Form 10-Q
period 2009-06-30
CompuCredit Holdings Corp
filed 2009-08-10
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

For the quarterly period ended June 30, 2009

of
____________

COMPUCREDIT HOLDINGS CORPORATION
a Georgia Corporation
____________

IRS Employer Identification No. 58-2336689

SEC File Number 0-53717

Five Concourse Parkway, Suite 400
Atlanta, Georgia 30328
(770) 828-2000

____________

CompuCredit Holdings Corporation has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding twelve months and has been subject to such filing requirements for the past ninety days.  CompuCredit Holdings Corporation is not yet required to file Interactive Data Files.

CompuCredit Holdings Corporation is an accelerated filer and is not a shell company.

As of July 31, 2009, 47,732,253 shares of Common Stock, no par value, of CompuCredit Holdings Corporation were outstanding. (This excludes 3,651,069 loaned shares to be returned.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30, 2009	December 31, 2008
		(as adjusted)
Assets
Cash and cash equivalents (including restricted cash of $17,741 at June 30, 2009 and $19,913 at December 31, 2008)	$102,639	$94,428
Securitized earning assets	471,366	813,793
Non-securitized earning assets, net:
Loans and fees receivable, net (of $22,810 and $24,757 in deferred revenue and $56,735 and $55,753 in allowances for uncollectible loans and fees receivable at June 30, 2009 and December 31, 2008, respectively)	309,231	340,734
Investments in previously charged-off receivables	59,271	47,676
Investments in securities	3,598	4,678
Deferred costs, net	5,509	6,161
Property at cost, net of depreciation	39,292	48,297
Investments in equity-method investees	22,002	53,093
Intangibles, net	3,344	4,547
Goodwill	44,302	59,129
Prepaid expenses and other assets	43,870	52,575
Assets of discontinued operations	1,931	—
Total assets	$1,106,355	$1,525,111
Liabilities
Accounts payable and accrued expenses	$96,900	$120,235
Notes payable and other borrowings	161,631	199,939
Convertible senior notes (Note 9)	304,572	299,834
Deferred revenue primarily from forward flow agreement	23,261	23,492
Current and deferred income tax liabilities	24,681	134,754
Liabilities related to discontinued operations	2,372	—
Total liabilities	613,417	778,254

Commitments and contingencies (Note 11)

Equity
Common stock, no par value, 150,000,000 shares authorized: 60,042,482 shares issued and 51,383,322 shares outstanding at June 30, 2009 (including 3,651,069 loaned shares to be returned); and 59,947,301 shares issued and 51,213,385 shares outstanding at December 31, 2008 (including 3,651,069 loaned shares to be returned)	—	—
Additional paid-in capital	522,053	522,571
Treasury stock, at cost, 8,659,160 and 8,733,916 shares at June 30, 2009 and December 31, 2008, respectively	(220,429)	(222,310)
Accumulated other comprehensive loss	(30,089)	(31,431)
Retained earnings	206,288	453,149
Total shareholders’ equity (Note 2)	477,823	721,979
Noncontrolling interests (Note 2)	15,115	24,878
Total equity	492,938	746,857
Total liabilities and equity (Note 2)	$1,106,355	$1,525,111

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Interest income:
Consumer loans, including past due fees	$18,967	$24,866	$38,768	$47,782
Other	252	1,390	581	3,473
Total interest income	19,219	26,256	39,349	51,255
Interest expense	(10,018)	(12,949)	(20,210)	(26,939)
Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	9,201	13,307	19,139	24,316
Fees and related income on non-securitized earning assets	40,926	49,775	83,572	104,151
Provision for loan losses	(18,555)	(15,704)	(30,808)	(35,885)
Net interest income, fees and related income on non-securitized earning assets	31,572	47,378	71,903	92,582
Other operating (loss) income:
Loss on securitized earning assets	(161,688)	(60,661)	(313,714)	(18,068)
Servicing income	31,470	44,868	70,874	93,154
Ancillary and interchange revenues	5,229	15,710	11,227	31,131
Gain on repurchase of convertible senior notes	—	13,728	160	13,728
Gain on buy-out of equity-method investee members	20,990	—	20,990	—
Equity in (loss) income of equity-method investees	(7,833)	6,982	(10,015)	15,456
Total other operating (loss) income	(111,832)	20,627	(220,478)	135,401
Other operating expense:
Salaries and benefits	13,843	17,908	28,075	36,687
Card and loan servicing	53,121	70,251	110,750	147,113
Marketing and solicitation	3,908	17,053	8,054	32,899
Depreciation	5,314	7,359	11,641	17,270
Goodwill Impairment	20,000	—	20,000	—
Other	25,309	35,815	50,503	64,497
Total other operating expense	121,495	148,386	229,023	298,466
Loss from continuing operations before income taxes	(201,755)	(80,381)	(377,598)	(70,483)
Income tax benefit	59,951	26,195	120,590	21,889
Loss from continuing operations	(141,804)	(54,186)	(257,008)	(48,594)
Discontinued operations:
Loss from discontinued operations before income taxes	(6,750)	(3,098)	(6,599)	(7,176)
Income tax benefit	2,363	1,084	2,310	2,512
Loss from discontinued operations	(4,387)	(2,014)	(4,289)	(4,664)
Net loss	(146,191)	(56,200)	(261,297)	(53,258)
Net loss (income) attributable to noncontrolling interests	11,847	518	14,436	(1,501)
Net loss attributable to controlling interests	$(134,344)	$(55,682)	$(246,861)	$(54,759)
Loss from continuing operations attributable to controlling interests per common share—basic	$(2.72)	$(1.13)	$(5.09)	$(1.05)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(2.72)	$(1.13)	$(5.09)	$(1.05)
Loss from discontinued operations attributable to controlling interests per common share—basic	$(0.09)	$(0.04)	$(0.09)	$(0.10)
Loss from discontinued operations attributable to controlling interests per common share—diluted	$(0.09)	$(0.04)	$(0.09)	$(0.10)
Net loss attributable to controlling interests per common share—basic	$(2.81)	$(1.17)	$(5.18)	$(1.15)
Net loss attributable to controlling interests per common share—diluted	$(2.81)	$(1.17)	$(5.18)	$(1.15)
See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statement of Equity (Unaudited)
For the Six months ended June 30, 2009
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Comprehensive Loss	Total Equity
Balance at December 31, 2008 (as adjusted)	59,947,301	$—	$522,571	$(222,310)	$(31,431)	$453,149	$24,878	$—	$746,857
Use of treasury stock for stock-based compensation plans	(111,644)	—	(1,996)	1,996	—	—	—	—	—
Issuance of restricted stock	206,825	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	4,387	—	—	—	—	—	4,387
Purchase of treasury stock	—	—	—	(115)	—	—	—	—	(115)
Tax effects of stock-based compensation plans	—	—	(1,317)	—	—	—	—	—	(1,317)
Settlement of contingent earn-out as referenced in Note 10, “Goodwill and Intangible Assets”	—	—	(1,592)	—	—	—	5,431	—	3,839
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(756)	—	(756)
Comprehensive loss:
Net loss	—	—	—	—	—	(246,861)	(14,436)	(261,297)	(261,297)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,342	—	(2)	1,340	1,340
Comprehensive loss	—	—	—	—	—	—	—	$(259,957)	—
Balance at June 30, 2009	60,042,482	$—	$522,053	$(220,429)	$(30,089)	$206,288	$15,115		$492,938

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Net loss	$(146,191)	$(56,200)	$(261,297)	$(53,258)
Other comprehensive loss:
Foreign currency translation adjustment	15,075	33	13,247	(279)
Income tax (expense) benefit related to other comprehensive loss	(12,347)	—	(11,907)	96
Comprehensive loss	(143,463)	(56,167)	(259,957)	(53,441)
Comprehensive loss (income) attributable to noncontrolling interests	11,802	518	14,438	(1,505)
Comprehensive loss attributable to controlling interests	$(131,661)	$(55,649)	$(245,519)	$(54,946)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	For the Six Months Ended June 30,
	2009	2008
		(as adjusted)
Operating activities
Net loss	$(261,297)	$(53,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	11,682	17,359
Impairment of goodwill	23,483	1,132
Provision for loan losses	31,500	36,509
Amortization and impairment of intangibles	1,203	1,250
Accretion of deferred revenue	(230)	(11,467)
Stock-based compensation expense	4,387	4,844
Retained interests adjustments, net	526,832	303,191
Unrealized loss on debt and equity securities classified as trading securities	—	1,950
Gain on repurchase of convertible senior notes	(160)	(13,728)
Interest expense accreted on convertible senior notes	4,991	5,090
Gain on buy-out of equity-method investee members	(20,990)	—
Income in excess of distributions from equity-method investments	—	(2,055)
Changes in assets and liabilities, exclusive of business acquisitions:
Net (increase) decrease in valuation of debt, equity and U.S. government securities classified as trading securities	(163)	17,939
Decrease in uncollected fees on non-securitized earning assets	6,508	3,823
Decrease in deferred costs	652	1,290
(Decrease) increase in income tax liability	(123,513)	62,699
Increase in deferred revenue	—	1,914
Decrease (increase) in prepaid expenses	4,845	(23,186)
Decrease in accounts payable and accrued expenses	(20,445)	(22,357)
Other	4,527	10,542
Net cash provided by operating activities	193,812	343,481
Investing activities
Purchase of third-party interest in equity-method investee	(19,542)	—
Proceeds from equity-method investees	50,633	5,314
Investments in securitized earning assets	(340,818)	(924,331)
Proceeds from securitized earning assets	186,844	701,806
Investments in non-securitized earning assets	(461,191)	(642,251)
Proceeds from non-securitized earning assets	443,739	564,392
Acquisition of assets	(621)	—
Purchases and development of buildings, software, furniture, fixtures and equipment, net of disposals	(2,084)	(8,895)
Net cash used in investing activities	(143,040)	(303,965)
Financing activities
Noncontrolling interests distributions, net	(756)	(3,468)
Proceeds from exercise of stock options	—	74
Purchase of treasury stock	(115)	(515)
Purchase of noncontrolling interest	(1,096)	—
Proceeds from borrowings	41,351	60,735
Repayment of borrowings	(83,044)	(80,942)
Net cash used in financing activities	(43,660)	(24,116)
Effect of exchange rate changes on cash	1,099	(79)
Net increase in cash	8,211	15,321
Cash and cash equivalents at beginning of period	94,428	137,526
Cash and cash equivalents at end of period	$102,639	$152,847
Supplemental cash flow information
Cash paid for interest	$16,116	$22,699
Net cash paid for (refunds of) income taxes	$613	$(87,094)
Supplemental non-cash information
Notes payable associated with capital leases	$1,385	$6,839
Notes payable associated with investments in securities	$—	$—
Issuance of stock options and restricted stock	$1,129	$6,989
See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009

1.	Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on securitized receivables, significantly affect our reported loss on retained interests in credit card receivables securitized (which is a component of loss on securitized earning assets on our condensed consolidated statements of operations) and the reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of what our results will be for the year ending December 31, 2009.

We have reclassified certain amounts in our prior period condensed consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Our prior year reclassifications include those required for the retrospective application of two new accounting pronouncements that are first effective for us under GAAP in our 2009 consolidated financial statements—specifically, a pronouncement that resulted in the reclassification of our prior liability for minority interests to a new noncontrolling interests component of total equity, and a pronouncement that resulted in reclassifications of consolidated balance sheet balances from deferred loan costs and convertible senior notes to additional paid-in capital and in associated reclassifications among retained earnings and deferred tax liabilities. Retrospective application of this latter pronouncement also had the effect of increasing interest expense and, accordingly, decreasing net income within our condensed consolidated statements of operations for the three and six months ended June 30, 2008.

On June 30, 2009, we completed a reorganization through which CompuCredit Corporation, our former parent company, became a wholly owned subsidiary of CompuCredit Holdings Corporation. We effected this reorganization through a merger pursuant to an Agreement and Plan of Merger, dated as of June 2, 2009, by and among CompuCredit Corporation, CompuCredit Holdings Corporation and CompuCredit Merger Sub, Inc., and as a result of the reorganization, each outstanding share of CompuCredit Corporation common stock was automatically converted into one share of CompuCredit Holdings Corporation common stock.

As a result of the reorganization, CompuCredit Corporation common stock is no longer publicly traded, and CompuCredit Holdings Corporation common stock commenced trading on the NASDAQ Global Select Market on July 1, 2009 under the symbol “CCRT,” the same symbol under which CompuCredit Corporation common stock was previously listed and traded.

The post-reorganization condensed consolidated financial statements presented herein are presented on the same basis as and can be compared to the condensed consolidated financial statements reported in CompuCredit Corporation’s prior quarterly and annual reports filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from and should be read in connection with the audited consolidated financial statements included in CompuCredit Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; likewise, it should be read in conjunction with management’s discussion and analysis of financial condition and results of operations also contained in that Annual Report.

2.	Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components

    The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Restricted Cash

Restricted cash as of June 30, 2009 includes (1) $8.7 million of escrowed gross proceeds (including interest earned thereon) associated with a forward flow contract between one of our subsidiaries and a subsidiary of Encore Capital Group, Inc. (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which we refer, “Encore”), (2) certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to noteholders under our debt facilities, and (3) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the contract (based upon then-outstanding allegations made by the Federal Trade Commission (“FTC”) as discussed further in Note 11, “Commitments and Contingencies”). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties currently are endeavoring to resolve these disputes through arbitration. Notwithstanding our settlement in December 2008 of all outstanding matters with the FTC, because of these ongoing disputes with Encore, we have not recognized subsequent to July 10, 2008 any income representing escrowed funds classified within restricted cash that we believe we have earned after that date but that Encore has not released from the escrowed funds.

Non-Securitized Earning Assets, Net

The components of non-securitized earning assets, net, on our consolidated balance sheets include loans and fees receivable, net, investments in previously charged-off receivables and investments in securities.

Loans and Fees Receivable, Net.  Loans and fees receivable, net, currently consist principally of receivables associated with our retail and Internet micro-loan activities and our auto finance business.

As applicable, we show loans and fees receivable net of both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) in accordance with applicable accounting rules.

 We account for the loans and fees receivable associated with our acquisition of a $189.0 million auto loan portfolio from Patelco Credit Union (“Patelco”) under accounting rules that limit the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loans and fees receivable. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual or valuation allowance. The following tables show (in thousands) a roll-forward of accretable yield for our loans for which we apply these rules, as well as the carrying amounts of and gross loans and fees receivable balances of our loans for which we apply these rules.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Roll-forward of accretable yield:
Balance at beginning of period	$(13,067)	$(24,314)	$(15,934)	$(28,737)
Impairment of accretable yield	(404)	—	(404)	—
Accretion of yield	2,548	3,951	5,415	8,374
Balance at end of period	$(10,923)	$(20,363)	$(10,923)	$(20,363)

Acquired loans and fees receivable subject to accretable yield accounting rules:
Carrying amount of loans and fees receivable at acquisition date	$160,592
Carrying amount of loans and fees receivable at June 30, 2009	$48,541
Gross loans and fees receivable balance at acquisition date	$191,976
Gross loans and fees receivable balance at June 30, 2009	$57,182

 A roll-forward of the components of loans and fees receivable, net (in millions) between our December 31, 2008 and June 30, 2009 consolidated balance sheet dates is as follows:

	Balance at December 31, 2008	Additions	Subtractions	Balance at June 30, 2009
Loans and fees receivable, gross	$421.3	$487.8	$(520.4)	$388.7
Deferred revenue	(24.8)	(32.5)	34.5	(22.8)
Allowance for uncollectible loans and fees receivable	(55.8)	(30.8)	29.9	(56.7)
Loans and fees receivable, net	$340.7	$424.5	$(456.0)	$309.2

As of June 30, 2009, the weighted average remaining accretion period for the $22.8 million of deferred revenue reflected in the above table was 24.4 months.

A roll-forward of our allowance for uncollectible loans and fees receivable (in millions) during each of the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$(53.5)	$(54.5)	$(55.8)	$(51.5)
Provision for loan losses	(18.6)	(15.7)	(30.8)	(35.9)
Charge offs	16.7	16.8	32.8	36.7
Recoveries	(1.3)	(2.3)	(2.9)	(5.0)
Balance at end of period	$(56.7)	$(55.7)	$(56.7)	$(55.7)

Investments in Previously Charged-Off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Unrecovered balance at beginning of period	$55,488	$47,676
Acquisitions of defaulted accounts	14,278	31,651
Cash collections	(14,341)	(28,221)
Cost-recovery method income recognized on defaulted accounts (included within fees and related income on non-securitized earning assets on our consolidated statements of operations)	3,846	8,165
Unrecovered balance at end of period	$59,271	$59,271
Estimated remaining collections (“ERC”)	$125,844	$125,844

 Our previously charged-off receivables consist of amounts associated with normal delinquency charged-off accounts, accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with our balance transfer program prior to such time as we issue credit cards relating to the accounts.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between twenty-four and thirty-six months for normal delinquency charged-off accounts and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting 45.2% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically have invested in debt and equity securities. We generally have classified our purchased debt and equity securities as trading securities and included realized and unrealized gains and losses in earnings in accordance with applicable accounting rules. Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:
	As of June 30, 2009	As of December 31, 2008
Held to maturity:
Investments in debt securities of equity-method investees	$3,142	$4,385
Trading:
Investments in equity securities	456	293
Total investments in securities	$3,598	$4,678

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. We expense these amounts once services have been performed or marketing efforts have been undertaken. Also included are (1) various deposits (totaling $22.4 million as of June 30, 2009) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $7.1 million as of June 30, 2009 associated with our ongoing servicing efforts in the United Kingdom) and (2) vehicle inventory held by our buy-here, pay-here auto dealerships that we expense as cost of goods sold (within fees and related income on non-securitized earning assets on our consolidated statements of operations) as we earn associated sales revenues.

Deferred Costs

The principal components of deferred costs include unamortized costs associated with our (1) receivables origination activities and (2) issuances of convertible senior notes and other debt. We defer direct receivables origination costs for our credit card receivables and amortize them against credit card fee income on a straight-line basis over the privilege period, which is typically one year. We generally amortize deferred costs associated with our convertible senior notes into interest expense over the expected life of the instruments; however, we accelerate the recovery of an appropriate pro-rata portion of these costs against gains on repurchases of our convertible senior notes. On January 1, 2009, we were required to adopt a GAAP pronouncement that resulted in the reclassification of $4.8 million of deferred loan costs associated with our convertible senior notes as a reduction to equity, and as required, we have retrospectively applied this pronouncement within prior period consolidated financial statements as if the accounting pronouncement had applied in financial reporting periods prior to its January 1, 2009 effective date. See Note 9, “Convertible Senior Notes, Notes Payable and Other Borrowings,” for additional effects of our adoption of this pronouncement.

Income Taxes

We account for income taxes based on the liability method required by applicable accounting rules. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Additionally, we assess the probability that a tax position we have taken may not ultimately be sustained on audit, and we reevaluate our uncertain tax positions on a quarterly basis. We base these reevaluations on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to tax expense. The accounting rules also require that we assess the need to establish a valuation allowance against deferred tax assets by evaluating available evidence to determine whether it is more likely than not that some or all of the deferred tax assets will be realized in the future.  To the extent there is insufficient positive evidence to support the realization of the deferred tax assets, we establish a valuation allowance.

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, the United Kingdom, and the Netherlands. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2005. Currently, we are under audit by various jurisdictions for various years, including the Internal Revenue Service for the 2007 tax year. Although the audits have not been concluded, we do not expect any changes to the tax liabilities reported in those years. If any such changes arise, however, we do not expect them to be material.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.7 million and $1.4 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2009 and June 30, 2008.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense.

Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were 29.9% and 31.9% for the three and six months ended June 30, 2009, compared to 32.8% and 31.5% for the three and six months ended June 30, 2008. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions and changes in law between these periods, and the variations in effective tax rates between these periods are substantially related to the effects of a $10.7 million valuation allowance against income statement-oriented U.S. federal deferred tax assets during the three months ended June 30, 2009. As computed without regard to the effects of all U.S. federal, state, local and foreign tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax rates would have been 35.0% and 33.7% for the three and six months ended June 30, 2009, respectively, and 35.5% and 35.3% for the three and six months ended June 30, 2008, respectively.

In addition to the U.S. federal, state, local and foreign tax valuation allowances taken against income statement-oriented deferred tax assets in the three months ended June 30, 2009, we provided a $9.0 million valuation allowance against U.S. federal deferred tax assets related to the accumulated other comprehensive loss component within consolidated shareholders’ equity in the three months ended June 30, 2009.

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets primarily include:  (1) lending fees associated with our retail and Internet micro-loan activities; (2) fees associated with our lower-tier credit card receivables during periods in which we have held them on balance sheet; (3) income associated with our investments in previously charged-off receivables; (4) gains and losses associated with our investments in securities; and (5) gross profits from auto sales within our Auto Finance segment.

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Retail micro-loan fees	$16,566	$16,546	$33,242	$35,207
Internet micro-loan fees	15,104	10,052	26,892	17,770
Fees on lower-tier credit card receivables while held on balance sheet	—	2,761	—	5,403
Income on investments in previously charged-off receivables	3,846	11,029	8,165	29,826
Gross profit on auto sales	5,138	8,909	13,609	18,007
Gains (losses) on investments in securities	86	(1,090)	163	(6,251)
Other	186	1,568	1,501	4,189
Total fees and related income on non-securitized earning assets	$40,926	$49,775	$83,572	$104,151

Loss on Securitized Earning Assets

Loss on securitized earning assets is the net of (1) losses on retained interests in credit card receivables securitized and (2) returned-check, cash advance and certain other fees associated with our securitized credit card receivables, both of which are detailed (in thousands) in the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Loss on retained interests in credit card receivables securitized	$(165,579)	$(68,160)	$(323,834)	$(33,838)
Fees on securitized receivables	3,891	7,499	10,120	15,770
Total loss on securitized earning assets	$(161,688)	$(60,661)	$(313,714)	$(18,068)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules that, in addition to requiring certain new securitization and structured financing-related disclosures that have been incorporated into our condensed consolidated financial statements as of and for the three and six months ended June 30, 2009, are expected to result in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result, cash and credit card receivables held by our securitization trusts and debt issued from those entities will be presented as assets and liabilities on our consolidated balance sheet effective on that date. Initial adoption of these new accounting rules is expected to have a material impact on our reported financial condition. However, because we have not yet decided whether to exercise an available option under these rules under which we would be required to value both the credit card receivables and debt outstanding within our securitization trusts at fair value, we are uncertain whether our adoption of the new rules will result in materially favorable or adverse effects on our reported financial condition. If we exercise the fair value option permitted under the new rules, we expect favorable effects on our reported financial condition; whereas, if we do not exercise the fair value option, we expect adverse effects on our reported financial condition. Moreover, after adoption of these new rules, we will no longer reflect our securitization trusts’ results of operations within losses on retained interests in credit card receivables securitized, but will instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes should we exercise the fair value option) with respect to the credit card receivables held within our securitization trusts; similarly, we will begin to separately report interest expense (as well as gains and/or losses associated with fair value changes should we exercise the fair value option) with respect to the debt issued from the securitization trusts. Lastly, because we will account for our securitization transactions under these new accounting rules as secured borrowings rather than asset sales, we will begin to present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities.

In April 2009, the FASB issued new other-than-temporary impairment accounting rules for debt securities, indicating that a company should continue to assess its intent and ability to hold a security to maturity and to assess whether the fair value of a debt security is less than its amortized cost basis. If the fair value is determined to be less than the amortized cost basis, the company should make the determination of whether the impairment is other-than-temporary. The new rules also call for additional disclosure and are effective for periods ending after June 15, 2009. As of June 30, 2009, our investments in securities totaled only $3.6 million, and our adoption of these rules did not have a material impact on our condensed consolidated financial statements.

In March 2009, the Emerging Issues Task Force (the “EITF”) reached a consensus-for-exposure stating that at the date of issuance, a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost shall be amortized using the effective interest method over the life of the financing arrangement as interest cost.  The EITF also reached a consensus-for-exposure that the loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculations.  The EITF reached a consensus-for-exposure that this guidance would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2009 and would be applied retrospectively to all arrangements outstanding on the date the issue becomes effective.  The consensus-for-exposure has been ratified by the FASB, the comment period has passed and the FASB is currently considering comments received on the draft. We currently are assessing the impact of this development on our convertible senior notes.

In June 2008, the FASB ratified a consensus reached by the EITF on the determination of whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. After considering these new rules, we re-affirmed our conclusion reached in 2005 that we are not required to bifurcate and separately account for any of the embedded features within our convertible senior notes.

Also in June 2008, the FASB issued new rules addressing whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in previously issued accounting rules.  These new rules were effective for us January 1, 2009, and all prior period earnings per share data presented in financial statements have been adjusted retrospectively to conform to the new rules.  See Note 12, “Net Income Attributable to Controlling Interests Per Common Share,” for further information regarding the computation of earnings per share.

In May 2008, the FASB issued new rules addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). These rules address instruments commonly referred to as Instrument C type instruments. Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option.

These rules are effective for fiscal periods beginning after December 15, 2008, did not permit early application, and are required to be applied retrospectively to all periods presented. Our January 1, 2009 adoption of these rules resulted in an increase in shareholders’ equity of $56.1 million.  See the table below for a roll-forward of the impacts of our adoption of these rules.

 In December 2007, the FASB issued new accounting rules that significantly changed the accounting for business combinations. Under these rules, an acquiring entity is required, with limited exceptions, to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. The rules change the accounting treatment for certain specific items, including:

•	Acquisition costs generally are expensed as incurred;

•	Noncontrolling interests (formerly known as minority interests) are valued at fair value at the acquisition date;

•
Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under previously existing rules for non-acquired contingencies;

•	In-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

The new rules also include a substantial number of new disclosure requirements. They apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and earlier adoption was prohibited. While the new rules significantly affect the way that we will account for future acquisitions, we adopted them on January 1, 2009 with no material effects on our consolidated results of operations, financial position or cash flows.

Also in December 2007, the FASB issued new accounting requirements that establish new accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Specifically, these rules require the recognition of any noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. The rules also clarify that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, the rules require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The rules also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. These new rules are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption was prohibited. We adopted these rules on January 1, 2009 with no material effects (other than the effects of reclassification of our noncontrolling interests as a component of equity) on our consolidated results of operations, financial position or cash flows.

The following details (in thousands, except per share data) the effects of retrospective application of the new accounting rules concerning Instrument C convertible debt and noncontrolling interests:

	As originally reported	Retrospective application of Instrument C convertible debt rules	Retrospective application of noncontrolling interests rules	As adjusted
Additional paid-in capital (as of December 31, 2008)	$413,857	$108,714	$—	$522,571
Retained earnings (as of December 31, 2008)	$505,728	$(52,579)	$—	$453,149
Total equity (as of December 31,2008)	$665,844	$56,135	$24,878	$746,857
Loss from continuing operations (for the three months ended June 30, 2008) (1)	$(42,906)	$(10,762)	$(518)	$(54,186)
Net loss (for the three months ended June 30, 2008)	$(44,920)	$(10,762)	$(518)	$(56,200)
Loss from continuing operations attributable to controlling interests per common share (for the three months ended June 30, 2008)—basic (1)	$(0.92)	$(0.21)	$—	$(1.13)
Loss from continuing operations attributable to controlling interests per common share (for the three months ended June 30, 2008)—diluted (1)	$(0.92)	$(0.21)	$—	$(1.13)
Net loss attributable to controlling interests per common share (for the three months ended June 30, 2008)—basic	$(0.96)	$(0.21)	$—	$(1.17)
Net loss attributable to controlling interests per common share (for the three months ended June 30, 2008)—diluted	$(0.96)	$(0.21)	$—	$(1.17)
Loss from continuing operations (for the six months ended June 30, 2008) (1)	$(37,788)	$(12,307)	$1,501	$(48,594)
Net loss (for the six months ended June 30, 2008)	$(42,452)	$(12,307)	$1,501	$(53,258)
Loss from continuing operations attributable to controlling interests per common share (for the six months ended June 30, 2008)—basic (1)	$(0.81)	$(0.24)	$—	$(1.05)
Loss from continuing operations attributable to controlling interests per common share (for the six months ended June 30, 2008)—diluted (1)	$(0.81)	$(0.24)	$—	$(1.05)
Net loss attributable to controlling interests per common share (for the six months ended June 30, 2008)—basic	$(0.91)	$(0.24)	$—	$(1.15)
Net loss attributable to controlling interests per common share(for the six months ended June 30, 2008)—diluted	$(0.91)	$(0.24)	$—	$(1.15)

(1) Prior period “As originally reported” amounts have been restated to report the impact of discontinued operations.

3.      Discontinued Operations

In the May 2009, we discontinued our Retail Micro-Loans segment’s Arkansas operations based on ongoing regulatory opposition that we faced within that state; as such, our Arkansas retail micro-loan results of operations have been classified as discontinued operations for all periods presented and the remaining assets (principally net loans and fees receivable upon which we are collecting) and liabilities of these operations are identified as discontinued assets and liabilities on our condensed consolidated balance sheet. Reflecting both our discontinued Arkansas operations, as well as those of other Retail Micro-Loan segment states that we discontinued in prior reporting periods, the components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009		2008	2009		2008
Net interest income, fees and related income on non-securitized earning assets		$375	$3,353		$1,684	$7,647
Other operating expense		863	5,680		2,021	12,920
Estimated loss upon sale		2,779	771		2,779	771
Goodwill impairment		3,483	—		3,483	1,132
Loss before income taxes		(6,750)	(3,098)		(6,599)	(7,176)
Income tax benefit		2,363	1,084		2,310	2,512
Net loss	$	(4,387)	$(2,014)	$	(4,289)	$(4,664)

4.	Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other. We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues, and there are no charges against segment operations for the internal (i.e., non-third-party) costs of capital that we have allocated to the segments. Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(6,268)	$3,743	$14,118	$9,414	$10,565	$31,572
Total other operating (loss) income	$(111,950)	$27	$—	$90	$1	$(111,832)
(Loss) income from continuing operations before income taxes	$(176,765)	$(7,049)	$(16,549)	$(6,165)	$4,773	$(201,755)
Loss from discontinued operations before income taxes	$—	$—	$(6,750)	$—	$—	$(6,750)
Loans and fees receivable, gross	$1,385	$—	$33,492	$325,854	$28,045	$388,776
Loans and fees receivable, net	$1,039	$—	$27,811	$260,968	$19,413	$309,231
Total assets	$609,806	$68,386	$66,793	$300,349	$61,021	$1,106,355

Three Months Ended June 30, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(5,353)	$11,094	$14,728	$19,857	$7,052	$47,378
Total other operating income	$20,402	$225	$—	$—	$—	$20,627
Income (loss) from continuing operations before income taxes	$(88,038)	$5,717	$2,583	$(762)	$119	$(80,381)
Loss from discontinued operations before income taxes	$—	$—	$(2,649)	$—	$(449)	$(3,098)
Loans and fees receivable, gross	$30,842	$—	$31,912	$387,137	$18,981	$468,872
Loans and fees receivable, net	$25,668	$—	$26,934	$317,153	$13,673	$383,428
Total assets	$1,208,792	$38,299	$97,902	$395,595	$65,345	$1,805,933

Six Months Ended June 30, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(11,884)	$7,948	$28,492	$27,998	$19,349	$71,903
Total other operating (loss) income	$(220,937)	$55	$—	$403	$1	$(220,478)
(Loss) income from continuing operations before income taxes	$(354,790)	$(9,377)	$(17,627)	$(4,135)	$8,331	$(377,598)
Loss from discontinued operations before income taxes	$—	$—	$(6,599)	$—	$—	$(6,599)
Loans and fees receivable, gross	$1,385	$—	$33,492	$325,854	$28,045	$388,776
Loans and fees receivable, net	$1,039	$—	$27,811	$260,968	$19,413	$309,231
Total assets	$609,806	$68,386	$66,793	$300,349	$61,021	$1,106,355

Six Months Ended June 30, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(13,256)	$30,031	$30,925	$35,669	$9,213	$92,582
Total other operating income	$134,767	$438	$—	$196	$—	$135,401
Income (loss) from continuing operations before income taxes	$(87,979)	$19,290	$6,408	$(4,522)	$(3,680)	$(70,483)
Loss from discontinued operations before income taxes	$—	$—	$(6,227)	$—	$(949)	$(7,176)
Loans and fees receivable, gross	$30,842	$—	$31,912	$387,137	$18,981	$468,872
Loans and fees receivable, net	$25,668	$—	$26,934	$317,153	$13,673	$383,428
Total assets	$1,208,792	$38,299	$97,902	$395,595	$65,345	$1,805,933

5.    Treasury Stock Transactions

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 8,006 and 111,644 during the three and six months ended June 30, 2009 at gross costs of $0.1 million and $2.0 million, respectively, in satisfaction of restricted stock vestings. We also effectively purchased shares totaling 2,939 and 36,888 during the three and six months ended June 30, 2009 at a gross cost of $0.01 million and $0.11 million, respectively, by having employees who were vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

6.    Investments in Equity-Method Investees

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of June 30, 2009	As of December 31, 2008
Securitized earning assets	$60,819	$116,510
Total assets	$62,345	$118,962
Total liabilities	$1,565	$1,967
Members’ capital	$60,779	$116,995

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net interest income, fees and related income on non-securitized earning assets	$—	$—	$—	$1
Fees and related (loss) income on securitized earning assets	$(22,841)	$15,929	$(31,011)	$33,231
Total other operating (loss) income	$(21,745)	$18,210	$(28,605)	$37,866
Net (loss) income	$(15,359)	$17,055	$(23,000)	$35,649

In May 2009, we recognized a gain of $21.0 million that is separately classified on our condensed consolidated statement of operations associated with our buy-out of all other members of our then-longest standing equity-method investee. Subsequent to this buy-out event, we have included the operations of this former equity-method investee and its underlying assets and liabilities within our consolidated results of operations and condensed consolidated balance sheet items, as opposed to the income from equity-method investees and investment in equity-method investee categories.

7.     Securitizations and Structured Financings

As of June 30, 2009, substantially all of our credit card receivables had been sold to securitization trusts. Within this Report, we refer to such transfers of financial assets to off-balance-sheet securitization trusts as “securitizations,” as contrasted with our use of the term “structured financings” to refer to non-recourse, on-balance-sheet debt financings.

 Securitizations

Our credit card receivables securitization transactions do not affect the relationship we have with our customers, and we continue to service the securitized credit card receivables. Our ownership of retained interests in our securitized credit card receivables, the guarantee and note purchase agreements with respect to securitizations of acquired credit card receivables portfolios as described in Note 11, “Commitments and Contingencies,” and our obligation to service securitized receivables represent our only continuing involvement with our securitized credit card receivables.

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Gross amount of receivables securitized at period end	$1,984,497	$3,002,547	$1,984,497	$3,002,547
Proceeds from new transfers of financial assets to securitization trusts	$213,102	$362,939	$304,728	$749,926
Proceeds from collections reinvested in revolving-period securitizations	$148,443	$371,482	$275,462	$789,899
Excess cash flows received on retained interests	$24,826	$37,172	$55,484	$89,834
Loss on retained interests in credit card receivables securitized	$(165,579)	$(68,160)	$(323,834)	$(33,838)
Fees on securitized receivables	3,891	7,499	10,120	15,770
Total loss on securitized earning assets	$(161,688)	$(60,661)	$(313,714)	$(18,068)

The investors in our securitization transactions have no recourse against us for our customers’ failure to pay their credit card receivables. However, most of our retained interests are subordinated to the investors’ interests until the investors have been fully paid.

 Generally, we include all collections received from the cardholders underlying each securitization in our securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from those cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to us as servicer in the amounts of our contractually negotiated servicing fees, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that becomes due and payable, and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to us on our retained interests.

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheets, and because we classify them as trading securities and have made a fair value election with respect to them, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions.

The measurements of retained interests associated with our securitizations are dependent upon our estimate of future cash flows using the cash-out method. Under the cash-out method, we record the future cash flows at a discounted value. We discount the cash flows based on the timing of when we expect to receive the cash flows. We base the discount rates on our estimates of returns that would be required by investors in investments with similar terms and credit quality. We estimate yields on the credit card receivables based on stated annual percentage rates and applicable terms and conditions governing fees as set forth in the credit card agreements, and we base estimated default and payment rates on historical results, adjusted for expected changes based on our credit risk models. We typically charge off credit card receivables when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. We generally charge off bankrupt and deceased customers’ accounts within 30 days of verification.

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	June 30, 2009	December 31, 2008
I/O strip	$134,384	$132,360
Accrued interest and fees	13,887	22,723
Net servicing liability	(23,008)	(10,670)
Amounts due from securitization	54,929	12,369
Fair value of retained interests	292,641	659,156
Issuing bank partner continuing interests	(1,467)	(2,145)
Securitized earning assets	$471,366	$813,793

The I/O strip reflects the fair value of our rights to future income from securitizations arranged by us and includes certain credit enhancements. Accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we have securitized. Amounts due from securitization represent cash flows that are distributable to us from the prior month’s cash flows within each securitization trust; we generally expect to receive these amounts within 30 days from the close of each respective month. Lastly, we measure retained interests at fair value as set forth within the fair value of retained interests category in the above table.

 The net servicing liability in the above table reflects on a net basis, for those securitization structures for which servicing compensation is not adequate, the fair value of the net costs to service the receivables above and beyond the net servicing income we expect to receive from the securitizations. We initially record a servicing asset or a servicing liability associated with a securitization structure when the servicing fees we expect to receive do not represent adequate compensation for servicing the receivables. We record these initial servicing assets and servicing liabilities at estimated fair market value, and then we evaluate and update our servicing asset and servicing liability fair value estimates at the end of each financial reporting period. We present the net of our servicing assets and liabilities (i.e., a net servicing liability) in the above table, and we include changes in net servicing liability fair values within loss on securitized earning assets on our consolidated statements of operations (and more specifically as a component of loss on retained interests in credit card receivables securitized). Because quoted market prices generally are not available for our servicing liabilities, we estimate fair values based on the estimated present value of future cash flows.

The primary risk inherent within the determination of our net servicing liability is our ability to control our servicing costs relative to the servicing revenues we receive from our securitization trusts. We do not consider our servicing revenue stream to be a particularly significant risk because, with respect to a substantial majority of the receivables we service, even in the event of early amortization of our securitization facilities, we will continue to receive servicing revenues through the securitization waterfalls in the same manner and in no lower rate of compensation than we do currently. We have no instruments that we use to mitigate the income statement effects of changes in the fair value of our net servicing liability.

Reflected within servicing income on our consolidated statements of operations are servicing income (fees) we have received from both our securitization trusts and equity-method investees that have contracted with us to service their assets. The servicing fees received exclusively from our securitization trusts were $31.5 million, $44.9 million, $70.9 million and $93.2 million for the three and six months ended June 30, 2009 and 2008, respectively. Changes in our net servicing liability for each financial reporting period presented are summarized (in millions) in the following table:

	For the Three Months Ended
	June 30, 2009	December 31, 2008	June 30, 2008
Net servicing liability at beginning of period	$13.7	$6.4	$21.3
Changes in fair value of net servicing liability due to changes in valuations inputs (including receivables levels within securitization trusts, length of servicing period, and servicing costs)	9.3	4.3	(2.7)
Balance at end of period	$23.0	$10.7	$18.6

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	As of June 30, 2009	As of December 31, 2008	As of June 30, 2008
Net collected yield (annualized)	31.7%	38.7%	36.5%
Principal payment rate (monthly)	4.2%	4.2%	5.2%
Expected principal credit loss rate (annualized)	17.6%	20.8%	16.1%
Residual cash flows discount rate	30.5%	22.6%	23.7%
Servicing liability discount rate	14.0%	14.0%	14.0%
Life (in months) of securitized credit card receivables	23.8	23.8	19.2

The trending decrease in our net collected yield and principal payment rates is a product of both (1) a general decline in payments being made by consumers and the expectation that this trend will continue and (2) a reduction in the relative mix of our lower-tier credit card receivables, which have higher yields and charge offs and lower payment rates than our more traditionally securitized upper-tier credit card receivables. Also contributing to trending lower net collected yield assumptions are (1) the adverse effects of recent account closure actions on annual, monthly maintenance and certain other recurring types of credit card fees associated with open credit card accounts and (2) fee credit programs we have used at increasing levels to encourage consumers to make payments at higher levels within a distressed economy and elevated late stage delinquencies and the expectation that these delinquencies will continue (i.e., as we do not assess fees and finance charge billings for credit card receivables in the later stages of delinquency). The modest reduction in the expected principal credit loss rate at June 30, 2009 relative to December 31, 2008 reflects charge offs in the six months ended June 30, 2009 of a significant number of accounts closed in the fall of 2008 (i.e., customers who have chosen not to pay because we closed their accounts in the fall of 2008 charged off fairly rapidly as anticipated leaving a mix at June 30, 2009 of better quality account relationships).

The increase in the June 30, 2009 residual cash flows discount rate relative to December 31, 2008 and June 30, 2008 reflects a decline in our overall collateral enhancement levels, which has resulted from a change in mix of the managed receivables underlying our securitization trusts toward receivables that serve as collateral to support draws that have been made against our highest advance rate securitization facility within our upper-tier originated portfolio master trust. Also adversely affecting our June 30, 2009 residual cash flows discount rate is an assumption that investors within certain of our securitization trusts will require higher returns (i.e., wider spreads above the one-month LIBOR interest rate index applicable in most of our securitizations) based on second quarter 2009 credit rating agency downgrades of several of our securitization trust bonds (in the case of certain of our securitization trusts to below investment grade for every tranche of the trusts’ outstanding bonds). Our retained interests valuation models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, with lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns, and with higher levels of collateral enhancement (and hence lower investment risk), investors in securitization structure residual interests will require lower investment returns.

The following illustrates the hypothetical effect on the June 30, 2009 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Assumptions and valuation effects of changes thereto
Net collected yield (annualized)	31.7%
Impact on fair value of 10% adverse change	$(44,158)
Impact on fair value of 20% adverse change	$(88,345)
Payment rate (monthly)	4.2%
Impact on fair value of 10% adverse change	$(15,334)
Impact on fair value of 20% adverse change	$(32,019)
Expected principal credit loss rate (annualized)	17.6%
Impact on fair value of 10% adverse change	$(25,311)
Impact on fair value of 20% adverse change	$(50,624)
Residual cash flows discount rate	30.5%
Impact on fair value of 10% adverse change	$(10,523)
Impact on fair value of 20% adverse change	$(20,330)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(1,331)
Impact on fair value of 20% adverse change	$(1,975)

    These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and a 20% variation in assumptions generally cannot be extrapolated because the relationship of a change in assumption to the change in fair value of our retained interests in credit card receivables securitized may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables we have securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not our assets. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations.

	June 30, 2009	December 31, 2008
Total managed principal balance	$1,745,827	$2,157,626
Total managed finance charge and fee balance	238,670	485,453
Total managed receivables	1,984,497	2,643,079
Cash collateral at trust and amounts due from QSPEs	482,606	125,051
Total assets held by QSPEs	2,467,103	2,768,130
QSPE-issued notes to which we are subordinated (1)	(1,790,376)	(1,728,996)
Face amount of residual interests in securitizations	$676,727	$1,039,134
Receivables delinquent—60 or more days	$313,493	$458,795
Net charge offs during each respective three-month period ending	$159,015	$102,113

1) Includes Class B notes issued out of our Embarcadero Trust owned by one of our consolidated subsidiaries and a third party that holds a noncontrolling interest in one of our subsidiaries.

    Data in the above table are aggregated from the various QSPEs that underlie our securitizations. QSPE-issued notes (in millions) to which we are subordinated within our various securitization structures are our most significant source of liquidity and include the following:

	June 30, 2009	December 31, 2008
Six-year term securitization facility (expiring October 2010) issued out of our upper-tier originated portfolio master trust (1)	$264.0	$264.0
Two-year variable funding securitization facility with renewal options (expiring January 2010) issued out of our upper-tier originated portfolio master trust	650.0	370.0
Five-year term securitization facility (expiring October 2009) issued out of our upper-tier originated portfolio master trust	286.6	286.6
Two-year variable funding securitization facility (expiring October 2010) issued out of our lower-tier originated portfolio master trust	154.5	260.5
Two-year amortizing securitization facility (expiring December 2009) issued out of our lower-tier originated portfolio master trust	62.5	137.5
Multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired in 2004 and 2005, respectively	11.0	16.4
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust	312.2	310.3
Ten-year amortizing term securitization facility issued out of our Embarcadero Trust, including our subsidiary’s ownership in the Class B notes (expiring January 2014)	49.6	83.7
Total QSPE-issued notes to which we are subordinated	$1,790.4	$1,729.0

(1) On July 1, 2009, we purchased at a significant discount from face amount all of the notes associated with our six-year term securitization facility that had been issued to a third party out of our upper-tier originated portfolio master trust. This six-year term securitization facility series was subsequently cancelled. We currently are evaluating the effects of this transaction on our financial position and results of operations as of and for the period ending September 30, 2009.

Because we hold residual retained interests in our securitization trusts, we remain subject to largely the same types and levels of risks to which we would be subject if we did not transfer our credit card receivables to our securitization trusts. These risks include:  interest rate risks; payment, default and charge-off risks; regulatory risks related to the origination and servicing of the receivables; credit card fraud risks; risks associated with employment base and infrastructure that we maintain for servicing the receivables; and risks associated with the availability and cost of funding the securitizations.  Adverse developments in one or more of the factors underlying these risks could result in an early amortization of one or more of the outstanding series of notes issued by our securitization trusts. Moreover, as these notes mature, there can be no assurance that we will be able to renew or replace them, or if renewed or replaced, that the terms will be as favorable as the terms that currently exist.

Except as described below or as set forth in Note 11, “Commitments and Contingencies,” concerning guarantee agreements and note purchase agreements associated with our securitization of certain acquired credit card receivables portfolios, we have no explicit or implicit arrangements under which we have provided or could be called upon to provide financial support to our securitization trusts or their beneficiaries, and there are no events or circumstances that could expose us to losses in excess of the carrying amounts of our retained interests. However, as servicer for the receivables held in our securitization trusts, we have significant continuing involvement in overseeing the receivables and their collection, and we perform a variety of functions that benefit our securitization trusts (and their beneficiaries, including our transferor subsidiaries). We incur significant costs associated with this continuing involvement (costs that are reflected in the determination of our net servicing liability in cases where we do not receive adequate compensation for our servicing obligations).

As servicer, we provide call center customer support and collections services on behalf of the securitization trusts. The objective of the collections process is to maximize the amount collected in the most cost effective and customer-friendly manner possible. To fulfill this objective, on behalf of the securitization trusts (and their beneficiaries, including our transferor subsidiaries), we employ the traditional cross-section of letters and telephone calls to encourage payment, and we exercise broad discretion under our credit card servicing guidelines to apply customer payments to finance charges or principal; to waive interest and fees or otherwise provide promotional or matching payments and other credits (including principal credits) to avoid negative amortization and to encourage prompter and larger payments; to send out mailings for promotional marketing-oriented collection programs or to facilitate balance transfer marketing programs on behalf of our bank partners; and to re-age customer accounts that meet applicable regulatory qualifications for re-aging or otherwise adjust billing cycles and practices to reflect operational objectives. These and other collection-oriented techniques and practices have varying effects on the statistical performance of the receivables held by our securitization trusts and thereby have varying effects on the beneficiaries of the securitization trusts, including our transferor subsidiaries.

Structured Financings

Beyond the securitizations discussed above, we have entered into certain non-recourse, asset-backed structured financing transactions within our Auto Finance segment. We consolidate the assets (auto finance receivables, which are a subset of loans and fees receivable, net on our consolidated balance sheets) and debt (classified within notes payable and other borrowings on our consolidated balance sheets) associated with these structured financings on our balance sheet because the transactions do not meet the legal isolation and other off-balance sheet securitization criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. Structured financing notes outstanding, the carrying amount of the auto finance receivables that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific auto finance receivables underlying each respective facility and cannot look to our general credit for repayment), and the maximum exposure to loss (which represents the carrying amount of the auto finance receivables minus the non-recourse notes) are scheduled (in millions) as follows:

	June 30, 2009	December 31, 2008
Carrying amount of auto finance receivables underlying structured financings	$202.2	$235.1
Structured financing notes outstanding, average rate 5.4% as of June 30, 2009, payable 2009 through 2013 ($89.0 of June 30, 2009 balance payable in September 2009 and $29.8 of June 30, 2009 balance amortizing with liquidation of underlying purchased auto finance receivables pool from 2009 through 2013)	(118.8)	(152.1)
Maximum exposure to loss under structured financings	$83.4	$83.0

Much like with our credit card securitizations, there is a waterfall within these structured financings that provides for a priority distribution of cash flows to us to service the underlying auto finance receivables (cash flows that we consider adequate to meet our costs of servicing the receivables), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. Our failure at any time to meet the various covenants within the structured financings could cause early amortization of the facilities, and although we are having productive discussions with our lender and other parties, when two of these structured financings with an aggregate outstanding balance of $89.0 million mature in September 2009, there can be no assurance that the lender will renew the debt facilities under acceptable terms and conditions or at all. Beyond our role as servicer of the underlying assets within these structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures. See Note 9, “Convertible Senior Notes, Notes Payable and Other Borrowings,” for a detail of all notes payable and other borrowings, including these structured financings.

8.      Fair Values of Assets

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2009 by fair value hierarchy:

Assets	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total assets measured at fair value
Investment securities—trading	$456	$—	$—	$456
Securitized earning assets	$—	$—	$471,366	$471,366

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for 2009:

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
	Investment securities-trading	Securitized earnings assets	Total	Investment securities-trading	Securitized earnings assets	Total
Beginning balance	$—	$621,834	$621,834	$—	$813,793	$813,793
Total gains (losses)—realized/unrealized:
Net revaluations of/additions to retained interests	—	160,993	160,993	—	347,054	347,054
Total realized and unrealized losses	—	—	—	—	—	—
Purchases, issuances, and settlements, net	—	(311,461)	(311,461)	—	(689,481)	(689,481)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance	$—	$471,366	$471,366	$—	$471,366	$471,366

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30,2009
	Investment securities-trading	Securitized earning assets	Total	Investment securities-trading	Securitized earning assets	Total
Total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period end	$—	$160,993	$160,993	$—	$347,054	$347,054

The unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 assets and liabilities.

Net Revaluation of Retained Interests. We record the net revaluation of retained interests in the loss on securitized earning assets category in our consolidated statements of operations, specifically as loss on retained interests in credit card receivables securitized. The net revaluation of retained interests includes revaluations of our I/O strip, accrued interest and fees, servicing liabilities associated with our residual interests, amounts due from securitization, residual interests and issuing bank partner continuing interests. We estimate the present value of future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds and discount rates.

 Total Realized and Unrealized Losses. We record total realized and unrealized losses within the fees and related income from non-securitized earning assets category in our consolidated statements of operations. We formerly held certain securities available for sale that we classified as Level 3, indicating that significant valuation assumptions are not readily observable in the market due to limited trading activity. For those securities, the last of which we disposed of in the three months ended June 30, 2008, we measured fair value using the best available data, in the form of quotes provided directly by various dealers associated with the securities and third-party valuations.

 Valuations and Techniques for Assets Measured at Fair Value on a Non-Recurring Basis

 We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more of these assets is determined to be impaired.

We were required to make such a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the three months ended June 30, 2009 and in the three months ended March 31, 2008 with our decisions to discontinue that segment’s Arkansas and Texas operations, respectively.  We estimated the fair value of those assets using Level 3 inputs, specifically discounted cash flow projections reflecting our best estimate of what third-party participants would use in determining fair value, including estimates of yield, default rates, same-store growth (or liquidation) rates and payment rates. We recorded within loss from discontinued operations a non-cash goodwill impairment charge of $3.5 million and $1.1 million in the three months ended June 30, 2009 and three months ended March 31, 2008, respectively. We also recorded a $20.0 million goodwill impairment charge associated with our continuing Retail Micro-Loans segment operations in the three months ended June 30, 2009.

 For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2009 by fair value hierarchy:

	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total assets measured at fair value
Assets:
Goodwill	$—	$—	$44,302	$44,302
Intangibles, net	$—	$—	$3,344	$3,344

9.	Convertible Senior Notes, Notes Payable and Other Borrowings

Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025, and in November of that same year, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.

Upon our January 1, 2009 required adoption of new accounting rules for Instrument C convertible notes (a classification applicable to our convertible senior notes), we (1) reclassified a portion of our outstanding convertible senior notes to additional paid-in capital, (2) established a discount to the face amount of the notes as previously reflected on our consolidated balance sheets, (3) created a deferred tax liability related to the discount on the notes, and (4) reclassified out of our originally reported deferred loan costs and into additional paid-in capital the portion of those costs considered under the new rules to have been associated with the equity component of the convertible senior notes issuances.  We are amortizing the discount to the face amount of the notes to interest expense over the expected life of the notes, and this will result in a corresponding release of our associated deferred tax liability. Total amortization for the three and six months ended June 30, 2009 totaled $2.5 million and $5.0 million, respectively, and in accordance with the required retrospective application of the new rules to the three and six months ended June 30, 2008 totaled $2.5 million and $5.0 million, respectively.  We will amortize the remaining discount at June 30, 2009 to interest expense over the expected term of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes after giving effect to both our required adoption of the new Instrument C rules upon their January 1, 2009 effective date and our retrospective application of the rules to prior presented financial reporting periods:

	June 30, 2009	December 31, 2008
Face amount of outstanding convertible senior notes	$389,551	$389,851
Discount	(84,979)	(90,017)
Net carrying value	$304,572	$299,834
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

In January 2009, we repurchased $300,000 in face amount of our 3.625% convertible senior notes due 2025. The January 2009 purchase price for these notes totaled $90,000 (including accrued interest) and resulted in an aggregate gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).These repurchased convertible senior notes (and others purchased in 2008 with an aggregate face amount of $160.1 million from among both of our series of our convertible senior notes) are held in treasury and have been netted against the face amount of originally issued convertible senior notes on our June 30, 2009 condensed consolidated balance sheet.

Notes Payable and Other Borrowings

Notes payable and other borrowings consist of the following (in millions) as of June 30, 2009:

As of June 30, 2009
Structured financings within our Auto Finance segment, average rate 5.4%, payable from 2009 through 2013	$118.8
Third-party financing of Auto Finance segment receivables, rate of 9.5%, due January 2010	29.4
Third-party financing of Auto Finance segment inventory, average rate of 24.0%, payable from 2009 through 2010	1.4
Vendor-financed software and equipment acquisitions, average rate 5.5%, payable from 2009 through 2013	1.8
MEM secured debt, average rate of 1.6%, payable upon demand	6.5
MEM subordinated debt, rate of 9.0%, payable through 2009	0.4
Jefferson Capital charged-off receivable purchase financing, rate of 12%, payable through 2011	3.3
Total notes payable and other borrowings	$161.6

We are in compliance with the covenants underlying our various notes payable and other borrowings.

10.           Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Under applicable accounting rules, we are required to assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier such as occurred in the three months ended June 30, 2009, if events or changes in circumstances indicate that the carrying amount may exceed fair value.

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loan operations, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $3.5 million impairment loss that is reported within loss from discontinued operations in the three months ended June 30, 2009. In connection with this reallocation, we performed a valuation analysis with respect to the remaining goodwill associated with our continuing Retail Micro-Loans segment operations based on current internal projections of residual cash flows and existing market data supporting valuation prices of similar companies; this analysis yielded an additional $20.0 million goodwill impairment charge associated with these continuing operations that is reflected within our condensed consolidated statement of operations for the three months ended June 30, 2009.

In April 2007, we acquired 95% of the outstanding shares of MEM, our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.3 million) in cash. Under the original purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million. The MEM acquisition agreement was amended in the three months ended March 31, 2009 to remove the sellers’ earn-out rights and in exchange grant the sellers a 22.5% ownership interest in the entity.  The settlement of the contingent earn-out resulted in a re-measurement of the carrying value of our investment in MEM in accordance with Statement No. 160 and additional goodwill of $5.6 million.

  In connection with our first quarter 2008 decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Texas operations, thereby resulting in a $1.1 million impairment loss that is reported within loss from discontinued operations in 2008. This valuation analysis was based on then-current internal projections and then-existing market data supporting valuation prices of similar companies.

Changes (in thousands) in the carrying amount of goodwill for the six months ended June 30, 2009 and 2008, respectively, by reportable segment are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169
Impairment loss	(1,132)	—	—	(1,132)
Foreign currency translation	—	—	(21)	(21)
Balance as June 30, 2008	$43,214	$30,868	$21,934	$96,016

Balance as of December 31, 2008	$43,214	$—	$15,915	$59,129
Goodwill related to settlement of contingent performance-related earn-out	—	—	5,553	5,553
Impairment loss	(23,483)	—	—	(23,483)
Foreign currency translation	—	—	3,103	3,103
Balance as of June 30, 2009	$19,731	$—	$24,571	$44,302

Intangible Assets

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loans operations, we allocated intangible assets that we determined had an indefinite benefit period between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $0.2 million impairment loss that is reported within loss from discontinued operations in 2009. This valuation analysis was based on current internal projections of residual cash flows and existing market data supporting valuation prices of similar companies.

We had $2.1 million and $2.3 million of remaining intangible assets that we determined had an indefinite benefit period as of June 30, 2009 and December 31, 2008, respectively. The net unamortized carrying amount of intangible assets subject to amortization was $1.2 million and $2.2 million as of June 30, 2009 and December 31, 2008, respectively. Intangible asset-related amortization expense was $0.5 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.

 11.           Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include CompuCredit Corporation’s commitments of $329.3 million at June 30, 2009 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, CompuCredit Corporation has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by its subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of June 30, 2009, neither CompuCredit Corporation nor any of its subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. CompuCredit Corporation’s guarantee is limited to its respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of June 30, 2009, the maximum aggregate amount of CompuCredit Corporation’s collective guarantees and direct purchase obligations related to all of its subsidiaries and equity-method investees was $121.4 million—a decrease from $152.0 million at December 31, 2008 as a result of further account actions and declines in our liquidating credit card receivables portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases decline along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of CompuCredit Corporation’s affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect combined payments and charge offs to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Additionally, CompuCredit Corporation has entered into an agreement whereby it has agreed to guarantee certain servicing obligations of one of its subsidiaries servicing a portfolio of auto loans owned by another of its subsidiaries. We currently do not have any liability recorded with respect to this guarantee, but we will record one if events occur that make payment probable under this guarantee.

CompuCredit Corporation’s agreements with its third-party originating financial institutions require it to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of CompuCredit Corporation’s third-party originating financial institutions, it has $10.0 million on deposit with the financial institution, and it has pledged retained interests carried at $47.4 million at June 30, 2009. CompuCredit Corporation’s arrangements with this particular originating financial institution expired in March 2009, but it has a continuing security obligation during the contractually specified wind-down period during which accounts underlying its credit card receivables continue to be owned by this financial institution.

CompuCredit Corporation’s other third-party originating financial institution relationships require security for its daily purchases of their credit card receivables, and CompuCredit Corporation has pledged $6.5 million in collateral as such security as of June 30, 2009. In addition, in connection with our April 2007 U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($5.9 million as of June 30, 2009). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

 Also, under the agreements with third-party originating financial institutions, CompuCredit Corporation has agreed to indemnify the financial institutions for certain costs associated with the financial institutions’ card issuance and other lending activities on our behalf. Indemnification obligations generally are limited to instances in which we either (1) have been afforded the opportunity to defend against any potentially indemnifiable claims or (2) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims.

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($21.6 million as of June 30, 2009).

Litigation

We and/or our subsidiaries are involved in various legal proceedings that are incidental to the conduct of our business. The material proceedings in which we are involved are described below.

CompuCredit Corporation and five other subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

On May 23, 2008, CompuCredit Corporation and one of our other subsidiaries filed a complaint against Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide us rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to permit certain marketing, all in violation of the agreements among the parties. Also in this litigation, CB&T has asserted claims against CompuCredit Corporation for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it has incurred associated with CompuCredit Corporation’s contractual relationship with CB&T.

On July 14, 2008, CompuCredit Corporation and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J. Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.   In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints recently were consolidated, and a consolidated complaint has now been filed. We are vigorously contesting this complaint, and the defendants have filed a motion to dismiss and their reply brief in opposition to the plaintiff’s response brief.

 CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that are the subject of the class action securities case. Our Board of Directors has appointed a special litigation committee to investigate the allegations and determine how to proceed.

 Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged-off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that we breached certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC and settled by us in December 2008. We are vigorously contesting this dispute. This dispute has been submitted to the American Arbitration Association for resolution.

12.           Net Income Attributable to Controlling Interests Per Common Share

We compute earnings per share (“EPS”) attributable to our common shareholders by dividing income from continuing operations attributable to controlling interests by the weighted-average common shares outstanding including participating securities outstanding during the period, as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our earnings.

On January 1, 2009, we adopted new accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our calculation of basic and diluted EPS for current and prior periods.

The following table sets forth the computation of net income attributable to controlling interests per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations attributable to controlling interests	$(129,957)	$(53,668)	$(242,572)	$(50,095)
Loss from discontinued operations attributable to controlling interests	$(4,387)	$(2,014)	$(4,289)	$(4,664)
Loss attributable to controlling interests	$(134,344)	$(55,682)	$(246,861)	$(54,759)
Denominator:
Basic (including unvested share-based payment awards) (1)	47,733	47,613	47,639	47,583
Effect of dilutive stock options and warrants	47	27	24	62
Diluted (including unvested share-based payment awards) (1)	47,780	47,640	47,663	47,645
Loss from continuing operations attributable to controlling interests per common share—basic	$(2.72)	$(1.13)	$(5.09)	$(1.05)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(2.72)	$(1.13)	$(5.09)	$(1.05)
Loss from discontinued operations attributable to controlling interests per common share—basic	$(0.09)	$(0.04)	$(0.09)	$(0.10)
Loss from discontinued operations attributable to controlling interests per common share—diluted	$(0.09)	$(0.04)	$(0.09)	$(0.10)
Net loss attributable to controlling interests per common share—basic	$(2.81)	$(1.17)	$(5.18)	$(1.15)
Net loss attributable to controlling interests per common share—diluted	$(2.81)	$(1.17)	$(5.18)	$(1.15)

(1) Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  847,017 and 764,282 shares for the three and six months ended June 30, 2009; and 827,763 and 819,141 shares for the three and six months June 30, 2008.

As their effects were anti-dilutive due to our net losses, we excluded all of our stock options and 384,914 and 387,249 of unvested restricted share units, respectively, from our net loss attributable to controlling interests per common share calculations for the three and six months ended June 30, 2009. Also as their effects were anti-dilutive, we excluded all of our stock options and 319,284 and 316,345 of unvested restricted share units, respectively, from the net income attributable to controlling interests per common share calculations for the three and six months ended June 30, 2008. Also excluded from net loss attributable to controlling interests per common share calculations for the three and six months ended June 30, 2009 and 2008 are shares into which our convertible senior notes may one day be converted and shares represented by a share lending agreement into which we entered contemporaneously with our November 2005 issuance of convertible senior notes.

13.	Stock-Based Compensation

In connection with our holding company reorganization and pursuant to an Assumption Agreement dated as of June 30, 2009, we assumed CompuCredit Corporation’s equity incentive plans and Employee Stock Purchase Plan (the “ESPP”).  This allows us to grant equity awards under the CompuCredit Corporation 2008 Equity Incentive Plan (the “2008 Plan”) and will permit our eligible employees to participate in the ESPP. The number of shares authorized for issuance under the 2008 Plan and the ESPP was not increased as a result of the reorganization. Outstanding awards under all of CompuCredit Corporation’s equity incentive plans will continue in effect in accordance with the terms and conditions of the applicable plan and award, except that CompuCredit Holdings Corporation common stock has been substituted for CompuCredit Corporation common stock.

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,366,165 shares remained available for grant under this plan as of June 30, 2009. Upon shareholder approval of the 2008 Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated. Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $0.1 million and $1.3 million, respectively, in the three and six months ended June 30, 2009, while we recognized income tax-related paid-in capital benefits of $0.07 million and charges of $1.0 million, respectively, in the three and six months ended June 30, 2008.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using modified prospective application. During each of the three and six month-periods ended June 30, 2009 and 2008, respectively, we expensed compensation costs of $0.5 million, $1.0 million, $0.5 million and $1.0 million related to our stock options. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Six Months Ended June 30, 2009
	Number of shares	Weighted- average exercise price	Weighted- average of remaining contractual life	Aggregate intrinsic value
Outstanding at January 1, 2009	840,664	$31.04
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(38,164)	$21.00
Outstanding at June 30, 2009	802,500	$31.51	3.6	$—
Exercisable at June 30, 2009	52,500	$25.26	1.4	$—

As of June 30, 2009, our unamortized deferred compensation costs associated with non-vested stock options were $3.2 million, and no grants or exercises of stock options occurred during the six months ended June 30, 2009.

 Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2009 and 2008, respectively, we granted 206,825 and 666,545 shares of restricted stock and restricted stock units with an aggregate grant date fair value of $1.1 million and $6.0 million, respectively. No additional shares were granted for the three months ended June 30, 2009. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of June 30, 2009, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $8.9 million with a weighted-average remaining amortization period of 1.8 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock (or in one case the stock of one of our subsidiaries) at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes noncontrolling interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted-average remaining vesting period for stock still subject to restrictions was 1.9 years as of June 30, 2009.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2008, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially, however, because of a number of factors, including the factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this report.

OVERVIEW

Holding Company Formation and Reorganization

On June 30, 2009, we completed a reorganization through which CompuCredit Corporation, our former parent company, became a wholly owned subsidiary of CompuCredit Holdings Corporation. We effected this reorganization through a merger pursuant to an Agreement and Plan of Merger, dated as of June 2, 2009, by and among CompuCredit Corporation, CompuCredit Holdings Corporation and CompuCredit Merger Sub, Inc., and as a result of the reorganization, each outstanding share of CompuCredit Corporation common stock was automatically converted into one share of CompuCredit Holdings Corporation common stock.

As a result of the reorganization, CompuCredit Corporation common stock is no longer publicly traded, and CompuCredit Holdings Corporation common stock commenced trading on the NASDAQ Global Select Market on July 1, 2009 under the symbol “CCRT,” the same symbol under which CompuCredit Corporation common stock was previously listed and traded.  We continue to consider other restructuring alternatives including a spin-off of one or more of our operations.

Business

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables underlying both originated and acquired accounts. We have contracted with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards and we have purchased the receivables relating to such accounts on a daily basis. We also have marketed to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. Our product and service offerings also include small-balance, short-term cash advance loans—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans) for 30 days or less and to which we refer as “micro-loans”; these loans are marketed through various channels, including retail branch locations and the Internet. We also have originated auto loans through franchised and independent auto dealers, purchased and/or serviced auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business and sold used automobiles through our own buy-here, pay-here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

The most significant ongoing issues and events for our business during the three and six months ended June 30, 2009 were:

•
The economic downturn and the ongoing difficulties in the liquidity markets that have prevented us from raising new funds in order to originate credit card receivables and auto loans, thereby causing us to continue to reduce credit lines under credit card accounts, close some credit card accounts and offer payment incentive programs to credit card customers, to curtail auto loan origination efforts (all of which have a negative impact on both short-term earnings and the potential for longer term profitability) and to continue with our expense paring efforts;

•
Encore’s continued failure to purchase certain previously charged-off accounts under its forward flow contract with us, thereby significantly affecting both our profitability and liquidity adversely as we now retain charged-off credit card receivables and collect them while we pursue resolution of the conflict with Encore;

•
our recognition in May 2009 of a $21.0 million gain associated with our buy-out of all other members of our then-longest standing equity-method investee and our subsequent inclusion of its operations and underlying assets and liabilities within our consolidated results of operations and condensed consolidated balance sheet items; and

•	our discontinuance of our Arkansas retail micro-loan operations and associated recognition of various impairment charges connected with such discontinuance.

Most critical to us is the disruption we continue to see in global liquidity markets and the ongoing weakness of the world economy. As is customary in our industry, we finance most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not recovered thus far in 2009. While we extended our principal lower-tier credit card securitization facility out to October 2010 in the third quarter of 2008—albeit at a reduced advance rate with increased pricing—we are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality for us in the near term. We also have two Auto Finance segment financing facilities that mature in September 2009 for which refinancing or extension is uncertain.  As a result, we are closely monitoring and managing our liquidity position by marketing only at test levels in very discrete areas and taking a variety of account management actions (including credit line reductions, account closures and payment incentive programs) and other actions (including reducing our overhead infrastructure, which was built to accommodate higher account originations and managed receivables levels) in an effort to preserve cash. Some of these actions, while prudent to preserve liquidity, have had the effect of reducing our recent profitability and our potential for profitability both in the near term and over the long term.

Lower real estate and other asset values and higher rates of job loss and overall unemployment have resulted from the current global economic crisis and have translated into reduced payment rates within the credit card industry generally and for us specifically. Should we experience an extended period of reduced or worsening payment rates, the cash flows to us from our securitization trusts could be significantly curtailed (e.g., the terms of our securitization facilities might require them to accumulate or retain cash or use it to repay investor notes on an accelerated basis, rather than distribute it to us). The curtailment of the cash that we receive could require us to reduce our personnel, overhead and other costs to levels that could impact the values of our retained interests in our securitized credit card receivables and result in impairments.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly credit card practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position.

Subject to the availability of liquidity to us at attractive terms and pricing, which is difficult if not impossible to obtain in the current market, our shareholders should expect us to continue to (1) evaluate and pursue for acquisition additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business and (2) evaluate and pursue additional opportunities to repurchase our convertible senior notes and other debt at discounts to their face amounts. Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure. Our focus is on making sound economic decisions that will result in high returns on equity to our shareholders over a long-term horizon, even if these decisions may result in volatile earnings under GAAP.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		Income increases (decreases) from
(In thousands)	2009	2008	2008 to 2009
Earnings:
Total interest income	$19,219	$26,256	$(7,037)
Interest expense	(10,018)	(12,949)	2,931
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	16,566	16,546	20
Internet micro-loan fees	15,104	10,052	5,052
Fees on non-securitized credit card receivables	—	2,761	(2,761)
Income on investments in previously charged-off receivables	3,846	11,029	(7,183)
Gross profit on auto sales	5,138	8,909	(3,771)
Gains (losses) on investments in securities	86	(1,090)	1,176
Other	186	1,568	(1,382)
Other operating (loss) income:
Loss on retained interest in credit card receivables securitized	(165,579)	(68,160)	(97,419)
Fees on securitized receivables	3,891	7,499	(3,608)
Servicing income	31,470	44,868	(13,398)
Ancillary and interchange revenues	5,229	15,710	(10,481)
Gain on repurchase of convertible senior notes	—	13,728	(13,728)
Gain on buy-out of equity-method investee members	20,990	—	20,990
Equity in (loss) income of equity-method investees	(7,833)	6,982	(14,815)
	$(61,705)	$83,709	$(145,414)
Provision for loan losses	18,555	15,704	(2,851)
Operating expenses:
Salaries and benefits	13,843	17,908	4,065
Card and loan servicing	53,121	70,251	17,130
Marketing and solicitation	3,908	17,053	13,145
Depreciation	5,314	7,359	2,045
Goodwill Impairment	20,000	—	(20,000)
Other	25,309	35,815	10,506
Noncontrolling interests	11,847	518	(11,329)

	For the Six Months Ended June 30,		Income increases (decreases) from
(In thousands)	2009	2008	2008 to 2009
Earnings:
Total interest income	$39,349	$51,255	$(11,906)
Interest expense	(20,210)	(26,939)	6,729
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	33,242	35,207	(1,965)
Internet micro-loan fees	26,892	17,770	9,122
Fees on non-securitized credit card receivables	—	5,403	(5,403)
Income on investments in previously charged-off receivables	8,165	29,826	(21,661)
Gross profit on auto sales	13,609	18,007	(4,398)
Gains (losses) on investments in securities	163	(6,251)	6,414
Other	1,501	4,189	(2,688)
Other operating (loss) income:
Loss on retained interest in credit card receivables securitized	(323,834)	(33,838)	(289,996)
Fees on securitized receivables	10,120	15,770	(5,650)
Servicing income	70,874	93,154	(22,280)
Ancillary and interchange revenues	11,227	31,131	(19,904)
Gain on repurchase of convertible senior notes	160	13,728	(13,568)
Gain on buy-out of equity-method investee members	20,990	—	20,990
Equity in (loss) income of equity-method investees	(10,015)	15,456	(25,471)
	$(117,767)	$263,868	$(381,635)
Provision for loan losses	30,808	35,885	5,077
Operating expenses:
Salaries and benefits	28,075	36,687	8,612
Card and loan servicing	110,750	147,113	36,363
Marketing and solicitation	8,054	32,899	24,845
Depreciation	11,641	17,270	5,629
Goodwill Impairment	20,000	—	(20,000)
Other	50,503	64,497	13,994
Noncontrolling interests	14,436	(1,501)	(15,937)

Three and Six Months Ended June 30, 2009, Compared to Three and Six Months Ended June 30, 2008

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable we have not securitized in off-balance-sheet securitization transactions—principally from our Auto Finance segment.  The decrease is primarily due to the ongoing attrition within our auto finance receivables portfolios as we do not originate sufficient new loans to replace those of consumers who either pay off their balances or become delinquent and charge off.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused a reduction in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Moreover, the elimination of our holdings of bonds issued by other third-party asset-backed securitizations contributed further to our reduced other interest income relative to that experienced in the three and six months ended June 30, 2008. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as a result, we do not have any continuing interest income associated with these investments.

Our ongoing total interest income is expected to be lower than experienced in prior years and quarters. Due to tightening liquidity, we significantly restricted growth within our Auto Finance segment beginning with the third quarter of 2008, and absent our obtaining additional financing at attractive terms and pricing, we expect interest income within our Auto Finance segment to decline with net liquidations in its receivables levels for the foreseeable future.

Interest expense. The decreases are primarily due to repurchases of our convertible senior notes during 2008 and in the first quarter of 2009, as well as our declining interest expense levels associated with the reduced levels of collateralized financing of our investments in third-party asset-backed securitizations. With our disposition of these investments immediately after the close of our second quarter of 2008, we will not incur any further interest costs associated with the financing of these investments.

Our noted declines in interest costs were partially offset, however, by higher interest costs within our MEM, U.K.-based, Internet, micro-loan operations, reflecting the funding of receivables growth within these operations through draws against available credit lines. Because MEM’s cash flows at moderate growth levels should allow it to de-lever in 2009 and pay down its outstanding debt, we expect to incur diminishing interest costs throughout 2009 related to this business line.

Increased pricing on debt facilities within our Auto Finance segment (as of the third quarter of 2008) also partially offset our noted declines in interest costs. However, we expect a gradual reduction in interest costs within this segment over time, reflecting both lower advance rates, and hence lower relative outstanding debt balances, and expected contractions in this segment’s receivables as we have significantly curtailed marketing within this segment.

The above-noted net declines in interest costs will be partially offset in the future by increasing non-cash interest charges as a result of our adoption of new Instrument C accounting rules effective January 1, 2009. The amount of interest expense attributable to our adoption of the new rules will gradually increase over time with trending higher levels of discount accretion into interest expense, thereby slowing the downward trend we have been seeing in total interest costs. Based on our 2009 adoption of the Instrument C accounting rules coupled with our retrospective application of these rules to 2008, we experienced $2.5 million and $5.0 million of non-cash, discount accretion-related interest expense in the three and six months ended June 30, 2009, respectively, and $2.6 million and $5.1 million of non-cash, discount accretion-related interest expense in the three and six months ended June 30, 2008. Offsetting the expected trending higher interest costs that we expect due to discount accretion in each passing quarter under the new rules, however, was the effect of the aforementioned repurchases of our convertible senior notes.

Fees and related income on non-securitized earning assets. The factors affecting our levels of fees and related income on non-securitized earning assets include:

•
lower six-month retail micro-loan fees due to our implementation in late 2008 of new credit scoring models that initially served to reduce the number of new loan originations and thus constricted fee income, while also reducing associated charge offs, as well as a reduction in the number of operating storefronts;

•	increases in Internet micro-loan fees, reflecting our organic growth of our MEM operations;

•
lower fees on non-securitized credit card receivables, reflecting our late 2008 securitization of credit card receivables originated through our Investment in Previously Charged-Off Receivables segment’s balance transfer program;

•
decreases in income on investments in previously charged-off receivables principally reflecting the adverse effects of the dispute with Encore based on its failure to continue purchases of previously charged-off receivables under our forward flow contract as discussed in detail within the Investment in Previously Charged-Off Receivables Segment section below—offset somewhat, however, by growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities;

•
lower gross profits on automotive vehicle sales for the three and six months ended June 30, 2009 relating to our JRAS operations primarily due to our closure of four lots during the first quarter of 2009 and two additional lots in the second quarter of 2009, coupled with slower sales on its remaining lots; and

•
lower levels of losses associated with our investments in securities primarily due to our cessation of a significant majority of these activities as we liquidated our remaining investments in third-party asset-backed securities in response to margin calls in the second quarter of 2008.

As we have now disposed of all of our investments in third-party asset-backed securities, we expect no further losses on these investments.

Prospects for near-term profits and revenue growth within our Investments in Previously Charged-off Receivables segment are uncertain pending resolution of its disputes with Encore, the effects of the economic downturn on its ability to collect certain pools of previously charged-off paper at sufficient levels to earn desired returns and the effects of liquidity constraints on the ability of this segment to purchase previously charged-off paper at its desired levels.

Additionally, we expect Auto Finance segment gross profits in the remaining quarters of this year to remain relatively flat to potentially lower than we experienced in the second quarter of this year given our decision to close two more of JRAS’s lots during the second quarter. We do not intend to expand JRAS’s operations for the foreseeable future and may take further actions to limit the amount of capital required to fund its ongoing operations.

Lastly, we currently expect continued growth in fees from our U.K.-based, Internet, micro-loan operations within MEM as this entity continues to execute on its growth plans. Moreover, with the re-commencement of loan generation within our Ohio retail micro-loan storefronts coupled with new underwriting criteria, we expect increases in retail micro-loan fees for 2009 along with a return to profitability in the second half of the year.

Loss on securitized earning assets. Loss on securitized earning assets is the net of  (1) loss on retained interests in credit card receivables securitized and (2) returned-check, cash advance and other fees associated with our securitized credit card receivables.

Given the current net liquidating status of each of our credit card receivables portfolios within their respective securitization trusts, we have not recognized any securitization gains during 2009, and absent portfolio additions we do not anticipate any securitization gains for the foreseeable future.

We have experienced significantly higher 2009 losses on retained interests in credit card receivables securitized. Throughout 2008, we saw significant declines in the levels of receivables within our originated portfolios, which resulted in significantly lower fee billings for the first two quarters of 2009. Also contributing to the 2009 losses we have experienced on our retained interests in credit card receivables are (1) our inability to re-price accounts owned by CB&T at market-appropriate pricing (a matter that is the subject of litigation between us and CB&T), (2) certain adverse changes to our retained interest valuation assumptions given ongoing current negative trends in the U.S. and U.K. economies, (3) certain account actions (including reductions in credit lines and account closures) that have negatively affected the fair value of our interest-only strips embedded within our loss on retained interests in credit card receivables securitized computations and resulted in accelerations of charge offs as some customers are either unwilling or unable to pay down on existing balances once account actions have been taken, and (4) the effects of significant fee and finance charge credits that we have provided to customers in the first and second quarters of 2009 under incentive programs aimed at stimulating prompt and increased payments from customers in the face of reductions in payment rates due to deteriorating economic conditions.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which affect the level of our loss on retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income has decreased relative to 2008 levels due to the effects on our servicing compensation of liquidations in our credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. In the absence of portfolio acquisitions and given currently planned originations at only test levels, we anticipate further decreases in our servicing income levels throughout 2009 and beyond due to our currently liquidating portfolios.

Ancillary and interchange revenues. Ancillary and interchange revenues have decreased relative to 2008 levels because we have had significantly fewer new credit card account additions in recent months and because of the net liquidations we have experienced in all of our credit card receivables portfolios. Absent portfolio acquisitions, we expect further reductions in our ancillary and interchange revenues throughout 2009 principally because we are currently originating only a small number of new credit card accounts, thereby resulting in a gradual liquidation of our portfolios.

Gain on buy-out of equity-method investee members. In May 2009, we bought out the other members of our then-longest standing equity-method investee, and we recognized a $21.0 million gain based on the re-measurement to fair value of our previously held equity interest in the equity-method investee.

Equity in (loss) income of equity-method investees. The adverse results with respect to our equity-method investees primarily reflects the effects of worsening economic conditions on the performance of the credit card receivables underlying our equity-method investees’ retained interests holdings and the valuations thereof, as well as our continued gradual liquidation of the receivables balances associated with these equity-method investees.  While these valuations stabilized somewhat in the second quarter of 2009, we do expect to see continued liquidations in these portfolios for the foreseeable future.

Provision for loan losses. Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. The decrease in the provision for loan losses is primarily due to the declines in receivables we have experienced in our Auto Finance segment, offset slightly, however, by increased loss estimates for those receivables.  We currently expect our 2009 provision for loan losses to be relatively comparable to that in 2008. We should experience increased 2009 loan losses associated with our plans to continue modestly growing our retail and Internet micro-loans and given potential degradation in credit quality based on weakness in the U.S. and U.K. economies. These increases are expected to be offset, however, by net liquidations within our Auto Finance segment receivables.

Total other operating expense. Total other operating expense decreased, reflecting the following:

•
decreases in marketing and solicitation costs due to our desire to preserve capital given the ongoing dislocation of the liquidity markets and our corresponding scale back in our credit card marketing efforts primarily to test levels;

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
decreases within card and loan servicing expenses, primarily as a result of credit card and other loan portfolio liquidations—such decreases being partially offset by increased costs associated with our MEM, U.K.-based, Internet, micro-loan operations that we have expanded throughout 2008 and thus far in 2009;

•	decreases in depreciation due to cost containment measures, specifically a diminished level of capital investments by us in light of liquidity constraints; and

•
lower other expenses (which include, for example, rent and other occupancy costs, legal and professional fees, transportation and travel costs, telecom and data processing costs, insurance premiums, and other overhead cost categories) as we continue to adjust our associated internal costs based on the declining size of our existing portfolios; offset, however, by

•
a goodwill impairment charge of $20.0 million in the second quarter of 2009 related to our Retail Micro-Loans segment precipitated by our closure of Arkansas storefronts and depressed market valuations.

While we incur certain base levels of fixed costs, the majority of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets. In addition, we have terminated various operations that were start-up in nature and were not individually meeting our current capital allocation requirements. Given our current focus on cost-cutting and capital preservation in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets will improve, we expect further reductions in marketing efforts and expense levels and in most other cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our currently liquidating portfolio of managed receivables.

Notwithstanding the above and notwithstanding some anticipated legal cost savings given our December 2008 settlement of litigation with the FTC and FDIC, we continue to incur heightened legal costs and will continue to incur these costs at heightened levels until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see given our liquidity-related receivables contraction efforts. Our inability to reduce these costs as rapidly as our receivables reductions is expected to put continuing pressure on our ability to be profitable.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 13, “Stock-Based Compensation”) as noncontrolling interests in our consolidated statements of operations. Generally, this expense is declining, which is consistent with liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries. These trends within our majority-owned subsidiaries, coupled with the challenges they have faced given liquidity constraints and dislocation in the economy, have resulted in net losses for our majority-owned subsidiaries and hence income recognition with respect to our noncontrolling interests in recent quarters. Contributors to the recent losses experienced by our majority-owned subsidiaries include losses stemming from reduced income on our retained interests in securitized credit card receivables within these subsidiaries in part associated with more conservative valuation assumptions used with respect to their retained interest valuations and losses incurred within the majority-owned subsidiary that is a holding company within our Investments in Previously Charged-off Receivables segment principally given the ongoing dispute with Encore as discussed throughout this report.  Further contributing to income recognition with respect to our noncontrolling interests in the first and second quarters of 2009 are new accounting rules that we adopted effective January 1, 2009 requiring us to continue to allocate losses to the noncontrolling interests of our majority-owned subsidiaries even if the allocation results in a deficit balance in the noncontrolling interests’ capital account; as such, the adoption of these rules will provide us with modest income recognition increases as we allocate to noncontrolling interests a portion of the losses we would have otherwise absorbed prior to the effective date of these rules.

Income taxes. Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were 29.9% and 31.9% for the three and six months ended June 30, 2009, compared to 32.8% and 31.5% for the three and six months ended June 30, 2008. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions and changes in law between these periods, and the variations in effective tax rates between these periods are substantially related to the effects of a $10.7 million valuation allowance against income statement-oriented U.S. federal deferred tax assets during the three months ended June 30, 2009. As computed without regard to the effects of all U.S. federal, state, local and foreign tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax rates would have been 35.0% and 33.7% for the three and six months ended June 30, 2009, respectively, and 35.5% and 35.3% for the three and six months ended June 30, 2008, respectively.

Credit Cards Segment

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card portfolios, as well as the performance of our various investments in asset-backed debt and equity securities prior to our dispositions of substantially all of such securities holdings by June 30, 2008. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. We also sell ancillary products such as memberships, insurance products, subscription services and debt waiver. Additionally, we earn interchange fees, which represent a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

 Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to a securitization trust, and we present our credit card receivables as if we still owned them. We reflect the portion of the receivables that we own within our managed receivables data, whether or not we consolidate the entity in which the receivables are held. Therefore, managed receivables data include both securitized and non-securitized credit card receivables. They include the receivables we manage for our consolidated subsidiaries, except for the noncontrolling interest holders’ shares of the receivables, and they also include our share of the receivables that we manage for our equity-method investees.

Financial, operating and statistical data based on these aggregate managed receivables are vital to any evaluation of our performance in managing our credit card portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in their underlying securitization trusts.

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that we now sell substantially all of our credit card receivables in securitization transactions; (2) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable; (3) inclusion of our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results.

We typically have purchased credit card receivables portfolios at substantial discounts. A portion of these discounts is applied against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the credit card accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our consolidated balance sheets.

 Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or For the Three Months Ended
	2009		2008				2007
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Period-end managed receivables	$2,049,503	$2,299,925	$2,714,375	$3,041,877	$3,126,936	$3,378,827	$3,717,050	$3,722,373
Period-end managed accounts	3,031	3,392	3,801	4,171	4,358	4,775	5,105	5,268
Percent 30 or more days past due	20.5%	23.3%	23.8%	18.8%	18.0%	21.4%	24.9%	21.0%
Percent 60 or more days past due	15.7%	18.7%	17.4%	13.9%	13.4%	17.8%	19.6%	15.5%
Percent 90 or more days past due	11.6%	14.6%	12.7%	9.8%	9.7%	14.3%	14.2%	11.0%

Average managed receivables	$2,190,561	$2,530,390	$2,903,953	$3,079,867	$3,227,006	$3,558,518	$3,731,286	$3,613,924
Combined gross charge-off ratio	54.4%	52.6%	33.9%	33.0%	50.6%	50.2%	37.4%	29.8%
Net charge-off ratio	29.7%	20.7%	14.8%	15.4%	21.5%	20.6%	15.8%	13.9%
Adjusted charge-off ratio	29.2%	20.2%	14.2%	14.5%	20.3%	19.1%	13.9%	10.5%
Total yield ratio	34.0%	36.2%	46.4%	44.4%	45.3%	47.4%	56.1%	53.0%
Gross yield ratio	20.6%	22.0%	25.3%	24.8%	23.1%	24.3%	29.2%	29.2%
Net interest margin	11.7%	3.7%	13.6%	14.8%	12.3%	13.2%	18.0%	19.1%
Other income ratio	(4.8)%	(1.9)%	9.8%	7.7%	(0.8)%	(0.8)%	11.9%	13.1%
Operating ratio	10.2%	9.3%	8.6%	9.1%	9.8%	9.4%	11.9%	10.5%

Managed receivables. Our individual purchased portfolios currently are in a state of liquidation due to the absence of new cardholders to replace those who either pay off their balances or become delinquent and charge off. The general trend-line decrease in our managed receivables beginning in the fourth quarter of 2007 principally was due to reductions in originations midway through the third quarter of 2007 in response to tightened liquidity markets, combined with significant charge offs, primarily of accounts originated in the second and third quarters of 2007. Additionally, like other credit card issuers, we experienced lower than expected cardholder purchases beginning in the fourth quarter of 2007, which also contributed to the trend-line decrease in our managed receivables.

Recent account actions, including credit line reductions, account closures and finance charge and fee credits under incentive programs aimed at increasing cardholder payment rates, have resulted in an accelerated pace of reductions in our managed receivables balances. Beyond the significant effect on our managed receivables balances of finance charge and fee credits aimed at improving customer payment rates, balances have fallen rapidly in recent quarters as (1) there are significantly lower cardholder purchases and (2) many customers are either unwilling or unable to continue making payments on closed accounts given the current economic landscape, thereby leading to delinquencies and ultimate charge offs of the accounts and their underlying receivables. Because we expect diminished levels of credit line reduction and account closure actions relative to those we took in the fall of 2008 and because we expect diminished levels of ongoing finance charge and fee credits relative to those provided in the first and second quarters of 2009, we anticipate that the recent accelerated reduction in our managed receivables balances will level off somewhat for the balance of 2009. While the pace of managed receivables balance reductions will not be as great for the balance of 2009, we do expect continuing reductions in these balances. We have essentially curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and as a result do not anticipate meaningful additions in the near term to offset the balance contractions noted above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2008. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

Our lower-tier credit card receivables typically experience substantially higher delinquency rates and charge-off levels than those of our other originated and purchased portfolios. Since December 31, 2007, our delinquency statistics have benefited from a mix change whereby disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. Our lower-tier credit card account growth recently has fluctuated significantly. We experienced record account growth in the second and third quarters of 2007, moderate account originations in the fourth quarter of 2007, significantly lower and trending lower account originations throughout 2008, and very few originations thus far in 2009. This “marketing volume-based volatility” results in increasing delinquencies in the months shortly following periods of high growth, followed by high charge offs generally in the third quarter following activation.

The 2007 mix change toward a greater percentage of our receivables being comprised of lower-tier credit card receivables would have resulted in even greater 2007 delinquencies (as a percentage of managed receivables) but for our U.K. Portfolio acquisition in the second quarter of 2007; our U.K. Portfolio’s delinquencies are significantly below those of our lower-tier credit card receivables.

In the first quarter of 2008, we experienced the initial charge offs from the record 1.5 million aggregate originations of the second and third quarters of 2007. A portion of these accounts underlying our lower-tier credit card offerings was significantly delinquent at the end of the fourth quarter of 2007, and many accounts charged off in the first two quarters of 2008. Compounding the impacts on delinquency rates is the fact that we had significantly reduced new originations in the fourth quarter of 2007 and thereafter and as such did not receive any benefit of adding new current (i.e., non-delinquent) receivables, which would serve to suppress delinquency rates somewhat (“denominator effect”). Generally offsetting the so-called denominator effect in recent quarters, however, is the relative maturity of all of our credit card receivables portfolios. Given our significantly reduced marketing and origination activities, most of our credit card accounts have now passed through peak delinquency and charge-off stages of their vintage cycles. Supporting this observation is the fact that substantially all of our individual credit card receivables portfolios had a lower percentage of 60-plus day delinquencies at September 30, 2008 than they did at September 30, 2007.

Notwithstanding the above and the general observation that our delinquencies and charge offs are lower in more mature portfolios that have passed through their peak delinquency and charge-off stages, we took account actions that caused a rise in delinquencies in the fourth quarter of 2008 and in the first quarter of 2009—namely credit line reductions and account closures. We know from our experience with purchasing credit card portfolios from others that when we reduce credit lines and close accounts, we cause an acceleration of delinquencies and charge offs for those cardholders, many of whom ultimately would have charged off after a longer period of account utilization. We do not believe, however, that credit line reductions and account closures cause good-performing cardholders to charge off at significantly higher levels. This is to say that we believe credit line reductions and account closures cause an accelerating shift forward in our credit card charge-off curves, rather than causing a lift in these curves.

We do note, however, that our fall 2008 credit line reductions and account closures certainly did not account for all of the increase in delinquencies at December 31, 2008 and further trending increases in delinquencies at March 31, 2009. We saw a significant downward shift in payments rates generally beginning in November 2008, and our delinquency statistics reflect this and the effects of continued and worsening economic weakness on the ability of our cardholders to make their required minimum payments. Higher delinquencies at December 31, 2008 and March 31, 2009 translated into higher charge-off rates in the first two quarters of 2009. Now that the wave of account reduction and account closure-related charge offs have cycled through, we expect to begin to see the lower delinquency and charge-off benefits of our more mature portfolios as is evidenced by our declining delinquency rates as of June 30, 2009. However, with growing unemployment levels and continuing economic weakness in both of our U.S. and U.K. credit card receivables markets, we could see further deterioration in payment rates and higher delinquencies and charge offs even for our generally better performing cardholders who remain with us after credit line reduction and account closure actions. Moreover, should we trigger cash trapping or early amortization events under one or more of our securitization facilities in the future (the effect of which would be to reduce the cash flows we receive from the securitization trusts) we could experience further deterioration in payment rates and higher delinquencies and charge offs; the potentially resulting liquidity challenges associated with such reduced cash inflows to us could cause us to have to reduce our servicing personnel and costs, thereby reducing the effectiveness of our collection efforts.

Charge offs. We generally charge off credit card receivables when they become contractually 180 days past due or within thirty days of notification and confirmation of a customer’s bankruptcy or death. However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. The growth in these receivables throughout 2007 changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge-off ratios to increase during periods of disproportionate growth in our lower-tier credit card receivables. We saw this mix change effect given our record lower-tier credit card originations through the third quarter of 2007, which adversely impacted our combined gross charge-off ratio and our net charge-off ratio through the second quarter of 2008. All things being equal, we would expect reduced charge-off ratios in future quarters due to a mix change in the other direction whereby recent disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables. As previously mentioned, however, recent credit line reduction and account closure actions we have undertaken resulted in higher charge offs in the first and second quarters of 2009. The charge offs are expected to continue into the third quarter of 2009, albeit at reducing levels, and are expected to return to more normalized levels in the fourth quarter of 2009.

In addition to the generally increasing trend in charge offs through the end of the second quarter of 2008, we also generally had experienced seasonal trends in which the first and fourth quarters incur higher levels of charge offs than do the second and third quarters. This tendency results from the cash flow patterns impacting our cardholders. Typically, because of tax refunds, we experience greater remittances by cardholders late in the first quarter of each year, improving their delinquency status and reducing charge offs in the second and third quarters. This trend was muted somewhat by the effects of our U.K. Portfolio acquisition in the second quarter of 2007 and is not evident at all in the second quarter of 2008 due to the peak vintage charge-off effects of our third quarter 2007 lower-tier credit card originations. Moreover, our recent credit line reduction and account closure actions have disrupted general seasonal patterns in 2009.

Combined gross charge-off ratio. Our combined gross charge-off ratio increased in the fourth quarter of 2007 due primarily to marketing volume-based fluctuations caused by greater volumes of our lower-tier credit card accounts originated in prior quarters that reached their peak charge-off levels in the fourth quarter. In addition, we experienced seasonal increases that were amplified somewhat by the broader economic pressures felt by our cardholders. These two factors carried over into the first two quarters of 2008, with the marketing volume-based fluctuations having a far greater impact than in the fourth quarter of 2007. Because we had incurred the peak charge offs in the first two quarters of 2008 associated with our record lower-tier credit card account originations of the second and third quarters of 2007, the third and fourth quarter 2008 combined gross charge-off ratios dropped dramatically from the first half of 2008 to below the average combined gross charge-off ratio we experienced in 2007.

The increase in combined gross charge-off levels experienced in the first and second quarters of 2009 is largely attributable to credit line reduction and account closure actions undertaken in the fall of 2008, which have resulted in an acceleration of charge offs. We expect this trend to start to diminish in the third quarter of 2009. Notwithstanding an adverse economic environment and the adverse denominator effect discussed previously, we expect the combined gross charge-off ratio to begin trending down during the third quarter of 2009 given that our recent credit line reduction and account closure actions will result in a well-seasoned base of more stable cardholders after the effects of the actions are realized within our charge-off statistics.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Seasonal trends apply to this ratio in a manner similar to their effects on the combined gross charge-off ratio. The increasing trend due to the shift in our mix toward a greater percentage of our receivables being comprised of lower-tier credit card receivables also affected our net charge-off ratio over the past several quarters, but to a lesser degree than it affected our combined gross charge-off ratio. Our lower-tier credit card portfolio has a significantly lower principal to total receivables ratio than do our other portfolios, so growth in this portfolio has less of an effect on our net charge-off ratio than it does on our combined gross charge-off ratio.

The net charge-off ratio was elevated in the second quarter of 2007 due to our U.K. Portfolio acquisition in that quarter. This portfolio had a significant number of receivables that were in a late stage of delinquency and that charged off in the months following our acquisition. Without this U.K. Portfolio acquisition, our net charge-off ratio would have fallen to 13.1% in the second quarter of 2007, in line with our seasonal trend. The ratio also would have fallen in the third quarter of 2007, but to a lesser degree than it did, as the incremental charge offs from the U.K. Portfolio were much greater in the second quarter than in the third. In the fourth quarter of 2007, our net charge-off ratio was lower than it otherwise would have been without the U.K. Portfolio acquisition, as the U.K. Portfolio’s receivables have a lower ongoing net charge-off ratio than the receivables of our other portfolios. In the first quarter of 2008, the net charge-off ratio increased at a slightly lesser rate than our combined gross charge-off ratio, which is consistent with our expectations that our lower-tier credit card portfolio will influence net charge offs less than it will affect combined gross charge offs due to the relative mix of a cardholder’s balance between principal and finance charge and fee receivables. However, the net charge-off ratio increased at a greater rate than the gross charge-off ratio in the second quarter of 2008 because peak vintage charge offs of our lower-tier credit card receivables reversed recently experienced trending changes in mix toward a greater percentage of our portfolio being comprised of lower-tier credit card receivables. As the peak vintage charge offs have now been fully incurred, we saw a trending decline in the net charge-off ratio in the last two quarters of 2008. This trending decline was abated during the first and second quarters of 2009, however, given the previously discussed adverse effects of our recent credit line reduction and account closure actions. Consistent with the decline in delinquencies noted in the above table at June 30, 2009, we expect significantly lower trending net charge-off ratios in the third and fourth quarters of 2009.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Because our most recent portfolio acquisition was our second quarter 2007 U.K. Portfolio acquisition, we expect the gap between the net charge-off ratio and the adjusted charge-off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally shifted throughout 2007 toward those receivables of our lower-tier credit card offerings. These receivables have higher delinquency rates and late and over-limit assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, we generally would expect these ratios to increase with disproportionate growth in and to decrease with disproportionate reductions in our lower-tier credit card receivables.

Our total and gross yield ratios were adversely affected in the second quarter of 2007 due to the addition of our acquired U.K. Portfolio. Its total yield and gross yield are below average as compared to our other portfolios, and the addition of the U.K. Portfolio negatively impacted our total yield and gross yield ratios by 4.8% and 1.7%, respectively, in the second quarter of 2007 and by 8.0% and 3.0%, respectively, in the second half of 2007. The effects of the U.K. Portfolio on these measures likewise continued into 2008 and into 2009 as the rate of decline in this portfolio has lagged behind the rate of decline in our lower-tier credit card receivables, thus continuing to suppress our yield ratios.

Our total and gross yield ratios bear the effects throughout the final two quarters of 2007 and going forward of changes we made to our billing practices in keeping with our goals of ensuring that our practices continue to be among the most consumer-friendly practices in the credit card industry and to address evolving negative amortization industry guidance. As an example of these changes, in November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their contractual payments to us so that those accounts would not be in negative amortization. These changes reduced our gross yield ratio in the fourth quarter of 2007, and because only two months of the effects of these changes are reflected in the fourth quarter, they had a greater impact throughout 2008.

Significant declines in our total yield and gross yield ratios are noted in the first and second quarters of 2008 primarily related to the relative delinquency status of our lower-tier credit card receivables portfolio. We note that we do not bill finance charges and fees on accounts ninety or more days delinquent. Late in the fourth quarter of 2007, the initial wave of accounts from our record 1.5 million of predominantly lower-tier credit card originations in the second and third quarters of 2007 became ninety or more days delinquent, and we stopped charging finance charges and fees to these accounts. In the first and second quarters of 2008, we did not bill finance charges and fees to a significant portion of the accounts within our lower-tier credit card receivables portfolio as the accounts remained ninety or more days delinquent. We included these accounts in our average managed receivables, but generated no yield from them, and our total and gross yield ratios declined as a result. Many of these accounts charged off during these quarters, meaning that the effects of this phenomenon should be much less significant for the foreseeable future.

Partially offsetting the beneficial effects in the third quarter of 2008 of reduced levels of accounts in late stages of delinquency (for which we do not bill finance charges and fees) were reduced early stage delinquency rates we experienced at the end of the second quarter of 2008, which resulted in lower finance charge and late fee billings in the third quarter of 2008. This trend reversed in the fourth quarter of 2008 with rising delinquency levels.

Also favorably affecting our fourth quarter 2008 total and gross yield ratios were changes to terms and re-pricings for many of our credit card accounts to reflect the higher risks and costs we face in the current economic climate. In fact, these ratios suffered somewhat in 2008 prior to these changes to terms and re-pricings as we were effectively prohibited against making such changes by one of our issuing bank partners—a matter that currently is subject to our claims against this issuing bank partner in litigation. While our recent changes to terms and re-pricings are expected to help with our economics going forward, they were not adequate to offset the first quarter of 2009 adverse effects on our total and gross yield ratios of the wave of later stage delinquencies (for which we do not bill finance charges or fees) that resulted from our fourth quarter credit line reduction and account closure actions as discussed above. This trend continued into the second quarter of 2009, but is expected to start to diminish in the third quarter of 2009 and beyond.

Finally, the significant level of recent lower-tier credit card account closures and the significantly higher pace at which lower-tier credit card receivables have charged off relative to other managed receivables have both negatively impacted the first and second quarter of 2009 total yield and gross yield ratio calculations. Annual fee billings, which are much greater on lower-tier credit card accounts than for other accounts, have diminished substantially within the total yield calculation, and late fees on lower-tier credit card accounts (which are typically much higher on a percentage-of-receivables-basis than for other accounts) are much less of an input into our total yield and gross yield ratio calculations as the mix of our receivables has shifted away from lower-tier credit card accounts towards our other more traditional accounts. Because we do not anticipate marketing any meaningful numbers of new lower-tier credit card accounts, we anticipate that our total yield and gross yield ratios will not return to those levels historically experienced for the foreseeable future.

Net interest margin. Because of the significance of the late fees charged on our lower-tier credit card receivables as a percentage of outstanding receivables balances, we generally would expect our net interest margin to increase as our lower-tier credit card receivables become a larger percentage and to decrease as they become a smaller percentage of our overall managed receivables. Principally by reason of peak lower-tier credit card receivables charge-off vintage levels in the first and second quarters of 2008, we have experienced reductions in our lower-tier credit card receivables levels as a percentage of our managed credit card receivables over the past several quarters. Accordingly, this is the principal factor that has contributed to the continued general declining trend in our net interest margins relative to 2007 levels.

Our net interest margin also has experienced reductions given the effects of our acquired U.K. Portfolio in the second quarter of 2007. The net interest margin for this portfolio is below the weighted average rate of our other portfolios, and while the U.K. Portfolio offset had only a slight impact to our net interest margin in the second quarter of 2007, it had a much greater impact in the third and fourth quarters of 2007.  The impact of this portfolio continues to be felt as our originated portfolios continue to decline at a faster pace than our acquired U.K. Portfolio, thus increasing the impact of this portfolio’s lower net interest margin on the overall results.

Our net interest margin declined in the fourth quarter of 2007 due in part to higher charge offs, which resulted from seasonal increases that were amplified somewhat by economic pressures felt by our cardholders stemming from tightened liquidity markets. Also contributing to trending contractions in our net interest margins are the effects of negative-amortization-related changes to our billing practices that we implemented beginning in November 2007—whereby to ensure against negative amortization, we now reverse certain fees and finance charges on the accounts of cardholders who make only their contractual payments to us.

Our net interest margins in the first and second quarters of 2008 were particularly depressed due to changes within our lower-tier credit card receivables portfolio. This portfolio generated lower finance charge and late fee billings in the first two quarters of 2008 due to the significant portion of the accounts within that portfolio that were in late stages of delinquency—stages for which we do not bill finance charges or late fees. Further, many accounts within that portfolio reached peak charge-off vintage levels and charged off during those quarters, resulting in higher finance charge and late fee charge offs netting against yields in the determination of our net interest margin for the quarters. Because large volumes of second and third quarter of 2007 lower-tier credit card receivables had rolled through their peak charge-off vintage levels by the end of the second quarter of 2008, the net interest margin increased for the third quarter of 2008. It declined in the fourth quarter of 2008, however, because of continued reductions in our lower-tier credit card receivables as a percentage of our total managed receivables and because of a heightened level of negative amortization-related credits issued in the fourth quarter. Given our credit line reduction and account closure actions undertaken in the fall of 2008, we experienced further declines in our net interest margin for the first quarter of 2009 as reduced finance and late fee billings, coupled with an acceleration of charge offs contributed to depress our net interest margin to historic lows. These effects were exacerbated by significant finance charge and fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates. We experienced an improvement in our second quarter of 2009 net interest margin, however, because relative to our first quarter of 2009 incentive payment programs, our second quarter of 2009 incentive program credits were weighted more toward principal credits (which is consistent with the increase in the second quarter of 2009 net charge-off ratio) than toward finance charge and late fee credits. We note, however, that for the foreseeable future, we do not expect any further improvement in our net interest margin above and beyond that experienced in the second quarter of 2009.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a larger percentage and to decrease as our lower-tier receivables become a smaller percentage of our overall managed receivables. These receivables generate higher annual membership, over-limit, monthly maintenance and other fees than do our other portfolios.

Adversely affecting our other income ratio principally beginning in the second quarter of 2007 was the performance of our then-held portfolio of investments in debt and equity securities, which principally consisted of investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index and the activities of which are reflected within our Credit Cards segment’s other income ratio. While we generally generated income from these investments prior to the second quarter of 2007, we incurred losses of $28.5 million, $37.4 million, $6.9 million, $5.2 million and $1.1 million in the second, third and fourth quarters of 2007 and the first and second quarters of 2008, respectively. Excluding these investment activities, our other income ratio would have increased to 11.8% and 17.2% in the second and third quarters of 2007, respectively, before declining again to 12.7% in the fourth quarter of 2007 and -0.2% and 1.2% in the first and second quarters of 2008, respectively. Because these investment activities were completely discontinued by the end of the second quarter of 2008, we do not expect any further effects from these activities in future periods.

The addition of our acquired U.K. Portfolio in the second quarter of 2007 negatively impacted our other income ratios for the last three quarters of 2007. The other income ratio for this portfolio is well below the ratio for our lower-tier credit card offerings and is slightly below that of our traditional upper-tier originated portfolio. Adding the performance of these receivables to the overall mix of our managed receivables resulted in a decrease of approximately 200 basis points in the other income ratio in 2007. In the first and second quarters of 2008, however, the U.K. Portfolio was accretive in comparison to our lower-tier credit card receivables as they experienced negative other income ratios in those quarters as the record 1.5 million of predominantly lower-tier credit card originations in the second and third quarters of 2007 reached peak charge-off vintage levels.

Excluding investment activities, our other income ratio increased quarter over quarter in the first three quarters of 2007 before declining in the fourth quarter of 2007 and declining significantly the first and second quarters of 2008. The declines are due primarily to higher charge offs in those quarters resulting from the marketing volume-based volatility in our lower-tier credit card receivables portfolios and from seasonal increases in charge offs that were amplified somewhat by economic pressures felt by our cardholders. Our aforementioned negative amortization-related finance charge and fee reversal changes to our billing practices also negatively impacted our other income ratio in these quarters and in the third and fourth quarters of 2008.

In the first two quarters of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first and second quarter 2008 net interest margins are at play in the determination of our first and second quarter 2008 other income ratios—such factors including the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees and the large proportion of lower-tier credit card accounts that reached peak charge-off vintage levels and charged off during the quarters, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio.  The second quarter 2008 other income ratio remained flat relative to the first quarter of 2008 primarily due to a $13.7 million gain on the repurchase of our convertible senior notes; excluding this gain, the ratio declined to -2.5%, consistent with the trend from the first quarter of 2008. Repurchases of our convertible senior notes also served to positively impact our other income ratio in the fourth quarter of 2008. As computed without regard to a $47.9 million gain related to these fourth quarter repurchases, our other income ratio would have been 3.2%, lower than the 7.7% experienced in the third quarter primarily due to the effects of account closure actions and annual and other fee reversals associated therewith, heightened levels of negative amortization-related fee reversals, and credits provided within our originated portfolios under collection programs aimed at stimulating cardholder payments. Our credit line reduction and account closure actions undertaken in the fall of 2008 also served to depress our other income ratio in the first and second quarters of 2009 as our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables. These actions, coupled with the aforementioned fee credits issued in the first and second quarters of 2009 under incentive programs aimed at increasing payment rates, resulted in a negative other income ratio in the first and second quarters of 2009.  While we expect to continue to issue credits as a means of increasing payments throughout 2009, we do not anticipate the effect of these credits to be as dramatic for the latter half of this year as that experienced in the first and second quarters.

Operating ratio. We have experienced generally trending reductions in our operating ratio through the end of 2008 as our receivables mix shifted from lower-tier credit card receivables comprising a larger percentage of our managed receivables to lower-tier credit card receivables comprising a smaller percentage of our managed receivables. Our lower-tier credit card receivables are comprised of accounts with smaller receivables balances than those accounts underlying our upper-tier originated portfolio master trust and acquired portfolios. Smaller receivable balance accounts require many more customer service interactions per average dollar of outstanding balance (relative to our upper-tier originated portfolio and acquired portfolios), and hence result in higher costs as a percentage of average managed receivables than we historically have experienced with our upper-tier originated portfolio master trust and acquired portfolios’ receivables.

Our decline in account origination levels over the past several quarters also has favorably influenced our quarterly operating ratio computations; as our originated accounts mature, the level of interactions with the customer declines, contributing to lower overall operating ratios.

Our operating ratios in the second and third quarters of 2007 declined due to our U.K. Portfolio acquisition. This portfolio is comprised of accounts with relatively large receivables balances, and therefore, it bears a lower operating ratio than that of our lower-tier credit card receivables portfolio. The fourth quarter of 2007 operating ratio increased due to our $6.0 million charitable contribution in that quarter in addition to our incurrence of higher legal and related costs associated with now-settled FDIC and FTC investigations. In the first, second and third quarters of 2008, we had lower operating expenses, primarily due to our slow-down in originations (customer interactions and related costs are higher in the first few months after card activation than they are for more mature credit card accounts as noted above) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets. But for a $5.5 million impairment charge in the second quarter of 2008 associated with a sublease of 183,461 square feet of office space at our corporate headquarters, we would have experienced a slight reduction in our second quarter 2008 operating ratio relative to its first quarter 2008 level. The operating ratio in the third quarter of 2008 was further reduced below that of the second quarter (as adjusted for the lease impairment charge mentioned above) primarily due to our continued expense reduction efforts. While expense reductions continued into the fourth quarter of 2008 and the first and second quarters of 2009, our managed receivables levels are dropping at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we experienced an increase in our operating ratio for the first and second quarters of 2009 and expect further increases throughout 2009 unless and until we are able to reduce fixed infrastructure costs to be more in line with our contracting managed receivables levels.

Future Expectations

Because of our reduced levels of marketing spend, our fall 2008 credit line reduction and account closure actions, our incentive programs undertaken in the first and second quarters of 2009 to stimulate higher customer payment rates, and our expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to return to levels experienced in 2007 and prior years for the foreseeable future. There are significant economic factors that could adversely affect our future Credit Cards segment performance, including further potential slow-downs in the U.S. and U.K. economies and rising unemployment rates within both countries as the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Unemployment rates in the U.S. have been rising over the past several quarters, and we have seen somewhat lower payment rates—the effects of which could include further yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows we receive from our portfolios. It is also possible that heightened levels of litigation as noted

throughout this report may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our operating ratios.

Investments in Previously Charged-Off Receivables Segment

The following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Unrecovered balance at beginning of period	$55,488	$47,676
Acquisitions of defaulted accounts	14,278	31,651
Cash collections	(14,341)	(28,221)
Cost-recovery method income recognized on defaulted accounts (included within fees and related income on non-securitized earning assets on our consolidated statements of operations)	3,846	8,165
Unrecovered balance at end of period	$59,271	$59,271
Estimated remaining collections (“ERC”)	$125,844	$125,844

Previously charged-off receivables held as of June 30, 2009 are principally comprised of normal delinquency charged-off accounts purchased from the securitization trusts that we service, accounts associated with Chapter 13 Bankruptcies and accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting 45.2% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our dispute with Encore arose in 2008, the result of which is our having to now hold significant investments in normal delinquency charged-off accounts purchased from the securitization trusts that we service—investments which prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal is the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program has experienced lower overall placement volumes primarily due to Encore Capital’s decision to discontinue balance transfer program placements to us. It is unknown at this time if and when placement volumes will return to the record volume placed in the first half of 2008; however, we believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and lead to increased placements from third parties.

Most of our Investments in Previously Charged-Off Receivables segment’s acquisitions of normal delinquency charge offs recently have been comprised of previously charged-off receivables from the securitization trusts that we service. Until a dispute arose with Encore in 2008, the segment had, almost simultaneously with each of its purchases from these securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter of 2008, however, as a result of Encore’s refusal to purchase receivables under the forward flow contract. Pending the resolution of this dispute, our Investment in Previously Charged-Off receivables segment will either have to find another buyer for its purchased charge offs or retain its purchased charge offs on its balance sheet and undertake collection activities to maximize its return on these purchases. The retention of these receivables will cause significant reductions in its earnings given the mismatching of cost recovery method collection expenses with their associated revenues as collection expenses will be incurred up front, while revenue recognition will be delayed until complete recovery of each respective acquired portfolio’s investment. Once the investments are completely recovered, the segment will begin to recognize the profitability associated with these purchases. The expected time to recover investments in portfolios varies by portfolio but generally is estimated to occur within twelve to eighteen months after purchase.  Alternatively, if the segment sells these receivables, we do not expect another buyer to pay as much as Encore was paying under its fixed-price commitment—a price that was reflective of the high valuations being place on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged-off paper is greater.  This increase in the availability of charged-off paper did create several opportunities for us in the fourth quarter of 2008 and the first and second quarters of 2009, however, during which we were able to complete several large purchases of charged-off portfolios at attractive pricing.  The increasing supply of charged-off paper also is likely to result in further opportunities to acquire charged-off receivables portfolios at prices under which we can generate significant returns, and subject to liquidity constraints, we expect to increase our purchases of charged off portfolios from third parties in the coming year.

Our Investments in Previously Charged-off Receivables segment’s pre-tax results for the three and six months ended June 30, 2009 were appreciably lower than for the three and six months ended June 30, 2008. This primarily reflects (1) the ongoing effects of Encore’s refusal to purchase receivables, which has resulted in a longer earnings recognition period for purchased charged off paper and the commensurate expense and revenues mismatch mentioned above, our inability to recognize as income the remaining escrowed funds owed to us under the Encore forward flow agreement, and significant litigation expenses and (2) increased pricing paid by this segment upon the expiration of one of its more favorably priced forward flow agreements for previously charged-off paper purchases.

As we continue to grow our Chapter 13 bankruptcy and balance transfer programs within this segment, we expect that losses will diminish over time as we recover our basis in these assets and commence recognizing income; the success of these programs currently is being masked by the cost-recovery-method expense and revenue mismatches associated with charged-off receivables that we must now purchase and hold given Encore’s refusal to purchase them as required under its forward flow contract.

In the second quarter of 2008, we began exploring a balance transfer program in the U.K., and this program has generated modest revenues in the first and second quarters of 2009.  We do not anticipate meaningful revenues or expenses associated with this product offering for the remainder of 2009.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services:  (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. As of June 30, 2009, our Retail Micro-Loans segment subsidiaries operated 317 storefront locations in nine states, excluding storefront locations located in the State of Arkansas which we have classified as discontinued operations during the second quarter of 2009.

After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states:  Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we completed the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008. By September 30, 2008, we had closed all remaining storefronts in Michigan and our unprofitable storefronts in Colorado and Oklahoma. For a limited number of profitable storefronts in Colorado and Oklahoma, however, we elected to continue operations, and we removed these storefronts from discontinued operations in our consolidated statements of operations for all periods presented. Our various discontinued operations within these six states were classified as assets held for sale on our June 30, 2008 condensed consolidated balance sheet and are included in the discontinued operations category in our condensed consolidated statements of operations for all periods presented.

Additionally, during the first quarter of 2008, after reevaluating the capital required for sustaining start-up losses associated with our eighty-one store locations in Texas, we decided to pursue a sale of our Texas store locations—a sale that was completed in April 2008. We have included our Texas results in the discontinued operations category in our condensed consolidated statements of operations for all periods presented.

During the three months ended June 30, 2009, we closed one location, bringing our total number of closed locations for the six months ended June 30, 2009 to six (including all of our locations in the U.K.), and we did not open any new locations. Excluded from these store closure numbers are twenty-seven locations in the State of Arkansas that have been classified as discontinued operations.  During the second quarter of 2009, we elected to close all the remaining locations in Arkansas due to an increasingly negative regulatory environment.  Because of the immateriality of the closed locations (outside of Arkansas) and the routine nature of these store closure decisions, we have not evaluated the need to segregate the six locations closed in the first two quarters of 2009 as discontinued operations. We are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

Financial, operating and statistical metrics for our Retail Micro-Loans segment are detailed (dollars in thousands) in the following tables.

	For the Six Months Ended June 30,
	2009	2008
Beginning number of locations (excluding locations discontinued and held for sale)	350	410
Closed locations	(6)	(4)
Locations classified as discontinued operations (1)	(27)	—
Locations held for sale (2)	—	(81)
Ending continuing locations	317	325

(1)	Reflect stores located in the State of Arkansas.
(2)	Thirty-one of the stores listed as locations held for sale were later reclassified back into continuing operations.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2009	2008	2009	2008
Gross retail micro-loans fees (from continuing operations)	$16,566	$16,546	$33,242	$35,207
(Loss) income from continuing operations before income taxes	$(16,549)	$2,583	$(17,627)	$6,408
Loss from discontinued operations before income taxes	$(6,750)	$(2,649)	$(6,599)	$(6,227)
Period-end loans and fees receivable, gross	$33,492	$31,912	$33,492	$31,912

But for a $20.0 million goodwill impairment charge associated with continuing operations taken in the second quarter of 2009, we would have generated $3.5 million and $2.4 million, respectively, in income from continuing operations before income taxes within the Retail Micro-Loans segment during the three and six months ended June 30, 2009. Based on these results, trending growth in revenues that we have been experiencing for our continuing operations over the past several months, the positive effects of our recent underwriting changes in reducing our charge-off levels, and the fact that our results for the three and six months ended June 30, 2009 included $2.0 million of operational and closing costs associated with our now-closed U.K. storefronts, we believe that we will have profits at growing levels within this segment during the third and fourth quarters of this year.

The above-disclosed losses from discontinued operations reflect:  (1) second quarter 2009 losses (including a goodwill impairment charge of $3.5 million) associated with our Arkansas storefronts that we elected to discontinue in the second quarter of 2009 due to an increasingly negative regulatory environment within that state; (2) losses we incurred during the first two quarters of 2008 within the storefronts that we were holding for sale at December 31, 2007 and that we sold or closed during the second and third quarters of 2008; and (3) first quarter 2008 losses (including a goodwill impairment charge of $1.1 million) associated with our Texas storefronts which we decided to exit in the first quarter of 2008.

 Auto Finance Segment

Our Auto Finance segment includes a variety of auto sales and lending activities.

Our original platform, CAR Financial Services (“CAR”), acquired in April 2005, consists of a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee.

We also have a 90% ownership interest in JRAS, a buy-here, pay-here dealer. As of December 31, 2008, JRAS had twelve retail lots in four states. In the first quarter of 2009, we undertook steps to close four lots in two states, and we closed an additional two lots in two states in the second quarter of 2009. The capital requirements to bring JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits were more than we are willing to undertake given the current liquidity environment. Until credit markets improve, we do not intend to expand JRAS’s operations.

Lastly, our San Diego, California-based ACC platform historically has purchased retail installment contracts from franchised car dealers. From a credit quality perspective, the ACC borrower base is slightly above the niche historically served by our Auto Finance segment. Because of uncertainties as to whether we will be able to renew ACC’s financing facilities upon their expiration in

September, we have recently ceased origination efforts within the ACC platform and are now simply collecting on its portfolio of auto finance receivables and looking at opportunities for cost savings through the merger of various ACC and CAR platform processes.

Collectively, we serve 933 dealers through our Auto Finance segment in forty-one states and the District of Columbia.  Selected financial, operating and statistical data (in thousands except for percentages) for our Auto Finance segment are provided in the following two tables; where terms used within these tables are identical to the terms used within our Credit Cards segment discussion above (albeit with appropriate substitution of Auto Finance receivables and activities for the Credit Card receivables and activities described within those definitions).

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables.

	At or For the Three Months Ended
	2009		2008
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Period-end managed receivables	$307,978	$327,038	$349,212	$372,313	$382,168
Period-end managed accounts	42	43	45	47	49
Receivables delinquent as % of period-end loans:
Percent 30 or more days past due	19.3%	18.1%	21.4%	19.5%	17.0%
Percent 60 or more days past due	7.8%	8.0%	10.4%	8.9%	8.0%
Percent 90 or more days past due	3.7%	4.6%	5.4%	4.4%	3.7%

Average managed receivables	$318,961	$338,340	$361,696	$378,178	$376,767
Gross yield ratio	24.1%	23.7%	24.8%	25.2%	25.7%
Combined gross charge-off ratio	17.4%	14.8%	15.1%	13.3%	12.1%
Net charge-off ratio	16.0%	13.4%	13.4%	11.7%	10.5%
Adjusted charge-off ratio	14.9%	12.0%	11.7%	9.5%	7.8%
Recoveries as % of average managed receivables	1.4%	1.5%	1.6%	1.3%	1.4%
Net interest margin	16.8%	16.9%	17.5%	19.3%	20.3%
Other income ratio	5.6%	9.7%	6.8%	7.5%	9.2%
Operating ratio	18.3%	18.5%	21.4%	50.2%	20.4%

	Retail Sales Data At or For the Three Months Ended
	2009		2008
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Retail sales	$11,322	$18,299	$15,505	$15,930	$19,333
Gross profit	$5,138	$8,471	$7,027	$7,355	$8,909
Retail units sold	993	1,601	1,312	1,383	1,908
Average stores in operation	7	10	12	12	12
Period-end stores in operation	6	8	12	12	12

Managed receivables.  Period end managed receivables have gradually declined since June 30, 2008 as we slowed the purchase growth at ACC and CAR in order to preserve capital. As of June 30, 2009, only CAR and JRAS continue to originate loans—albeit at significantly reduced levels than those experienced in prior periods.  While we believe that purchases within the CAR platform will offset liquidations of previously existing receivables within that platform, we expect that net liquidations at ACC will continue to overshadow the CAR additions for the foreseeable future.

    Delinquencies. Delinquency rates at June 30, 2009 are above their prior year levels for those receivables 30 or more days past due while later stage delinquencies have shown static performance to modest improvements at the same comparison dates.  While increases in delinquencies are primarily due to generally worsening economic conditions, given the segment’s improved underwriting, better use of technology and improved collections, management believes that this relatively modest degradation in delinquencies is meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases.

Gross yield ratio, net interest margin and other income ratio. Variations in our gross yield ratio and net interest margins reflect the effects of the timing and magnitude of our various Auto Finance segment acquisitions and subsequent growth patterns for our acquired operations. The ACC Patelco portfolio acquisition, for example, has caused the gross yield ratio and net interest margins to fall since our acquisition of ACC because the gross yields on its existing loans are not as high as those of our two buy-here, pay-here-oriented operations within CAR and JRAS. This decline has been offset somewhat (although not completely) by increased margins realized in our CAR operations as newly acquired and originated loans are being underwritten with higher interest rates and fees. The effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins throughout 2009.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. As such, the other income ratio has moved in relative tandem with the volume of quarterly auto sales as set forth in the above table. We note that we experienced a modest reduction in gross profit on auto sales between the second and third quarters of 2008 as (1) seasonal demand for autos on JRAS’s lots is typically the highest when its consumers receive their tax refunds during the first quarter and (2) we temporarily reduced inventory purchases within JRAS for a few weeks late in the second quarter of 2008 in connection with our evaluation of its liquidity position and borrowing base under its lending facilities, leaving JRAS with a mix of autos available for sale on its lots at that time that attracted lower gross margins. The reduction in our other income ratio in the fourth quarter of 2008 is largely driven by a decline in consumer auto purchases on JRAS’s lots and by severe reductions in inventory purchases as we sought to conserve capital. Future growth in our Auto Finance segment’s other income ratio will depend upon relative growth rates for JRAS versus CAR and ACC, as well as demand for autos within JRAS which weakened in the first and second quarters of 2009. Recent lot closures within JRAS are expected to diminish its revenues and activities relative to those of CAR and are expected to put continuing pressure on the other income ratio.

Net charge-off ratio, adjusted charge-off ratio and recoveries. We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio in the second quarter of 2009 was 14.9% compared to 12.0% in the first quarter of 2009 and 7.8% in the second quarter of 2008. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. We acquired the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables and a significant portion of this purchase price discount (which related entirely to credit quality) was absorbed in 2007 as accounts that were severely delinquent at acquisition date charged off immediately after our purchase. With each passing quarter, the percentage of our portfolio (and hence charge offs within the portfolio) that is comprised of new loans that we fund dollar for dollar increases relative to the size of our total auto finance receivables portfolio and the percentage of our charge offs that are comprised of accounts purchased at a discount in the Patelco acquisition decreases. We expect the gap between the net charge-off ratio and the adjusted charge-off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables. Evident within our net charge-off ratio statistics are the adverse macro-economic effects being seen throughout the auto finance industry. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally.

Operating ratio. The large increase in the third quarter 2008 operating ratio resulted from the CAR and ACC goodwill impairment charges during that quarter. Excluding goodwill impairment charges, the operating ratio in the third quarter of 2008 would have been 19.4% compared to 20.4% in the second quarter of 2008.  Removing the additional $1.7 million of JRAS goodwill impairment charges during the fourth quarter of 2008 would result in an operating ratio of 19.5%, consistent with the adjusted rate for the third quarter. The operating ratio in the Auto Finance segment continued to improve from the first and second quarters of 2008 primarily due to higher average receivables supporting a fixed cost base and continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. The decline in our operating ratio reflects continued cost-cutting efforts as we continue to adjust our variable costs to reflect the decline in our total managed receivables balances. We expect this trend to continue until such time as our receivable levels drop at faster rates than the rates at which we can reduce our costs (particular when considering our fixed infrastructure costs at the various divisions within this segment). Based on current attrition rates, we expect for our operating ratio to continue to fall for the remainder of 2009 after which time fixed costs will likely cause the ratio to stagnate.

Future Expectations

Given our expectation of contractions in our auto finance receivables over the coming quarters, we should see overall reductions in our allowance for uncollectible loans and fees receivable under GAAP, offset somewhat by increases in reserve rates reflecting generally worsening economic conditions. Should we be successful in renewing or replacing ACC and CAR financing facilities upon their expiration in September 2009 (which we have no certainty of being able to do at this time), we expect that we will experience higher costs of funds under the facilities, which will put additional pressure on our Auto Finance segment’s GAAP profitability. Moreover, despite the improved pricing power that we now possess as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions and originations for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Additionally, given our decision to close six of JRAS locations during the first six months of 2009, we expect unit sales (and gross profit levels) to fall below levels seen in similar periods for the prior year.  Considering all of these factors, we expect our Auto Finance segment to experience modest further GAAP losses throughout the balance of 2009. The effects on our Auto Finance segment results of our decision to minimize the capital we are investing in JRAS (e.g., by closing lots as we did during the first six months of 2009) are profound, and but for JRAS, we would have experienced GAAP profits in both the first and second quarters of 2009 and similarly would be expecting GAAP profits for the segment in the last two quarters of this year.

Other Segment

Our Other segment recently has encompassed various operations that were start-up in nature and did not individually meet separate reportable operating segment disclosure criteria. The operations of MEM, our U.K.-based, Internet, micro-loans provider, represent the only significant continuing operations within the Other segment, and its operations are not yet material to our consolidated results of operations. For the three and six months ended June 30, 2009, we experienced positive impacts from our MEM operations as they experienced pre-tax profits of $4.8 million and $8.3 million, respectively, for the three and six months ended June 30, 2009, and we expect to continue to profitably grow this business at a modest pace in future quarters. As of June 30, 2009, we had $19.3 million in net receivables associated with our MEM operations. Similar to our auto finance operations, we provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit. However, notwithstanding anticipated growing allowances for uncollectible loans and fees receivable, our U.K.-based on-line micro-loan originations should be profitable enough to overshadow the effects of allowance growth, thereby allowing our MEM operations to achieve growing GAAP profits for the next several quarters.

Liquidity, Funding and Capital Resources

During 2007, primarily toward the end of the second quarter and the beginning of the third quarter, broad investor interest in providing liquidity to originators of sub-prime loans, including credit card receivables, declined substantially. This decline in interest was precipitated by the well-publicized problems in the sub-prime mortgage lending business and the related secondary markets and the global liquidity dislocation that resulted from these problems. Since that time, the global credit markets have experienced significant disruptions, requiring intervention from central banks and governments throughout the world. All of these adverse developments have resulted in significant reluctance—the duration of which is not known—by many investors to invest in sub-prime asset classes, at least at the levels at which, or with the terms under which, they previously invested. This, in turn, has resulted in a decline in liquidity available to sub-prime market participants, including us, a widening of the spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make, and a decrease in advance rates for those loans as well.

Although we are hopeful that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and are managing our receivables portfolios with a goal of generating positive cash flows over the coming quarters for us to use in de-leveraging our business—which we believe to be prudent in this environment. Our efforts are necessary to protect us from the potential that our lenders may be willing to renew or replace existing financing and securitization facilities only at reduced advance rates, if at all. We saw this in the third quarter of 2008 as we were able to renew our Auto Finance segment financing facilities only at reduced advance rates, reduced lending capacity, and higher pricing. We also experienced a decline in advance rates for one of the securitization facilities within our lower-tier credit card portfolio master trust in connection with our third quarter of 2008 extension of that facility (albeit at increased pricing and lower capacity)

through October 2010. Fortunately, our cost control efforts and other self-imposed constraints on growth and investment have helped us thus far to cope with these reductions in our debt financing and securitization advance rates. However, we have material Auto Finance segment facilities that come up for renewal or replacement in September 2009, and we cannot be sure that these facilities will be renewed under favorable terms and pricing, or at all.

Our current emphasis on de-leveraging our business in the current environment will result in short and long-term growth and profitability trade-offs. For example, as noted throughout this report, we have substantially reduced credit card receivables marketing, and we have reduced credit lines and closed accounts. Consequently, each of our managed credit card receivables portfolios is expected to show net liquidations in balances for the foreseeable future. Similarly, the reduction in debt facility advance rates within our Auto Finance segment has caused us to limit capital deployment to this business, which will cause contraction in its receivables and revenues over the coming months. Furthermore, in our MEM, U.K.-based, Internet, micro-loan operations, where we currently are continuing to selectively deploy capital specifically aimed at growing the business, the levels of capital that we plan to deploy are expected to allow for only modest growth. More aggressive growth would, over time, require additional liquidity beyond what is available under our current facilities.

At June 30, 2009, we had $84.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity. Details concerning our cash flows follow:

•
During the six months ended June 30, 2009, we generated $193.8 million in cash flows from operations, compared to $343.5 million of cash flows from operations generated during the six months ended June 30, 2008. The decrease principally reflects:  (1) lower collections of credit card finance charge receivables in 2009 relative to the same period in 2008 given the diminished originations, diminished receivables levels, the effects on our margins of changes we have made in response to ongoing discussions with regulators and generally lower payment rates across our credit card portfolios throughout the latter half of 2008 and into 2009 reflecting the economic stress we believe many of our customers are experiencing; and (2) the receipt of $87.4 million in tax refunds during the first quarter of 2008 as contrasted with no tax refunds during the first six months of 2009. These impacts were offset somewhat by:  (1) declines in deposits required to be maintained with our third-party issuing bank partners and retail electronic payment network providers associated with declining receivables balances in our portfolio of credit card receivables in the U.K.; (2) growth in 2008 in inventory balances associated with our JRAS subsidiary which have now leveled off; and (3) lower marketing expenses in 2009 than in 2008.

•
During the six months ended June 30, 2009, we used $143.0 million of cash in investing activities, compared to using $304.0 million of cash in investing activities in the six months ended June 30, 2008. This decrease in cash used in investing activities reflects the fact that we had lower net investments in our securitized and non-securitized earning assets in 2009 relative to 2008, which is consistent with liquidations of our purchased portfolios, credit line reduction and account closure account actions taken by us to preserve capital and the fact that we have experienced no meaningful originations in 2009 for which we had to fund new purchases. We expect further declines in net cash used in investing activities as we currently do not anticipate meaningful originations of new credit card accounts or substantial growth in our other business lines or significant purchases of new equipment, thus reducing the amount of cash used to fund such investments.  These decreases were offset slightly by our buy-out of all other members of our longest standing equity-method investee.

•
During the six months ended June 30, 2009, our financing activities used $43.7 million of cash, compared to using $22.6 million of cash in the six months ended June 30, 2008. The increase primarily reflects decreased draws and net paydowns on outstanding debt facilities, primarily associated with our ACC operations as we continue to experience net declines in receivables within those operations.  We expect this trend to continue for the remainder of the year as net collections are expected to exceed borrowings to fund new originations.

After giving effect to the advance rate reductions discussed above and the implications of those reductions to our cash position, we had approximately $117 million in aggregate unrestricted cash and available liquidity under our debt and securitization facilities as of the end of the second quarter 2009. Our available liquidity under our debt and securitization facilities at June 30, 2009 is represented by draw potential against our collateral base both within our securitization trusts and supporting our structured financing facilities. We continue to aggressively pursue a number of new financing facilities and liquidity sources that, if ultimately available to us at attractive pricing and terms, will support investment opportunities that could include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened significantly in 2008 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $117 million in aggregate unrestricted cash and available liquidity mentioned herein is represented by summing up all unrestricted cash and availably liquidity from among and within all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $117 million in available liquidity balance.

While we extended our principal lower-tier credit card securitization facility in the third quarter of 2008 out to October 2010—albeit at a reduced advance rate with increased pricing—we are concerned that the traditional securitization markets for our broad product offerings may not return to any degree of efficient and effective functionality for us for the foreseeable future. As a result, we are closely monitoring and managing our liquidity position by marketing only at test levels in very discrete areas and taking a variety of account management actions (including credit line reductions, account closures and payment incentive programs) and other actions (including reducing our overhead infrastructure, which was built to accommodate higher account originations and managed receivables levels) in an effort to preserve cash. Some of these actions, while prudent to preserve liquidity, have the effect of reducing our profitability.

The current global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed securitization financing for our originated portfolio activities at attractive advance rates in the last down cycle, the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as they now are. Additionally, while we were quite successful during that down cycle in obtaining asset-backed securitization financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing is currently not available from traditional market participants. Last and most significant is the adverse impact that the current global liquidity crisis is having on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by many economists to further increase. Lower assets values and higher rates of job loss and levels of unemployment have translated into reduced payment rates within the credit card industry generally and for us specifically.

While substantially all of our asset-based financing and securitization facilities are non-recourse to assets beyond those specific pools of assets backing each respective facility, our failure to renew or replace a maturing financing or securitization facility (except where the facility may represent excess and unneeded capacity) could potentially result in (1) asset seizures by our lenders or investors, which in turn would result in impairments to the book value of our equity, and/or (2) accelerated repayment amortization schedules, including early amortization, which over time could impair the profitability of the assets underlying the facility. Under some circumstances, we would receive only servicing compensation, rather than the significantly higher proceeds that we currently receive from our facilities. Any reduction in cash flows would negatively impact other parts of our operations that normally depend upon those funds. Moreover, should we experience an extended term period of reduced payment rates, the cash flows to us from our securitization trusts could be significantly curtailed (e.g., the terms of our securitization facilities might require them to accumulate or retain cash or use it to repay investor notes on an accelerated basis, rather than distribute it to us). The curtailment of the cash that we receive could require us to reduce our personnel, overhead and other costs to levels that could impact the values of our retained interests in our securitized credit card receivables and result in impairments that could be material to our operating results and financial position.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. We also may use cash flows generated from the net liquidations in our credit card portfolios and other cost control measures to fund both (1) further repurchases of our convertible senior securities and stock, which at current prices we believe provide returns that on a risk-adjusted basis are far superior to our potential returns from organic growth in the current environment, and (2) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment. As of June 30, 2009, we are authorized to repurchase 10,000,000 common shares under our share repurchase program that our board of directors authorized in May 2008, and this authorization extends through June 30, 2010.

Securitization Facilities

Our most significant source of liquidity is the securitization of our credit card receivables. At June 30, 2009, we had committed total securitization facilities of $1.9 billion, of which we had drawn $1.8 billion. The weighted-average borrowing rate on our securitization facilities was 2.3% at June 30, 2009, and the maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which substantially all of our managed credit card receivables serve as collateral as of June 30, 2009. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
October 2009(2)	$299.5
December 2009(3)	62.5
January 2010(4)	750.0
October 2010(2)	299.5
October 2010(5)	154.5
January 2014(6)	57.4
September 2014(7)	11.0
April 2014(8)	312.2
Total	$1,946.6

(1)
Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or consolidated balance sheet items included herein.

(2)
In October 2004, we completed two term securitization facilities that we issued out of our upper-tier originated portfolio master trust, a five-year facility represented by $299.5 million aggregate principal notes and a six-year facility also represented by $299.5 million aggregate principal notes. Through June 30, 2009, we had elected to sell only $287.0 million of the principal notes underlying the five-year facility and $264.0 million of the principal notes underlying the six-year facility. We currently are accumulating the principal necessary to repay the five-year facility.  On July 1, 2009, we purchased the $264.0 million of principal notes underlying the six-year facility at a significant discount to the face amount of the notes. This six-year term securitization facility series was subsequently cancelled. While we currently are evaluating the effects of this transaction on our financial position and results of operations as of and for the period ending September 30, 2009, we do know that this transaction has resulted in liquidity improvements for us because collateral that supported these now-cancelled notes now supports draws against one of our securitization facilities at higher advance rates.

(3)
Represents the anticipated final scheduled monthly payment date for a $300.0 million facility issued out of our lower-tier originated portfolio master trust; through June 30, 2009, amortization payments aggregating $237.5 million had been made against the outstanding balance of this facility.

(4)
This two-year variable funding note facility issued out of our upper-tier originated portfolio master trust provides for continued funding of all cardholder purchases on all accounts in existence upon expiration of the facility with any remaining cash flows after funding all such purchases, servicing costs and debt service costs to be applied toward repayment of the investor.

(5)
Represents the end of the revolving period for a conduit facility issued out of our lower-tier originated portfolio master trust.  The committed amount of this facility is $400.0 million.  Currently, however, we do not anticipate any further draws on this facility.

(6)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

(7)
Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

(8)	In April 2007, we closed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

Covenants under our securitization and financing facilities vary, but generally include asset performance covenants (such as maximum permitted delinquency and charge-off rates, minimum excess spread levels, etc.) and in some cases include corporate-level covenants (including minimum equity levels, minimum tangible equity levels, maximum permitted quarterly reductions in equity levels, and minimum  liquidity levels) and cross-default covenants, the violation of which at varying levels could result in (1) curtailed future draws on the facilities, (2) “cash trapping” (e.g., the accumulation of cash within the facility to fund a reserve) within the structures or (3) early amortization of the facilities within the structures. We closely monitor the covenants and we exercise the discretion that is afforded to us under the facilities with a view toward ensuring that these events are not triggered. Nevertheless, if we experience a prolonged period of substantially reduced consumer payment rates, we may trigger one of these events with respect to one or more of our outstanding facilities.

    Each of our securitization facilities and structured financing facilities is recourse only to the specific financial assets underlying each respective securitization or structured financing trust.  However, cash trapping or early amortization for any of our outstanding securitization or structured financing facilities would have adverse effects on our liquidity during the early amortization period, as well as adverse effects on the book value of our equity to the extent of our net equity investment in each particular securitization or structured financing trust. Moreover, an early amortization event could have potential long-term adverse effects on our liquidity because potential investors could elect to abstain from future CompuCredit-backed facility issuances.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components,” to our condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, in our Annual Report on Form 10-K for the year ended December 31, 2008, we discuss the five areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees, and goodwill and identifiable intangible assets and impairment analyses) for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements. We urge readers to review that discussion, along with Note 7, “Securitizations and Structured Financings,” to the condensed consolidated financial statements included in this report for an update to a portion of the sensitivity analysis with respect to retained interests valuations.

Related Party Transactions

During 2008, two of our executive officers and a member of our Board of Directors separately purchased an aggregate $3.4 million (face amount) of our outstanding convertible senior notes.  The purchases were made at prevailing market prices from unrelated third parties.

Under a shareholders agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr. (our President), Richard W. Gilbert (our Chief Operating Officer and Vice Chairman) and certain trusts that were or are affiliates of the Hanna’s following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $22.44 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of June 30, 2009, the outstanding balance of the notes held by the partnership was £1.0 million ($1.6 million). The notes held by the partnership comprise 0.5% of the $312.2 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at U.K. LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of June 30, 2009, our deposit with Urban Trust decreased to $11,000, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

Forward-Looking Information

We make forward-looking statements throughout this report including statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, location openings and closings, loss exposure and loss provisions, delinquency and charge off rates, changes in collection programs and practices, securitizations and gains from securitizations, changes in the credit quality of our on-balance sheet loans and fees receivable, account growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of and expansion and growth within our Auto Finance segment, the growth and performance of receivables originated over the Internet, our plans in the U.K., the impact of the acquisition of our U.K. Portfolio of credit card receivables on our financial performance, the performance of the U.K. Portfolio, the sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our ability to raise funds and renew or replace securitization and financing facilities, our losses and income in equity-method investees, the levels of our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities (including asset-backed securities) and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors,” of this report.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Market Risk

In the ordinary course of business, we are exposed to various interest rate risks particularly in our Credit Cards and Auto Finance segments. Our interest rate sensitivity is comprised of basis risk, gap risk and market risk. Basis risk is caused by the difference in the interest rate indices or rates used to price assets and liabilities. Gap risk is caused by the difference in repricing intervals between assets and liabilities. Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is related to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly because interest rates may impact the payment performance of our customers. To date, we have chosen not to hedge these various interest rate risks because we believe our exposure to these risks is not likely to have a materially adverse effect on our business and because we believe that our business model creates a natural hedge to certain of these risks.

Credit Cards Segment. In our Credit Cards segment, we incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates underlying our U.S. managed assets generally are indexed to the prime rate. This basis risk results from the potential variability over time in the spread between the prime rate on the one hand, and commercial paper rates and LIBOR on the other hand. We have not hedged our basis risk because we believe that these indices tend to move together and that the costs of hedging this risk are greater than the benefits we would get from the elimination of this risk. Recent liquidity market duress caused the base LIBOR rate to fluctuate significantly. While these fluctuations did not move in tandem with the prime rate as anticipated, we believe that this dislocation was a temporary phenomenon.

We incur gap risk within our Credit Cards segment because the debt underlying our securitization trust facilities reprices monthly; whereas, some of our receivables do not adjust automatically (as in the case of our U.K. Portfolio) unless we specifically adjust them with appropriate notification. Under ordinary circumstances, this gap risk is relatively minor, however, because we generally can reprice the substantial majority of our credit card receivables in response to a rate change. We note our gap risk currently is much more significant than normal as CB&T has refused to re-price a substantial number of credit card accounts in violation of our agreements with CB&T; we are litigating against CB&T regarding this refusal and are seeking damages against CB&T.

As to the issue of market risk within our Credit Cards segment, we attempt to minimize the impact of interest rate fluctuations on net income by regularly evaluating the risk inherent within our asset and liability structure, especially our off-balance-sheet assets (such as securitized receivables) and their corresponding liabilities. The impact of interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates (including such changes that are caused by fluctuations in prevailing interest rates, payment trends on our interest-earning assets and payment requirements on our interest-bearing liabilities) and the general timing of all other cash flows. To manage our direct risk to interest rates, management actively monitors interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flows primarily by matching asset and liability repricings. There can be no assurance, however, that we will be successful in our attempts to manage such risks.

At June 30, 2009, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At June 30, 2009, $828.1 million of our total managed credit card receivables were priced at their floor rate, of which, $608.1 million of these receivables were closed and therefore ineligible to be repriced and the remaining $220.0 million were open and eligible to be repriced. Although not keenly relevant to the current accommodative interest rate environment, if we experience a long-term increase in LIBOR, our earnings and cash flows will be adversely affected until the variable rate pricing on the $608.1 million in closed receivables (as hypothetically determined under the assumption that there was no floor rate) rises to the level of their floor rate. To the extent we choose to reprice any of the $220.0 million of receivables underlying the open accounts for which variable rate pricing (assuming that there was no floor rate) is below their floor rate, we can mitigate against any possible adverse effects of these open accounts on our earnings and cash flows.

Auto Finance Segment. At June 30, 2009, all of our Auto Finance segment’s loans receivable were fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over floating commercial paper rates; whereas, our Auto Finance receivables are fixed-rate amortizing loans. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. Our various debt facilities in the Auto Finance segment contain requirements to fix our floating rate exposure should floating rate indexes reach certain prescribed levels (generally 6.25%). Given the current accommodative rate environment, we may choose to effectively fix our floating rate exposure at current lower levels. This may be accomplished via derivative instruments such as interest swaps or interest rate caps, and we may elect to enter into these arrangements even if, by their nature or structure, they are not perfect hedges from an accounting perspective.

Foreign Currency Risk

Our Sterling-denominated investments in the United Kingdom (£45.7 million as of June 30, 2009) have created balance sheet exposure to currency exchange rates. Specifically, the translation of the balance sheets of our U.K. operations from their local currencies into U.S. dollars is sensitive to changes in U.S. dollar/ U.K. sterling currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheets. We also will have transactional gains and losses that are caused by changes in foreign currency exchange rates. These transactional gains and losses flow through our consolidated statements of operations. We have not hedged our foreign currency risk.

ITEM 4.                      CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at meeting their objectives.

(b) Internal control over financial reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

We and/or our subsidiaries are involved in various legal proceedings that are incidental to the conduct of our business. The material proceedings in which we are involved are described below.

CompuCredit Corporation and five other subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

On May 23, 2008, CompuCredit Corporation and one of our other subsidiaries filed a complaint against Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide us rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to permit certain marketing, all in violation of the agreements among the parties. Also in this litigation, CB&T has asserted claims against CompuCredit Corporation for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it has incurred associated with CompuCredit Corporation’s contractual relationship with CB&T.

On July 14, 2008, CompuCredit Corporation and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J. Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.   In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints recently were consolidated, and a consolidated complaint has now been filed. We are vigorously contesting this complaint, and the defendants have filed a motion to dismiss and their reply brief in opposition to the plaintiff’s response brief.

 CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that are the subject of the class action securities case. Our Board of Directors has appointed a special litigation committee to investigate the allegations and determine how to proceed.

 Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged-off receivables to Jefferson Capital under its balance transfer program and Chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that we breached certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC and settled by us in December 2008. We are vigorously contesting this dispute. This dispute has been submitted to the American Arbitration Association for resolution.

ITEM 1A.                      RISK FACTORS

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of the current economic circumstances.  We are predominately a sub-prime lender, and our customers have been adversely impacted by the loss of jobs and the overall decline in the economy.  Moreover, we have no meaningful access to liquidity, and it is impossible for us to predict with certainty the impact of the current economic circumstances on our business.

Our Cash Flows and Net Income Are Dependent Upon Payments on the Receivables Underlying Our Securitizations and From Our Other Credit Products.

The collectibility of the receivables underlying our securitizations and those that we hold and do not securitize is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which customers use their cards or otherwise borrow funds from us.  Deterioration in these factors, which we recently have experienced, adversely impacts our business.  In addition, to the extent we have over-estimated collectibility, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables, the value of our retained interests and our loans and fees receivable will decline, and we will experience reduced levels of net income if not losses. Payment rates by our customers have declined recently and, correspondingly, default rates have increased.  It is unclear whether these changes are temporary and, if they are, how long they will last and whether, for instance, the federal government’s economic stimulus programs will partially or fully offset them.

Economic slowdowns increase our credit losses. Because our business is directly related to consumer spending, during periods of economic slowdown or recession it is more difficult for us to add or retain accounts and receivables (we recently have almost entirely stopped opening new accounts), and receivables may decline if consumers restrain spending. In addition, during periods of economic slowdown or recession, we experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy indicate that we have entered a period of economic downturn or recession, and in recent months we have seen reduced payments and an increase in default rates.  If this trend continues, it will significantly, and negatively, impact our business.

We recently purchased a substantial portfolio of receivables in the U.K. and now will have greater exposure to the U.K. economy and currency exchange rates. In April 2007, we purchased a portfolio of credit card receivables having a face value of £490 million ($970 million) as of the date of purchase. Although we have had minor operations in the U.K. previously, this is our first significant investment there, and we now will have substantially greater exposure to fluctuations in the U.K. economy. As a result of this investment, we also have greater exposure to fluctuations in the relative values of the U.S. dollar and the British pound. Because the British pound has experienced a significant net decline in value relative to the U.S. dollar since our U.K. Portfolio purchase, we have experienced significant transaction and translation losses within our financial statements.

Because a significant portion of our reported income is based on management’s estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and will cause fluctuations in our net income. For instance, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. Similarly with respect to financing agreements secured by our on-balance-sheet receivables, levels of loss and delinquency could result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth. Recent payment and default trends appear likely to substantially reduce the cash flow that we receive from these securitized receivables.

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. We obtain the receivables that we securitize and retain on our balance sheet in one of two ways—we either originate the receivables or purchase pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in 2001, we suffered a substantial loss after we increased the discount rate that we used in valuing our retained interests to reflect the higher rate of return required by securitization investors in sub-prime markets. These losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. We have no immediate plans to issue or acquire significant higher-grade receivables. More recently, we began to experience reductions in payments, and default rates have increased and may increase further in the future. While we believe that the discount rate that we use to value our retained interests accurately reflects the risk attendant to these increases, it is impossible to make this determination with certainty at the current time.

Seasonal factors may result in fluctuations in our net income. Our quarterly income may fluctuate substantially as a result of seasonal consumer spending. In particular, our credit card customers may charge more and carry higher balances during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables we manage and subsequently securitize or finance during those periods.

The timing and volume of originations with respect to our lower-tier credit card offerings causes significant fluctuations in quarterly income. Fluctuations in the timing or the volume of our originations of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge-off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts beginning in August 2007 and more recently have almost entirely stopped issuing new cards, thereby reducing our growth. This followed a period of substantial marketing efforts and growth. One impact of this was an increase in write offs during the first, second and third quarters of 2008 that were not offset by growth.  In addition, commencing early in the fourth quarter of 2008, like others in our industry, we reduced credit lines and closed accounts in order to ensure that we had the capacity to fund new purchases on the remaining accounts and to reduce our risk exposure. This will result in an overall decline in the amount of outstanding receivables.

Increases in interest rates will increase our cost of funds and may reduce the payment performance of our customers. Increases in interest rates will increase our cost of funds, which could significantly affect our results of operations and financial condition. We recently have experienced higher interest rates. Our credit card accounts have variable interest rates. Significant increases in these variable interest rates may reduce the payment performance of our customers.

Due to the lack of historical experience with Internet customers, we may not be able to target successfully these customers or evaluate their creditworthiness. There is less historical experience with respect to the credit risk and performance of customers acquired over the Internet. As part of our growth strategy, we are expanding our origination of accounts over the Internet;

however, we may not be able to target and evaluate successfully the creditworthiness of these potential customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products.

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Assuming that we meet applicable financial covenants and other conditions (which cannot be assured), our principal credit card receivables securitization facilities alleviate, until January 2010 and October 2010, our principal exposure to advance rate fluctuations within our upper-tier originated portfolio master trust and our lower-tier originated portfolio master trust, respectively. However, we have significant Auto Finance segment financing facilities that mature in September 2009 and have not yet identified a means for replacing or repaying these facilities. In the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or securitization or financing arrangements otherwise become unavailable to us on acceptable terms, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinated “retained interests” in our securitizations that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently, funding for sub-prime lending has been largely unavailable. Some of these concerns are discussed more fully below.

 As our securitization and financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the investors and no longer are reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facility being repaid, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash. We also could decide to sell assets at less than favorable prices.

The documents governing our securitization facilities provide that, upon the occurrence of certain adverse events known as “early redemption events,” and sometimes called “early amortization events,” investors can accelerate payments. Early redemption events include portfolio performance triggers, the termination of certain of our affinity agreements with third-party financial institutions to originate credit cards, breach of certain representations, warranties and covenants, insolvency or receivership, and servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. In our upper-tier originated portfolio master trust variable funding facility, an early redemption event also may be triggered among other things based on a total consolidated equity test, a maximum permitted reduction in quarterly total consolidated equity levels test, a change of control in CompuCredit or other corporate finance events. If an early redemption event occurs, principal payments would be made to investors to reduce their notes in our securitizations. Until these investors are repaid in full, we likely would receive no further funds from the receivables other than the servicing fees provided for in the documents governing the securitizations. These servicing fees are significantly less than the cash flows that we currently receive as holders of the retained interests. In an early amortization scenario with respect to facilities within our originated portfolio master trusts, we estimate it could take several years to repay investors, after which time we would again receive other funds from the receivables. During this intervening period, our liquidity would be negatively impacted, our financial results would suffer and we would need to obtain alternative sources of funding, which under current market conditions would be very difficult for us to do.

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable, investors and lenders under our securitization and debt facilities may be unable or unwilling to meet their contractual commitments to provide us funding, or we may be forced to rely on more expensive funding sources than those that we have today. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables.

Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. Similarly, beginning in 2007 we have not been able to obtain financing on terms as favorable as those that we previously were able to obtain, and we significantly curtailed our marketing efforts and the issuance of new cards. More recently, we have not been able to raise cash by issuing additional debt or equity or by selling a portion of our retained interests. Moreover, the existing lenders under our securitization facilities increasingly have required modifications to the terms of the facilities that would reduce advance rates and otherwise adversely impact our liquidity.  As a result, like all participants in the sub-prime market place, we continue to operate under significant liquidity constraints, which appear likely to worsen and could require us to sell assets at less than favorable prices. We have read increasing press accounts of committed investors and lenders who have been unable or unwilling to meet their contractual funding obligations, and should we directly experience such a situation, our liquidity position, financial results and financial position could be jeopardized significantly. In addition, from time to time we have had disputes with investors in our securitization facilities and lenders under our financing facilities regarding whether, for instance, we have complied fully with our servicing obligations.  We are unaware on any non-compliance on our part, and, generally, it appears that these disputes have coincided with investors’ and lenders’ desires to modify other terms of their arrangements.  A failure by us in performing our servicing obligations at the level required in the applicable documents could, among other things, entitle an investor or a lender to replace us as servicer, which would deprive us of our attendant servicing revenues, or cause an event of default under the applicable facilities.

Increases in expected losses and delinquencies may prevent us from securitizing future receivables on terms similar to those that currently are available or from obtaining favorable financing for non-securitized receivables. Greater than expected delinquencies and losses also impact our ability to complete other securitization or financing transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive, funding sources if even available. In recent months, payment rates have declined significantly and defaults correspondingly have increased or will increase. It is premature to predict the ultimate impact of these changes on our ability to securitize future receivables, particularly given that there is no active securitization market at the current time, but we do expect it to have an adverse impact.

The performance of our competitors impacts the costs of our securitizations and financing facilities. Generally speaking, investors in our securitizations also invest in our competitors’ securitizations, and lenders against our receivables also lend against our competitors’ receivables. When these investors and lenders evaluate their investments and lending arrangements, they typically do so based on overall industry performance. Thus, independent of our own performance, when our competitors perform poorly, we typically experience negative investor and lender sentiment, and the investors in our securitizations and lenders against our receivables require greater returns, particularly with respect to subordinated interests in our securitizations. In 2001, for instance, investors demanded unprecedented returns. More recently, largely because of difficulties in the sub-prime mortgage market, investors have been substantially more reluctant, if even willing, to invest and those that have been willing to invest have sought greater returns.

Rating agencies have been aggressively reducing ratings across broad segments of the consumer finance sector.  Recently, certain ratings on pools we service have been downgraded.  Rating agency actions have impacted the securitization industry and may impact our future ability to issue new debt.

Although due to conditions in the broader economic market, there currently are no securitization opportunities for us, should these opportunities return in the future, we expect investors to require higher returns. As a result, when we sell our retained interests in securitizations at that time, the total returns to buyers may be greater than the discount rates we are using to value the retained interests for purposes of our financial statements. This would result in losses for us at the time of the sales as the total proceeds from the sales would be less than the carrying amount of the retained interests in our financial statements. We also might increase the discount rates used to value all of our other retained interests, which would result in further losses. Conversely, if we sold our retained interests for total returns to investors that were less than our current discount rates, we would record income from the sales, and we potentially would decrease the rates used to value all of our other retained interests, which would result in additional income.

Our growth is dependent on our ability to add new securitization and financing facilities. We finance our receivables through securitizations and financing facilities. Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, new financing generally has been unavailable to sub-prime lenders, and the financing that has been available has been on significantly less favorable terms. As a result, beginning in the third quarter of 2007, we significantly curtailed our marketing for new credit cards in order to preserve our cash and access to financing for our most critical needs and currently are not issuing a significant number of new cards. Moreover, commencing in October 2008 we reduced credit lines and closed a significant number of accounts in response to the unavailability of financing and to reduce our risk exposure. If additional securitization and financing facilities are not available in the future on terms we consider acceptable, or if existing securitization and financing facilities are not renewed on terms as favorable as we have now or are not renewed at all, we will not be able to grow our business and it will continue to contract in size.

We may be required to pay to investors in our securitizations an amount equal to the amount of securitized receivables if representations and warranties regarding those receivables are inaccurate. The representations and warranties made to us by sellers of receivables we purchase may be inaccurate. In securitization transactions, in reliance on the representations and warranties that we have received, we make similar representations and warranties to investors and, generally speaking, if there is a breach of our representations and warranties, we could be required to pay the investors the amount of the non-compliant receivables. Thus, our reliance on a representation or warranty of a receivables seller, which proves to be false and causes a breach of one of our representations or warranties, could subject us to a potentially costly liability.

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding.

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding, the timing and extent of our marketing efforts and the success of our marketing efforts. To the extent that we have over-estimated the size or growth of our receivables or underestimated contraction of our receivables, in all likelihood we have over-estimated our future financial performance.

Intense competition for customers may cause us to lose receivables to competitors. Historically, we have faced intense competition from other providers of credit cards.  While we are not actively soliciting new accounts at the current time, we do hope to resume account growth in the future, and we would expect to lose receivables to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our ability to maintain and grow our business depends largely upon the success of our marketing efforts. Our credit card business competes with national, regional and local bank and other credit card issuers. Our other businesses have substantial competitors as well. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

Our business currently is contracting. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

•	the level of our marketing efforts;

•	the success of our marketing efforts;

•	the degree to which we lose business to competitors;

•	the level of usage of our credit products by our customers;

•	the availability of portfolios for purchase on attractive terms;

•	levels of delinquencies and charge offs;

•	the availability of funding, including securitizations, on favorable terms;

•	our ability to sell retained interests on favorable terms;

•	the level of costs of soliciting new customers;

•	our ability to employ and train new personnel;

•	our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

•	general economic and other factors beyond our control.

    We substantially eliminated our marketing efforts and have aggressively reduced credit lines and closed accounts. In addition, the general economy has been experiencing a significant downturn, which has significantly impacted not just the level of usage of our credit products by our customers but also levels of payments and delinquencies and other performance metrics. As a result, our business currently is contracting, and until market conditions reverse, we do not expect to grow our business.

 Our decisions regarding marketing have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. We decreased our marketing during 2003, although we increased our marketing in 2004 through 2006 because of our improved access to capital. Similarly, we significantly curtailed our marketing in August 2007 because of uncertainty regarding future access to capital as a result of difficulties in the sub-prime mortgage market and currently are not issuing a significant number of new cards.

Our operating expenses and our ability to effectively service our accounts are dependent on our ability to estimate the future size and general growth rate of the portfolio. Some of our servicing and vendor agreements require us to make additional payments if we overestimate the size or growth of our business. These additional payments compensate the servicers and vendors for increased staffing expenses and other costs they incur in anticipation of our growth. If we grow more slowly than anticipated, we still may have higher servicing expenses than we actually need, thus reducing our net income.

We Operate in a Heavily Regulated Industry.

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect account balances in connection with our traditional credit card business, our debt collection subsidiary’s charged-off receivables operations, and our auto finance and micro-loan activities, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations, and the operations of the issuing banks through which we originate credit products, are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices or products that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

As discussed in more detail below, in March 2006, one of our subsidiaries stopped processing and servicing micro-loans in North Carolina in settlement of a review by the North Carolina Attorney General, and also in 2006, we terminated our processing and servicing of micro-loans for third-party banks in three other states in response to a position taken in February 2006 with respect to banks generally by the FDIC.

In June 2006, we entered into an assurance agreement with the New York Attorney General in order to resolve an inquiry into our marketing and other materials and our servicing and collection practices, principally as a result of New York Personal Property Law Section 413. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of

New York and to refund certain fees to New York cardholders, which resulted in cash payments of under $2.0 million and a charge against a $5.0 million liability that we accrued for this purpose. In addition, we assured the New York Attorney General that we would not engage in certain marketing, billing, servicing and collection practices, a number of which we previously had discontinued.

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In June 2008, both of the regulators commenced actions against us and the FDIC commenced actions against two of the banks that historically have issued cards on our behalf. We settled the actions against us in December 2008. See Part I, Item 3, “Legal Proceedings,” contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

If any additional deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the FDIC, FTC or any other regulator requires us to change any of our practices, there can be no assurance that the correction of such deficiencies or violations, or the making of such changes, would not have a materially adverse effect on our financial condition, results of operations or business. In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

Increases in required minimum payment levels have impacted our business adversely. For some time, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. Prior to recent changes to our minimum payment requirements, we requested a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that was sufficient to cover over-limit, late and other fees—a minimum payment level that was designed to prevent negative amortization. However, we had historically followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they made a minimum payment of only 3% or 4% (depending upon the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, 3.8% of our U.S. accounts and 5.9% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2006. However, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, we began a review of our practices in this area during the second quarter of 2006. As a result of this review and in keeping with our goals of maintaining our consumer-friendly practices in this area, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become ninety or more days delinquent. We made several additional consumer-friendly changes in 2007 and 2008 that had the effect of reducing negative amortization, including a change in the fourth quarter of 2007 whereby we began to reverse fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization. Moreover, we modified our minimum payment requirements in some cases to require a minimum payment equal to 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle. Based on our various changes to our practices in this area, U.S. accounts representing only 0.02% of our U.S. credit card receivables were experiencing negative amortization at June 30, 2009. The changes that we have made have adversely impacted and are likely in the future to adversely impact amounts collected from cardholders and therefore our reported fee income and delinquency and charge-off statistics. Additionally, based on on-going discussions with our issuing bank partners, evolving minimum payment practices in the credit card industry, and our desire to continue to lead the industry in the application of consumer-friendly credit card practices, we may make further payment and fee-related changes in the next six to twelve months, and while it is possible that some of these changes may even be beneficial to our financial position and future results of operations, we do not yet know how these changes would affect our customers’ payment patterns and therefore us.

Adverse regulatory actions with respect to issuing banks have adversely impacted our business and could continue to do so in the future. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, two of the banks through which we traditionally have opened credit card accounts stopped opening new accounts, principally because of the FDIC and FTC investigations and litigation discussed elsewhere. In addition, Encore has refused to purchase certain receivables from one of our subsidiaries, claiming that the allegations underlying our now-settled dispute with the FTC relieve it from its obligations. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our higher priced lower-tier products), the manner in which we market them or our servicing and collection practices. We are entirely dependent on our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that will require changes to a variety of marketing, billing and collection practices. The Federal Reserve recently has adopted significant changes to a number of practices that will be effective July 2010. While our practices are in compliance with most of these proposed changes, some (e.g., limitations on the ability to assess up-front fees) could significantly impact our lower-tier products. Changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

•	we may be required to credit or refund previously collected amounts;

•	certain fees could be prohibited or restricted, which would reduce the profitability of certain accounts;

•	certain of our collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;

•	limitations on the content of marketing materials could be imposed that would result in reduced success for our marketing efforts;

•	federal and state laws may limit our ability to recover on charged-off receivables regardless of any act or omission on our part;

•	reductions in statutory limits for finance charges could require us to reduce our fees and charges;

•	some of our products and services could be banned in certain states or at the federal level;

•
federal or state bankruptcy or debtor relief laws could offer additional protections to customers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and

•	a reduction in our ability or willingness to lend to certain individuals, such as military personnel.

Material regulatory developments are likely to impact our business and results from operations and we are unable to predict the nature or magnitude of that impact.

The Retail Micro-Loans segment of our business operates in an increasingly hostile regulatory environment. Most states have specific laws regulating micro-loan activities and practices. (One form of these activities is sometimes referred to as “payday” lending.) Moreover, during the last few years, legislation has been adopted in some states that prohibits or severely restricts micro-loan cash advance services. Several state legislatures have introduced bills to restrict or prohibit “cash advance” micro-loans by limiting the amount of the advance and or reducing the allowable fees. In addition, Mississippi has sunset provisions in its laws permitting micro-loans that require renewal of the laws by the state legislature at periodic intervals. In June 2008, Ohio enacted legislation that severely curtailed the traditional form of cash advance micro-loans in that state, forcing us to seek and obtain approval for use of an alternative micro-loan product under regulatory license within the state. Although states provide the primary regulatory framework under which we conduct our micro-loan services, certain federal laws also impact our business. Moreover, future laws or regulations (at the state, federal or local level)

prohibiting micro-loan services or making them unprofitable could be passed at any time or existing micro-loan laws could expire or be amended, any of which could have a materially adverse effect on our business, results of operations and financial condition.

Additionally, state attorneys general, banking regulators and others continue to scrutinize the micro-loan industry and may take actions that could require us to cease or suspend operations in their respective states. For example, one of our subsidiaries agreed with the Attorney General of the State of North Carolina in March 2006 to stop servicing micro-loans for third-party banks, a practice that we also terminated in three other affected states based on the February 2006 FDIC action cited above. Also, a group of plaintiffs brought a series of putative class action lawsuits in North Carolina claiming, among other things, that the cash advance micro-loan activities of the defendants violate numerous North Carolina consumer protection laws. The lawsuits seek various remedies including treble damages. One of these lawsuits is pending against CompuCredit and five of our subsidiaries. If these cases are determined adversely to us, there could be significant consequences to us, including the payment of monetary damages. In the future, we also might voluntarily (or with the encouragement of a regulator) withdraw particular products from particular states, which could have a similar effect.

Negative publicity may impair acceptance of our products. Critics of sub-prime credit and micro-loan providers have in the past focused on marketing practices that they claim encourage consumers to borrow more money than they should, as well as on pricing practices that they claim are either confusing or result in prices that are too high. Consumer groups, Internet chat sites and media reports frequently characterize sub-prime lenders as predatory or abusive toward consumers and may misinform consumers regarding their rights. If these negative characterizations and misinformation become widely accepted by consumers, demand for our products and services could be adversely impacted. Increased criticism of the industry or criticism of us in the future could hurt customer acceptance of our products or lead to changes in the law or regulatory environment, either of which would significantly harm our business.

We Recently Entered Into and Have Subsequently Expanded Our Automobile Lending Activities, and These Activities Involve Risks in Addition to Those We Historically Have Faced.

Automobile lending exposes us not only to most of the risks described above but also to additional risks, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their repossession and liquidation value as collateral. In addition, one of our Auto Finance segment businesses acquires loans on a wholesale basis from used car dealers, for which we rely upon the legal compliance and credit determinations by those dealers.

The decline in automobile sales has resulted in a decline in the overall demand for automobile loans.  During 2008, sales of both new and used cars declined precipitously. While the unavailability of funding may have had a greater impact on our business, the decline in demand was consequential as well as it adversely affects the volume of our lending transactions and our recoveries of repossessed vehicles at auction. The continuation of this decline in demand will adversely impact our business.

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is extremely difficult to find lenders willing to fund our automobile lending activities. To the extent that our Auto Finance segment’s renewal or replacement facilities carry higher interest rates and lower advance rates than the funding that we historically have obtained, our growth rates will be adversely affected, we may face periods of liquidations in our Auto Finance segment receivables, and our profitability and returns on equity may be reduced. We also may not be able to renew or replace these facilities at all, in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through new and used car dealers (including JRAS, our own captive buy-here, pay-here dealer acquired in January 2007). Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors. This is particularly true with our ACC business, which stopped acquiring loans in November 2006 and began reestablishing its relationships with dealers only following our acquisition of it in February 2007.  More recently, because of market conditions, ACC again has stopped acquiring loans.

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. Our ACC business regularly repossesses automobiles and sells repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession have resulted in higher credit losses for us. Additionally, higher gasoline prices during 2008 decreased the auction value of certain types of vehicles, such as SUVs.

Repossession of automobiles entails the risk of litigation and other claims. Although we contract with reputable repossession firms to repossess automobiles on defaulted loans, it is not uncommon for consumers to assert that we were not entitled to repossess an automobile or that the repossession was not conducted in accordance with applicable law. These claims increase the cost of our collection efforts and, if correct, can result in awards against us.

We Routinely Explore Various Opportunities to Grow Our Business, to Make Investments and to Purchase and Sell Assets.

We routinely consider acquisitions of, or investments in, portfolios and other businesses as well as the sale of portfolios and portions of our business. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased and that we will not be able to produce the expected level of profitability from the acquired business or assets. Similarly, there are a number of risks attendant to sales, including the possibility that we will undervalue the assets to be sold. As a result, the impact of any acquisition or sale on our future performance may not be as favorable as expected and actually may be adverse.

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. In April 2007, we purchased a portfolio in the U.K. having a face amount of approximately £490 million ($970 million) as of the date of purchase, and as of June 30, 2009, credit card portfolio acquisitions accounted for 29.8% of our total credit card managed receivables portfolio based on our ownership percentages.

Receivables included in purchased portfolios are likely to have been originated using credit criteria different from the criteria of issuing bank partners that originate accounts on our behalf. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge-off rates than the receivables previously originated and purchased by us. These receivables also may earn different interest rates and fees as compared to other similar receivables in our receivables portfolio. These variables could cause our reported managed receivables data to fluctuate substantially in future periods making the evaluation of our business more difficult.

Any acquisition or investment that we make will involve risks different from and in addition to the risks to which our business is currently exposed. These include the risks that we will not be able to integrate and operate successfully new businesses, that we will have to incur substantial indebtedness and increase our leverage in order to pay for the acquisitions, that we will be exposed to, and have to comply with, different regulatory regimes and that we will not be able to apply our traditional analytical framework (which is what we expect to be able to do) in a successful and value-enhancing manner.

Other Risks of Our Business

We are a holding company with no operations of our own.  As a result, our cash flow and ability to service our debt is dependent upon distributions from our subsidiaries.  Our ability to service our debt is dependent upon the operating earnings of our subsidiaries.  The distribution of those earnings, or advances or other distributions of funds by those subsidiaries to us, all of which are subject to statutory and could be subject to contractual restrictions, are contingent upon the subsidiaries’ earnings and are subject to various business and debt covenant considerations.  In addition, we are considering further restructuring options, including a spin-off of one or more of our operations.

If we ever consolidate the entities that hold our receivables, there will be a number of changes to our financial statements. When we securitize receivables, they are owned by special purpose entities that are not consolidated with us for financial reporting purposes. The rules governing whether these entities are consolidated are complex and evolving and subject to periodic review. For instance, changes effective for us at the end of 2009 will require us to consolidate our securitizations as of the beginning of 2010. In addition, in the interim, we might modify how we service or securitize receivables, or propose modifications to existing securitization facilities, such that the consolidation of these entities could be required. As a result of the accounting rules changes expected to be effective for us as of January 1, 2010, cash and credit card receivables held by our securitization trusts and debt issued from those entities will be presented as assets and liabilities on our consolidated balance sheet effective on that date. Initial adoption of these new rules is expected to have a material impact on our reported financial condition. However, because we have not yet decided whether to exercise an available option under the new rules under which we would be required to value both the credit card receivables and debt outstanding within our securitization trusts at fair value, we are uncertain whether the new rules will result in materially favorable or adverse effects on our reported financial condition. If we exercise the fair value option permitted under the new rules, we expect favorable effects on our reported financial condition; whereas, if we do not exercise the fair value option, we expect adverse effects on our reported financial condition. Moreover, after adoption of these new accounting rules, we will no longer reflect our securitization trusts’ results of operations within losses on retained interests in credit card receivables securitized, but will instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes should we exercise the fair value option) with respect to the credit card receivables held within our securitization trusts; similarly, we will begin to separately report interest expense (as well as gains and/or losses associated with fair value changes should we exercise the fair value option) with respect to the debt issued from the securitization trusts. Lastly, because we will account for our securitization transactions under the new rules as secured borrowings rather than asset sales, we will begin to present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities. If we do not exercise the fair value option noted above, the rule changes are expected to be adverse for us because we would be required to consolidate our receivables and include a loan loss reserve, which likely would cause substantial reductions to our shareholders’ equity since this accounting would ignore valuable interest-only (“I/O”) strip rights inherent within the receivables.

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks. Previously we applied for permission to acquire a bank and our application was denied. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships to provide for the issuance of credit cards to our customers. Even if we obtain a bank charter, there may be restrictions on the types of credit that it may extend. Our various issuing bank agreements have scheduled expirations dates. If we are unable to extend or execute new agreements with our issuing banks at the expirations of our current agreements with them, or if our existing or new agreements with our issuing banks were terminated or otherwise disrupted, there is a risk that we would not be able to enter into agreements with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

Historically, a substantial portion of our receivables have been generated through accounts owned by Columbus Bank and Trust, which has not been originating any new accounts on our behalf for over two years and notified us that it is terminating its relationship with us. In addition, Columbus Bank and Trust has refused to provide us the portion of the proceeds that it received in connection with the Visa® and MasterCard® initial public offerings that is attributable to the accounts that it originated on our behalf. For a more complete discussion of the litigation pending between Columbus Bank and Trust and us, see Part I, Item 3, “Legal Proceedings” contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

One of our other bank partners recently was subject to actions brought by the FDIC, at least in part as a result of the programs that it operates for our benefit and is not currently issuing cards on our behalf.  For a more complete discussion of these actions, see Part I, Item 3, “Legal Proceedings” contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

We are party to substantial litigation. As more fully discussed above, we are defendants in a significant number of legal proceedings. This includes litigation relating to our relationship with Columbus Bank and Trust, arbitration with Encore, securities class action litigation resulting from the decline in our stock price, litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions that we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

We may not be able to purchase charged-off receivables at sufficiently favorable prices or terms for our debt collection operations to be successful. The charged-off receivables that are acquired and serviced (or resold) by Jefferson Capital, our debt collection subsidiary, have been deemed uncollectible and written off by the originators. Jefferson Capital seeks to purchase charged-off receivables portfolios only if it expects projected collections or prices received for sales of such charged-off receivables to exceed its acquisition and servicing costs. Accordingly, factors causing the acquisition price of targeted portfolios to increase could reduce the ratio of collections (or sales prices received) to acquisitions costs for a given portfolio, and thereby negatively affect Jefferson Capital’s profitability. The availability of charged-off receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including the continuation of the current growth and charge-off trends in consumer receivables, our ability to develop and maintain long-term relationships with key charged-off receivable sellers, our ability to obtain adequate data to appropriately evaluate the collectibility of portfolios and competitive factors affecting potential purchasers and sellers of charged-off receivables, including pricing pressures, which may increase the cost to us of acquiring portfolios of charged-off receivables and reduce our return on such portfolios.

    Additionally, sellers of charged-off receivables generally make numerous attempts to recover on their non-performing receivables, often using a combination of their in-house collection and legal departments as well as third-party collection agencies. Charged-off receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our Jefferson Capital operations.

The analytical model we use to project credit quality may prove to be inaccurate. We assess credit quality using an analytical model that we believe predicts the likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. We believe our analysis enables us to better identify consumers within the financially underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios in order to identify those that may be more valuable than the seller or other potential purchasers might recognize. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analytical model. If any of our assumptions underlying our model proves materially inaccurate or changes unexpectedly, we may not be able to achieve our expected levels of collection, and our revenues will be reduced, which would result in a reduction of our earnings.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing, and in 2008, we paid Total System Services, Inc. $43.6 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider, such as First Data Resources, Inc., which currently provides only limited account and payment processing for us. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

If we obtain a bank charter, any changes in applicable state or federal laws could adversely affect our business. From time-to-time we have explored the possibility of acquiring a bank or credit card bank. If we obtain a bank or credit card bank charter, we will be subject to the various state and federal regulations generally applicable to similar institutions, including restrictions on the ability of the banking subsidiary to pay dividends to us. We are unable to predict the effect of any future changes of applicable state and federal laws or regulations, but such changes could adversely affect the bank’s business and operations.

Internet security breaches could damage our reputation and business. As part of our growth strategy, we may expand our origination of credit card accounts over the Internet. The secure transmission of confidential information over the Internet is essential to maintaining consumer confidence in our products and services offered online. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer application and transaction data transmitted over the Internet. Security breaches could damage our reputation and expose us to a risk of loss or litigation. Moreover, consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to solicit new account holders over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online.

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we have purchased debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases are junior, including below investment grade, tranches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. Most recently, we made these investments through a subsidiary that was advised by United Capital Asset Management LLC. We recorded losses on investments in securities

(determined without regard to interest income) of $6.6 million and $70.0 million during 2008 and 2007, respectively. These losses were the result of what we believe to be a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as such, we will not have any continuing interest income or investment gains or losses associated with these particular investments.

Risks Relating to an Investment in Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the overall financing environment, which is critical to our value;

•	the operating and stock performance of our competitors and other sub-prime lenders;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our common stock and the share lending agreement.

In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock pursuant to share lending agreements or short sales transactions by purchasers of convertible notes securities, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Sales of significant amounts of our common stock or equity-related securities in the public market, including sales pursuant to share lending agreements, or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, including sales of our common stock in short sales transactions by purchasers of our convertible notes, will have on the trading price of our common stock.

We have the ability to issue preferred shares, warrants, convertible debt and other securities without shareholder approval. Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common shares, including distributions upon liquidation or dissolution. Our articles of incorporation permit our board of directors to issue preferred shares without first obtaining shareholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to the common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

Our executive officers, directors and parties related to them, in the aggregate, control a majority of our voting stock and may have the ability to control matters requiring shareholder approval. Our executive officers, directors and parties related to them own a large enough stake in us to have an influence on, if not control of, the matters presented to shareholders. As a result, these shareholders may have the ability to control matters requiring shareholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets and the control of our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change of control of us, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

Note Regarding Risk Factors

The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual shareholders meeting on May 7, 2009.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the board’s solicitation.  The matter submitted to a vote and the results thereof are set forth below.

(1)	Proposal to elect nine directors to hold office for a term of one year and until their respective successors are duly elected and qualified.

Nominee	For	Withheld
David G. Hanna	45,723,631	467,259
Richard W. Gilbert	45,826,998	363,892
Richard R. House, Jr.	45,815,420	375,470
Gregory J. Corona	45,816,826	374,064
Frank J. Hanna, III	45,783,368	407,522
Deal W. Hudson	45,755,393	435,497
Mack F. Mattingly	45,822,807	368,083
Nicholas B. Paumgarten	45,829,161	361,729
Thomas G. Rosencrants	45,724,748	466,142

We held a special meeting of shareholders on June 29, 2009.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the board’s solicitation.  The matter submitted to a vote and the results thereof are set forth below.

(1)	Proposal to approve the holding company reorganization to be effected pursuant to the Agreement and Plan of Merger dated June 2, 2009.

For	Against	Abstained	Broker Non-votes
36,741,945	15,799	17,736	—

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from Holding’s SEC filings unless otherwise indicated:

3.1	Amended and Restated Bylaws of CompuCredit Holdings Corporation	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT HOLDINGS CORPORATION

August 10, 2009	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)