Form 10-Q
period 2009-09-30
CompuCredit Holdings Corp
filed 2009-11-09
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

For the quarterly period ended September 30, 2009

of

COMPUCREDIT HOLDINGS CORPORATION
a Georgia Corporation

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

As of October 31, 2009, 47,730,451 shares of Common Stock, no par value, of CompuCredit Holdings Corporation were outstanding. (This excludes 2,252,388 loaned shares to be returned.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30, 2009	December 31, 2008
		(as adjusted)
Assets
Cash and cash equivalents (including restricted cash of $3,639 at September 30, 2009 and $19,913 at December 31, 2008)	$119,595	$94,428
Securitized earning assets	122,107	813,793
Non-securitized earning assets, net:
Loans and fees receivable, net (of $17,440 and $24,757 in deferred revenue and $59,340 and $55,753 in allowances for uncollectible loans and fees receivable at September 30, 2009 and December 31, 2008, respectively)	307,109	340,734
Investments in previously charged-off receivables	29,854	47,676
Investments in securities	3,151	4,678
Deferred costs, net	5,202	6,161
Property at cost, net of depreciation	35,439	48,297
Investments in equity-method investees	19,152	53,093
Intangibles, net	3,030	4,547
Goodwill	43,413	59,129
Prepaid expenses and other assets	41,420	52,575
Total assets	$729,472	$1,525,111
Liabilities
Accounts payable and accrued expenses	$83,601	$120,235
Notes payable and other borrowings	60,889	199,939
Convertible senior notes (Note 9)	307,153	299,834
Deferred revenue	1,991	23,492
Current and deferred income tax liabilities	21,695	134,754
Total liabilities	475,329	778,254

Commitments and contingencies (Note 11)

Equity
Common stock, no par value, 150,000,000 shares authorized: 58,639,531 shares issued and 49,982,839 shares outstanding at September 30, 2009 (including 2,252,388 loaned shares to be returned); and 59,947,301 shares issued and 51,213,385 shares outstanding at December 31, 2008 (including 3,651,069 loaned shares to be returned)	—	—
Additional paid-in capital	524,338	522,571
Treasury stock, at cost, 8,656,692 and 8,733,916 shares at September 30, 2009 and December 31, 2008, respectively	(220,375)	(222,310)
Accumulated other comprehensive loss	(32,572)	(31,431)
Retained (deficit) earnings	(33,123)	453,149
Total shareholders’ equity (Note 2)	238,268	721,979
Noncontrolling interests (Note 2)	15,875	24,878
Total equity	254,143	746,857
Total liabilities and equity (Note 2)	$729,472	$1,525,111

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Interest income:
Consumer loans, including past due fees	$17,987	$23,556	$56,755	$71,338
Other	325	971	906	4,444
Total interest income	18,312	24,527	57,661	75,782
Interest expense	(9,465)	(12,619)	(29,675)	(39,558)
Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	8,847	11,908	27,986	36,224
Fees and related income on non-securitized earning assets	58,890	42,478	142,462	146,629
Provision for loan losses	(16,712)	(16,700)	(47,520)	(52,585)
Net interest income, fees and related income on non-securitized earning assets	51,025	37,686	122,928	130,268
Other operating (loss) income:
(Loss) gain on securitized earning assets	(216,416)	4,238	(530,130)	(13,830)
Servicing income	21,999	44,537	92,873	137,691
Ancillary and interchange revenues	4,028	14,401	15,255	45,532
Gain on repurchase of convertible senior notes	—	—	160	13,728
Gain on buy-out of equity-method investee members	—	—	20,990	—
Equity in (loss) income of equity-method investees	(2,170)	1,674	(12,185)	17,130
Total other operating (loss) income	(192,559)	64,850	(413,037)	200,251
Other operating expense:
Salaries and benefits	12,182	16,407	40,257	53,094
Card and loan servicing	55,930	65,188	166,680	212,301
Marketing and solicitation	4,418	8,754	12,472	41,653
Depreciation	4,520	8,351	16,161	25,621
Goodwill impairment	—	29,164	20,000	29,164
Other	22,840	27,800	73,343	92,297
Total other operating expense	99,890	155,664	328,913	454,130
Loss from continuing operations before income taxes	(241,424)	(53,128)	(619,022)	(123,611)
Income tax benefit	2,791	20,571	123,381	42,460
Loss from continuing operations	(238,633)	(32,557)	(495,641)	(81,151)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,925)	(6,599)	(9,101)
Income tax benefit	—	674	2,310	3,186
Loss from discontinued operations	—	(1,251)	(4,289)	(5,915)
Net loss	(238,633)	(33,808)	(499,930)	(87,066)
Net (income) loss attributable to noncontrolling interests	(778)	30	13,658	(1,471)
Net loss attributable to controlling interests	$(239,411)	$(33,778)	$(486,272)	$(88,537)
Loss from continuing operations attributable to controlling interests per common share—basic	$(5.02)	$(0.68)	$(10.11)	$(1.74)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(5.02)	$(0.68)	$(10.11)	$(1.74)
Loss from discontinued operations attributable to controlling interests per common share—basic	$—	$(0.03)	$(0.09)	$(0.12)
Loss from discontinued operations attributable to controlling interests per common share—diluted	$—	$(0.03)	$(0.09)	$(0.12)
Net loss attributable to controlling interests per common share—basic	$(5.02)	$(0.71)	$(10.20)	$(1.86)
Net loss attributable to controlling interests per common share—diluted	$(5.02)	$(0.71)	$(10.20)	$(1.86)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statement of Equity (Unaudited)
For the Nine months Ended September 30, 2009
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Noncontrolling Interests	Comprehensive Loss	Total Equity
Balance at December 31, 2008 (as adjusted)	59,947,301	$—	$522,571	$(222,310)	$(31,431)	$453,149	$24,878	$—	$746,857
Use of treasury stock for stock-based compensation plans	(114,898)	—	(2,054)	2,054	—	—	—	—	—
Issuance of restricted stock	205,809	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	6,738	—	—	—	—	—	6,738
Purchase of treasury stock	—	—	—	(119)	—	—	—	—	(119)
Tax effects of stock-based compensation plans	—	—	(1,321)	—	—	—	—	—	(1,321)
Settlement of contingent earn-out as referenced in Note 10, “Goodwill and Intangible Assets”	—	—	(1,596)	—	—	—	5,431	—	3,835
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(774)	—	(774)
Retired shares	(1,398,681)	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(486,272)	(13,658)	(499,930)	(499,930)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,141)	—	(2)	(1,143)	(1,143)
Comprehensive loss	—	—	—	—	—	—	—	$(501,073)	—
Balance at September 30, 2009	58,639,531	$—	$524,338	$(220,375)	$(32,572)	$(33,123)	$15,875		$254,143

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Net loss	$(238,633)	$(33,808)	$(499,930)	$(87,066)
Other comprehensive loss:
Foreign currency translation adjustment	(2,484)	(15,993)	10,763	(16,272)
Income tax benefit (expense) related to other comprehensive loss	1	4,502	(11,906)	4,598
Comprehensive loss	(241,116)	(45,299)	(501,073)	(98,740)
Comprehensive (income) loss attributable to noncontrolling interests	(778)	29	13,660	(1,476)
Comprehensive loss attributable to controlling interests	$(241,894)	$(45,270)	$(487,413)	$(100,216)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2009	2008
		(as adjusted)
Operating activities
Net loss	$(499,930)	$(87,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	16,202	25,756
Impairment of goodwill	23,483	30,296
Provision for loan losses	48,212	53,792
Amortization and impairment of intangibles	1,518	1,840
Accretion of deferred revenue	(21,500)	(11,583)
Stock-based compensation expense	6,738	7,499
Retained interests adjustments, net	960,764	451,264
Unrealized loss on debt and equity securities classified as trading securities	—	1,950
Gain on repurchase of convertible senior notes	(160)	(13,728)
Interest expense accreted on convertible senior notes	7,572	7,570
Gain on buy-out of equity-method investee members	(20,990)	—
Income in excess of distributions from equity-method investments	—	(20)
Changes in assets and liabilities, exclusive of business acquisitions:
Net (increase) decrease in valuation of debt, equity and U.S. government securities classified as trading securities	(309)	18,217
Decrease in uncollected fees on non-securitized earning assets	6,870	11,411
Decrease in deferred costs	958	1,799
(Decrease) increase in income tax liability	(126,208)	41,524
Increase in deferred revenue	—	1,914
Decrease (increase) in prepaid expenses	6,177	(25,972)
Decrease in accounts payable and accrued expenses	(34,721)	(39,667)
Other	4,566	(10,248)
Net cash provided by operating activities	379,242	466,548
Investing activities
Purchase of third-party interest in equity-method investee	(19,542)	—
Proceeds from equity-method investees	53,483	9,506
Investments in securitized earning assets	(448,544)	(1,358,460)
Proceeds from securitized earning assets	209,695	1,023,686
Investments in non-securitized earning assets	(711,248)	(925,405)
Proceeds from non-securitized earning assets	709,233	820,963
Acquisition of assets	(621)	—
Purchases and development of buildings, software, furniture, fixtures and equipment, net of disposals	(2,444)	(6,865)
Net cash used in investing activities	(209,988)	(436,575)
Financing activities
Noncontrolling interests distributions, net	(774)	(4,880)
Proceeds from exercise of stock options	—	74
Purchase of treasury stock	(119)	(564)
Purchase of noncontrolling interest	(1,096)	—
Proceeds from borrowings	52,897	88,376
Repayment of borrowings	(195,755)	(129,402)
Net cash used in financing activities	(144,847)	(46,396)
Effect of exchange rate changes on cash	760	(1,739)
Net increase (decrease) in cash	25,167	(18,162)
Cash and cash equivalents at beginning of period	94,428	137,526
Cash and cash equivalents at end of period	$119,595	$119,364
Supplemental cash flow information
Cash paid for interest	$23,284	$22,699
Net cash paid for (refunds of) income taxes	$131	$(87,094)
Supplemental non-cash information
Notes payable associated with capital leases	$1,011	$6,839
Issuance of stock options and restricted stock	$1,129	$6,989
See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009

1.	Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on securitized receivables, significantly affect our reported loss on retained interests in credit card receivables securitized (which is a component of loss on securitized earning assets on our condensed consolidated statements of operations) and the reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of what our results will be for the year ending December 31, 2009.

We have reclassified certain amounts in our prior period condensed consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Our prior year reclassifications include those required for the retrospective application of two new accounting pronouncements that are first effective for us under GAAP in our 2009 consolidated financial statements—specifically, a pronouncement that resulted in the reclassification of our prior liability for minority interests to a new noncontrolling interests component of total equity and a pronouncement that resulted in reclassifications of consolidated balance sheet balances from deferred loan costs and convertible senior notes to additional paid-in capital and in associated reclassifications among retained earnings and deferred tax liabilities. Retrospective application of this latter pronouncement also had the effect of increasing interest expense and, accordingly, decreasing net income within our condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

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

Restricted Cash

Restricted cash as of September 30, 2009 includes (1) certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to noteholders under our debt facilities and (2) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

Non-Securitized Earning Assets, Net

The components of non-securitized earning assets, net, on our condensed consolidated balance sheets include (1) loans and fees receivable, net, (2) investments in previously charged-off receivables and (3) investments in securities.

Loans and Fees Receivable, Net.  Loans and fees receivable, net, currently consists of receivables associated with our retail and Internet micro-loan activities, our auto finance business and credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Roll-forward of accretable yield:
Balance at beginning of period	$(10,923)	$(20,363)	$(15,934)	$(28,737)
Impairment of accretable yield	—	—	(404)	—
Accretion of yield	2,212	3,506	7,627	11,880
Balance at end of period	$(8,711)	$(16,857)	$(8,711)	$(16,857)

Acquired loans and fees receivable subject to accretable yield accounting rules:
Carrying amount of loans and fees receivable at acquisition date	$160,592
Carrying amount of loans and fees receivable at September 30, 2009	$43,976
Gross loans and fees receivable balance at acquisition date	$191,976
Gross loans and fees receivable balance at September 30, 2009	$50,220

A roll-forward of the components of loans and fees receivable, net (in millions) between our December 31, 2008 and September 30, 2009 consolidated balance sheet dates is as follows:

	Balance at December 31, 2008	Additions	Subtractions	Balance at September 30, 2009
Loans and fees receivable, gross	$421.3	$765.3	$(802.8)	$383.8
Deferred revenue	(24.8)	(51.5)	58.9	(17.4)
Allowance for uncollectible loans and fees receivable	(55.8)	(47.5)	44.0	(59.3)
Loans and fees receivable, net	$340.7	$666.3	$(699.9)	$307.1

As of September 30, 2009, the weighted average remaining accretion period for the $17.4 million of deferred revenue reflected in the above table was 22.6 months.

A roll-forward of our allowance for uncollectible loans and fees receivable (in millions) during each of the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$(56.7)	$(55.7)	$(55.8)	$(51.5)
Provision for loan losses	(16.7)	(16.7)	(47.5)	(52.6)
Charge offs	15.0	21.2	47.8	57.9
Recoveries	(0.9)	(1.5)	(3.8)	(6.5)
Balance at end of period	$(59.3)	$(52.7)	$(59.3)	$(52.7)

Investments in Previously Charged-Off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Unrecovered balance at beginning of period	$59,271	$47,676
Acquisitions of defaulted accounts	8,776	40,427
Cash collections	(54,668)	(82,889)
Cost-recovery method income recognized on defaulted accounts (included within fees and related income on non-securitized earning assets on our consolidated statements of operations) (1)	16,475	24,640
Unrecovered balance at end of period	$29,854	$29,854
Estimated remaining collections (“ERC”)	$86,946	$86,946

(1) Amount includes $21.2 million in accretion associated with the culmination of the Encore forward flow agreement.

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

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between twenty-four and thirty-six months for normal delinquency charged-off accounts and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting 37.7% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

In 2005, our Investment in Previously Charged-off Receivables segment entered into a forward flow contract to sell previously charged-off receivables to a subsidiary of Encore Capital Group, Inc. (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which we refer, “Encore”). On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the contract (based upon then-outstanding allegations made by the Federal Trade Commission (“FTC”)). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties proceeded to resolve these disputes through arbitration. Immediately prior to the arbitration panel hearing in the third quarter of 2009, we settled our outstanding disputes with Encore. The settlement resulted in the recognition of the remaining $21.2 million in deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net gain of $11.0 million which is reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

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
	As of September 30, 2009	As of December 31, 2008
Held to maturity:
Investments in debt securities of equity-method investees	$2,549	$4,385
Trading:
Investments in equity securities	602	293
Total investments in securities	$3,151	$4,678

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. We expense these amounts once services have been performed or marketing efforts have been undertaken. Also included are (1) various deposits (totaling $11.1 million as of September 30, 2009) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $6.9 million as of September 30, 2009 associated with our ongoing servicing efforts in the United Kingdom), (2) vehicle inventory held by our buy-here, pay-here auto dealerships that we expense as cost of goods sold (within fees and related income on non-securitized earning assets on our consolidated statements of operations) as we earn associated sales revenues, and (3) a $10.0 million deposit at a former third-party issuing bank partner (Columbus Bank and Trust Company) which is the subject of broader outstanding litigation between Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) and us. See Note 11, “Commitments and Contingencies,” for additional information regarding this outstanding litigation.

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

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, the United Kingdom, and the Netherlands. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2006. Currently, we are under audit by various jurisdictions for various years, including the Internal Revenue Service for the 2007 tax year. Although the audits have not been concluded, we do not expect any changes to the tax liabilities reported in those years. If any such changes arise, however, we do not expect them to be material.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $2.0 million and $0.7 million and $2.1 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2009 and September 30, 2008, respectively.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such a reduction in the amount of $1.8 million in the three months ended September 30, 2009, related to the closing of the statute of limitations for our 2005 U.S. federal income tax return.

Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were 1.2% and 20.1% for the three and nine months ended September 30, 2009, compared to 38.6% and 34.4% for the three and nine months ended September 30, 2008. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions or changes in law between these periods, and the variations in effective tax rates between these periods are substantially related to the effects of $85.1 million and $95.8 million in valuation allowances provided against income statement-oriented U.S. federal deferred tax assets during the three and nine months ended September 30, 2009, respectively. As computed without regard to the effects of all U.S. federal, state, local and foreign tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax rates would have been 36.4% and 35.4% for the three and nine months ended September 30, 2009, respectively, and 39.1% and 34.6% for the three and nine months ended September 30, 2008, respectively.

In addition to the U.S. federal, state, local and foreign tax valuation allowances taken against income statement-oriented deferred tax assets in the three and nine months ended September 30, 2009, we provided a $0.3 million and $9.3 million valuation allowance against U.S. federal deferred tax assets related to the accumulated other comprehensive loss component within consolidated shareholders’ equity in the three and nine months ended September 30, 2009.

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

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Retail micro-loan fees	$19,393	$16,177	$52,635	$51,384
Internet micro-loan fees	18,636	12,362	45,528	30,132
Fees on lower-tier credit card receivables while held on balance sheet	—	960	—	6,363
Income on investments in previously charged-off receivables (including income associated with the settlement of our dispute with Encore)	16,475	4,892	24,640	34,718
Gross profit on auto sales	4,274	7,355	17,883	25,362
Gains (losses) on investments in securities	146	(276)	309	(6,527)
Other	(34)	1,008	1,467	5,197
Total fees and related income on non-securitized earning assets	$58,890	$42,478	$142,462	$146,629

Loss on Securitized Earning Assets

Loss on securitized earning assets is the net of (1) securitization gains, (2) losses on retained interests in credit card receivables securitized and (3) returned-check, cash advance and certain other fees associated with our securitized credit card receivables, both of which are detailed (in thousands) in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Securitization gain	$113,961	$—	$113,961	$—
Loss on retained interests in credit card receivables securitized	(334,035)	(3,571)	(657,869)	(37,409)
Fees on securitized receivables	3,658	7,809	13,778	23,579
Total (loss) gain on securitized earning assets	$(216,416)	$4,238	$(530,130)	$(13,830)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued new rules providing that at the date of issuance, a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost shall be amortized using the effective interest method over the life of the financing arrangement as interest cost.  The new rules also provide that the loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculations.  These new rules are effective for fiscal years, and interim periods within those years, beginning after December 15, 2009 and are to be applied retrospectively to all arrangements outstanding on the effective date. We currently are assessing the impact of this development on the convertible senior notes that we issued in November 2005.

In June 2009, the FASB issued new accounting rules that, in addition to requiring certain new securitization and structured financing-related disclosures that have been incorporated into our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009, are expected to result in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result, cash and credit card receivables held by our securitization trusts and debt issued from those entities will be presented as assets and liabilities on our consolidated balance sheet effective on that date. Initial adoption of these new accounting rules is expected to have a material impact on our reported financial condition. However, because we have not yet decided whether to exercise an available option under these rules under which we would be required to value both the credit card receivables and debt outstanding within our securitization trusts at fair value, we are uncertain whether our adoption of the new rules will result in materially favorable or adverse effects on our reported financial condition. If we exercise the fair value option permitted under the new rules, we expect favorable effects on our reported financial condition; whereas, if we do not exercise the fair value option, we expect adverse effects on our reported financial condition. Moreover, after adoption of these new rules, we will no longer reflect our securitization trusts’ results of operations within losses on retained interests in credit card receivables securitized, but will instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes should we exercise the fair value option) with respect to the credit card receivables held within our securitization trusts; similarly, we will begin to separately report interest expense (as well as gains and/or losses associated with fair value changes should we exercise the fair value option) with respect to the debt issued from the securitization trusts. Lastly, because we will account for our securitization transactions under these new accounting rules as secured borrowings rather than asset sales, we will begin to present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities.

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

Also in June 2008, the FASB issued new rules addressing whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in previously issued accounting rules.  These new rules were effective for us January 1, 2009, and all prior period earnings per share data presented in financial statements have been adjusted retrospectively to conform to the new rules.  See Note 12, “Net Loss Attributable to Controlling Interests Per Common Share,” for further information regarding the computation of earnings per share.

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

The following details (in thousands, except for per share data) the effects of retrospective application of the new accounting rules concerning Instrument C convertible debt and noncontrolling interests:

	As originally reported	Retrospective application of Instrument C convertible debt rules	Retrospective application of noncontrolling interests rules	As adjusted
Additional paid-in capital (as of December 31, 2008)	$413,857	$108,714	$—	$522,571
Retained earnings (as of December 31, 2008)	$505,728	$(52,579)	$—	$453,149
Total equity (as of December 31,2008)	$665,844	$56,135	$24,878	$746,857
Loss from continuing operations (for the three months ended September 30, 2008) (1)	$(31,001)	$(1,526)	$(30)	$(32,557)
Net loss (for the three months ended September 30, 2008)	$(32,252)	$(1,526)	$(30)	$(33,808)
Loss from continuing operations attributable to controlling interests per common share (for the three months ended September 30, 2008)—basic (1)	$(0.65)	$(0.03)	$—	$(0.68)
Loss from continuing operations attributable to controlling interests per common share (for the three months ended September 30, 2008)—diluted (1)	$(0.65)	$(0.03)	$—	$(0.68)
Net loss attributable to controlling interests per common share (for the three months ended September 30, 2008)—basic	$(0.68)	$(0.03)	$—	$(0.71)
Net loss attributable to controlling interests per common share (for the three months ended September 30, 2008)—diluted	$(0.68)	$(0.03)	$—	$(0.71)
Loss from continuing operations (for the nine months ended September 30, 2008) (1)	$(68,789)	$(13,833)	$1,471	$(81,151)
Net loss (for the nine months ended September 30, 2008)	$(74,704)	$(13,833)	$1,471	$(87,066)
Loss from continuing operations attributable to controlling interests per common share (for the nine months ended September 30, 2008)—basic (1)	$(1.45)	$(0.29)	$—	$(1.74)
Loss from continuing operations attributable to controlling interests per common share (for the nine months ended September 30, 2008)—diluted (1)	$(1.45)	$(0.29)	$—	$(1.74)
Net loss attributable to controlling interests per common share (for the nine months ended September 30, 2008)—basic	$(1.57)	$(0.29)	$—	$(1.86)
Net loss attributable to controlling interests per common share (for the nine months ended September 30, 2008)—diluted	$(1.57)	$(0.29)	$—	$(1.86)

(1) Prior period “As originally reported” amounts have been restated to report the impact of discontinued operations.

3.      Discontinued Operations

In May 2009, we discontinued our Retail Micro-Loans segment’s Arkansas operations based on regulatory opposition we faced within that state; as such, our Arkansas retail micro-loan results of operations have been classified as discontinued operations for all periods presented. Reflecting both our discontinued Arkansas operations, as well as those of other Retail Micro-Loan segment states that we discontinued in prior reporting periods, the components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009		2008
Net interest income, fees and related income on non-securitized earning assets	$—	$3,886		$1,684	$11,533
Other operating expense	—	5,811		2,021	18,731
Loss upon closure/sale	—	—		2,779	771
Goodwill impairment	—	—		3,483	1,132
Loss before income taxes	—	(1,925)		(6,599)	(9,101)
Income tax benefit	—	674		2,310	3,186
Net loss	$—	$(1,251)	$	(4,289)	$(5,915)

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

Three Months Ended September 30, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(7,268)	$16,585	$17,311	$11,132	$13,265	$51,025
Total other operating (loss) income	$(192,727)	$83	$—	$85	$—	$(192,559)
(Loss) income from continuing operations before income taxes	$(254,564)	$7,041	$4,369	$(1,518)	$3,248	$(241,424)
Loss from discontinued operations before income taxes	$—	$—	$—	$—	$—	$—
Loans and fees receivable, gross	$15,698	$—	$37,350	$300,551	$30,290	$383,889
Loans and fees receivable, net	$12,277	$—	$32,007	$242,221	$20,604	$307,109
Total assets	$298,351	$31,700	$68,747	$268,179	$62,495	$729,472

Three Months Ended September 30, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(6,546)	$4,927	$12,735	$18,054	$8,516	$37,686
Total other operating income	$64,686	$64	$—	$100	$—	$64,850
(Loss) income from continuing operations before income taxes	$(23,072)	$(781)	$9	$(30,529)	$1,245	$(53,128)
Loss from discontinued operations before income taxes	$—	$—	$(1,628)	$—	$(297)	$(1,925)
Loans and fees receivable, gross	$4,189	$—	$35,858	$380,920	$20,797	$441,764
Loans and fees receivable, net	$4,022	$—	$29,809	$311,843	$14,957	$360,631
Total assets	$1,124,687	$46,705	$97,507	$359,762	$70,064	$1,698,725

Nine Months Ended September 30, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(19,152)	$24,533	$45,803	$39,130	$32,614	$122,928
Total other operating (loss) income	$(413,664)	$138	$—	$488	$1	$(413,037)
(Loss) income from continuing operations before income taxes	$(609,354)	$(2,336)	$(13,258)	$(5,653)	$11,579	$(619,022)
Loss from discontinued operations before income taxes	$—	$—	$(6,599)	$—	$—	$(6,599)
Loans and fees receivable, gross	$15,698	$—	$37,350	$300,551	$30,290	$383,889
Loans and fees receivable, net	$12,277	$—	$32,007	$242,221	$20,604	$307,109
Total assets	$298,351	$31,700	$68,747	$268,179	$62,495	$729,472

Nine Months Ended September 30, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(19,802)	$34,958	$43,660	$53,723	$17,729	$130,268
Total other operating income	$199,453	$502	$—	$296	$—	$200,251
(Loss) income from continuing operations before income taxes	$(111,051)	$18,509	$6,417	$(35,051)	$(2,435)	$(123,611)
Loss from discontinued operations before income taxes	$—	$—	$(7,855)	$—	$(1,246)	$(9,101)
Loans and fees receivable, gross	$4,189	$—	$35,858	$380,920	$20,797	$441,764
Loans and fees receivable, net	$4,022	$—	$29,809	$311,843	$14,957	$360,631
Total assets	$1,124,687	$46,705	$97,507	$359,762	$70,064	$1,698,725

5.    Treasury Stock Transactions

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 3,254 and 114,898 during the three and nine months ended September 30, 2009 at gross costs of $0.06 million and $2.1 million, respectively, in satisfaction of restricted stock vestings. We also effectively purchased shares totaling 786 and 37,674 during the three and nine months ended September 30, 2009 at a gross cost of $3,875 and $118,895, respectively, by having employees who were vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

6.    Investments in Equity-Method Investees

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of September 30, 2009	As of December 31, 2008
Securitized earning assets	$51,937	$116,510
Total assets	$54,449	$118,962
Total liabilities	$1,449	$1,967
Members’ capital	$53,000	$116,995

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net interest income, fees and related income on non-securitized earning assets	$—	$—	$—	$1
Fees and related (loss) income on securitized earning assets	$(6,230)	$835	$(37,241)	$34,066
Total other operating (loss) income	$(5,315)	$2,973	$(33,920)	$40,839
Net (loss) income	$(5,892)	$2,418	$(28,892)	$38,067

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

7.     Securitizations and Structured Financings

As of September 30, 2009, substantially all of our credit card receivables had been sold to securitization trusts. Within this Report, we refer to such transfers of financial assets to off-balance-sheet securitization trusts as “securitizations,” as contrasted with our use of the term “structured financings” to refer to non-recourse, on-balance-sheet debt financings.

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

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Gross amount of receivables securitized at period end	$1,671,930	$2,912,102	$1,671,930	$2,912,102
Proceeds from new transfers of financial assets to securitization trusts	$90,601	$384,827	$395,330	$1,134,754
Proceeds from collections reinvested in revolving-period securitizations	$106,872	$341,817	$382,334	$1,131,716
Excess cash flows received on retained interests	$24,893	$49,951	$80,377	$139,785
Securitization gain	$113,961	$—	$113,961	$—
Loss on retained interests in credit card receivables securitized	(334,035)	(3,571)	(657,869)	(37,409)
Fees on securitized receivables	3,658	7,809	13,778	23,579
Total (loss) income on securitized earning assets	$(216,416)	$4,238	$(530,130)	$(13,830)

The $114.0 million securitization gain in the above table results from our purchase of $264.0 million of securitization facility notes for $150.0 million (including associated transaction costs) and their subsequent cancellation.

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

In general, absent an early amortization event, the cash flows are then distributed to us as servicer in the amounts of our contractually negotiated servicing fees, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that becomes due and payable, and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to us on our retained interests.

In the event of early amortization of the facilities within a securitization trust, the cash flows generally are distributed to the servicer in the amounts of its contractually negotiated servicing fees, to the investors as interest on their outstanding notes and to the investors to repay their outstanding notes. As such, upon early amortization of securitization facilities, a holder of residual interests in a securitization trust does not receive cash flows from the securitization trust to fund new cardholder purchases or as payments on its retained interests. In the third quarter of 2009, we concluded, based on worsening collections on the receivables underlying our upper and lower-tier originated portfolio master trusts, that a buyer of our residual interests in the securitization trusts would likely discount the price that they would pay for the residual interests to reflect the risk that the securitization facilities could soon enter early amortization status. Accordingly, our September 30, 2009 calculations of the fair value of our retained interests in these securitization trusts reflect this early amortization assumption, under which our receipt of cash flows would be delayed materially until the underlying securitization facilities were completely repaid. Our use of this early amortization assumption in our fair value computations (especially when coupled with worsening cardholder payment performance expectations) caused a material decline in the fair value of our retained interests in credit card receivables securitized in the third quarter of 2009.

As suggested above, we carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheets, and because we classify them as trading securities and have made a fair value election with respect to them, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions (including, for example, the early amortization assumption mentioned above).

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

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	September 30, 2009	June 30, 2009	December 31, 2008
I/O strip	$43,142	$134,384	$132,360
Accrued interest and fees	16,978	13,887	22,723
Net servicing liability	(48,347)	(23,008)	(10,670)
Amounts due from securitization	5,999	54,929	12,369
Fair value of retained interests	106,120	292,641	659,156
Issuing bank partner continuing interests	(1,785)	(1,467)	(2,145)
Securitized earning assets	$122,107	$471,366	$813,793

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

Reflected within servicing income on our consolidated statements of operations are servicing income (fees) we have received from both our securitization trusts and equity-method investees that have contracted with us to service their assets. The servicing fees received exclusively from our securitization trusts were $17.9 million and $78.8 million for the three and nine months ended September 30, 2009, respectively, and $38.7 million, and $119.0 million for the three and nine months ended September 30, 2008, respectively. Changes in our net servicing liability for each financial reporting period presented are summarized (in millions) in the following table:

	For the Three Months Ended
	September 30, 2009	December 31, 2008	September 30, 2008
Net servicing liability at beginning of period	$23.0	$6.4	$18.6
Changes in fair value of net servicing liability due to changes in valuations inputs, including receivables levels within securitization trusts, length of servicing period, servicing costs and changes in servicing compensation rates (including an assumed 0.0% servicing compensation rate once debt holders have been repaid in an early amortization scenario that we first used in our retained interests fair value computations in the three months ended September 30, 2009)	25.3	4.3	(12.1)
Balance at end of period	$48.3	$10.7	$6.5

Changes in any of the assumptions used to value our retained interests in our securitizations can materially affect our fair value estimates. Case in point is our assumption change made in the three months ended September 30, 2009, wherein we have concluded that a buyer of the residual interests that we hold in our upper and lower-tier originated portfolio master trust securitization facilities would likely discount its purchase price for such residual interests to reflect the risks that the facilities could enter early amortization status in the near future, thereby significantly delaying the buyer’s receipt of cash upon a purchase of such residual interests until all underlying securitization facilities were completely repaid.

Other key assumptions we have used to estimate the fair value of our retained interests in the credit card receivables securitized are presented (as weighted averages) below:

	As of September 30, 2009	As of December 31, 2008	As of September 30, 2008
Net collected yield (annualized)	24.8%	38.7%	33.8%
Principal payment rate (monthly)	2.6%	4.2%	4.9%
Expected principal credit loss rate (annualized)	23.1%	20.8%	15.9%
Residual cash flows discount rate	26.5%	22.6%	22.6%
Servicing liability discount rate	14.0%	14.0%	14.0%
Life (in months) of securitized credit card receivables	38.5	23.8	20.4

The trending decrease in our net collected yield and principal payment rates is a product of both (1) a general decline in payments being made by consumers and the expectation that this trend will continue and worsen and (2) a reduction in the relative mix of our lower-tier credit card receivables, which have higher yields and charge offs than our more traditionally securitized upper-tier credit card receivables. Also contributing to trending lower net collected yield assumptions are (1) the adverse effects of recent account closure actions for substantially all remaining credit card accounts on annual, monthly maintenance and certain other recurring types of credit card fees associated with open credit card accounts, (2) fee credit programs we have used at increasing levels to encourage consumers to make payments at higher levels within a distressed economy and (3) elevated late stage delinquencies and the expectation that these delinquencies will continue (i.e., as we do not assess fees and finance charge billings for credit card receivables in the later stages of delinquency). The increase in the expected principal credit loss rate at September 30, 2009 relative to December 31, 2008 reflects increased expected charge offs as a result of recent account closure actions and a significantly worsening employment outlook.

The increase in the September 30, 2009 residual cash flows discount rate relative to December 31, 2008 and September 30, 2008 reflects a decline in our overall collateral enhancement levels, which has resulted from a change in mix of the managed receivables underlying our securitization trusts toward receivables that serve as collateral to support draws that have been made against our highest advance rate securitization facility within our upper-tier originated portfolio master trust. Also adversely affecting our September 30, 2009 residual cash flows discount rate is an assumption that investors within certain of our securitization trusts will require higher returns (i.e., wider spreads above the one-month LIBOR interest rate index applicable in most of our securitizations) based on second quarter 2009 credit rating agency downgrades of several of our securitization trust bonds (in the case of certain of our securitization trusts to below investment grade for every tranche of the trusts’ outstanding bonds). Our retained interests valuation models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, with lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns, and with higher levels of collateral enhancement (and hence lower investment risk), investors in securitization structure residual interests will require lower investment returns.

The following illustrates the hypothetical effect on the September 30, 2009 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key quantitative valuation assumptions:

Assumptions and valuation effects of changes thereto
Net collected yield (annualized)	24.8%
Impact on fair value of 10% adverse change	$(30,459)
Impact on fair value of 20% adverse change	$(60,880)
Payment rate (monthly)	2.6%
Impact on fair value of 10% adverse change	$(29,161)
Impact on fair value of 20% adverse change	$(56,335)
Expected principal credit loss rate (annualized)	23.1%
Impact on fair value of 10% adverse change	$(28,230)
Impact on fair value of 20% adverse change	$(59,043)
Residual cash flows discount rate	26.5%
Impact on fair value of 10% adverse change	$(11,831)
Impact on fair value of 20% adverse change	$(22,407)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(1,719)
Impact on fair value of 20% adverse change	$(3,342)

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

	September 30, 2009	June 30, 2009	December 31, 2008
Total managed principal balance	$1,508,976	$1,745,827	$2,157,626
Total managed finance charge and fee balance	162,954	238,670	485,453
Total managed receivables	1,671,930	1,984,497	2,643,079
Cash collateral at trust and amounts due from QSPEs	35,703	482,606	125,051
Total assets held by QSPEs	1,707,633	2,467,103	2,768,130
QSPE-issued notes to which we are subordinated	(1,203,987)	(1,790,376)	(1,728,996)
Face amount of residual interests in securitizations	$503,646	$676,727	$1,039,134
Receivables delinquent—60 or more days	$267,619	$313,493	$458,795
Net charge offs during each respective three-month period ending	$139,779	$159,015	$102,113

Data in the above table are aggregated from the various QSPEs that underlie our securitizations. QSPE-issued notes (in millions) to which we are subordinated within our various securitization structures are our most significant source of liquidity and include the following:

	September 30, 2009	December 31, 2008
Six-year term securitization facility (expiring October 2010) issued out of our upper-tier originated portfolio master trust (1)	$—	$264.0
Two-year variable funding securitization facility with renewal options (expiring January 2010) issued out of our upper-tier originated portfolio master trust	750.0	370.0
Five-year term securitization facility (expiring October 2009) issued out of our upper-tier originated portfolio master trust (2)	—	286.6
Two-year variable funding securitization facility (expiring October 2010) issued out of our lower-tier originated portfolio master trust	117.9	260.5
Two-year amortizing securitization facility (expiring December 2009) issued out of our lower-tier originated portfolio master trust (3)	12.5	137.5
Multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired in 2004 and 2005, respectively	9.1	16.4
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust	276.2	310.3
Ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014)	38.3	83.7
Total QSPE-issued notes to which we are subordinated	$1,204.0	$1,729.0

(1)
In the third quarter of 2009, we purchased all of the notes associated with our six-year term securitization facility that had been issued to a third party out of our upper-tier originated portfolio master trust, and these notes were subsequently cancelled.

(2)	This note was repaid as of September 30, 2009.

(3)	Subsequent to the end of the third quarter, this facility was fully repaid.

Because we hold residual retained interests in our securitization trusts, we remain subject to largely the same types and levels of risks to which we would be subject if we did not transfer our credit card receivables to our securitization trusts. These risks include:  interest rate risks; payment, default and charge-off risks; regulatory risks related to the origination and servicing of the receivables; credit card fraud risks; risks associated with employment base and infrastructure that we maintain for servicing the receivables; and risks associated with the availability of funding for and cost of funding the securitizations. As securitization facility notes mature, there can be no assurance that they will be renewed or replaced on terms as favorable their current terms or at all. Moreover, adverse developments in one or more of the factors underlying these above-denoted risks could result in an early amortization of one or more of the outstanding series of notes issued by our securitization trusts.

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

Structured Financings

Beyond the securitizations discussed above, we have entered into certain non-recourse, asset-backed structured financing transactions within our Auto Finance and Investments in Previously Charged-Off Receivables segments. We consolidate the assets (auto finance receivables, which are a subset of loans and fees receivable, net on our consolidated balance sheets, and investments in previously charged-off receivables) and debt (classified within notes payable and other borrowings on our consolidated balance sheets) associated with these structured financings on our balance sheet because the transactions do not meet the legal isolation and other off-balance sheet securitization criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. Structured financing notes outstanding, the carrying amount of the auto finance receivables and investments in previously charged-off receivables that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific auto finance receivables or investments in previously charged-off receivables underlying each respective facility and cannot look to our general credit for repayment), and the maximum exposure to loss (which represents the carrying amount of the pledged auto finance receivables and investments in previously charged-off receivables minus the non-recourse notes) are scheduled (in millions) as follows:

	September 30, 2009	December 31, 2008
Carrying amount of auto finance receivables and investments in previously charged-off receivables underlying structured financings	$119.8	$340.6
Structured financing notes secured by $3.8 million and $5.4 million carrying amount of investments in previously charged-off receivables at September 30, 2009 and December 31, 2008, respectively	(4.6)	(4.1)
Structured financing notes secured by $64.0 million carrying amount of CAR Financial Services (“CAR”) auto finance receivables at December 31, 2008	—	(37.0)
Structured financing notes secured by $72.0 million and $70.7 million carrying amount of JRAS auto finance receivables at September 30, 2009 and December 31, 2008, respectively	(28.8)	(27.1)
Structured financing notes secured by $44.0 million and $200.5 million carrying amount of ACC auto finance receivables at September 30, 2009 and December 31, 2008, respectively	(23.3)	(115.1)
Maximum exposure to loss under structured financings	$63.1	$157.3

Much like with our credit card securitizations, there is a waterfall within these structured financings that provides for a priority distribution of cash flows to us to service the underlying auto finance receivables and investments in previously charged-off receivables (cash flows that we consider adequate to meet our costs of servicing these assets), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The $23.3 million facility in the above table is secured by auto finance receivables with a carrying amount of $44.0 million at September 30, 2009; this particular facility is amortizing down along with collections of the underlying auto finance receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under this facility. For the other facilities listed in the above table, however, our failure at any time to meet the various covenants within the structured financings could cause early repayment of the facilities, and although we are having productive discussions with our lender with respect to the JRAS facility, which expires January 2010, there can be no assurance that the lender will renew the debt facility under acceptable terms and conditions or at all. Beyond our role as servicer of the underlying assets within these structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

In November 2009, the $23.3 million debt facility secured by ACC auto finance receivables with a carrying amount of $44.0 million was repaid. This underlying collateral was combined with other ACC auto finance receivables with a September 30, 2009 carrying amount of $90.3 and pledged against a new amortizing $103.5 million debt facility, the terms of which do not require any accelerated or bullet repayment obligation by us.

See Note 9, “Convertible Senior Notes, Notes Payable and Other Borrowings,” for a detail of all notes payable and other borrowings, including these structured financings.

8.      Fair Values of Assets

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2009 by fair value hierarchy:

Assets	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total assets measured at fair value
Investment securities—trading	$602	$—	$—	$602
Securitized earning assets	$—	$—	$122,107	$122,107

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for 2009:

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
	Investment securities-trading	Securitized earnings assets	Total	Investment securities-trading	Securitized earnings assets	Total
Beginning balance	$—	$471,366	$471,366	$—	$813,793	$813,793
Total losses—realized/unrealized:
Net revaluations of/additions to retained interests	—	(264,102)	(264,102)	—	(217,287)	(217,287)
Total realized and unrealized losses	—	—	—	—	—	—
Purchases, issuances, and settlements, net	—	(85,157)	(85,157)	—	(474,399)	(474,399)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance	$—	$122,107	$122,107	$—	$122,107	$122,107

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30,2009
	Investment securities-trading	Securitized earning assets	Total	Investment securities-trading	Securitized earning assets	Total
Total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at period end	$—	$(264,102)	$(264,102)	$—	$(217,287)	$(217,287)

The unrealized losses for assets and liabilities within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 assets and liabilities.

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

 Total Realized and Unrealized Losses. We record total realized and unrealized losses within the fees and related income from non-securitized earning assets category in our consolidated statements of operations. We formerly held certain securities available for sale that we classified as Level 3, indicating that significant valuation assumptions are not readily observable in the market due to limited trading activity. For those securities, the last of which we disposed of by June 30, 2008, we measured fair value using the best available data, in the form of quotes provided directly by various dealers associated with the securities and third-party valuations.

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

 For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2009 by fair value hierarchy:

	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total assets measured at fair value
Assets:
Goodwill	$—	$—	$43,413	$43,413
Intangibles, net	$—	$—	$3,030	$3,030

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

Upon our January 1, 2009 required adoption of new accounting rules for Instrument C convertible notes (a classification applicable to our convertible senior notes), we (1) reclassified a portion of our outstanding convertible senior notes to additional paid-in capital, (2) established a discount to the face amount of the notes as previously reflected on our consolidated balance sheets, (3) created a deferred tax liability related to the discount on the notes, and (4) reclassified out of our originally reported deferred loan costs and into additional paid-in capital the portion of those costs considered under the new rules to have been associated with the equity component of the convertible senior notes issuances.  We are amortizing the discount to the face amount of the notes to interest expense over the expected life of the notes, and this will result in a corresponding release of our associated deferred tax liability. Total amortization for the three and nine months ended September 30, 2009 totaled $2.6 million and $7.6 million, respectively, and in accordance with the required retrospective application of the new rules to the three and nine months ended September 30, 2008 totaled $2.5 million and $7.6 million, respectively.  We will amortize the remaining discount at September 30, 2009 to interest expense over the expected term of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes after giving effect to both our required adoption of the new Instrument C rules upon their January 1, 2009 effective date and our retrospective application of the rules to prior presented financial reporting periods:

	September 30, 2009	December 31, 2008
Face amount of outstanding convertible senior notes	$389,551	$389,851
Discount	(82,398)	(90,017)
Net carrying value	$307,153	$299,834
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

In January 2009, we repurchased $300,000 in face amount of our 3.625% convertible senior notes due 2025. The January 2009 purchase price for these notes totaled $90,000 (including accrued interest) and resulted in an aggregate gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).  These repurchased convertible senior notes (and others purchased in 2008 with an aggregate face amount of $160.1 million from among both of our series of our convertible senior notes) are held in treasury and have been netted against the face amount of originally issued convertible senior notes on our September 30, 2009 condensed consolidated balance sheets.

 Notes Payable and Other Borrowings

Notes payable and other borrowings consist of the following (in millions) as of September 30, 2009:

As of September 30, 2009
Structured financings within our Auto Finance segment, average rate 2.3%, payable from 2009 through 2013	$23.3
Third-party financing of Auto Finance segment receivables, rate of 9.5%, due January 2010	28.8
Third-party financing of Auto Finance segment inventory, average rate of 24.0%, payable from 2009 through 2010	1.3
Vendor-financed software and equipment acquisitions, average rate 5.5%, payable from 2009 through 2013	1.4
MEM secured debt, average rate of 1.7%, payable upon demand	1.5
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, rate of 12%, payable through 2011	4.6
Total notes payable and other borrowings	$60.9

During the third quarter of 2009, we repaid $81.1 million of notes payable within our Auto Finance segment as we were not able to reach satisfactory terms to renew or replace these debt facilities. However, in November 2009, the $23.3 million Auto Finance segment debt facility scheduled above was repaid, and the collateral underlying that facility was then combined with other Auto Finance segment collateral and pledged against a new amortizing $103.5 million debt facility.

We are in compliance with the covenants underlying our various notes payable and other borrowings.

10.           Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Under applicable accounting rules, we are required to assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier such as occurred in the second quarter of 2009, if events or changes in circumstances indicate that the carrying amount may exceed fair value.

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loan operations, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $3.5 million impairment loss that is reported within loss from discontinued operations in the nine months ended September 30, 2009. In connection with this reallocation, we performed a valuation analysis with respect to the remaining goodwill associated with our continuing Retail Micro-Loans segment operations based on current internal projections of residual cash flows and existing market data supporting valuation prices of similar companies; this analysis yielded an additional $20.0 million goodwill impairment charge associated with these continuing operations that is reflected within our condensed consolidated statement of operations for the nine months ended September 30, 2009.

In April 2007, we acquired 95% of the outstanding shares of MEM, our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.3 million) in cash. Under the original purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights and in exchange grant the sellers a 22.5% ownership interest in the entity.  The settlement of the contingent earn-out resulted in a re-measurement of the carrying value of our investment in MEM in accordance with Statement No. 160 and additional goodwill of $5.6 million.

  In connection with our first quarter 2008 decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Texas operations, thereby resulting in a $1.1 million impairment loss that is reported within loss from discontinued operations in 2008. This valuation analysis was based on then-current internal projections and then-existing market data supporting valuation prices of similar companies.  Additionally, based on September 2008 amendments to financing facilities within one of our Auto Finance segment’s reporting units, we determined that the then-carrying amount of this reporting unit more likely than not exceeded its fair value. We reassessed the carrying value of the reporting unit’s goodwill, determined that the current fair value would not support the stated goodwill balance and recorded a third quarter 2008 goodwill impairment loss of $29.2 million.

Changes (in thousands) in the carrying amount of goodwill for the nine months ended September 30, 2009 and 2008, respectively, by reportable segment are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169
Impairment loss	(1,132)	(29,164)	—	(30,296)
Foreign currency translation	—	—	(1,977)	(1,977)
Balance as September, 30, 2008	$43,214	$1,704	$19,978	$64,896

Balance as of December 31, 2008	$43,214	$—	$15,915	$59,129
Goodwill related to settlement of contingent performance-related earn-out	—	—	5,553	5,553
Impairment loss	(23,483)	—	—	(23,483)
Foreign currency translation	—	—	2,214	2,214
Balance as of September 30, 2009	$19,731	$—	$23,682	$43,413

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

We had $2.1 million and $2.3 million of remaining intangible assets that we determined had an indefinite benefit period as of September 30, 2009 and December 31, 2008, respectively. The net unamortized carrying amount of intangible assets subject to amortization was $0.9 million and $2.2 million as of September 30, 2009 and December 31, 2008, respectively. Intangible asset-related amortization expense was $0.3 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and $1.3 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.

 11.           Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., CompuCredit Corporation’s) commitments of $100.9 million at September 30, 2009 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of amounts we can fund through our securitization facilities. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time, which we have now done with respect to substantially all of our outstanding cardholder accounts.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, CompuCredit Corporation has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by its subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of September 30, 2009, neither CompuCredit Corporation nor any of its subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. CompuCredit Corporation’s guarantee is limited to its respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of September 30, 2009, the maximum aggregate amount of CompuCredit Corporation’s collective guarantees and direct purchase obligations related to all of its subsidiaries and equity-method investees was $92.7 million—a decrease from $152.0 million at December 31, 2008 as a result of further account actions and declines in our liquidating credit card receivables portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases decline along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of CompuCredit Corporation’s affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect combined payments and charge offs to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

CompuCredit Corporation’s third-party originating financial institution relationships require security for its daily purchases of their credit card receivables, and CompuCredit Corporation has pledged $5.4 million in collateral as such security as of September 30, 2009. In addition, in connection with our April 2007 U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($5.7 million as of September 30, 2009). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

    Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($29.0 million as of September 30, 2009).

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

On May 23, 2008, CompuCredit Corporation and one of our other subsidiaries filed a complaint against CB&T in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide us rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to permit certain marketing, all in violation of the agreements among the parties. Also in this litigation, CB&T has asserted claims against CompuCredit Corporation for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it has incurred associated with CompuCredit Corporation’s contractual relationship with CB&T.  Settlement discussions are at an advanced stage, but CompuCredit cannot provide any assurances regarding their outcome.

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

CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that are the subject of the class action securities case. Our Board of Directors appointed a special litigation committee to investigate the allegations; that investigation has now been concluded, and we are in the process of communicating that conclusion to Ms. Sue An’s legal counsel.

12.           Net Loss Attributable to Controlling Interests Per Common Share

We compute earnings per share (“EPS”) attributable to our common shareholders by dividing income or loss attributable to controlling interests by the weighted-average common shares outstanding including participating securities outstanding during the period, as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our earnings.

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

    The following table sets forth the computation of net loss attributable to controlling interests per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations attributable to controlling interests	$(239,411)	$(32,527)	$(481,983)	$(82,622)
Loss from discontinued operations attributable to controlling interests	$—	$(1,251)	$(4,289)	$(5,915)
Loss attributable to controlling interests	$(239,411)	$(33,778)	$(486,272)	$(88,537)
Denominator:
Basic (including unvested share-based payment awards) (1)	47,731	47,599	47,670	47,588
Effect of dilutive stock options and warrants (2)	68	35	39	53
Diluted (including unvested share-based payment awards) (1)	47,799	47,634	47,709	47,641
Loss from continuing operations attributable to controlling interests per common share—basic	$(5.02)	$(0.68)	$(10.11)	$(1.74)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(5.02)	$(0.68)	$(10.11)	$(1.74)
Loss from discontinued operations attributable to controlling interests per common share—basic	$—	$(0.03)	$(0.09)	$(0.12)
Loss from discontinued operations attributable to controlling interests per common share—diluted	$—	$(0.03)	$(0.09)	$(0.12)
Net loss attributable to controlling interests per common share—basic	$(5.02)	$(0.71)	$(10.20)	$(1.86)
Net loss attributable to controlling interests per common share—diluted	$(5.02)	$(0.71)	$(10.20)	$(1.86)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  843,324 and 790,919 shares for the three and nine months ended September 30, 2009, respectively; and 805,451 and 814,544 shares for the three and nine months ended September 30, 2008, respectively.

(2)
The effect of dilutive options is shown for informational purposes only.  As we were in a net loss position for all periods presented, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive due to our net losses, we excluded all of our stock options and 364,961 and 375,958 of unvested restricted share units, respectively, from our net loss attributable to controlling interests per common share calculations for the three and nine months ended September 30, 2009. Also as their effects were anti-dilutive, we excluded 837,980 and 833,744 of our stock options and 345,568 and 343,853 of unvested restricted share units, respectively, from the net loss attributable to controlling interests per common share calculations for the three and nine months ended September 30, 2008. Also excluded from net loss attributable to controlling interests per common share calculations for the three and nine months ended September 30, 2009 and 2008 are shares into which our convertible senior notes may one day be converted and shares represented by a share lending agreement into which we entered contemporaneously with our November 2005 issuance of convertible senior notes.

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

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,366,165 shares remained available for grant under this plan as of September 30, 2009.

Upon shareholder approval of the 2008 Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated. Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $0.0 million and $1.3 million, respectively, in the three and nine months ended September 30, 2009, while we recognized income tax-related paid-in capital charges of $0.2 million and $1.2 million, respectively, in the three and nine months ended September 30, 2008.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years. Effective January 1, 2006, we adopted accounting rules for the expensing of stock option costs using modified prospective application. During the three and nine month-periods ended September 30, 2009, we expensed stock-option-related compensation costs of $0.5 million and $1.5 million, respectively, and during the three and nine month-periods ended September 30, 2008, we expensed stock-option-related compensation costs of $0.5 million and $1.5 million, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Nine Months Ended September 30, 2009
	Number of shares	Weighted- average exercise price	Weighted- average of remaining contractual life	Aggregate intrinsic value
Outstanding at January 1, 2009	840,664	$31.04
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(50,664)	$19.97
Outstanding at September 30, 2009	790,000	$31.75	3.4	$—
Exercisable at September 30, 2009	40,000	$27.90	1.7	$—

As of September 30, 2009, our unamortized deferred compensation costs associated with non-vested stock options were $2.7 million, and no grants or exercises of stock options occurred during the nine months ended September 30, 2009.

 Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2009 and 2008 we granted 211,454 and 712,545 shares of restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $1.1 million and $6.1 million, respectively. No additional shares were granted for the three months ended September 30, 2009. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of September 30, 2009, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $7.3 million with a weighted-average remaining amortization period of 1.6 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock (or in one case the stock of one of our subsidiaries) at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes noncontrolling interests in the subsidiaries. We are amortizing these compensation costs commensurate with the applicable vesting period. The weighted-average remaining vesting period for stock still subject to restrictions was 1.7 years as of September 30, 2009.

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

The most significant ongoing issues and events for our business during the three and nine months ended September 30, 2009 were:

•
The continuing effects of the economic downturn and the ongoing difficulties in the liquidity markets that have prevented us from raising new funds in order to originate credit card receivables and auto loans, thereby causing us to offer payment incentive programs to credit card customers, to close substantially all of our credit card accounts (other than those associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program), and to cease all auto loan origination efforts associated with our ACC operations (all of which have a negative impact on both short-term earnings and the potential for longer term profitability) and to continue with our expense paring efforts;

•
Our change in assumption in computing the fair value of our retained interests in our securitization trusts to reflect our determination during the quarter that a buyer of the residual interests we hold in our upper-tier and lower-tier originated portfolio master trusts would likely discount the price that they would pay for the residual interests to reflect the risk that the securitization facilities could soon enter early amortization status—thereby materially delaying the buyer’s receipt of cash flows until the underlying securitization facilities were completely repaid;

•	Our recognition of a $114.0 million securitization gain in connection with the cancellation of certain notes issued out of our upper-tier originated portfolio master trust;

•
Our recognition of an $11.0 million net pre-tax gain associated with our settlement with Encore over its claims that we breached contract and its failure to purchase certain previously charged-off receivables accounts under its forward flow contract with us; and

•	Our repayment of $81.1 million of notes payable within our Auto Finance segment as we were not able to reach satisfactory terms to renew or replace these debt facilities.

Most critical to us is the disruption we continue to see in global liquidity markets and the ongoing weakness of the world economy. As is customary in our industry, we finance most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not sufficiently recovered thus far in 2009. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality for us in the near term, and even if they were available to us now, the current regulatory and economic environment and our current liquidity position are not attractive enough for us to want to originate new credit card receivables (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program).

In the current environment and with our expectation that soon the only cash flows we could be receiving within our Credit Cards segment are those associated with servicing compensation until our securitization facilities are fully repaid, we are closely monitoring and managing our liquidity position and reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) in an effort to preserve cash. These actions, while prudent to preserve liquidity, have the effect of reducing our potential for profitability both in the near term and over the long term. Our hope is that our reductions in personnel, overhead and other costs to levels that our Credit Cards segment can support with servicing compensation as its only cash inflow will not cause further impairments in the fair values of our retained interests in our securitized credit card receivables; however, this outcome cannot be assured.

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

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		Income increases (decreases) from
(In thousands)	2009	2008	2008 to 2009
Earnings:

Total interest income	$18,312	$24,527	$(6,215)
Interest expense	(9,465)	(12,619)	3,154
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	19,393	16,177	3,216
Internet micro-loan fees	18,636	12,362	6,274
Fees on non-securitized credit card receivables	—	960	(960)
Income on investments in previously charged-off receivables	16,475	4,892	11,583
Gross profit on auto sales	4,274	7,355	(3,081)
Gains (losses) on investments in securities	146	(276)	422
Other	(34)	1,008	(1,042)
Other operating (loss) income:
Securitization gain	113,961	—	113,961
Loss on retained interest in credit card receivables securitized	(334,035)	(3,571)	(330,464)
Fees on securitized receivables	3,658	7,809	(4,151)
Servicing income	21,999	44,537	(22,538)
Ancillary and interchange revenues	4,028	14,401	(10,373)
Gain on repurchase of convertible senior notes	—	—	—
Gain on buy-out of equity-method investee members	—	—	—
Equity in (loss) income of equity-method investees	(2,170)	1,674	(3,844)
	$(124,822)	$119,236	$(244,058)
Provision for loan losses	16,712	16,700	(12)
Operating expenses:
Salaries and benefits	12,182	16,407	4,225
Card and loan servicing	55,930	65,188	9,258
Marketing and solicitation	4,418	8,754	4,336
Depreciation	4,520	8,351	3,831
Goodwill impairment	—	29,164	29,164
Other	22,840	27,800	4,960
Noncontrolling interests	(778)	30	(808)

	For the Nine Months Ended September 30,		Income increases (decreases) from
(In thousands)	2009	2008	2008 to 2009

Earnings:
Total interest income	$57,661	$75,782	$(18,121)
Interest expense	(29,675)	(39,558)	9,883
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	52,635	51,384	1,251
Internet micro-loan fees	45,528	30,132	15,396
Fees on non-securitized credit card receivables	—	6,363	(6,363)
Income on investments in previously charged-off receivables	24,640	34,718	(10,078)
Gross profit on auto sales	17,883	25,362	(7,479)
Gains (losses) on investments in securities	309	(6,527)	6,836
Other	1,467	5,197	(3,730)
Other operating (loss) income:
Securitization gain	113,961	—	113,961
Loss on retained interest in credit card receivables securitized	(657,869)	(37,409)	(620,460)
Fees on securitized receivables	13,778	23,579	(9,801)
Servicing income	92,873	137,691	(44,818)
Ancillary and interchange revenues	15,255	45,532	(30,277)
Gain on repurchase of convertible senior notes	160	13,728	(13,568)
Gain on buy-out of equity-method investee members	20,990	—	20,990
Equity in (loss) income of equity-method investees	(12,185)	17,130	(29,315)
	$(242,589)	$383,104	$(625,693)
Provision for loan losses	47,520	52,585	5,065
Operating expenses:
Salaries and benefits	40,257	53,094	12,837
Card and loan servicing	166,680	212,301	45,621
Marketing and solicitation	12,472	41,653	29,181
Depreciation	16,161	25,621	9,460
Goodwill impairment	20,000	29,164	9,164
Other	73,343	92,297	18,954
Noncontrolling interests	13,658	(1,471)	15,129

Three and Nine Months Ended September 30, 2009, Compared to Three and Nine Months Ended September 30, 2008

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

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused a reduction in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Moreover, the elimination of our holdings of bonds issued by other third-party asset-backed securitizations contributed further to our reduced other interest income relative to that experienced in the three and nine months ended September 30, 2008. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as a result, we do not have any continuing interest income associated with these investments.

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

Our noted declines in interest costs were partially offset, however, by higher interest costs within our MEM, U.K.-based, Internet, micro-loan operations, reflecting the funding of receivables growth within these operations through draws against available credit lines. Because MEM’s cash flows at moderate growth levels are allowing it to de-lever in 2009 and pay down its outstanding debt, we expect to incur diminishing interest costs throughout 2009 related to this business line.

Increased pricing on debt facilities within our Auto Finance segment (as of the third quarter of 2008) also partially offset our noted declines in interest costs. Notwithstanding higher pricing, however, our interests costs are expected to continue to decline with net liquidations of our Auto Finance segment receivables for the foreseeable future.

The above-noted net declines in interest costs will be partially offset in the future by increasing non-cash interest charges as a result of our adoption of new Instrument C accounting rules effective January 1, 2009. The amount of interest expense attributable to our adoption of the new rules will gradually increase over time with trending higher levels of discount accretion into interest expense, thereby slowing the downward trend we have been seeing in total interest costs. Based on our 2009 adoption of the Instrument C accounting rules coupled with our retrospective application of these rules to 2008, we experienced $2.6 million and $7.6 million of non-cash, discount accretion-related interest expense in the three and nine months ended September 30, 2009, respectively, and $2.5 million and $7.6 million of non-cash, discount accretion-related interest expense in the three and nine months ended September 30, 2008, respectively. Offsetting the expected trending higher interest costs that we expect due to discount accretion in each passing quarter under the new rules, however, was the effect of the aforementioned repurchases of our convertible senior notes.

Fees and related income on non-securitized earning assets. The significant factors affecting our levels of fees and related income on non-securitized earning assets include:

•	increases in Internet micro-loan fees, reflecting our organic growth of our MEM operations;

•
lower fees on non-securitized credit card receivables, reflecting our late 2008 securitization of credit card receivables originated through our Investment in Previously Charged-Off Receivables segment’s balance transfer program;

•
decreases in income on investments in previously charged-off receivables for the nine months ended September 2009 principally reflecting the adverse effects of our dispute with Encore (which we settled in September 2009 at a $11.0 million gain contributing to an increase in income from investments in previously charged-off receivables for the three months ended September 2009) over Encore’s failure to continue purchases of previously charged-off receivables under our forward flow contract as discussed in detail within the Investment in Previously Charged-Off Receivables Segment section below—offset somewhat, however, by growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities;

•
lower gross profits on automotive vehicle sales for the three and nine months ended September 30, 2009 relating to our JRAS operations primarily due to our closure of four lots during the first quarter of 2009 and two additional lots in the second quarter of 2009, coupled with slower sales on its remaining lots; and

•
lower levels of losses associated with our investments in securities primarily due to our cessation of a significant majority of these activities as we liquidated our remaining investments in third-party asset-backed securities in response to margin calls in the second quarter of 2008.

As we have now disposed of all of our investments in third-party asset-backed securities, we expect no further losses on those investments.

Because of its settlement with Encore, prospects for near-term profits and revenue growth within our Investments in Previously Charged-off Receivables segment are now significantly enhanced. This segment continues to purchase pools of charged-off receivables at favorable pricing which reflects an oversupply of charged-off paper in the marketplace. Moreover, this segment continues to seek third-party financing for future purchases and recently added an additional financing facility.  Nevertheless, the economic downturn’s impact on the segment’s ability to collect certain pools of previously charged-off paper at sufficient levels to earn its desired returns and liquidity constraints on the ability of this segment to purchase previously charged-off paper at its desired levels could prevent this segment from growing as rapidly as desired.

Additionally, we expect Auto Finance segment gross profits in the fourth quarter of this year to remain relatively flat to potentially lower than we experienced in the third quarter of this year given our decision to close two more of JRAS’s lots during the second quarter. We do not intend to expand JRAS’s operations for the foreseeable future and may take further actions to limit the amount of capital required to fund its ongoing operations.

Lastly, we currently expect continued growth in fees from our U.K.-based, Internet, micro-loan operations within MEM as this entity continues to execute on its growth plans. Moreover, with the re-commencement of loan generation within our Ohio retail micro-loan storefronts coupled with new underwriting criteria, we expect increased retail micro-loan fees as well as continued and higher profitability for the Retail Micro-Loans segment in the fourth quarter.

Loss on securitized earning assets. Loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

Given the current net liquidating status of each of our credit card receivables portfolios within their respective securitization trusts, we have not recognized any securitization gains during 2009 apart from the securitization gain experienced in connection with our third quarter purchase (and subsequent cancellation) of securitization facility notes; absent portfolio additions or additional note purchases at discounted prices, we do not anticipate additional securitization gains for the foreseeable future.

We have experienced significantly higher 2009 losses on retained interests in credit card receivables securitized. Throughout 2008, we saw significant declines in the levels of receivables within our originated portfolios, which resulted in significantly lower fee billings for 2009. Also contributing to the 2009 losses we have experienced on our retained interests in credit card receivables are (1) our inability to re-price accounts that were owned by Columbus Bank and Trust at market-appropriate pricing (a matter that is the subject of litigation between us and CB&T), (2) certain adverse changes to our retained interest valuation assumptions given ongoing current negative trends in the U.S. and U.K. economies, including those associated with our third quarter 2009 conclusion that a buyer of our residual interests in our upper and lower-tier originated portfolio master trusts would likely discount the price that they would pay for the residual interests to reflect the risk that the securitization facilities could soon enter early amortization status, (3) certain account actions (including reductions in credit lines and account closures) that have negatively affected the fair value of our interest-only strips embedded within our loss on retained interests in credit card receivables securitized computations and resulted in accelerations of charge offs as some customers are either unwilling or unable to pay down on existing balances once account actions have been taken, and (4) the effects of significant fee and finance charge credits that we have provided to customers primarily in the first and second quarters of 2009 under incentive programs aimed at stimulating prompt and increased payments from customers in the face of reductions in payment rates due to deteriorating economic conditions. While we do not anticipate having to make fee and finance charge credits to stimulate payments at the same levels as those experienced in the first two quarters of 2009, additional incentive programs and/or account actions could continue to depress fee billings.  Additionally, now that we have cancelled charging privileges for substantially all remaining credit card accounts within our Credit Cards segment, we are likely to see some continuing short-term variations in fee billings and charge-offs as customers react to the new terms underlying their cards.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which affect the level of our loss on retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income has decreased relative to 2008 levels due to the effects on our servicing compensation of liquidations in our credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. In the absence of portfolio acquisitions and given currently planned originations at only test levels, we anticipate further decreases in our servicing income levels for the remainder of 2009 and beyond due to our currently liquidating portfolios.

Ancillary and interchange revenues. Ancillary and interchange revenues have decreased relative to 2008 levels because we have had significantly fewer new credit card account additions in recent months and because of the effects of account closure actions and the net liquidations we have experienced in all of our credit card receivables portfolios. Absent portfolio acquisitions, we expect further reductions in our ancillary and interchange revenues throughout 2009.

    Gain on buy-out of equity-method investee members. In May 2009, we bought out the other members of our then-longest standing equity-method investee, and we recognized a $21.0 million gain based on the re-measurement to fair value of our previously held equity interest in the equity-method investee.

Equity in (loss) income of equity-method investees. The adverse results with respect to our equity-method investees primarily reflects the effects of worsening economic conditions on the performance of the credit card receivables underlying our equity-method investees’ retained interests holdings and the valuations thereof, as well as our continued gradual liquidation of the receivables balances associated with these equity-method investees.  We expect to see continued liquidations in these portfolios for the foreseeable future.

Provision for loan losses. Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. The decrease in the provision for loan losses is primarily due to the declines in receivables we have experienced in our Auto Finance segment, offset slightly, however, by increased loss estimates for those receivables.  We currently expect our 2009 provision for loan losses to be relatively comparable to and perhaps slightly lower than in 2008. We should experience increased 2009 loan losses associated with our plans to continue modestly growing our retail and Internet micro-loans and given potential degradation in credit quality based on continuing weakness in the U.S. and U.K. economies and labor markets. These increases are expected to be offset, however, by net liquidations within our Auto Finance segment receivables.

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

Notwithstanding the above and notwithstanding some anticipated legal cost savings given our December 2008 settlement of litigation with the FTC and FDIC, we continue to incur heightened legal costs and will continue to incur these costs at heightened levels until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see given our liquidity-related receivables contraction efforts. Our inability to reduce these costs as rapidly as our receivables reductions is expected to put continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 13, “Stock-Based Compensation”) as noncontrolling interests in our consolidated statements of operations. Generally, this expense is declining, which is consistent with liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries. These trends within our majority-owned subsidiaries, coupled with the challenges they have faced given liquidity constraints and dislocation in the economy, generally have resulted in net losses for our majority-owned subsidiaries and hence income recognition with respect to our noncontrolling interests in recent quarters. Contributors to the recent losses experienced by our majority-owned subsidiaries include losses stemming from reduced income on our retained interests in securitized credit card receivables within these subsidiaries in part associated with more conservative valuation assumptions used with respect to their retained interest valuations and losses incurred through June 30, 2009 within the majority-owned subsidiary that is a holding company within our Investments in Previously Charged-off Receivables segment principally given its now-settled (as of September 2009) dispute with Encore as discussed throughout this report.  Further contributing to income recognition with respect to our noncontrolling interests in the first and second quarters of 2009 are new accounting rules that we adopted effective January 1, 2009 requiring us to continue to allocate losses to the noncontrolling interests of our majority-owned subsidiaries even if the allocation results in a deficit balance in the noncontrolling interests’ capital account; as such, the adoption of these rules will provide us with modest income recognition increases as we allocate to noncontrolling interests a portion of the losses we would have otherwise absorbed prior to the effective date of these rules.

But for the ownership interests of noncontrolling holders of equity in our MEM, U.K.-based, Internet micro-loan activities (which are experiencing growing profitability), we would have experienced greater losses within our majority-owned subsidiaries taken as a whole and hence greater income recognition with respect to our noncontrolling interests in recent quarters.

Income taxes. Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were 1.2% and 20.1% for the three and nine months ended September 30, 2009, compared to 38.6% and 34.4% for the three and nine months ended September 30, 2008. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions and changes in law between these periods, and the variations in effective tax rates between these periods are substantially related to the effects of $85.1 million and $95.8 million in valuation allowances provided against income statement-oriented U.S. federal deferred tax assets during the three and nine months ended September 30, 2009, respectively. As computed without regard to the effects of all U.S. federal, state, local and foreign tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax rates would have been 36.4% and 35.4% for the three and nine months ended September 30, 2009, respectively, and 39.1% and 34.6% for the three and nine months ended September 30, 2008, respectively.

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

 Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities were ever transferred to a securitization trust, and we present our credit card receivables as if we still owned them. We reflect the portion of the receivables that we own within our managed receivables data, whether or not we consolidate the entity in which the receivables are held. Therefore, managed receivables data include both securitized and non-securitized credit card receivables. They include the receivables we manage for our consolidated subsidiaries, except for the noncontrolling interest holders’ shares of the receivables, and they also include our share of the receivables that we manage for our equity-method investees.

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

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):
	At or For the Three Months Ended
	2009			2008				2007
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$1,751,037	$2,049,503	$2,299,925	$2,714,375	$3,041,877	$3,126,936	$3,378,827	$3,717,050
Period-end managed accounts	2,620	3,031	3,392	3,801	4,171	4,358	4,775	5,105
Percent 30 or more days past due	21.0%	20.5%	23.3%	23.8%	18.8%	18.0%	21.4%	24.9%
Percent 60 or more days past due	15.8%	15.7%	18.7%	17.4%	13.9%	13.4%	17.8%	19.6%
Percent 90 or more days past due	11.1%	11.6%	14.6%	12.7%	9.8%	9.7%	14.3%	14.2%

Average managed receivables	$1,916,291	$2,190,561	$2,530,390	$2,903,953	$3,079,867	$3,227,006	$3,558,518	$3,731,286
Combined gross charge-off ratio	45.9%	54.4%	52.6%	33.9%	33.0%	50.6%	50.2%	37.4%
Net charge-off ratio	30.0%	29.7%	20.7%	14.8%	15.4%	21.5%	20.6%	15.8%
Adjusted charge-off ratio	29.5%	29.2%	20.2%	14.2%	14.5%	20.3%	19.1%	13.9%
Total yield ratio	55.7%	34.0%	36.2%	46.4%	44.4%	45.3%	47.4%	56.1%
Gross yield ratio	21.5%	20.6%	22.0%	25.3%	24.8%	23.1%	24.3%	29.2%
Net interest margin	14.7%	11.7%	3.7%	13.6%	14.8%	12.3%	13.2%	18.0%
Other income ratio	22.7%	(4.8)%	(1.9)%	9.8%	7.7%	(0.8)%	(0.8)%	11.9%
Operating ratio	11.4%	10.2%	9.3%	8.6%	9.1%	9.8%	9.4%	11.9%

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

Recent account actions, including credit line reductions, account closures and finance charge and fee credits under incentive programs aimed at increasing cardholder payment rates, have resulted in an accelerated pace of reductions in our managed receivables balances. Beyond the significant effect on our managed receivables balances of finance charge and fee credits aimed at improving customer payment rates, balances have fallen rapidly in recent quarters as (1) there are significantly lower cardholder purchases and (2) many customers are either unwilling or unable to continue making payments on closed accounts given the current economic landscape, thereby leading to delinquencies and ultimate charge offs of the accounts and their underlying receivables. As we suspended charging privileges for substantially all of our remaining accounts in the third quarter, we expect diminished levels of ongoing finance charge and fee credits relative to those provided in the first and second quarters of 2009, and we anticipate that the recent closures will result in further accelerated reductions in our managed receivables balances for the fourth quarter before leveling off somewhat for 2010 as accounts continue to either charge-off or pay down. With the isolated exception of our balance transfer program within our Investments in Previously Charged-Off Receivables segment (the post-card issuance activities of which are reported within our Credit Cards segment), we have curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and as a result do not anticipate meaningful additions in the near term to offset the balance contractions noted above.

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

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. Our lower-tier credit card account growth has fluctuated significantly. We experienced record account growth in the second and third quarters of 2007, moderate account originations in the fourth quarter of 2007, significantly lower and trending lower account originations throughout 2008, and very few originations thus far in 2009. This “marketing volume-based volatility” results in increasing delinquencies in the months shortly following periods of high growth, followed by high charge offs generally in the third quarter following activation. For example, in the first quarter of 2008, we experienced the initial charge offs from a record 1.5 million aggregate originations of the second and third quarters of 2007. A portion of these accounts underlying our lower-tier credit card offerings was significantly delinquent at the end of the fourth quarter of 2007, and many accounts charged off in the first two quarters of 2008. Compounding the impacts on delinquency rates is the fact that we had significantly reduced new originations in the fourth quarter of 2007 and thereafter and as such did not receive any benefit of adding new current (i.e., non-delinquent) receivables, which would serve to suppress delinquency rates somewhat (“denominator effect”). A modest offset to the so-called denominator effect in recent quarters, however, is the relative maturity of all of our credit card receivables portfolios. Given our significantly reduced marketing and origination activities, most of our credit card accounts have now passed through peak delinquency and charge-off stages of their vintage cycles.

Notwithstanding the above and the general observation that our delinquencies and charge offs are lower in more mature portfolios that have passed through their peak delinquency and charge-off stages, we took significant account actions that caused a rise in delinquencies in the fourth quarter of 2008 and in the first quarter of 2009—namely significant credit line reductions and account closures. We know from our experience with purchasing credit card portfolios from others that when we reduce credit lines and close accounts, we cause an acceleration of delinquencies and charge offs for those cardholders, many of whom ultimately would have charged off after a longer period of account utilization. We do not believe, however, that credit line reductions and account closures cause good-performing cardholders to charge off at significantly higher levels. This is to say that we believe credit line reductions and account closures cause an accelerating shift forward in our credit card charge-off curves, rather than causing a lift in these curves.

We do note, however, that our fall 2008 credit line reductions and account closures certainly did not account for all of the increase in delinquencies at December 31, 2008 and the further trending year over year increases in quarter-end delinquencies throughout 2009. We saw a significant downward shift in payments rates generally beginning in November 2008, and our delinquency statistics reflect this and the effects of continued economic weakness and increasing unemployment rates on the ability of our cardholders to make their required minimum payments. Higher delinquencies at December 31, 2008 and March 31, 2009 translated into higher charge-off rates in the first two quarters of 2009. Now that the largest wave of account reduction and account closure-related charge offs has cycled through, we expect to begin to see the lower delinquency and charge-off benefits of our more mature portfolios as is evidenced by our declining delinquency rates as of September 30, 2009. However, with growing unemployment levels and continuing economic weakness in both of our U.S. and U.K. credit card receivables markets, we note that while delinquencies have declined throughout 2009, they are running higher than prior year quarter-end delinquency rates.   We have seen further deterioration throughout 2009 in payment rates and higher delinquencies and charge offs—even for our generally better performing cardholders who remain with us after credit line reduction and account closure actions.

Lastly, given the heightened risks that securitization facilities within our upper and lower-tier originated portfolio master trusts will enter early amortization, the effect of which would be to reduce the cash flows we receive from the securitization trusts, it is conceivable that we may experience further deterioration in payment rates and higher delinquencies and charge offs; the liquidity challenges associated with such reduced cash inflows to us may cause us to have to reduce our servicing personnel and costs, thereby reducing the effectiveness of our collection efforts.

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

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. The growth in these receivables throughout 2007 changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge-off ratios to increase during periods of disproportionate growth in our lower-tier credit card receivables. We saw this mix change effect given our record lower-tier credit card originations through the third quarter of 2007, which adversely impacted our combined gross charge-off ratio and our net charge-off ratio through the second quarter of 2008. All things being equal, we would expect reduced charge-off ratios in future quarters due to a mix change in the other direction whereby recent disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables. As previously mentioned, however, recent credit line reduction and account closure actions and the effects of continued economic weakness and increasing unemployment rates have resulted in higher quarterly charge offs in 2009 than in comparable 2008 quarters; these higher year over year quarterly charge-off levels are expected to continue for at least the next two quarters.

Combined gross charge-off ratio. Our combined gross charge-off ratio was significantly elevated in the first two quarters of 2008 due primarily to marketing volume-based fluctuations caused by greater volumes of our lower-tier credit card accounts originated in prior quarters that reached their peak charge-off levels in those quarters. Because we had incurred the peak charge offs in the first two quarters of 2008 associated with our record lower-tier credit card account originations of the second and third quarters of 2007, the third and fourth quarter 2008 combined gross charge-off ratios dropped dramatically from the first half of 2008 to below the average combined gross charge-off ratio we experienced in 2007. The increase in combined gross charge-off levels experienced in thus far in 2009 is largely attributable to (1) credit line reduction and account closure actions undertaken in the fall of 2008, which have resulted in an acceleration of charge offs, and (2) the significantly adverse effects of continued economic weakness and increasing unemployment rates. We did experience a modest drop in our combined gross charge-off ratio in the third quarter of 2009, and we expect a further modest drop in this ratio in the fourth quarter of 2009.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Variations in the rates of growth or decline in the net charge-off ratio relative to those of our combined gross charge-off ratio can be caused by (1) the relative percentage of our charge offs within our lower-tier credit card portfolio (for which fee charge offs relative to principal charge offs are much greater than our with our other originated and purchased portfolios), and (2) the relative volumes of principal versus fee credits provided to customers associated with settlement programs and payment incentive programs—such credits being treated as charge offs in our various managed receivables statistics. For example, the net charge-off ratio increased at a greater rate than the gross charge-off ratio in the second quarter of 2008 because peak vintage charge offs of our lower-tier credit card receivables before that quarter reversed prior experienced trending changes in mix toward a greater percentage of our portfolio being comprised of relatively low principal balance lower-tier credit card receivables.

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

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally shifted throughout 2007 toward those receivables of our lower-tier credit card offerings. These receivables have higher delinquency rates and late and over-limit assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, we generally would expect these ratios to increase with disproportionate growth in and to decrease with disproportionate reductions in our lower-tier credit card receivables. As such, the generally trending decline in our total yield and gross yield ratios since the fourth quarter of 2007 is consistent with disproportionate reductions in our lower-tier credit card receivables over this period.

Our total and gross yield ratios have also been adversely affected over the past several quarters by our second quarter 2007 acquisition of our U.K. Portfolio. Its total and gross yields are below average as compared to our other portfolios, and the rate of decline in this portfolio has lagged behind the rate of decline in our other portfolios’ receivables, thus continuing to suppress our yield ratios.

Our generally lower trending total and gross yield ratios also bear the effects of late 2007 changes we made to our billing practices in keeping with our goals of ensuring that our practices continue to be among the most consumer-friendly practices in the credit card industry and to address evolving negative amortization industry guidance. As an example of these changes, in November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their contractual payments to us so that those accounts would not be in negative amortization. These changes reduced our gross yield ratio in the fourth quarter of 2007, and because only two months of the effects of these changes are reflected in the fourth quarter, they had a greater impact throughout 2008.

Significant generally trending declines in our total yield and gross yield ratios are noted throughout 2008 and 2009 related to the relative delinquency status of our credit card receivables. We note that we do not bill finance charges and fees on accounts ninety or more days delinquent. We include these accounts in our average managed receivables, but generate no yield from them, and our total and gross yield ratios decline as a result.

Favorably affecting our fourth quarter 2008 total and gross yield ratios were changes to terms and re-pricings for many of our credit card accounts to reflect the higher risks and costs we face in the current economic climate. In fact, these ratios suffered somewhat in 2008 prior to these changes to terms and re-pricings as we were effectively prohibited against making such changes by one of our issuing bank partners—a matter that currently is subject to our claims against this issuing bank partner in litigation. While our recent changes to terms and re-pricings are expected to help with our economics going forward, they were not adequate enough to offset the adverse 2009 effects on our total and gross yield ratios of the significantly greater late stage delinquencies (for which we do not bill finance charges or fees) that correspond with our credit line reduction and account closure actions and with the significantly adverse effects of continued economic weakness and increasing unemployment rates as discussed above.

Finally, the significant level of recent lower-tier credit card account closures and the significantly higher pace at which lower-tier credit card receivables have charged off relative to other managed receivables have both negatively impacted the first and second quarter of 2009 total yield and gross yield ratio calculations. Annual fee billings, which are much greater on lower-tier credit card accounts than for other accounts, have diminished substantially within the total yield calculation, and late fees on lower-tier credit card accounts (which are typically much higher on a percentage-of-receivables-basis than for other accounts) are much less of an input into our total yield and gross yield ratio calculations as the mix of our receivables has shifted away from lower-tier credit card accounts towards our other more traditional accounts. Because we do not anticipate marketing any new lower-tier credit card accounts for the foreseeable future, we anticipate that our total yield and gross yield ratios will not return to those levels historically experienced for the foreseeable future.

Notwithstanding the above factors causing trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the 3rd quarter of 2009, the 4th quarter of 2008, and the 2nd quarter of 2008 due to gains associated with debt repurchases in those quarters as detailed and quantified in the discussion of our other income ratio below.

Net interest margin. Because of the significance of the late fees charged on our lower-tier credit card receivables as a percentage of outstanding receivables balances, we generally would expect our net interest margin to increase as our lower-tier credit card receivables become a larger percentage and to decrease as they become a smaller percentage of our overall managed receivables. Principally by reason of peak lower-tier credit card receivables charge-off vintage levels in the first and second quarters of 2008, we have experienced reductions in our lower-tier credit card receivables levels as a percentage of our managed credit card receivables over the past several quarters. Accordingly, this is the principal factor that has contributed to the continued general declining trend in our net interest margins relative to the level in the fourth quarter of 2007 in the above table and quarters prior to that.

Our net interest margin is also affected by the effects of our acquired U.K. Portfolio in the second quarter of 2007. The net interest margin for this portfolio is below the weighted average rate of our other portfolios, and the impact of this portfolio continues to be felt as our originated portfolios continue to decline at a faster pace than our acquired U.K. Portfolio, thus increasing the impact of this portfolio’s lower net interest margin on the overall results.

Our net interest margins in the first and second quarters of 2008 were depressed due to changes within our lower-tier credit card receivables portfolio. This portfolio generated lower finance charge and late fee billings in the first two quarters of 2008 due to the significant portion of the accounts within that portfolio that were in late stages of delinquency—stages for which we do not bill finance charges or late fees. Further, many accounts within that portfolio reached peak charge-off vintage levels and charged off during those quarters, resulting in higher finance charge and late fee charge offs netting against yields in the determination of our net interest margin for the quarters. Because large volumes of second and third quarter of 2007 lower-tier credit card receivables had rolled through their peak charge-off vintage levels by the end of the second quarter of 2008, the net interest margin increased for the third quarter of 2008. It declined in the fourth quarter of 2008, however, because of continued reductions in our lower-tier credit card receivables as a percentage of our total managed receivables and because of a heightened level of negative amortization-related credits issued in that quarter. Given our credit line reduction and account closure actions undertaken in the fall of 2008, we experienced further declines in our net interest margin for the first quarter of 2009 as reduced finance and late fee billings, coupled with an acceleration of charge offs contributed to depress our net interest margin to historic lows. These effects were exacerbated by significant finance charge and fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates. We experienced improvements in our second and third quarter of 2009 net interest margins, however, because relative to our first quarter of 2009 incentive payment programs, our second and third quarter of 2009 incentive program credits were weighted more toward principal credits (which is consistent with the increase in the second and third quarter of 2009 net charge-off ratios) than toward finance charge and late fee credits. For the foreseeable future, we expect our net interest margin to fall within a range either slightly above or slightly below that experienced in the second quarter of 2009.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a larger percentage and to decrease as our lower-tier receivables become a smaller percentage of our overall managed receivables. These receivables generate significantly higher annual membership, over-limit, monthly maintenance and other fees than do our other portfolios.

 In the first and second quarters of 2008, we experienced significant declines in our other income ratio due primarily to higher charge offs in those quarters resulting from the marketing volume-based volatility in our lower-tier credit card receivables portfolios and from seasonal increases in charge offs that were amplified somewhat by economic pressures felt by our cardholders. Our aforementioned negative amortization-related finance charge and fee reversal changes to our billing practices also negatively impacted our other income ratio in these quarters and in the third and fourth quarters of 2008.

In the first two quarters of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first and second quarter 2008 net interest margins are at play in the determination of our first and second quarter 2008 other income ratios—such factors including the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees and the large proportion of lower-tier credit card accounts that reached peak charge-off vintage levels and charged off during the quarters, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio. The second quarter 2008 other income ratio remained flat relative to the first quarter of 2008 primarily due to a $13.7 million gain on the repurchase of our convertible senior notes; excluding this gain, the ratio declined to -2.5%, consistent with the trend from the first quarter of 2008. Repurchases of our convertible senior notes also served to positively impact our other income ratio in the fourth quarter of 2008. As computed without regard to a $47.9 million gain related to these fourth quarter repurchases, our other income ratio would have been 3.2%, lower than the 7.7% experienced in the third quarter primarily due to the effects of account closure actions and annual and other fee reversals associated therewith, heightened levels of negative amortization-related fee reversals, and credits provided within our originated portfolios under collection programs aimed at stimulating cardholder payments. Our credit line reduction and account closure actions undertaken in the fall of 2008 also served to depress our other income ratio in the first and second quarters of 2009 as our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables. These actions, coupled with the aforementioned fee credits issued in the first and second quarters of 2009 under incentive programs aimed at increasing payment rates, resulted in a negative other income ratio in the first and second quarters of 2009. Moreover, but for our recognition of a $114.0 million gain on our purchase and subsequent cancellation of notes issued by our originated portfolio master trust recognized in the third quarter of 2009, the same actions and fee credits would have resulted in a -1.1% other income ratio in the third quarter of 2009. Absent any potential gains associated with future debt repurchases, we expect continued weakness in our other income ratio for the foreseeable future.

Operating ratio. We experienced generally trending reductions in our operating ratio through the end of 2008 as our receivables mix shifted from lower-tier credit card receivables comprising a larger percentage of our managed receivables to lower-tier credit card receivables comprising a smaller percentage of our managed receivables. Our lower-tier credit card receivables are comprised of accounts with smaller receivables balances than those accounts underlying our upper-tier originated portfolio master trust and acquired portfolios. Smaller receivable balance accounts require many more customer service interactions per average dollar of outstanding balance (relative to our upper-tier originated portfolio and acquired portfolios), and hence result in higher costs as a percentage of average managed receivables than we historically have experienced with our upper-tier originated portfolio master trust and acquired portfolios’ receivables.

Our decline in account origination levels over the past several quarters also has favorably influenced our quarterly operating ratio computations; as our originated accounts mature, the level of interactions with the customer declines, contributing to lower overall operating ratios.

The fourth quarter of 2007 operating ratio is elevated due to our $6.0 million charitable contribution in that quarter in addition to our incurrence of higher legal and related costs associated with now-settled FDIC and FTC investigations. In the first, second and third quarters of 2008, we had lower operating expenses, primarily due to our slow-down in originations (customer interactions and related costs are higher in the first few months after card activation than they are for more mature credit card accounts as noted above) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets. But for a $5.5 million impairment charge in the second quarter of 2008 associated with a sublease of 183,461 square feet of office space at our corporate headquarters, we would have experienced a slight reduction in our second quarter 2008 operating ratio relative to its first quarter 2008 level. The operating ratio in the third quarter of 2008 was further reduced below that of the second quarter (as adjusted for the lease impairment charge mentioned above) primarily due to our continued expense reduction efforts. While expense reductions continued into the fourth quarter of 2008 and in the first, second and third quarters of 2009, our managed receivables levels are dropping at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we experienced a trending increase in our operating ratio in the first, second and third quarters of 2009. Unless and until we are able to reduce fixed infrastructure costs to be more in line with our contracting managed receivables levels, we will experience continuing upward pressure on our operating ratio.

Investments in Previously Charged-Off Receivables Segment

The following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):
	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Unrecovered balance at beginning of period	$59,271	$47,676
Acquisitions of defaulted accounts	8,776	40,427
Cash collections	(54,668)	(82,889)
Cost-recovery method income recognized on defaulted accounts (included within fees and related income on non-securitized earning assets on our consolidated statements of operations) (1)	16,475	24,640
Unrecovered balance at end of period	$29,854	$29,854
Estimated remaining collections (“ERC”)	$86,946	$86,946

(1) Amount includes $21.2 million in accretion associated with the culmination of the Encore forward flow agreement.

Previously charged-off receivables held as of September 30, 2009 are principally comprised of normal delinquency charged-off accounts purchased from the securitization trusts that we service, accounts associated with Chapter 13 Bankruptcies and accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting 37.7% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our now-settled dispute with Encore arose in 2008 (see discussion below); that dispute caused a mix change toward our having to hold significant investments in normal delinquency charged-off accounts purchased from the securitization trusts that we service—investments which prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal was the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program had experienced lower overall placement volumes primarily due to Encore’s decision to discontinue balance transfer program placements to us during the term of the now-settled Encore dispute.

With settlement of the Encore dispute and its commitment under the settlement terms to resume placements of balance transfer program volumes to us, we expect improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. Beyond the committed Encore placement volumes under the program, we also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties.  We also note that we began exploring a balance transfer program in the U.K. in the second quarter of 2008; this program has generated modest revenues thus far in 2009 and is not expected to grow rapidly for the foreseeable future.

    Most of our Investments in Previously Charged-Off Receivables segment’s acquisitions of normal delinquency charge offs recently have been comprised of previously charged-off receivables from the securitization trusts that we service. Until a dispute arose with Encore in 2008, the segment had, almost simultaneously with each of its purchases from these securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter of 2008, however, as a result of Encore’s refusal to purchase receivables under the forward flow contract. During the term of this now-settled dispute, our Investment in Previously Charged-Off receivables segment retained its purchased charge offs on its balance sheet and undertook collection activities to maximize its return on these purchases. The retention of these receivables caused significant reductions in its earnings given the mismatching of cost recovery method collection expenses with their associated revenues (i.e., as collection expenses were incurred up front, while revenue recognition was delayed until complete recovery of each respective acquired portfolio’s investment).

Our third quarter 2009 settlement with Encore, allowed our Investments in Previously Charged-Off Receivables segment to dispose of volumes of previously charged off receivables that had built up on its balance sheet during the term of the Encore dispute. Under the settlement, Encore agreed to pay a negotiated price for these previously charged off receivables, and its and our obligations to one another for any potential futures sales of previously charged off receivables to them under the forward flow contract were extinguished. The settlement resulted in the recognition of the remaining $21.2 million in deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in restricted cash; inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net pre-tax gain of $11.0 million which is reflected within our Investments in Previously Charged-Off Receivables segment’s results for the three and nine months ended September 30, 2009.

With the Encore settlement now behind us, we do not expect our Investments in Previously Charged-Off Receivables segment to return immediately to pre-dispute profitability levels. Encore will no longer be purchasing the portfolios of previously charged-off receivables that this segment purchases from the securitization trusts that we service.  As such, the segment will likely hold such previously charged-off receivables on its balance sheet and collect on them—thereby giving rise to the aforementioned cost-recovery-induced expense and revenue timing mismatches. Additionally, even if our Investments in Previously Charged-Off Receivables segment were to identify a buyer for its holdings of these previously charged-off receivables, it is likely that such a buyer would pay significantly less than Encore did. Under its fixed-price commitment, Encore was paying a price that was reflective of the high valuations being place on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged-off paper is greater. Moreover, the volumes of previously charged off receivables coming out of the securitizations trusts that we service will fall significantly from the volumes that our Investments in Previously Charged-Off Receivables segment purchased prior to the beginning of the Encore dispute.

Notwithstanding the above-discussed factors surrounding our Investments in Previously Charged-Off Receivables segment’s purchases of previously charged-off receivables from the securitization trusts that we service, an increase in the availability of third-party charged-off paper has created several opportunities for us since the fourth quarter of 2008. We have been able to complete several large purchases of charged-off portfolios from third parties at attractive pricing.  The increasing supply of charged-off paper also is likely to result in further opportunities to acquire third-party charged-off receivables portfolios at prices under which we can generate significant returns, and subject to liquidity constraints, we expect to increase our purchases of charged off portfolios from third parties in the coming year.

Over the past year or so, our Investments in Previously Charged-Off Receivables segment has seen an improved environment for the purchase of Chapter 13 Bankruptcies. It recently obtained financing for these purchases as well as for normal delinquency portfolios.  The pricing of Chapter 13 Bankruptcies has been attractive enough to allow for our purchase of several sizable portfolios of this type that are expected to produce attractive returns for us. With our current credit facility available for Chapter 13 Bankruptcy and normal delinquency purchases, we expect to expand our purchasing activity over the coming months.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services:  (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. As of September 30, 2009, our Retail Micro-Loans segment subsidiaries operated 316 storefront locations.

After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states:  Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we completed the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008. By September 30, 2008, we had closed all remaining storefronts in Michigan and our unprofitable storefronts in Colorado and Oklahoma. For a limited number of profitable storefronts in Colorado and Oklahoma, however, we elected to continue operations, and we removed these storefronts from discontinued operations in our consolidated statements of operations for all periods presented. Our various discontinued operations within these six states were classified as assets held for sale on our September 30, 2008 condensed consolidated balance sheets and are included in the discontinued operations category in our condensed consolidated statements of operations for all periods presented.

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

During the three months ended September 30, 2009, we closed one location, bringing our total number of closed locations for the nine months ended September 30, 2009 to seven (including all of our locations in the U.K.), and we did not open any new locations. Excluded from these store closure numbers are twenty-seven locations in the State of Arkansas that have been classified as discontinued operations.  During the second quarter of 2009, we elected to close all the remaining locations in Arkansas due to an increasingly negative regulatory environment.  Because of the immateriality of the closed locations (outside of Arkansas) and the routine nature of these store closure decisions, we have not evaluated the need to segregate the seven locations closed in the first three quarters of 2009 as discontinued operations. We are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

Financial, operating and statistical metrics for our Retail Micro-Loans segment are detailed (dollars in thousands) in the following tables.

	For the Nine Months Ended September 30,
	2009	2008
Beginning number of locations (excluding locations discontinued and held for sale)	350	410
Locations reclassified from discontinued operations	—	31
Closed locations	(7)	(6)
Locations classified as discontinued operations (1)	(27)	—
Locations held for sale (2)	—	(81)
Ending continuing locations	316	354
(1)	Reflect stores located in the State of Arkansas.
(2)	Thirty-one of the stores listed as locations held for sale were later reclassified back into continuing operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Gross retail micro-loans fees (from continuing operations)	$19,393	$16,177	$52,635	$51,384
(Loss) income from continuing operations before income taxes	$4,369	$9	$(13,258)	$6,417
Loss from discontinued operations before income taxes	$—	$(1,628)	$(6,599)	$(7,855)
Period-end loans and fees receivable, gross	$37,350	$35,858	$37,350	$35,858

But for a $20.0 million goodwill impairment charge associated with continuing operations taken in the second quarter of 2009, we would have generated $6.7 million in income from continuing operations before income taxes within the Retail Micro-Loans segment during the nine months ended September 30, 2009. Based on these results, trending growth in revenues that we have been experiencing for our continuing operations over the past several months, the positive effects of our recent underwriting changes in reducing our charge-off levels, and the fact that our results for the three and nine months ended

September 30, 2009 included $2.0 million of operational and closing costs associated with our now-closed U.K. storefronts, we believe that we will continue to have profits at growing levels within this segment during the fourth quarter of this year and into 2010.

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

Our original platform, CAR, acquired in April 2005, consists of a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee.

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

During the third quarter of 2009, we paid off our CAR debt facility and one of the debt facilities underlying our ACC originated receivables as we were not able to reach satisfactory terms to renew or replace these debt facilities. In November 2009, however, we were able to obtain financing against our ACC auto finance receivables. In connection with this transaction, we repaid a $23.3 million debt facility secured by certain ACC auto finance receivables, combined those receivables with other ACC auto finance receivables and pledged these aggregated receivables against a $103.5 million amortizing debt facility.

Collectively, we serve 898 dealers through our Auto Finance segment in forty-one states and the District of Columbia.

Analysis of Statistical Data

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

	At or For the Three Months Ended
	2009			2008
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Period-end managed receivables	$283,640	$307,978	$327,038	$349,212	$372,313
Period-end managed accounts	41	42	43	45	47
Receivables delinquent as % of period-end loans:
Percent 30 or more days past due	19.8%	19.3%	18.1%	21.4%	19.5%
Percent 60 or more days past due	9.0%	7.8%	8.0%	10.4%	8.9%
Percent 90 or more days past due	4.7%	3.7%	4.6%	5.4%	4.4%

Average managed receivables	$296,247	$318,961	$338,340	$361,696	$378,178
Gross yield ratio	24.9%	24.1%	23.7%	24.8%	25.2%
Adjusted charge-off ratio	14.5%	14.9%	12.0%	11.7%	9.5%
Recoveries as % of average managed receivables	1.0%	1.4%	1.5%	1.6%	1.3%
Net interest margin	17.7%	16.8%	16.9%	17.5%	19.3%
Other income ratio	5.0%	5.6%	9.7%	6.8%	7.5%
Operating ratio	16.2%	18.3%	18.5%	21.4%	50.2%

	Retail Sales Data At or For the Three Months Ended
	2009			2008
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Retail sales	$9,300	$11,322	$18,299	$15,505	$15,930
Gross profit	$4,274	$5,138	$8,471	$7,027	$7,355
Retail units sold	829	993	1,601	1,312	1,383
Average stores in operation	6	7	10	12	12
Period-end stores in operation	6	6	8	12	12

Managed receivables.  Period end managed receivables have gradually declined since September 30, 2008 as we have curtailed purchasing and origination activities to preserve capital. As of September 30, 2009, only CAR and JRAS continue to purchase/originate loans—albeit at significantly reduced levels than those experienced in prior periods.  While we believe that purchases within the CAR platform will offset liquidations of previously existing receivables within that platform, we expect that net liquidations at ACC will continue to overshadow the CAR additions for the foreseeable future.

Delinquencies. September 30, 2009 delinquency rates are modestly above their prior year levels.  While increases in delinquencies are primarily due to generally worsening economic conditions, given the segment’s improved underwriting, better use of technology and improved collections, management believes that this relatively modest degradation in delinquencies is meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases.

Gross yield ratio, net interest margin and other income ratio. We have not experienced significant volatility in our  gross yield ratio and net interest margin over the past several quarters, although the effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins for the foreseeable future.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. As such, the other income ratio has moved in relative tandem with the volume of quarterly auto sales as set forth in the above table. The spike in the other income ratio in the first quarter of 2009 reflects higher seasonal purchases of used cars during the tax refund season. Future growth in our Auto Finance segment’s other income ratio will depend upon relative growth rates for JRAS versus CAR and ACC, as well as demand for autos within JRAS. Recent lot closures within JRAS also are expected to diminish its revenues and activities relative to those of CAR and are expected to put continuing pressure on the other income ratio.

Adjusted charge-off ratio and recoveries. We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio in the third quarter of 2009 was 14.5% compared to 14.9% in the second quarter of 2009 and 9.5% in the third quarter of 2008. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The increase in the adjusted charge-off ratio, therefore, reflects (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, and (2) the adverse macro-economic effects being seen throughout the auto finance industry. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally.

Operating ratio. The large increase in the third quarter 2008 operating ratio resulted from the CAR and ACC goodwill impairment charges during that quarter. Excluding goodwill impairment charges, the operating ratio in the third quarter of 2008 would have been 19.4%.  Removing the additional $1.7 million of JRAS goodwill impairment charges during the fourth quarter of 2008 would result in an operating ratio of 19.5%, consistent with the adjusted rate for the third quarter. The operating ratio in the Auto Finance segment has continued to decline in the first, second and quarters of 2009 primarily due to continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. We continue to adjust our variable costs to reflect the decline in our total managed receivables balances, and we expect this trend to continue until such time as our receivable levels drop at faster rates than the rates at which we can reduce our costs (particular when considering our fixed infrastructure costs at the various divisions within this segment). Based on current attrition rates, we expect for our operating ratio to continue to fall for the remainder of 2009 after which time fixed costs will likely cause the ratio to stagnate.

Future Expectations

Given our expectation of contractions in our auto finance receivables over the coming quarters, we should see overall reductions in our allowance for uncollectible loans and fees receivable under GAAP, offset somewhat by increases in reserve rates reflecting generally worsening economic conditions. Despite the improved pricing power that we now possess as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions and originations for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Additionally, given our decision to close six of JRAS locations during the first nine months of 2009, we expect unit sales (and gross profit levels) to continue to be below levels seen in similar periods for the prior year.  Considering all of these factors, we expect our Auto Finance segment to experience further GAAP losses throughout the balance of 2009. The effects on our Auto Finance segment results of our decision to minimize the capital we are investing in JRAS (e.g., by closing lots as we did during the first nine months of 2009) are profound, and but for JRAS, we would have experienced GAAP profits thus far in 2009.

Other Segment

Our Other segment recently encompassed various operations that were start-up in nature and did not individually meet separate reportable operating segment disclosure criteria. The operations of MEM, our U.K.-based, Internet, micro-loans provider, represent the only significant continuing operations within the Other segment, and its operations are not yet material to our consolidated results of operations. Our MEM operations have generated pre-tax profits of $3.2 million and $11.6 million, respectively, for the three and nine months ended September 30, 2009, and we expect to continue to profitably grow this business at a modest pace in future quarters. As of September 30, 2009, we had $20.5 million in net receivables associated with our MEM operations. Similar to our auto finance operations, we provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit. However, notwithstanding anticipated growing allowances for uncollectible loans and fees receivable, our U.K.-based on-line micro-loan originations should be profitable enough to overshadow the effects of allowance growth, thereby allowing our MEM operations to achieve growing GAAP profits for the next several quarters.

Liquidity, Funding and Capital Resources

We continue to see dislocation in the availability of liquidity as a result of the market disruptions that began in 2007.  This ongoing disruption has resulted in a decline in liquidity available to sub-prime market participants, including us, a widening of the spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make, and a decrease in advance rates for those loans.

Although we are hopeful that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and have now closed substantially all of our credit card accounts (other than those associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program). To the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while maintaining shareholder value to the greatest extent possible.

In September 2009, we were required to repay $81.1 million of notes payable within our Auto Finance segment as we were not able to reach satisfactory terms to renew or replace those debt facilities. However, in November 2009, after the repayment of a $23.3 million Auto Finance segment debt facility, we were successful in pledging all of our ACC operation’s auto finance receivables in exchange for a $103.5 million amortizing debt facility, the terms of which do not require any accelerated or bullet repayment obligation by us. Moreover, all of our Credit Card segment’s securitization facilities (as well as those of our Credit Card segment’s equity method investees) are expected to amortize down with collections on the receivables within their underlying securitization trusts with no bullet repayment requirements. As such, our only remaining material asset-backed debt facility that carries bullet repayment risks is a $28.8 million debt facility maturing January 31, 2010 that is secured by our JRAS subsidiaries’ auto finance receivables.

Having noted above that our risks of required bullet pay-off of asset-backed debt or securitization facilities is substantially diminished, we also note, however, that, given the prolonged period of weak and worsening payment rates on the assets underlying our debt and securitization facilities, our incoming cash flows could soon become significantly diminished as our various securitization and debt facilities are amortizing—particularly for those facilities that could soon enter early amortization status and with respect to which we would receive only servicing compensation that is not sufficient to cover our current overhead cost infrastructure. Our continuing challenge within our Credit Cards segment in particular for the fourth quarter of 2009 and into 2010 will be to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows, while preserving the value of our residual interests in our securitization trusts by not cutting costs too deeply. If we cannot meet this challenge, the values of our retained interests in our securitized credit card receivables could be further impaired and such impairments could be material to our operating results and financial position.  Similarly, liquidity challenges resulting from reduced payment rates and amortizing debt requirements within our other business lines could cause personnel and cost reduction efforts that likewise could materially impair the values of assets within our other business lines.

Our current efforts to preserve liquidity have resulted in and will continue to result in short and long-term growth and profitability trade-offs. For example, as noted throughout this report, we have closed substantially all of our credit card accounts (other than those underlying our Investment in Previously Charged-Off Receivables segment’s balance transfer program); consequently, each of our managed credit card receivables portfolios is expected to show more rapid net liquidations in balances than we have experienced in the past for the foreseeable future. Similarly, the lack of available financing for our Auto Finance segment has caused us to limit capital deployment to this business, which will cause contraction in its receivables and revenues over the coming months. Furthermore, in our MEM, U.K.-based, Internet, micro-loan operations, where we currently are continuing to selectively deploy capital specifically aimed at growing the business, the levels of capital that we plan to deploy are expected to allow for only modest growth. More aggressive growth would, over time, require additional liquidity beyond what is currently available to us.

At September 30, 2009, we had $116.0 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity. Details concerning our cash flows follow:

•
During the nine months ended September 30, 2009, we generated $379.2 million in cash flows from operations, compared to $466.5 million of cash flows from operations generated during the nine months ended September 30, 2008. The decrease principally reflects:  (1) lower collections of credit card finance charge receivables in 2009 relative to the same period in 2008 given diminished originations, diminished receivables levels, the effects on our margins of changes we made in response to past discussions with regulators and generally lower payment rates across our credit card portfolios throughout 2009 reflecting the economic stress we believe many of our customers are experiencing; and (2) the receipt of $87.4 million in tax refunds during the first quarter of 2008 as contrasted with no tax refunds during the first nine months of 2009. These impacts were offset somewhat by:  (1) declines in deposits required to be maintained with our third-party issuing bank partners and retail electronic payment network providers associated with declining receivables balances in our portfolio of credit card receivables in the U.K.; (2) growth in 2008 in inventory balances associated with our JRAS subsidiary which have now leveled off; (3) lower marketing expenses in 2009 than in 2008; and (4) the $114.0 million securitization gain recognized in the three months ended September 30, 2009.

•
During the nine months ended September 30, 2009, we used $210.0 million of cash in investing activities, compared to using $436.6 million of cash in investing activities in the nine months ended September 30, 2008. This decrease reflects the fact that we had significantly lower net investments in our securitized and non-securitized earning assets in 2009 relative to 2008. This is consistent with liquidations of our originated purchased portfolios, account closure account actions taken by us to preserve capital and the fact that we have experienced no meaningful originations in 2009 for which we had to fund new purchases. We expect further declines in net cash used in investing activities as we currently do not anticipate any material originations of new credit card accounts or substantial growth in our other business lines or significant purchases of new equipment, thus reducing the amount of cash used to fund such investments. These decreases were offset slightly by our buy-out of all other members of our longest standing equity-method investee.

•
During the nine months ended September 30, 2009, our financing activities used $144.8 million of cash, compared to using $46.4 million of cash in the nine months ended September 30, 2008. The increase primarily reflects decreased draws and net pay-downs on outstanding debt facilities, primarily associated with our (1) ACC operations as we continue to experience net declines in receivables within those operations and were required to pay off the most significant debt facility within these operations in September 2009 and (2) CAR operations as we were required to pay off the debt facility underling its operations in September 2009.

We had no material unused draw capacity under our debt and securitization facilities as of the end of the third quarter 2009. As such, our $116.0 million of unrestricted cash on our condensed consolidated balance sheet represents our maximum available liquidity at September 30, 2009. Subsequent to September 30, 2009, however, we derived additional liquidity from our ACC debt financing arrangement discussed throughout this Report, and a tax law change was enacted that could allow us to obtain tax refunds through the carry-back of certain net operating losses that we have incurred. While we have not yet finalized our computations of the refunds that could result under the new tax legislation and while the timing of our receipt of the refunds is not yet known, we believe that our ultimate maximum refund potential may be as much as approximately $50 million. We also continue to aggressively pursue a number of new financing facilities and liquidity sources, including, replacements for our CAR Auto Finance segment debt facility, which we were required to repay in September 2009. If such financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities to include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened significantly in 2008 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $116.0 million in aggregate September 30, 2009 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among and within all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $116.0 million in unrestricted cash balance.

The current global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed securitization financing for our originated portfolio activities at attractive advance rates in the last down cycle, the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as they are currently. Additionally, while we were successful during that down cycle in obtaining asset-backed securitization financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing is currently not available from traditional market participants. Last and most significant is the adverse impact that the current global liquidity crisis is having on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by many economists to further increase. Lower assets values and higher rates of job loss and levels of unemployment have translated into reduced payment rates within the credit card industry generally and for us specifically.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund both (1) further repurchases of our convertible senior securities and stock, which at current prices we believe provide returns that on a risk-adjusted basis are far superior to our potential returns from organic growth in the current environment, and (2) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment. As of September 30, 2009, we are authorized to repurchase 10,000,000 common shares under our share repurchase program that our board of directors authorized in May 2008, and this authorization extends through June 30, 2010.

Additionally, given our current liquidity position and future liquidity prospects as noted elsewhere throughout this Report, we may need to rely on debt or equity issuances or possible exchange offerings, none of which are assured, in order to meet our May 2012 obligation to satisfy, in cash payments, conversions of our May 2005 convertible senior notes, of which $231.5 million in face amount are outstanding.

Securitization Facilities

Our most significant source of liquidity is the securitization of our credit card receivables. The weighted-average borrowing rate on our securitization facilities was 2.5% at September 30, 2009, and the maturity terms of our securitizations vary. In the table below, we have noted the securitization facilities (in millions) with respect to which substantially all of our managed credit card receivables serve as collateral as of September 30, 2009. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
December 2009(2)	$12.5
January 2010(3)	750.0
October 2010(4)	117.9
January 2014(5)	38.3
September 2014(6)	9.1
April 2014(7)	276.2
Total	$1,204.0

(1)
Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or consolidated balance sheet items included herein.

(2)
Represents the anticipated final scheduled monthly payment date for a $300.0 million facility issued out of our lower-tier originated portfolio master trust; through September 30, 2009, amortization payments aggregating $287.5 million had been made against the outstanding balance of this facility.  Subsequent to the end of the third quarter, this facility was fully paid.

(3)
Upon expiration of this two-year variable funding note facility issued out of our upper-tier originated portfolio master trust, the facility provides for continued funding of all cardholder purchases on all accounts in existence upon expiration of the facility with any residual cash flows (i.e., cash collected from cardholders, less purchases, servicing costs and debt service costs) to be applied toward amortizing repayment of the investor. Should this facility enter into early amortization before expiration, however, the terms of the facility would not allow for the funding of purchases; however, the facility would follow the same general repayment sequence as mentioned above with the ultimate timing of amortizing repayments limited to the available residual cash flows (i.e. we would not be required to supplement cardholder collections by the trust to repay the facility).

(4)
Represents the end of the revolving period for a conduit facility issued out of our lower-tier originated portfolio master trust.  The committed amount of this facility is $400.0 million.  Currently, however, we do not anticipate any further draws on this facility.

(5)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

(6)
Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

(7)	In April 2007, we closed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

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

and in some cases include corporate-level covenants (including minimum equity levels, minimum tangible equity levels, maximum permitted quarterly reductions in equity levels, and minimum  liquidity levels) and cross-default covenants, the violation of which at varying levels could result in (1) curtailed future draws on the facilities, (2) “cash trapping” (e.g., the accumulation of cash within the facility to fund a reserve) within the structures or (3) early amortization of the facilities within the structures. We have closely monitored the covenants, and we have exercised the discretion afforded to us under the facilities to avoid to the greatest extent possible the triggering of these events. However, because we have experienced a prolonged period of substantially reduced consumer payment rates, we believe that our upper and lower-tier originated portfolio master trust securitization facilities run a heightened risk of entering early amortization status. As noted throughout this Report, early amortization of these facilities would have adverse effects on our liquidity during the early amortization period, and the reflection of a buyer’s discount to reflect the heightened risk of early amortization of the facilities in our retained interest fair value computations as of September 30, 2009 has had adverse effects on our third quarter 2009 operating results and the book value of our equity as of September 30, 2009.

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

In June 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of September 30, 2009, the outstanding balance of the notes held by the partnership was £1.0 million ($1.6 million). The notes held by the partnership comprise 0.6% of the $276.2 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at U.K. LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of September 30, 2009, our deposit with Urban Trust decreased to $11,000, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

Forward-Looking Information

We make forward-looking statements throughout this report including statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, acquisitions and other opportunities, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, changes in collection programs and practices, securitizations and gains from securitizations, changes in the credit quality of our on-balance sheet loans and fees receivable, account growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of our Auto Finance segment, the growth and performance of receivables originated over the Internet, our plans in the U.K., the performance of our U.K. Portfolio of credit card receivables, the sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our ability to raise funds and renew or replace securitization and financing facilities, our losses on and income from equity-method investees, the levels of our ancillary and interchange revenues, our servicing income levels and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

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

We incur gap risk within our Credit Cards segment because the debt underlying our securitization trust facilities reprices monthly; whereas, some of our receivables do not adjust automatically (as in the case of our U.K. Portfolio) unless we specifically adjust them with appropriate notification. Under ordinary circumstances, this gap risk is relatively minor, however, because we generally can reprice the substantial majority of our credit card receivables in response to a rate change. We note our gap risk currently is much more significant than normal as Columbus Bank and Trust refused to re-price a substantial number of credit card accounts in violation of our agreements with Columbus Bank and Trust; we are litigating against CB&T regarding this refusal and are seeking damages against CB&T.

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

At September 30, 2009, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At September 30, 2009, $695.8 million of our total managed credit card receivables were priced at their floor rate. Although not keenly relevant to the current accommodative interest rate environment, if we experience a long-term increase in LIBOR, our earnings and cash flows will be adversely affected until the variable rate pricing on the $695.8 million in receivables (as hypothetically determined under the assumption that there was no floor rate) rises to the level of their floor rate.

Auto Finance Segment. At September 30, 2009, all of our Auto Finance segment’s loans receivable were fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment to the extent that we have debt facilities that are priced at a spread over floating commercial paper rates. In a rising rate environment during which material levels of floating rate Auto Finance segment debt facilities are outstanding, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. Given the current accommodative rate environment, and should we obtain material levels of floating rate Auto Finance segment debt facilities in the future, we may choose to effectively fix our floating rate exposure at lower levels. This may be accomplished via derivative instruments such as interest swaps or interest rate caps, and we may elect to enter into these arrangements even if, by their nature or structure, they are not perfect hedges from an accounting perspective.

Foreign Currency Risk

Our Sterling-denominated investments in the United Kingdom (£23.7 million as of September 30, 2009) have created balance sheet exposure to currency exchange rates. Specifically, the translation of the balance sheets of our U.K. operations from their local currencies into U.S. dollars is sensitive to changes in U.S. dollar/ U.K. sterling currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheets. We also will have transactional gains and losses that are caused by changes in foreign currency exchange rates. These transactional gains and losses flow through our consolidated statements of operations. We have not hedged our foreign currency risk.

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

On May 23, 2008, CompuCredit Corporation and one of our other subsidiaries filed a complaint against CB&T in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide us rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to permit certain marketing, all in violation of the agreements among the parties. Also in this litigation, CB&T has asserted claims against CompuCredit Corporation for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it has incurred associated with CompuCredit Corporation’s contractual relationship with CB&T.  Settlement discussions are at an advanced stage, but CompuCredit cannot provide any assurances regarding their outcome.

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

 CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that are the subject of the class action securities case. Our Board of Directors appointed a special litigation committee to investigate the allegations; that investigation has now been concluded, and we are in the process of communicating that conclusion to Ms. Sue An’s legal counsel.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and will cause fluctuations in our net income. For instance, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. Similarly with respect to financing agreements secured by our on-balance-sheet receivables, levels of loss and delinquency could result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth. Recent payment and default trends appear likely to substantially reduce the cash flow that we receive from these securitized receivables.  Early amortization events with respect to our securitizations also reduce the cash flow that we receive.

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. We obtain the receivables that we securitize and retain on our balance sheet in one of two ways—we either originate the receivables or purchase pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in 2001, we suffered a substantial loss after we increased the discount rate that we used in valuing our retained interests to reflect the higher rate of return required by securitization investors in sub-prime markets. These losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. We have no immediate plans to issue or acquire significant higher-grade receivables. More recently, we began to experience reductions in payments, and default rates have increased and may increase further in the future. While we believe that the discount rate and early amortization assumptions that we use to value our retained interests accurately reflect the risks attendant to these increases, it is impossible to make this determination with certainty at the current time.

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

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Assuming that we meet applicable financial covenants and other conditions (and there is a heightened risk that we will not), our principal credit card receivables securitization facilities alleviate, until January 2010 and October 2010, our principal exposure to advance rate fluctuations within our upper-tier originated portfolio master trust and our lower-tier originated portfolio master trust, respectively. In the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or securitization or financing arrangements otherwise become unavailable to us on acceptable terms, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinated “retained interests” in our securitizations that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently, funding for sub-prime lending has been largely unavailable. Some of these concerns are discussed more fully below.

 As our securitization and financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the investors and no longer are reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facility being repaid, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash. In response to this risk, we have now closed substantially all of our credit card accounts to new purchases, and we also could decide to sell assets at less than favorable prices.

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

Increases in required minimum payment levels have impacted our business adversely. For some time, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. Prior to recent changes to our minimum payment requirements, we requested a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that was sufficient to cover over-limit, late and other fees—a minimum payment level that was designed to prevent negative amortization. However, we had historically followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they made a minimum payment of only 3% or 4% (depending upon the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, 3.8% of our U.S. accounts and 5.9% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2006. However, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, we began a review of our practices in this area during the second quarter of 2006. As a result of this review and in keeping with our goals of maintaining our consumer-friendly practices in this area, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become ninety or more days delinquent. We made several additional consumer-friendly changes in 2007 and 2008 that had the effect of reducing negative amortization, including a change in the fourth quarter of 2007 whereby we began to reverse fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization. Moreover, we modified our minimum payment requirements in some cases to require a minimum payment equal to 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle. Based on our various changes to our practices in this area, U.S. accounts representing only 0.01% of our U.S. credit card receivables were experiencing negative amortization at September 30, 2009. The changes that we have made have adversely impacted and are likely in the future to adversely impact amounts collected from cardholders and therefore our reported fee income and delinquency and charge-off statistics. Additionally, based on on-going discussions with our issuing bank partners, evolving minimum payment practices in the credit card industry, and our desire to continue to lead the industry in the application of consumer-friendly credit card practices, we may make further payment and fee-related changes in the next six to twelve months, and while it is possible that some of these changes may even be beneficial to our financial position and future results of operations, we do not yet know how these changes would affect our customers’ payment patterns and therefore us.

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is extremely difficult to find lenders willing to fund our automobile lending activities. To the extent that any potential debt facilities within our Auto Finance segment carry higher interest rates and lower advance rates than the funding that we historically have obtained, our growth rates will be adversely affected, we may face periods of liquidations in our Auto Finance segment receivables (which we currently are experiencing), and our profitability and returns on equity may be reduced. We also may not be able to renew or replace our remaining Auto Finance segment facilities when they become due, in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. In April 2007, we purchased a portfolio in the U.K. having a face amount of approximately £490 million ($970 million) as of the date of purchase, and as of September 30, 2009, credit card portfolio acquisitions accounted for 30.7% of our total credit card managed receivables portfolio based on our ownership percentages.

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

We are party to substantial litigation. As more fully discussed above, we are defendants in a significant number of legal proceedings. This includes litigation relating to our relationship with CB&T, securities class action litigation resulting from the decline in our stock price, litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions that we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit Holding’s SEC filings unless otherwise indicated:

3.1	Amended and Restated Bylaws of CompuCredit Holdings Corporation	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT HOLDINGS CORPORATION

November 9, 2009	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)