Form 10-K
period 2009-12-31
CompuCredit Holdings Corp
filed 2010-03-05
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-K

For the fiscal year ended December 31, 2009

of
COMPUCREDIT HOLDINGS CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-53717

Five Concourse Parkway, Suite 400
Atlanta, Georgia 30328
(770) 828-2000

CompuCredit’s common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”).

CompuCredit (1) is required to file reports pursuant to Section 13 or Section 15(d) of the Act, (2) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and (3) has been subject to such filing requirements for the past ninety days.

CompuCredit believes that during the 2009 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in CompuCredit’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

CompuCredit is a smaller reporting company and is not a shell company.

The aggregate market value of CompuCredit’s common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by nonaffiliates as of June 30, 2009 was $39.0 million. (For this purpose, directors and officers have been assumed to be affiliates, and we have excluded 3,651,069 of loaned shares at June 30, 2009.)

As of February 28, 2010, 47,770,624 shares of common stock, no par value, of the registrant were outstanding. (This excludes 2,252,388 loaned shares to be returned as of that date.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CompuCredit’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions that we may take including account closures and modifications, changes in collection programs and practices, securitizations and gains and losses from securitizations, changes in the credit quality of our on-balance-sheet loans and fees receivable, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”) and other regulators on both us and the banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the profitability of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet or television, our plans in the United Kingdom (“U.K.”), the impact of our U.K. portfolio of credit card receivables (the “U.K. Portfolio”) on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds or renew financing facilities, our income in equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in the other documents that we file with the SEC, including the following:

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the effect of the current adverse economic conditions on our revenues, loss rates and cash flows;

•	the uncertainties related to, and the impact of, the contemplated spin-off of our micro-loan businesses;

•	the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowance for uncollectible loans and fees receivable and estimates of loan losses;

•	the availability of adequate financing;

•	the possible impairment of goodwill;

•	the future prospects of our Internet lending business in the U.K. and the United States (“U.S.”);

•	our ability to reduce or eliminate overhead and other costs to lower levels consistent with the contraction of our loans and fees receivable and other income-producing assets;

•	our relationship with the banks that provide certain services that are needed to operate our business; and

•	theft and employee errors.

Most of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. There also are other factors that we may not describe (generally because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit Holdings Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit Holdings Corporation and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Emblem®, Embrace®, Emerge®, Fanfare®, Imagine®, Majestic®, Monument®, Purpose®, Purpose Money®, Salute®, Tribute® and other trademarks and service marks in the “U.S.” and the U.K.

ii

PART I

ITEM 1.	BUSINESS

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

Potential Spin-Off of Micro-Loan Businesses

On November 5, 2009, our Board of Directors authorized management to review and evaluate the merits of a proposal to spin-off our U.S. and U.K. micro-loan businesses into a separate, publicly traded company called Purpose Financial Holdings, Inc. (“Purpose Financial”). Once management completes its review and evaluation, the Board will discuss and consider the merits of the proposal.  In connection with management’s review of the proposal to spin-off our U.S. and U.K. micro-loan businesses,  Purpose Financial filed a Form 10 Registration Statement and a related Information Statement on January 4, 2010.  The spin-off remains subject to a number of conditions, including, among others:

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10, to be effective;

•
our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the private letter ruling that we received from the Internal Revenue Service (“IRS”) not being revoked or modified in any material respect;

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance; and

•
the nonexistence of any order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement.

We cannot assure you that any or all of these conditions will be met.

The Board of Directors is contemplating the spin-off of Purpose Financial because it believes that separating the micro-loan businesses from us may be in our and our shareholders’ best interests.  This belief is based, in part, on the following potential benefits which the spin-off is expected to provide:

•	greater access for us to banks and potential investors that do not do business with companies that own micro-loan businesses, even where the business opportunity does not involve micro-loans;

•
increased ability for us to:  maintain and attract banking relationships; partner with private equity funds, hedge funds, and financial institutions in acquiring credit card portfolios and other assets; and obtain debt financing from financial institutions for credit card portfolio and other asset acquisitions and for day-to-day operations;

•	ability of each company’s management to separately pursue the business strategies best suited to its long-term interests;

•	greater market recognition and valuation due to the ability of analysts, shareholders and prospective investors in each company to better evaluate the merits of each company; and

•	stronger correlation between management incentives and each company’s performance.

General

A general discussion of the business of CompuCredit Holdings Corporation follows. For additional information about our business, including specific descriptions of how we market and segment customers and other operational items, please visit our website at www.compucredit.com.

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We have contracted with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards, and we have purchased the receivables relating to such accounts on a daily basis.

Our product and service offerings also include:  small-balance, short-term cash advance loans—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans) for 30 days or less and to which we refer as “micro-loans;” installment loan and other credit products; and money transfer and other financial services.  These loans and products are marketed through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin and over the Internet in the U.S. and U.K.

We also are collecting a portfolio of auto finance receivables that we previously originated through franchised and independent auto dealers, purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the “buy-here, pay-here” used car business and selling used automobiles through our own buy-here, pay-here lots.

Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

We reflect our business lines within five reportable segments by which we manage our business:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans. We describe these segments below. (See, Note 4, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)  If we consummate the spin-off, we will change our reportable segments to three segments:  Credit Cards; Investments in Previously Charged-Off Receivables; and Auto Finance. The following discussion is based on the five reportable segments as they were structured for the fiscal year ended December 31, 2009.

The most significant business changes or events during the year ended December 31, 2009 were:

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

•
Our third quarter change in assumption in computing the fair value of our retained interests in our securitization trusts to reflect our determination during that quarter that a buyer of the residual interests we hold in our upper-tier and lower-tier originated portfolio master trusts would likely discount the price that they would pay for the residual interests to reflect the risk that the securitization facilities could soon enter early amortization status—thereby materially delaying the buyer’s receipt of cash flows until the underlying securitization facilities were completely repaid;

•	Our recognition of a $114.0 million securitization gain in the third quarter in connection with the cancellation of certain notes issued out of our upper-tier originated portfolio master trust;

•
Our recognition of an $11.0 million net pre-tax gain in the third quarter associated with our settlement with Encore over its claims that we breached contract and its failure to purchase certain previously charged-off receivables accounts under its forward flow contract with us;

•
Our third quarter repayment of $81.1 million of notes payable associated with our ACC and CAR operations within our Auto Finance segment as we were not able to reach satisfactory terms to renew or replace these debt facilities at that time, followed shortly thereafter in the fourth quarter by our issuance of a new, amortizing, non-recourse $103.5 million debt facility secured by auto finance receivables associated with our ACC operations within our Auto Finance segment and our issuance of a new, non-recourse $50.0 million line of credit secured by auto finance receivables associated with our CAR operations within our Auto Finance segment; and

•
Our fourth quarter de-securitization of our lower-tier credit card receivables, our recording of these receivables on our balance sheet at their fair value in connection with our prior fair value option election made with respect to such receivables under applicable accounting rules, and our repayment of all securitization facilities that were secured by such receivables with the consent of the investor in the lower-tier originated portfolio master trust.

Credit Cards Segment. Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us and our equity-method investees. This segment includes the activities associated with substantially all of our credit card products.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly credit card practices. For example, we made certain changes to our collections programs and practices and changes to our billing and fee crediting practices principally in 2007 in connection with our efforts to address negative amortization regulatory requirements; those changes had the effect of increasing our delinquencies and charge-off levels and ratios and decreasing our net interest margins and other income ratios. Because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive and some of which may produce adverse effects on our operating results and financial position. For example, we currently are assessing and may determine that further adverse changes are necessary to implement the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) and regulations issued in January 2010 by the Federal Reserve Board to implement the CARD Act.

We generally “securitize” our credit card receivables in order to obtain the most favorable financing terms and rates, and in December 2007, we securitized a significant portfolio (comprised of our lower-tier credit card receivables) in an off-balance-sheet securitization. These receivables were subsequently de-securitized and re-consolidated at their fair value during the fourth quarter of 2009 as the outside investor in the securitization trust consented to our repayment of the securitization facility underlying the trust and thus we became the sole beneficiary in the trust.  Given these fourth quarter 2009 transactions, we have only two categories of credit card receivables that are reported on our consolidated balance sheet at December 31, 2009—our lower-tier credit card receivables (which are reported at fair value) and those credit card receivables associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program (which are reported at net realizable value).  All other credit card receivables are securitized in off-balance-sheet securitization trusts, our retained interests in which are presented under the securitized earning assets caption on our consolidated balance sheets. Our fees and related income on these securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees.

Also reflected within our Credit Cards segment results are equity in the income of equity-method investees and servicing income revenue sources as well as income or losses associated with ancillary investments in others’ asset-backed securities. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees.

During periods in which we hold credit card receivables on our consolidated balance sheet (i.e., in periods in which they are not securitized), our consolidated statement of operations revenue categories most affected by delinquency and credit loss trends with respect to such on-balance-sheet receivables are the net interest income, fees and related income on non-securitized earnings assets category (which is net of fair value adjustments for credit card receivables reported at fair value and a provision for loan losses for credit card receivables reported at net realizable value)).

In contrast, for all off-balance-sheet credit card receivables, the fees and related income on securitized earning assets category is the exclusive consolidated statement of operations category that bears the effects of delinquency and credit loss trends with respect to such credit card receivables.

Our most recent credit card receivables acquisition was an April 2007 acquisition of a portfolio of approximately £490 million ($970 million) in face amount of credit card receivables (associated with 594,000 underlying managed accounts) from Barclaycard, a division of Barclays Bank PLC in the U.K. (the “U.K. Portfolio”). We paid the purchase price of £383.5 million ($766.4 million) in cash and then securitized the U.K. Portfolio’s receivables. Preceding this acquisition were several other portfolio acquisitions aggregating $6.3 billion in face amount of purchased credit card receivables from 1998 through 2005; such acquisitions were made in some cases through our wholly owned subsidiaries, in some cases through majority owned subsidiaries in which non-controlling interests were owned by lending or investing partners, and in some cases through equity-method investees in which lending and investing partners also had interests. The effects of the 1998 through 2005 acquisitions on our financial position and results of operations are significantly diminished relative to prior periods and continue to further diminish with the liquidation of these acquired portfolios.

We decide whether to grow receivables levels through our origination efforts or to acquire other portfolios based upon several factors, including credit quality and financing availability and costs. We assess credit quality using an analytical model that we believe predicts the likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. Our analysis enables us to better identify consumers within the financially underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios to identify those that may be more valuable than the seller or other potential purchasers might recognize.

Customers at the lower end of the FICO scoring range intrinsically have higher loss rates than do customers at the higher end of the FICO scoring range. As a result, during periods in which we have experienced originations or repricings of acquired credit card receivables portfolios, we have priced our products to reflect this greater risk—with these customers paying higher prices for our products than they would pay if their FICO scores were higher. As such, our products are subject to greater regulatory scrutiny than the products of prime lenders who can price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations—Credit Cards Segment” and Item 1A, “Risk Factors.”

As is customary in our industry, we have financed most of our credit card receivables by selling them to a securitization vehicle, such as a trust, that in turn issues notes or sells participation interests. The rates of return that purchasers have required and the percentage of the funding that the purchasers have been willing to provide (as contrasted with the subordinated portion that we must provide), which is known as the advance rate, have been our two most significant financial considerations.

Beginning in 2007, as financing became increasingly difficult to obtain on terms as favorable as those that we previously obtained, we significantly curtailed our marketing efforts and the issuance of new cards. The financing environment worsened significantly in 2008 and did not recover sufficiently to support our credit card originations in 2009. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality for us for the foreseeable future. As a result, we are closely monitoring and managing our liquidity position and have closed substantially all accounts to new purchases. We also have taken other actions (including reducing our overhead infrastructure, which was built to accommodate higher account originations and managed receivables levels) in an effort to bolster our cash position. Some of these actions, while prudent given the challenging liquidity environment, have the effect of reducing our profitability. For example, in an environment in which funding is available, we ordinarily would be seeking to market new accounts and expand credit lines for our most profitable consumers, but in the current environment, our liquidity situation mandates that we reduce our credit lines and exposure—even to our most profitable customers.

The current global financial crisis differs in key respects from our experiences during the last financial downturn that we experienced in 2001 through 2003. First, while we had difficulty obtaining asset-backed securitization financing for our originated portfolio activities at attractive advance rates during that prior time period, the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as they now are. Additionally, while we were quite successful during that time period in obtaining asset-backed securitization financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing currently is not available from traditional market participants. Last and most significant is the adverse impact that the current global liquidity crisis has had on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by some economists to increase further. Lower asset values and higher rates of job loss and the overall level of unemployment recently have translated into reduced payment rates and higher charge off rates within the credit card industry generally and for us specifically. This extended period of reduced payment rates and higher charge off rates has resulted in significantly curtailed cash flows to us from our securitization trusts (e.g., the terms of our securitization facilities have required them to accumulate or retain cash or use it to repay investor notes on an accelerated basis, rather than distribute it to us) and has caused significant impairments in the values of our retained interests in our securitized credit card receivables.

Investments in Previously Charged-Off Receivables Segment. Our Investments in Previously Charged-Off Receivables segment consists of the operations of our debt collection subsidiary, Jefferson Capital Systems, LLC (“Jefferson Capital”). Through this subsidiary, as market conditions and other factors justify, we acquire and sell previously charged-off credit card receivables and apply our collection expertise to the receivables we own. Revenues in this segment are classified as fees and related income on non-securitized earning assets in our consolidated statements of operations.

In 2005, our Investment in Previously Charged-off Receivables segment entered into a forward flow contract to sell previously charged-off receivables to a subsidiary of Encore Capital Group, Inc. (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which we refer, “Encore”). On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the contract (based upon then-outstanding allegations made by the Federal Trade Commission (“FTC”)). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties proceeded to resolve these disputes through arbitration. Immediately prior to the arbitration panel hearing in the third quarter of 2009, we settled our outstanding disputes with Encore. The settlement resulted in the recognition of the remaining $21.2 million in deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net gain of $11.0 million which is reflected in our consolidated statements of operations for the year ended December 31, 2009.

With settlement of the Encore dispute and its commitment under the settlement terms to resume placements of balance transfer program volumes to us, we expect improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. Beyond the committed Encore placement volumes under the program, we also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties.  We also note that we began exploring a balance transfer program in the U.K. in the second quarter of 2008; this program generated modest revenues in 2009 and although it is expected to grow rapidly, its results are not anticipated to be material in 2010.

Most of our Investments in Previously Charged-Off Receivables segment’s acquisitions of normal delinquency charge offs recently have been comprised of previously charged-off receivables from the credit card receivables we own and the securitization trusts we service. Until the dispute arose with Encore in 2008, the segment had, almost simultaneously with each of its purchases from these securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter of 2008, however, as a result of Encore’s refusal to purchase receivables under the forward flow contract. During the term of this now-settled dispute, our Investment in Previously Charged-Off receivables segment retained its purchased charge offs on its balance sheet and undertook collection activities to maximize its return on these purchases. The retention of these receivables caused significant reductions in its earnings given the mismatching of cost recovery method collection expenses with their associated revenues (i.e., as collection expenses were incurred up front, while revenue recognition was delayed until complete recovery of each respective acquired portfolio’s investment). However, our third quarter 2009 settlement with Encore allowed our Investments in Previously Charged-Off Receivables segment to dispose of volumes of previously charged off receivables that had built up on its balance sheet during the term of the Encore dispute and record the $11.0 million net pre-tax gain described above.

With the Encore settlement now behind us, we do not expect our Investments in Previously Charged-Off Receivables segment to return immediately to pre-dispute profitability levels. Encore will no longer be purchasing the portfolios of previously charged-off receivables that this segment purchases from us and from the securitization trusts we service.  As such, the segment will likely hold such previously charged-off receivables on its balance sheet and collect on them—thereby giving rise to the aforementioned cost-recovery-induced expense and revenue timing mismatches. Additionally, even if our Investments in Previously Charged-Off Receivables segment were to identify a buyer for its holdings of these previously charged-off receivables, it is likely that such a buyer would pay significantly less than Encore did. Under its fixed-price commitment, Encore was paying a price that was reflective of the high valuations being placed on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged-off paper is greater. Moreover, the volumes of previously charged off receivables coming out of the securitizations trusts that we service will fall significantly from the volumes that our Investments in Previously Charged-Off Receivables segment purchased prior to the beginning of the Encore dispute.

Notwithstanding the above-discussed factors surrounding our Investments in Previously Charged-Off Receivables segment’s purchases of previously charged-off receivables from us and the securitization trusts we service, an increase in the availability of third-party charged-off paper has created several opportunities for us since the fourth quarter of 2008. We have been able to complete several large purchases of charged-off portfolios from third parties at attractive pricing.  The increasing supply of charged-off paper also is likely to result in further opportunities to acquire third-party charged-off receivables portfolios at prices under which we can generate significant returns, and subject to liquidity constraints, we expect to increase our purchases of charged off portfolios from third parties in the coming year.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services:  (1) small-balance, short-term cash advance loans—generally less than $500 for 30 days or less and to which we refer as “micro-loans;” (2) installment loan and other credit products; and (3) money transfer and other financial services. These loans and products are marketed through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. Our revenues in this segment primarily consist of fees and/or interest earned on our cash advance, installment loan and other credit products, as well as various transactional fees earned on our money transfer and other financial services. Our Retail Micro-Loans segment marketed, originated, invested in, and/or serviced $440.3 million in micro-loans during 2009, which resulted in 2009 revenue of $73.1 million and net loans and fees receivables of $34.0 million at December 31, 2009.

In most of the states in which our Retail Micro-Loans segment operates, we make loans directly to customers against personal checks, which are held until the customers repay the loan principal and fees or until the holding period has expired (typically 14 days). This form of business is generally referred to as a “deferred presentment” service. In exchange for this service, we receive an earned check fee typically ranging from approximately 15% to 17% of the advance amount. This deferred presentment model operates under the authority of state-governed enabling statutes. The form and structure of these deferred presentments may change in accordance with corresponding changes in state, local and federal law.

We also cash checks for our customers at a fee calculated as a percentage of the face of the check in certain locations. We also may charge and collect additional fees for loan originations, returned checks, late fees and other fees as allowed by governing laws and statures. Currently, origination fees range from $15 to $30 dollars but are subject to change pursuant to changes in applicable laws. Fees for returned items declined due to NSF and closed accounts are typically set by state and range from $30 to $50, while late fees, which also vary by state, can be as high as $50.

Customers obtain micro-loans from us by visiting our retail storefronts and completing the loan application process. Once the application is completed by the customer, the store personnel review the documents to ensure that the information provided is accurate and sufficient to make an informed underwriting decision.  Once approved by our underwriting model, the customer signs an agreement that outlines the micro-loan terms. The customer then provides a check or ACH authorization to cover the amount of the micro-loan plus any fees or interest associated with the micro-loan. By signing the micro-loan agreement, the customer agrees to return on the date specified, typically his/her pay date to “buy back” his/her check or revoke his/her ACH authorization, thus repaying the micro-loan including any fees or interest outstanding. Should the customer fail to return on the specified date, we may deposit his/her check or initiate the ACH previously authorized by the customer. In addition to the balance of the micro-loan and associated fees or interest, we may also seek to collect any applicable NSF and/or late fees accrued.

In states where permissible by law, we may offer alternative products to micro-loan customers as well as to customers who do not obtain micro-loans from us. Product and service offerings include check cashing, as well as services offered by independent third parties through contractual agreements with us. These third-party products and services include tax preparation services, money order and wire transfer services and bill payment services.

Our deferred presentment service businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations or new or more restrictive laws or regulations, or interpretations thereof, will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.  For example in the state of South Carolina, new laws have been enacted to require the use of a database to limit consumers to one outstanding micro-loan.  The effects of this new regulation could result in a loss of customers because many of our customers currently have outstanding loans with our competitors in addition to us, and they will be forced to choose and utilize the services of only one micro-loan provider. We are active in the Financial Service Centers of America (“FISCA”) and continually monitor federal, state and local regulatory activity through FISCA, as well as state and local lobbyists.

From the inception of our retail micro-loan operations through mid-2007, we embarked on a strategy of converting our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we saw increasingly stringent lending regulations (which in many cases precluded the execution of our multi-product line strategy) and possible evidence of market saturation, both of which resulted in revenue growth that did not meet our expectations. At the same time, we saw rising delinquencies and charge offs in almost all of the states where we had retail micro-loan operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states:  Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we completed the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008. By September 30, 2008, we had closed all remaining storefronts in Michigan and our unprofitable storefronts in Colorado and Oklahoma. For a limited number of profitable storefronts in Colorado and Oklahoma, however, we elected to continue operations, and we have removed these storefronts from discontinued operations in our consolidated statements of operations for all periods presented. Our various discontinued operations within these six states are included in the discontinued operations category in our consolidated statements of operations for all periods presented.

During the first quarter of 2008, after reevaluating the capital required for sustaining start-up losses associated with our eighty-one store locations in Texas, we decided to pursue a sale of our Texas store locations—a sale that was completed in April 2008. We have included our Texas results in the discontinued operations category in our consolidated statements of operations for all periods presented.   In connection with our decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Texas operations, thereby resulting in a $1.1 million impairment loss that is reported within loss from discontinued operations in 2008. This valuation analysis was based on then-current internal projections and then-existing market data supporting valuation prices of similar companies.

Additionally, during the second quarter of 2009, we elected to close all the remaining locations in Arkansas due to an increasingly negative regulatory environment.  We have included our Arkansas results in the discontinued operations category in our consolidated statements of operations for all periods presented.  In connection with our second quarter 2009 decision to discontinue our Arkansas retail micro-loan operations, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $3.5 million impairment loss that is reported within loss from discontinued operations in the year ended December 31, 2009. In connection with this reallocation, we performed a valuation analysis with respect to the remaining goodwill associated with our continuing Retail Micro-Loans segment operations based on current internal projections of residual cash flows and existing market data supporting valuation prices of similar companies; this analysis yielded an additional $20.0 million goodwill impairment charge associated with these continuing operations that is reflected within our condensed consolidated statement of operations for the year ended December 31, 2009.

During the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we focused on potential opportunities in the U.K.  To test market receptiveness for our products in the U.K. we opened a total of four locations during 2006 and 2007.  Subsequently, capital requirements to continue these exploratory operations became excessive and we decided to discontinue our efforts and closed these locations during 2009.

During 2009 and 2008, we closed 9 and 10 locations, respectively (other than those closed as part of our discontinued operations) and did not open any new locations.  Included in the 2009 store closures are all of our storefront locations associated with our U.K. storefront operations.  Currently, we are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

Auto Finance Segment.  Our Auto Finance segment includes a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business.

We also own substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between 24 and 42 months and credit is approved and payments are received in each storefront. We currently retain all loans and the servicing rights and obligations for all contracts. As of December 31, 2008, JRAS had twelve retail lots in four states. In the first quarter of 2009, we undertook steps to close four lots in two states, and we closed an additional two lots in two states in the second quarter of 2009 leaving a remaining six lots as of December 31, 2009. The capital requirements to bring JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits were more than we are willing to undertake given the current liquidity environment. We currently do not intend to expand JRAS’s operations, and we currently are evaluating the closure of additional JRAS lots.

Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collections on its portfolio of auto finance receivables.

During the third quarter of 2009, we paid off our CAR debt facility and one of the debt facilities underlying our ACC originated receivables as we were not able to reach satisfactory terms to renew or replace these debt facilities at that time. In the fourth quarter of 2009, however, we were able to obtain financing against our ACC auto finance receivables, and in  connection with that transaction, we repaid a $23.3 million debt facility secured by certain ACC auto finance receivables, combined those receivables with other ACC auto finance receivables and pledged the aggregated liquidating pool of ACC receivables against a $103.5 million amortizing debt facility. Also in that quarter, we obtained a new, non-recourse $50.0 million line of credit secured by auto finance receivables associated with our CAR operations.

In our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for others’ similar quality securitized assets. We offer a number of other products to our network of buy-here, pay-here dealers (including a product under which we lend directly to the dealers), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee.

Collectively, we currently serve 795 dealers through our Auto Finance segment in 46 states and the District of Columbia.

We were required to make a determination of the fair value of goodwill and intangible assets within our Auto Finance segment in the third quarter of 2008 because our refinancing of certain debt facilities in September 2008 under higher pricing and reduced leverage (i.e., advance rates against underlying asset values) caused us to expect both lower profit margins and higher capital requirements (and hence diminished profit and growth potential relative to our acquisition date expectations). In connection with this determination, we recorded a non-cash goodwill impairment charge of $29.2 million in the third quarter of 2008. We also recorded a non-cash impairment charge of $1.7 million in the fourth quarter of 2008 to write off our remaining Auto Finance segment goodwill (associated with our JRAS reporting unit) pursuant to our annual goodwill impairment testing. With these two impairment determinations and charges in 2008, we no longer have any recorded goodwill within our Auto Finance segment.

To summarize the current status of our Auto Finance segment, our CAR operations are performing well in the current environment (achieving consistent profitability with very modest growth), our JRAS operations currently are losing money and have contracted significantly during 2009, and our ACC origination and internal servicing activities have ceased and its liquidating pool of auto finance receivables has been pledged against non-recourse debt and is being serviced by an outsourced third-party contractor.

Internet Micro-Loans Segment.   Our Internet Micro-Loans segment currently is comprised of our U.K. and U.S.-based Internet, micro-loan operations.

In April 2007, we acquired 95% of the outstanding shares of Month-End Money (“MEM”), our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.3 million) in cash. Under the original purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a 22.5% continuing minority ownership interest in MEM. The settlement of the contingent earn-out resulted in a re-measurement of the carrying value of our investment in MEM in accordance with applicable accounting literature and additional goodwill of $5.6 million.

Using proprietary analytics to market, underwrite and manage loans to consumers in need of short-term financial assistance, MEM loans are made for a period of up to 40 days and are repayable in full on the customer’s next payday.  A typical customer is 22 to 35 years of age, has average net monthly income of £1,300, works in an office or skilled environment and borrows £200. In exchange for this service, we receive a fee, typically equal to 25% of the advance amount.

Internet micro-loans in the U.K. are predominantly made by directing the customer to the MEM website generally through direct marketing. Once at the website, the customer completes an online application for a loan by providing his or her name, address, employment information, desired loan amount and bank account information.  This information is automatically screened for fraud and other indicators and based on this information an application is immediately approved or declined.  In some cases, additional information may be required from the applicant prior to making a loan decision.  Once a loan is approved, the customer agrees to the terms of the loan and the amount borrowed is directly deposited into a customer’s bank account. At the agreed upon repayment date, the customer’s debit card is automatically charged for the full amount of the loan plus applicable fees. If repayment is not made at the agreed upon repayment date, MEM will continually seek to contact the customer in order to collect the amount due. We will either seek full repayment or by agreement with the customer collect the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account will be transferred to a third-party collection agency with an aim of maximizing recovery of the charged-off debt.

Our MEM, U.K.-based, Internet, micro-loan operations are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. MEM is directly licensed and regulated by the Office of Fair Trading (“OFT”).  MEM is governed by an extensive regulatory framework, including the following:  Consumer Credit Act, Data Protection Act; Privacy and Electronic Communications Regulations; Consumer Protection and Unfair Trading regulations; Financial Services (Distance Marketing) Regulations; Enterprise Act; Money Laundering Regulations and ASA adjudications. The aforementioned legislation imposes strict rules on the look and content of consumer contracts, how interest rates are calculated and stated, advertising in all forms, who we can contact and disclosures to consumers, among others. The regulators such as the OFT provide guidance on consumer credit practices including collections.  The regulators are constantly reviewing legislation and guidance in many areas of consumer credit. MEM is involved in discussions with the regulators via trade groups while keeping up to date with any regulatory changes and implementing them where and when required.

    Also currently included within our Internet Micro-Loans segment are our U.S.-based, Internet micro-loan operations, which are start-up and limited in nature and are not yet material to our consolidated results of operations. We intend to continue testing underwriting techniques and marketing approaches within the U.S. at a measured pace, and depending upon the results of this testing, we may grow Internet-based micro-loan cash advance lending within the U.S.

Because of the start-up nature of our U.S. Internet micro-loan operations, MEM represents the only significant continuing operations within our Internet Micro-Loans segment. We have experienced positive impacts from these operations throughout 2009, and we expect to continue to profitably grow this business at a modest pace in 2010. Our Internet micro-loan operations originated $264.2 million in micro-loans during 2009, resulting in 2009 revenue of $65.3 million and net loans and fees receivables of $23.5 million at December 31, 2009.

How Do We Operate?

Credit Cards Segment.  Historically, we have marketed unsecured general-purpose credit cards through our contractual relationships with third-party financial institutions. Under our issuing bank agreements, the issuing banks have owned the credit card accounts, and we have purchased receivables underlying the accounts.

During periods in which credit card accounts are open (i.e., not closed to purchases like substantially all of our credit card accounts are currently), on a daily basis, we purchase the credit card receivables generated in the accounts originated by the banks issuing our credit cards. We in turn securitize substantially all of the receivables generated each day by selling the receivables to securitization trusts. When we sell the receivables, we receive cash proceeds and a retained interest in the applicable trust. The cash proceeds we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The retained interest we receive equals this difference and is a use of our cash. Our retained interests are subordinate to the other investors’ interests. The receivables sold in our securitizations generate future cash flows as cardholders remit payments, which include repayments of principal, interest and various fees on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees paid to us, credit losses and required amortization or other principal payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash from the issuance of debt and equity, to fund our retained interests in the receivables generated in the accounts.

As noted, the above discussion focuses on an environment in which we are actively marketing new credit card accounts, credit card accounts are open to cardholder purchases, and we are financing these activities through the securitization markets—an environment in which we do not find ourselves today. For over two years, we have not been able to access the securitization markets to facilitate any of our traditional credit card marketing activities, and all of our credit card receivables securitization arrangements currently are in amortization status—which for us means that the only cash flows we are receiving from the securitization trusts are compensation for our servicing efforts until such time, if any, that all of the non-recourse securitization facilities underlying each securitization trust are completely repaid.

We also historically have acquired distressed and other portfolios of sub-prime credit card receivables. We typically have acquired these portfolios at a substantial discount due to the likelihood that a large percentage of the receivables will be charged off as the underlying debtors default. We use our credit models to predict the extent to which the underlying debtors will be able to repay us, which we factor into the price that we pay for a portfolio. Our profitability in these transactions hinges on whether the underlying debtors in the aggregate remit payments that exceed the price we paid for the portfolio. While portfolio acquisitions historically have been a significant component of our business and a significant source of profitability for us, we have not acquired a credit card receivables portfolio since 2007. We are, however, pursuing several portfolio acquisitions and servicing opportunities at this time, although we cannot be certain that we will be successful in completing any such transactions.

See our consolidated financial statements included herein and our “Liquidity, Funding and Capital Resources” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further details on our securitizations.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment operates through a subsidiary, which serves as a holding company for the several separate subsidiaries required to support these operations. This business is conducted by subsidiaries that operate separately in each state. Each of these operating subsidiaries has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of the other operating subsidiaries and on an arms’-length basis with its parent and other CompuCredit-related entities, has its own books and records and maintains its assets independently of the other operating companies and other CompuCredit-related entities except insofar as certain cash management and administrative functions that are or may be performed under administrative service contracts on a collective basis for the benefit of the operating subsidiaries. Each of these subsidiaries is operated as an independent entity in accordance with the laws of the state of its formation.

Auto Finance Segment. Our CAR operations within our Auto Finance segment are licensed and/or authorized to acquire loans in the 46 states and the District of Columbia in which they presently operate. These operations acquire and service aged or newly originated receivables principally from buy-here, pay-here used car dealers. Acquired receivables are purchased at a discount to par, and typically have a remaining maturity of 20 to 30 months.

JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are generally financed for periods of time between 24 and 42 months and credit is approved and payments are received in each storefront. JRAS currently retains all loans and the servicing rights and obligations for all of its sales contracts.

Internet Micro-Loans Segment. Our Internet Micro-Loans segment operates through separate U.K. and U.S. subsidiaries required to support our operations. Each of these operating subsidiaries has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of the other operating subsidiaries and on an arms’-length basis with other CompuCredit-related entities, has its own books and records and maintains its assets independently of the other CompuCredit-related entities except insofar as certain cash management and administrative functions that are or may be performed under administrative service contracts on a collective basis for the benefit of the operating subsidiaries. Each of these subsidiaries is operated as an independent entity in accordance with the laws of the jurisdiction of its formation.

How Do We Collect and Evaluate Data?

Our general business model is predicated upon our ability to successfully predict the performance of sub-prime receivables, irrespective of whether the receivables arise from portfolio acquisitions or through other origination channels. In other words, we do not wholly focus on the financial institution that originated the particular receivable, but, rather, on how it will perform. We believe our unique skill set is our ability to predict this credit behavior and to service the portfolio in a superior manner to ensure maximum performance. To this end, we have developed proprietary information management systems that support our decision-making functions, including target marketing, solicitation, application processing, account management and collections activities. These information systems take advantage of a state-of-the-art data warehouse and ancillary data management systems that maintain information regarding a customer throughout the customer’s relationship with us. The systems’ purpose is to gather, store and analyze the data necessary to facilitate our target marketing and risk management decisions.

Our information systems capture customer information gathered either from prior owners of our acquired receivables or in the target marketing, application and solicitation phases of an originated customer relationship and throughout the remainder of our relationship with the customer, including customer credit behavior and payment patterns. By combining and storing such information, we have established an analytical database linking “static” historical data with “dynamic” actual customer performance. Our portal interfaces and business intelligence tools allow management to access and analyze the information management system on demand.

We believe the information we collect in our information system, as well as the ability we have to access, study and model this information, provides us with a more efficient and complete process to effectively price our products and our portfolio acquisitions. Our objective is to price our products and acquisitions such that over time the income we earn from the receivables that are not charged off is sufficient to cover our marketing expenses, our servicing expenses, overhead expenses, our costs of funds and our losses from cardholders who fail to make their payments and are charged off.

How Do We Obtain Our Customers?

Credit Cards Segment. As noted above, we view our customers the same regardless of whether we acquire them through traditional marketing activities or via portfolio purchases. For our credit card lending activities, we believe we have developed an effective model for predicting the credit behavior of consumers who are classified by regulators as sub-prime credit risks, and this model works for credit card receivables generated through acquisition and through our other origination channels. We believe we can use this model to predict the credit behavior of these consumers with sub-prime-related products and asset classes other than credit cards. Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Our systems enable us to segment customers into narrower ranges within each FICO scoring range. The FICO scoring, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the U.S. consumer credit industry. The purpose of the FICO score is to rank consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO scoring ranges enables us to better evaluate credit risk and to price our products effectively. Within each FICO scoring range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors. During periods (unlike the current period) in which we are actively marketing credit card accounts, we focus our marketing programs (direct mail, telemarketing, Internet, etc.) on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risks. Our objective is to use our systems to evaluate credit risk more effectively than the use of FICO scores alone.

Our target marketing system is intended to provide the same competitive advantage when evaluating portfolios as when originating customers through marketing campaigns. We believe that our ability to evaluate credit risk within FICO scoring ranges enables us to determine a portfolio’s overall credit risk more accurately than many portfolio sellers and potential purchasers. This risk evaluation expertise is designed to enable us to avoid portfolio purchases in which the final discount does not accurately reflect the credit risk of the portfolio. Conversely, we may bid more aggressively for portfolios in which the perceived credit risk, as reflected by the FICO scores, is significantly higher than our forecast of credit risk.

Retail Micro-Loans Segment. Our subsidiaries obtain new retail micro-loan customers through direct marketing on the Internet and radio, as well as through local advertising in appropriate markets. All new customers are required to have an active bank account and a regular source of income, of which they must provide positive evidence, prior to obtaining most micro-loan product offerings. Once approved, a customer signs a lending agreement detailing the terms of the loan and, depending upon the type of micro-loan product, may write a personal check to cover the amount of the loan plus a finance charge.

Auto Finance Segment. Our CAR operations within this unit acquire existing retail installment contracts directly from buy-here, pay-here used car dealers and small finance companies, while our JRAS operations lend directly to the customers who purchase their used cars. CAR also enters agreements to service retail installment contracts.

We develop and maintain relationships with buy-here, pay-here used car dealers and franchised and independent auto dealerships through a direct sales force, and we analyze markets through the acquisition of data from industry-related service providers, which provide information that indicates sufficient dealer and customer densities. We also conduct direct advertising campaigns in specific target markets in conjunction with industry-focused advertising in established magazines and periodicals. This segment also sponsors and participates in most state and local auto dealer associations and is a sponsor in national organizations such as the NIADA and NABD.

Internet Micro-Loans Segment.  Internet micro-loans are predominantly made by directing the customer to the applicable company website generally through direct marketing. Once at the website, the customer completes an online application for a loan by providing his or her name, address, employment information, desired loan amount and bank account information.  This information is automatically screened for fraud and other indicators and based on this information an application is immediately approved or declined.  In some cases, additional information may be required from the applicant prior to making a loan decision.  Once a loan is approved, the customer agrees to the terms of the loan and the amount borrowed is provided to the customer generally through a deposit to a customer’s bank account.

What Other Services Do We Offer to Our Customers?

Credit Cards Segment. While not offered currently, during periods in which credit card accounts are open to cardholder purchases, we offer several ancillary products and services to our cardholder customers, including memberships, insurance products, subscription services and debt waiver. These products and services are offered throughout our relationship with a customer, and we have several relationships with third-party providers of such products. We provide marketing support and a billing platform for these third-party products, and the third-party providers are fully responsible for the fulfillment of the products. Our responsibility is to ensure that enrollment and cancellation of the products purchased by our customers are properly processed and billed to the customers at the rates established.

The success of our ancillary products business is a function principally of whether credit card accounts are open to cardholder purchases (and substantially all of our customer accounts currently are not), as well as the number and variety of our product offerings, the marketing channels leveraged to sell these products and the customers to whom we market these products. The profitability of our ancillary products and services is affected by new credit card account growth, the levels at which customer credit card accounts are open to cardholder purchases, the response rates to product solicitations, the volume and frequency of marketing programs and the operating expenses associated with the programs. Although a wide range of our customers purchase ancillary products and services, such product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth, our profitability from ancillary products and services will either grow at a reduced rate or decline.

How Do We Maintain the Accounts and Mitigate Our Risks?

Credit Cards Segment. We manage account activity using credit behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.

For credit card accounts that are open to cardholder purchases (and very few such accounts exist in our portfolio currently), we monitor authorizations, and we limit customer credit availability for transaction types we believe present higher risks, such as foreign transactions, cash advances, etc. We generally seek to manage credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments.  During periods when we have the liquidity available to fund increased line usage, we periodically review accounts exhibiting favorable credit characteristics are for credit line increases. We also employ strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

Retail and Internet Micro-Loans.  In a practice that we believe to be unique within the retail micro-loans industry, we began in 2008 to apply risk-based scorecards developed from propriety risk models to customer lending relationships within our retail and U.K.- and U.S.-based Internet micro-loan operations. Through employing these proprietary scorecards within these operations, along with efficiencies created within our collections practices, we have experienced significant reductions in delinquencies and charge offs relative to both our historical performance and other industry participants. While the use of these scorecards has reduced loan size and store revenues in certain cases, it has significantly improved our profitability per transaction.

Auto Finance Segment. Our CAR operations manage credit quality and loss mitigation at the dealer portfolio level through the implementation of dealer-specific loss reserve accounts. In most instances, the reserve accounts are cross-collateralized across all business presented by any single dealer. CAR monitors performance at the dealer portfolio level (by product type) to adjust pricing or the reserve account or to determine if the dealer is to be excluded from our account purchase program.

CAR applies specific purchase guidelines based upon each product offering, and we establish delegated approval authorities to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts are typically verified for accuracy before, during and after the acquisition process. Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. Our CAR operations manage risk through diversifying their receivables among 795 active dealers.

For our JRAS operations, credit quality and loss mitigation initially are dependent upon our obtaining a first lien in the auto being financed. As a result, for credit evaluation purposes, we consider a portion of these loans to be unsecured and evaluate the creditworthiness of the customers in that context. When a JRAS customer defaults and JRAS repossesses the auto, JRAS can resell the car to another customer.

How Do We Collect from Our Customers?

Credit Cards Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost effective and customer friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. However, recognizing that our objective is to maximize the amount collected, we also will offer customers flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we vary from our general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate customer payment. Application of payments in this manner also permits our collectors to assess real time the degree to which a customer’s payments over the life of an account have covered the principal credit extensions to the customer. This allows our collectors to readily identify our potential “economic” loss associated with the charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). With this information, our collectors work with our customers in a way intended to best protect us from economic loss on the cardholder relationship. Our selection of collection techniques, including, for example, the order in which we apply payments or the provision of payments or credits to induce or in exchange for customer payment, impacts the statistical performance of our portfolios that we reflect under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge offs. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder’s APR or waive a certain amount of accrued fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with a commensurate payment or reduction of finance charges or waiver of fees. In other situations, we may actually settle with customers and adjust their finance charges and fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

We constantly are monitoring and adapting our collection strategies, techniques, technology and training to optimize our efforts to reduce delinquencies and charge offs. We use our systems to develop these proprietary collection strategies and techniques, which we employ in our operations. We analyze the output from these systems to identify the strategies and techniques that we believe are most likely to result in curing a delinquent account in the most cost-effective manner, rather than treating all accounts the same based on the mere passage of time.

Our collection strategies include utilizing both internal and third-party collectors and creating a competitive process of rewarding the most effective and efficient group of collectors from within our system and among third-party agencies. We divide our portfolios into various groups that are statistically equivalent and provide these groups of accounts to our various internal and external collection resources. We compare the results of the internal and external collectors against one another to determine which techniques and which collection groups are producing the best results.

As in all aspects of our risk management strategies, we compare the results of each of the above strategies with other collection strategies and devote resources to those strategies that yield the best results. Results are measured based on delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted as suggested by these results. Management believes that maintaining the ongoing discipline of testing, measuring and adjusting collection strategies will result in minimized bad debt losses and operating expenses. We believe this on-going evaluation differs from the approach taken by the vast majority of credit grantors that implement collection strategies based on commonly accepted peer group practices.

We discontinue charging interest and fees when credit card receivables become contractually ninety or more days past due (and in certain circumstances where it is necessary in order to avoid so-called “negative amortization”), and we charge off credit card receivables when they become contractually more than 180 days past due (or within 30 days of notification and confirmation of a customer’s bankruptcy or death). However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Our determination of whether an account is contractually past due is relevant to our delinquency and charge-off data included under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due

(i.e., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency buckets and ultimately to charge-off status. We consider a cardholder’s receivable to be delinquent if the cardholder fails to pay a minimum amount computed as a fixed percentage of his or her statement balance (3% or 4% of the outstanding balance in some cases and in other cases 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle).

Additionally, in an effort to increase the value of our account relationships, we re-age customer accounts that meet applicable regulatory qualifications for re-aging. It is our policy to work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to our regular charge-off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs.

Retail and Internet Micro-Loans. Generally, for our traditional retail cash advance micro-loan product, upon the establishment of a relationship with a customer, the store will schedule when the customer is expected to return to our retail location and repay the cash advance. Prior to that date, the store will attempt to contact the customer to confirm scheduling.

    If a customer does not return to repay the cash advance, the store manager will either attempt to contact the customer to schedule another payment date through a promise to pay or deposit the personal check issued to us by the customer when he or she received his or her cash advance loan. Re-scheduling of payment dates is generally attempted first to improve customer relations and enhance overall collections.

If the store manager is unable to re-schedule a payment date, the customer’s check is deposited. If the check does not clear, either due to insufficient funds, a closed account or a stop-payment order, the branch employees use additional collection efforts. These collection efforts typically include contacting the customer by phone or in person to obtain a promise to pay, sending collection letters to the customer or attempting to deposit the customer’s check if funds become available. After attempting to collect at the store level for 30 days, the delinquent account is moved to one of two competing centralized collection sites. These sites attempt to collect the debt in full but have the authority to negotiate a lesser payment in order to satisfy the debt. If these collection efforts fail, the debt may be sold to either our own debt collections subsidiary or to a third party to attempt collection.

For our Internet-based micro-loan products, a customer will sign an agreement acknowledging when a loan will be repaid (typically the customer’s next payday). On the agreed-upon day, the loan will be repaid either through a debit to the consumers checking account or through a charge to a customer’s debit card.  If repayment is not made at the agreed upon repayment date, we will continually seek to contact the customer in order to collect the amount due. We will either seek full repayment or by agreement with the customer collect the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account will be transferred to a third-party collection agency with an aim of maximizing recovery of the charged-off debt.

Auto Finance Segment. Accounts that CAR purchases from approved dealers initially are collected by the originating branch or service center location using a combination of traditional collection techniques. Auto Finance segment accounts that have been loaded into our data processing system are centrally serviced to leverage auto dialer processing for early stage collections. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts in our CAR operation generally are returned to the dealer under an agreement with the dealer to charge the balance on the account against the dealer’s reserve account. We generally do not repossess autos in our CAR operation as a result of the agreements that we have with the dealers. JRAS customarily repossesses autos following the default and resells those autos directly to other customers. Within our liquidating portfolio of ACC auto finance receivables, we customarily repossess autos following default and sell those autos at national auctions; there almost always is a deficiency for an ACC sale, at which point we assess whether to pursue or, more often, not pursue that deficiency.

Consumer and Debtor Protection Laws and Regulations

Credit Cards Segment. Our business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the CARD Act, the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Some of our products are designed for customers at the lower end of the FICO scoring range. To offset the higher loss rates among these customers, these products generally are priced higher than our other products. Because of the greater credit risks inherent in these customers and the higher prices that we have had to charge for these products, they, and the banks that have issued them on our behalf, are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates the lenders that have issued these products on our behalf) and the FTC, object to these products or how we have marketed them, then we could be required to modify or discontinue them. Over the past several years, we have modified both our products and how we have marketed them in response to comments from regulators. Also, in December 2008, we settled litigation associated with allegations that the FDIC and FTC had made about some of our credit card marketing practices.

Investments in Previously Charged-Off Receivables Segment. Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act, the U.S. Bankruptcy Code and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, establish specific regulations that debt collectors must follow when collecting consumer accounts and contain specific restrictions when communicating with customers, including the time, place and manner of the communications. In addition, some states require licensure prior to attempting collection efforts.

Retail and Internet Micro-Loans. Our micro-loan products and services are subject to extensive state, federal and foreign regulation. The regulation of our industry is intended primarily for the protection of consumers and is constantly changing as new regulations are introduced at the foreign, federal, state and local levels and existing regulations are repealed, amended and modified. As we develop new product and service offerings, we may become subject to additional foreign, federal, state and local regulations. State and local governments also may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws or to the prevailing interpretations thereof and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations; such laws regularly are proposed, introduced or adopted at the state and federal level in the U.S. and in the U.K. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. This evolving regulatory landscape creates various uncertainties and risks for the operation of our business, any of which could have a material adverse effect on our business, prospects, results of operations or financial condition. See “Risk Factors” and “Our Business—Legal Proceedings.”

Federal Regulation - Although states provide the primary regulatory framework under which we offer cash advances within the U.S., certain federal laws also impact our business. Our products and services are subject to a variety of federal laws and regulations, such as the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, the Bank Secrecy Act, the Money Laundering Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”) and the regulations promulgated for each. Among other things, these laws (1) require disclosure of the principal terms of each transaction when a consumer loan or cash advance is advertised and when an account is opened, (2) prohibit misleading advertising, (3) protect against discriminatory lending practices and (4) proscribe unfair credit practices. The Truth-in-Lending Act and Regulation Z, adopted under the Truth-in-Lending Act, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an APR. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our marketing efforts and the representations we make about our products and services also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure to adopt such legislation from consumer advocates and other industry opposition groups. In February 2009, Senator Richard Durbin introduced a bill in Congress to establish a federal cap of 36% on the effective APR on all consumer loan transactions. Likewise, Representative Luis Gutierrez introduced a bill on the same day that would, among other things, place a 15 cent per dollar borrowed ($.15/$1.00) cap on fees for cash advances, ban rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and require lenders to offer an extended payment plan that would severely restrict lenders’ U.S. cash advance products. Most recently, Representative Barney Frank introduced a bill that would create the Consumer Financial Protection Agency (“CFPA”).  This agency would take certain consumer regulatory responsibility of financial products from seven other agencies and centralize it in one office. It would have the authority and accountability to supervise, examine, and enforce consumer financial protection laws.  In December 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009 (H.R. 4173), which incorporated the CFPA.  The timing of any Senate action on this legislation is uncertain. Also, the Obama Administration agenda states that U.S. President Barack Obama and Vice President Joseph Biden seek to extend a 36% APR limit to all consumer credit transactions. Any U.S. federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services, like that proposed in the Durbin bill, if enacted, likely would eliminate our ability to continue our current operations.

State Regulation - Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of December 31, 2009, 36 states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of December 31, 2009, we operated in 8 of these 36 states under traditional enabling statutes, and we offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open storefronts in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

The scope of state regulation, including the fees and terms of our products and services, varies from state to state. Most states with laws that specifically regulate our products and services establish allowable fees and/or interest and other charges to consumers. In addition, many states regulate the maximum amount, maturity and renewal or extension of cash advances or loans. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate. We are active in FISCA and continually monitor federal, state and local regulatory activity through FISCA, as well as state and local lobbyists.

The states with laws that specifically regulate our products and services typically limit the principal amount of a cash advance or loan and set maximum fees and interest rates that customers may be charged. Some states also limit a customer’s ability to renew a cash advance and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for cash advances and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states restrict the advertising content of our marketing materials. Several state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which our businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements.  Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations or new or more restrictive laws or regulations, or interpretations thereof, will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Also, in 2009, the enabling statutes in both Kentucky and South Carolina were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have at a given time. The effects of these new regulations could result in a loss of customers as many of our customers currently have outstanding loans with our competitors in addition to us and they will be forced to utilize the services of only one micro-lender.  In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2012 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new loan products within the state.

Laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, prospects, results of operations and financial condition. For instance, in November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, we now offer a small loan product that is not as profitable as our former cash advance product; should there be legislative or regulatory changes in Ohio in the future that affect the viability of our small loan product offering, there could be a material adverse effect on our business, prospects, results of operations and financial condition. Laws prohibiting our products and services or making them unprofitable could be passed in any other state at any time or existing enabling laws could expire or be amended.

Statutes authorizing cash advance and similar products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states. They also may impose rules that are generally adverse to our industry. Any new licensing requirements or rules, or new interpretations of existing licensing requirements or rules, or failure to follow licensing requirements or rules could have a material adverse effect on our business, prospects, results of operations and financial condition.

In some cases, we rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations also may change to the detriment of our business. As a result, our reliance on staff interpretations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, state attorneys general and banking regulators are scrutinizing cash advances and other alternative financial products and services and taking actions that require us to modify, suspend or cease operations in their respective states. For example, our subsidiaries decided to exit North Carolina, West Virginia and Arkansas in settlement of reviews by applicable state regulators. During the third quarter of 2006, our subsidiaries completed the process of closing 52 branch locations in North Carolina and 11 branch locations in West Virginia, and in the second quarter of 2009, one of our subsidiaries completed the process of closing 27 locations in Arkansas. Similar or additional actions could be taken against our industry in the future by other state attorneys general and banking regulators requiring us to suspend or cease operations in such jurisdictions and have a material adverse effect on our business, prospects, results of operations and financial condition.

State-specific legislative or regulatory action can reduce our revenues and/or margins in a state, cause us to temporarily operate at a loss in a state, or even cause us to cease or suspend our operations in a state. From time to time, we may also choose to operate in a state even if legislation or regulations cause us to operate at a loss in that state.

Local Regulation - In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on providers of, cash advance and similar services could have a material adverse effect on our business, results of operations and financial condition.

Foreign Regulation - MEM is subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. MEM is directly licensed and regulated by the OFT. MEM is governed by an extensive regulatory framework, with the key legislation as follows:  Consumer Credit Act, Data Protection Act; Privacy and Electronic Communications Regulations; Consumer Protection and Unfair Trading regulations; Financial Services (Distance Marketing) Regulations; Enterprise Act; Money Laundering Regulations and ASA adjudications. The aforementioned legislation imposes strict rules on the look and content of consumer contracts, how interest rates are calculated and stated, advertising in all forms, who we can contact and disclosures to consumers, among others. The regulators such as the OFT provide guidance on consumer credit practices including collections.  The regulators are constantly reviewing legislation and guidance in many areas of consumer credit. MEM is involved in discussions with the regulators via trade groups while keeping up to date with any regulatory changes and implementing them where and when required.

The OFT currently is undertaking a review of what it perceives as “high cost credit,” which includes the sector in which we operate in the U.K. The results of this review are expected to be released in the early part of 2010. While it is impossible to speculate on what the results of this review will be, should the OFT adopt some of the restrictions that have been applied in certain U.S. jurisdictions (e.g., interest rate caps or restrictions on repeat borrowings or multiple simultaneous borrowings), there could be materially adverse effects on our business, results of operations and financial condition.

Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements. In addition, various state statutes limit the interest rates and fees that may be charged, limit the types of interest computations (e.g., interest bearing or pre-computed) and refunding processes that are permitted, prohibit discriminatory practices in extending credit, impose limitations on fees and other ancillary products and restrict the use of consumer credit reports and other account-related information. Many of the states in which this segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

Competition

Credit Cards Segment. We face substantial competition from other consumer lenders, the intensity of which varies depending upon economic and liquidity cycles. Our credit card business competes with national, regional and local bankcard issuers, other general-purpose credit card issuers and retail credit card issuers. Large credit card issuers, including but not limited to JP Morgan Chase, Bank of America, CitiBank, and Capital One, may compete with us for customers in a variety of ways, including but not limited to interest rates and fees. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have. In addition, most of our largest competitors are banks and do not have to rely on third parties to issue their credit cards. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. Customer loyalty is often limited in this area. As such, we may lose entire accounts or account balances to competing credit card issuers.

 Our competitors are continually introducing new strategies to attract customers and increase their market share via techniques such as advertising, target marketing, balance transfers and price competition. In response to competition, some issuers of credit cards have lowered interest rates and offered incentives to retain existing customers and attract new ones. These competitive practices, as well as competition that may develop in the future, could harm our ability to obtain customers and maintain profitability.

Investments in Previously Charged-Off Receivables Segment. The consumer debt collection industry is highly fragmented and competitive. We compete with a wide range of other purchasers of charged-off consumer receivables, including third-party collection agencies, other financial service companies and credit originators that manage their own consumer receivables.

Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. We believe that no individual competitor or group of competitors has a dominant presence in the market. Competitive pressures affect the availability and pricing of receivables portfolios, as well as the availability and cost of qualified debt collectors.

We face bidding competition in our acquisition of charged-off consumer receivables portfolios. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished.

We believe that our management’s experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios and managing collections coupled with our strategic alliances with third-party servicers give us a competitive advantage. However, we cannot be assured that we will be able to compete successfully against current or future competitors or that competition will not increase in the future. Because our Investments in Previously Charged-Off Receivables segment serves in some respects as a hedge for the sale of charged-off credit card receivables by our Credit Cards segment, the adverse effects of competition for our Investments in Previously Charged-Off Receivables segment typically would serve to benefit the operating results of our Credit Cards segment.

Retail and Internet Micro-Loans. Competition for our micro-loan operations originates from numerous sources both in the U.S. and the U.K. Our subsidiaries compete with traditional financial institutions (e.g., major banks such as Bank of America, JP Morgan or CitiBank) that offer similar products such as overdraft protection, cash advances and other personal loans, as well as with other micro-loan companies with both retail and Internet-based operations that offer substantially similar products and pricing models to ours. Key competitors, in addition to traditional financial institutions, include Cash America, Dollar Financial Corp., First Cash Financial Services and Advance America Cash Advance Centers, among others, some of whom have multiple store operations located throughout the U.S. and the U.K.   Internet-based micro-lenders include Cash Net in the U.S. and Dollar Financial and Cash America in the U.K., among others.

Differentiation among micro-loan providers is often relegated to location of branches, customer service, convenience and confidentiality. Due to the low barriers to entry within the market in terms of both cost and regulatory safe harbors within certain states, the micro-loan industry recently has experienced a period of significant growth, with multiple local chains and single unit operators often operating within the same market. The competition created by these operations could restrict our businesses’ ability to effectively earn adequate returns or grow at desired rates in certain markets.

Auto Finance Segment. Competition within the auto finance sector is very widespread and fragmented. Our auto finance operations target a customer base and dealer profile that often times are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corp., WestLake Financial, Mid-Atlantic Finance, AmeriCredit, Drive Financial and Western Funding, Americas Car Mart) and a large number of smaller, regional based private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Employees

As of December 31, 2009, we had 2,561 employees, most of which are employed within the U.S., principally in Florida, Georgia, Minnesota, Nevada, North Carolina and Utah; also included in this employee count are a limited number of employees in India and 329 employees in the U.K. We note, however, that in the first quarter of 2010 and in furtherance of our cost reduction efforts, we took actions (including issuing planned termination notices to affected U.S. call center employees) to better leverage our global infrastructure, thereby outsourcing portions of our U.S. credit card customer service and collections operations.

We consider our relations with our employees to be good. Our employees are not covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.

Trademarks, Trade Names and Service Marks

CompuCredit and our subsidiaries have registered and continue to register, when appropriate, various trademarks, trade names and service marks used in connection with our businesses and for private-label marketing of certain of our products. We consider these trademarks and service marks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

Additional Information

CompuCredit is incorporated in Georgia. Our principal executive offices are located at Five Concourse Parkway, Suite 400, Atlanta, Georgia 30328, and the telephone number at that address is (770) 828-2000. Our Internet address is www.compucredit.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Certain corporate governance materials, including our Board of Directors committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading “For Investors.” From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or NASDAQ, or as desirable to further the continued effective and efficient governance of our company.

In addition, in connection with our contemplated spin-off of our micro-loan businesses, Purpose Financial has filed a registration statement on Form 10 (File No. 001-34597) with the SEC. You may obtain additional information regarding the spin-off and Purpose Financial by reviewing the registration statement and corresponding information statement.

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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of the current economic circumstances.  We are predominately a sub-prime lender, and our customers have been adversely impacted by the loss of jobs and the overall decline in the economy.  Moreover, we have no meaningful access to liquidity.

Our Cash Flows and Net Income Are Dependent Upon Payments on the Receivables Underlying Our Securitizations and From Our Other Credit Products

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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our retained interests and our loans and fees receivable will decline, all of which will have a negative impact on performance. Payment rates by our customers have declined recently and, correspondingly, default rates have increased.  It is unclear how long these changes will last and whether, for instance, the federal government’s economic stimulus programs will partially or fully offset them.

Economic slowdowns increase our credit losses. During periods of economic slowdown or recession, we experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy indicate that we have entered a period of economic downturn or recession, and we have seen reduced payments and an increase in default rates over the past several months.  If this trend continues, it will more significantly, and more negatively, impact our business.

We are subject to foreign economic and exchange risks. Because of our MEM and other investments in the U.K., we have exposure to fluctuations in the U.K. economy, recent fluctuations in which have been significantly negative. We also have exposure to fluctuations in the relative values of the U.S. dollar and the British pound. Because the British pound has experienced a net decline in value relative to the U.S. dollar since we made the most significant of our investments in the U.K., we have experienced significant transaction and translation losses within our financial statements.

Because a significant portion of our reported income is based on management’s estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and will cause fluctuations in our net income. For instance, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. Similarly with respect to financing agreements secured by our on-balance-sheet receivables, levels of loss and delinquency could result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth. Because all of our securitization facilities are now in amortization status—which for us generally means that the only meaningful cash flows that we are receiving from the securitization trusts are those associated with our contractually specified fee for servicing the receivables—recent payment and default trends have substantially reduced the cash flow that we receive from these securitized receivables.

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. Historically, we have obtained the receivables that we securitize and retain on our balance sheet in one of two ways—we have either originated the receivables or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has negatively impacted and may in the future negatively impact, our performance. Our various past and current losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. We have no immediate plans to issue or acquire significant higher-grade receivables.

Seasonal factors may result in fluctuations in our net income. Our quarterly income may fluctuate substantially as a result of seasonal consumer spending. In particular, our customers may borrow or charge more and carry higher balances during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables.

The timing and volume of originations with respect to our lower-tier credit card offerings causes significant fluctuations in quarterly income. During periods, unlike the current period, in which we are marketing lower-tier credit card accounts, fluctuations in the timing or the volume of our originations of receivables cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced in the past for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we experienced, and in the future may experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge-off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts beginning in August 2007 and more recently have stopped issuing new cards, thereby eliminating our growth. This followed a period of substantial marketing efforts and growth. One impact of this was an increase in write offs during the first, second and third quarters of 2008 that were not offset by growth.  In addition, commencing early in the fourth quarter of 2008, like others in our industry, we reduced credit lines and closed accounts in order to ensure that we had the capacity to fund new purchases on the remaining accounts and to reduce our risk exposure, and in 2009, we continued account closures so that substantially all of our credit card accounts are now closed to cardholder purchases. This has resulted, and is likely to continue to result, in an overall decline in the amount of outstanding receivables.

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

Due to the lack of historical experience with Internet customers, we may not be able to target successfully these customers or evaluate their creditworthiness. There is less historical experience with respect to the credit risk and performance of customers acquired over the Internet. As a result, we may not be able to target and evaluate successfully the creditworthiness of these potential customers should we engage in marketing efforts to acquire these customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products.

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase

    All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, most of these facilities currently are in amortization stages (and are not allowing for the funding of any new loans), either based on their original terms or because we have not met financial or asset performance-related covenants.  If future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities remain depressed or are reduced, investors in securitizations or financing facilities lenders require currently high or even greater rates of return, or securitization or financing arrangements otherwise continue to be unavailable to us on acceptable terms, we will not be able to maintain or grow our base of receivables. In addition, because of advance rate limitations, we retain subordinated “retained interests” in our securitizations that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently, funding for sub-prime lending has been largely unavailable. Some of these concerns are discussed more fully below.

 As our securitization and financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Absent early amortization events, repayment for our securitization facilities typically has begun approximately one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the investors and no longer are reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facility being repaid, we generally are forced to prohibit new purchases in some or all of our accounts in order to reduce our need for any additional cash.  Such is our situation currently, and in response to this situation, we have closed substantially all of our credit card accounts to new purchases.

The documents governing our securitization facilities provide that, upon the occurrence of certain adverse events known as “early redemption events,” and sometimes called “early amortization events,” investors can accelerate payments. Early redemption events include portfolio performance triggers, the termination of certain of our affinity agreements with third-party financial institutions to originate credit cards, breach of certain representations, warranties and covenants, insolvency or receivership, and servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. Our upper-tier originated portfolio master trust variable funding facility also provides for the triggering of an early redemption event based on a total consolidated equity test, a maximum permitted reduction in quarterly total consolidated equity levels test, a change of control in CompuCredit or other corporate finance events. Early redemption events have occurred for several of our securitization facilities, and as a result, principal payments are being made to investors to reduce their notes in our securitizations. Until these investors are repaid in full, we will receive no further funds from the receivables other than the servicing fees provided for in the documents governing the securitizations. These servicing fees are significantly less than the cash flows that we recently have received as holders of the retained interests. Under our early amortization status with respect to our upper-tier originated portfolio master trust securitization facility, we estimate it could take several years to repay investors, after which time we would again receive other funds from the receivables to the extent that the receivables are sufficient to provide for investor repayment. During this intervening period, our liquidity will be negatively impacted, our financial results will suffer and we may need to (although we currently do not anticipate needing to) obtain alternative sources of funding, which under current market conditions is very difficult for us to do.

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable, investors and lenders under our securitization and debt facilities may be unable or unwilling to meet their contractual commitments to provide us funding, or we may be forced to rely on more expensive funding sources than those that we have today. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. These factors have been significant enough in the recent past that we have not been able to raise cash by issuing additional debt or equity or by selling a portion of our retained interests at acceptable pricing. As a result, like all participants in the sub-prime market place, we continue to operate under significant liquidity constraints, which may worsen and could require us to sell assets at less than favorable prices.

Expected losses and delinquencies have prevented us from securitizing future receivables on terms similar to those that traditionally have been available and from obtaining favorable financing for non-securitized receivables. Our anticipated delinquencies and losses have impacted our ability to complete securitization and financing transactions on acceptable terms. In the event we need additional funding, we are likely to have to rely on alternative, and potentially more expensive, funding sources if even available. In recent months, payment rates have declined significantly and defaults correspondingly have increased. Although we are uncertain about the ultimate impact of these changes on our ability to securitize future receivables, particularly given that there is no active securitization market at the current time, we expect it to have an adverse impact.

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

Rating agencies have been aggressively reducing ratings across broad segments of the consumer finance sector, and ratings on securitization facilities underlying pools we service have been downgraded.  Rating agency actions have impacted the securitization industry and are likely to impact our future ability to issue new debt.

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

Our growth is dependent on our ability to add new securitization and financing facilities. We finance our receivables through securitizations and financing facilities. Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, new financing generally has been unavailable to sub-prime lenders, and the financing that has been available has been on significantly less favorable terms. As a result, beginning in the third quarter of 2007, we significantly curtailed our marketing for new credit cards and currently are not issuing a significant number of new cards. Moreover, commencing in October 2008 we reduced credit lines and closed a significant number of accounts in response to the unavailability of financing and to reduce our risk exposure. These activities continued into 2009 and, as a result, substantially all of our credit cards are now closed to cardholder purchases. If additional securitization and financing facilities are not available in the future on terms we consider acceptable, we will not be able to grow our business and it will continue to contract in size.

We may be required to pay to investors in our securitizations an amount equal to the amount of securitized receivables if representations and warranties regarding those receivables are inaccurate. The representations and warranties made to us by sellers of receivables we have purchased may be inaccurate. In securitization transactions, in reliance on the representations and warranties that we have received, we make similar representations and warranties to investors and, generally speaking, if there is a breach of our representations and warranties, we could be required to pay the investors the amount of the non-compliant receivables. Thus, our reliance on a representation or warranty of a receivables seller, which proves to be false and causes a breach of one of our representations or warranties, could subject us to a potentially costly liability.

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

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

 Our decisions regarding marketing have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. We decreased our marketing during 2003, although we increased our marketing in 2004 through 2006 because of our improved access to capital. Similarly, we significantly curtailed our marketing in August 2007 because of uncertainty regarding future access to capital as a result of difficulties in the sub-prime mortgage market and currently have ceased substantially all card marketing activities.

Our operating expenses and our ability to effectively service our accounts are dependent on our ability to estimate the future size and general growth rate of the portfolio. Some of our servicing and vendor agreements require us to make additional payments if we overestimate the size or growth of our business. These additional payments compensate the servicers and vendors for increased staffing expenses and other costs they incur in anticipation of our growth. In addition, if we overestimate our growth, we have excess facilities and capacity.  We currently have substantial excess capacity.

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

We Operate in a Heavily Regulated Industry

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

In June 2006, we entered into an assurance agreement with the New York Attorney General in order to resolve an inquiry into our marketing and other materials and our servicing and collection practices, principally as a result of New York Personal Property Law Section 413. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of New York and to refund certain fees to New York cardholders, which resulted in cash payments of under $2.0 million and a charge against a $5.0 million liability that we accrued for this purpose. In addition, we assured the New York Attorney General that we would not engage in certain marketing, billing, servicing and collection practices.

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

If any additional deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the FDIC, FTC or any other regulator requires us to change any of our practices, the correction of such deficiencies or violations, or the making of such changes, could have a materially adverse effect on our financial condition, results of operations or business. In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

Increases in required minimum payment levels have impacted our business adversely. For some time, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. Prior to changes to our minimum payment requirements over the past few years, we historically had followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they made a minimum payment of only 3% or 4% (depending upon the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). However, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, we made a number of changes to our practices over the past several years, including our discontinuation of finance charges and fee billings on credit card accounts once they become ninety or more days delinquent, the reversal of fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization, and the modification of our minimum payment requirements in some cases to require a minimum payment equal to 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle. Based on our various changes to our practices in this area, only an insignificant portion of our U.S. credit card receivables experience negative amortization. The changes that we have made have adversely impacted and are likely in the future to adversely impact amounts collected from cardholders and therefore our reported fee income and delinquency and charge-off statistics. Additionally, should regulators require more rapid amortization of credit card account balances by banks, we could be required to may make further payment and fee-related changes that could adversely affect our financial position and future results of operations.

Adverse regulatory actions with respect to issuing banks have adversely impacted our business and could continue to do so in the future. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, certain banks for which we traditionally had marketed credit card accounts stopped issuing new accounts (before our liquidity-based decision to stop new account marketing efforts), principally because of the FDIC and FTC investigations and litigation discussed elsewhere. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our higher priced lower-tier products), the manner in which we market them or our servicing and collection practices. Our credit card operations are entirely dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which, during periods, unlike the current period, in which we are actively marketing, would have a materially adverse impact on our business.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices. The Federal Reserve recently has adopted significant changes to a number of practices that will be effective July 2010. While our practices are in compliance with most of these proposed changes, some (e.g., limitations on the ability to assess up-front fees) could significantly impact our lower-tier products. Changes in the consumer protection laws could result in the following:

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

Material regulatory developments are likely to impact our business and results from operations.

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

Because of the Recent and Ongoing Contraction of Our Credit Cards and Auto Finance Businesses and the Growth of Our Retail and Internet Micro-Loan Businesses, Our Micro-Loan Businesses Are Now a Larger Component of Our Financial Position and Results of Operations

Legislative, regulatory and consumer activism toward the micro-loans industry is particularly active and at times particularly hostile, and changes in applicable laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a materially adverse effect on our micro-loan businesses, their prospects, our results of operations and our financial condition.  Our micro-loan businesses are subject to numerous foreign, federal, state and local laws and regulations, which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand these businesses. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments also may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations; such laws regularly are proposed, introduced or adopted at the state and federal level in the U.S. and in the U.K.

A federal law that imposes a national cap on our micro-loan fees and interest likely would eliminate our ability to continue our current micro-loan businesses in the U.S.  Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure to adopt such legislation from consumer advocates and other industry opposition groups. In February 2009, Senator Richard Durbin introduced a bill in Congress to establish a federal cap of 36% on the effective annual percentage rate (“APR”) on all consumer loan transactions. Likewise, U.S. Representative Luis Gutierrez introduced a bill on the same day that would, among other things, place a 15 cent per dollar borrowed ($.15/$1.00) cap on fees for cash advances, ban rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and require lenders to offer an extended payment plan that would severely restrict lenders’ U.S. cash advance products. Most recently, Representative Barney Frank introduced a bill that would create the CFPA.  This agency would take certain consumer regulatory responsibility of financial products from seven other agencies and centralize it in one office. It would have the authority and accountability to supervise, examine, and enforce consumer financial protection laws.  In December 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009 (H.R. 4173), which incorporated the CFPA.  The timing of any Senate action on this legislation is uncertain. Also, the Obama Administration agenda states that U.S. President Barack Obama and Vice President Joseph Biden seek to extend a 36% APR limit to all consumer credit transactions. Any U.S. federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services, like that proposed in the Durbin bill, if enacted, likely would eliminate our ability to continue our current operations.

The micro-loans industry is regulated under federal law and subject to federal and state unfair and deceptive practices statutes. Our failure to comply with these regulations and statutes could have a material adverse effect on our business, prospects, results of operations and financial condition. Although states provide the primary regulatory framework under which we offer cash advances within the U.S., certain federal laws also impact our business. See “Our Business—U.S. Federal Regulation.” We must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. We also are subject to the Bank Secrecy Act, the Money Laundering Act, and the PATRIOT Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our marketing efforts and the representations we make about our products and services also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

The micro-loans industry is highly regulated under state law. Changes in state laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of December 31, 2009, 36 states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of December 31, 2009, we operated in 8 of these 36 states under traditional enabling statutes, and we offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open storefronts in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Also, in 2009, the enabling statutes in both Kentucky and South Carolina were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have at a given time. Such new or modified legislation could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2012 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new micro-loan products within the state.

Laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, prospects, results of operations and financial condition. For instance, in November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, we now offer a small loan product that is not as profitable as our former cash advance product; should there be legislative or regulatory changes in Ohio in the future that affect the viability of our small loan product offering, there could be a material adverse effect on our business, prospects, results of operations and financial condition.

Statutes authorizing cash advance and similar products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states. They also may impose rules that are generally adverse to our industry. Any new licensing requirements or rules, or new interpretations of existing licensing requirements or rules, or failure to follow licensing requirements or rules could have a material adverse effect on our business, prospects, results of operations and financial condition.

In some cases, we rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations also may change to the detriment of our business. As a result, our reliance on staff interpretations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, state attorneys general and banking regulators are scrutinizing cash advances and other alternative financial products and services and taking actions that require us to modify, suspend or cease operations in their respective states. For example, our subsidiaries decided to exit North Carolina, West Virginia and Arkansas in settlement of reviews by applicable state regulators. During the third quarter of 2006, our subsidiaries completed the process of closing 52 branch locations in North Carolina and 11 branch locations in West Virginia, and in the second quarter of 2009, one of our subsidiaries completed the process of closing 27 locations in Arkansas. Similar or additional actions could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our industry is subject to various local rules and regulations. Changes in these local regulations or interpretations thereof could have a material adverse effect on our business, prospects, results of operations and financial condition.  In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on providers of, cash advance and similar services could have a material adverse effect on our business, results of operations and financial condition.

Our operations in the U.K. are subject to differing laws and regulations. Our inability to operate in the U.K. in compliance with applicable laws and regulations and changes in those applicable laws and regulations could have a material adverse effect on our business, prospects, results of operations and financial condition.  In the U.K., consumer lending is governed by the Consumer Credit Act of 1974, which was amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the U.K. must maintain licenses from the OFT, which is responsible for regulating consumer credit and competition, for policy-making and for consumer protection. The U.K. also has strict rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Our non-compliance with these rules could render a loan agreement unenforceable. Our inability to obtain and maintain the required licenses or to comply with the applicable rules or regulations in the U.K. could limit our expansion opportunities and/or could result in a material adverse effect on our business, results of operations and financial condition.

The OFT currently is undertaking a review of what it perceives as “high cost credit,” which includes the sector in which we operate in the U.K. The results of this review are expected to be released in the early part of 2010. While it is impossible to speculate on what the results of this review will be, should the OFT adopt some of the restrictions that have been applied in certain U.S. jurisdictions (e.g., interest rate caps or restrictions on repeat borrowings or multiple simultaneous borrowings), there could be materially adverse effects on our business, results of operations and financial condition.

Our ability to find additional micro-loan growth opportunities may be limited. We may not be able to maintain or further expand our market presence in our current markets or successfully enter new markets through the opening of new storefronts or acquisitions. Moreover, the start-up costs and the losses from initial operations attributable to each newly opened storefront place demands upon our liquidity and cash flow, and we may not be able to satisfy these demands.

Because our Retail Micro-Loans and Internet Micro-Loans segments currently lack product and business diversification, these segments’ revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.  The primary business activity of our micro-loan businesses is offering cash advance products. If we are unable to maintain our cash advance products business and/or diversify our operations, our revenues and earnings could decline. Our current lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many of our competitors who are more diversified and provide other services such as pawn lending, title lending or other similar services. External factors, such as changes in laws and regulations or interpretations thereof, new entrants and enhanced competition, also could make it more difficult for us to operate as profitably as a more diversified company could operate. Any internal or external change in our industry could result in a decline in our revenues and earnings, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Prior efforts by our micro-loan businesses to expand their product offerings at our micro-loan storefronts did not prove successful.  Our inability to introduce or manage new products or alternative methods for conducting business in an efficient and profitable manner could have a material adverse effect on our business, prospects, results of operations and financial condition.  From 2004 through mid-2007, we embarked on a strategy of converting our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we saw increasingly stringent lending regulations (which in many cases precluded the execution of our multi-product line strategy) and possible evidence of market saturation, both of which resulted in revenue growth that did not meet our expectations.  As a result, we discontinued many of these product offerings in mid-2007.

In order to offer new products, we need to comply with additional regulatory and licensing requirements. Each of these changes, alternative methods of conducting business and new products are subject to risk and uncertainty and require significant investment in time and capital, including additional marketing expenses, legal costs and other incremental start-up costs. For these reasons and based on our prior experience in offering alternative products, we may not be able to introduce any new products in a successful or timely manner. Furthermore, our failure to offer new products in an efficient manner, or low customer demand for any of these new products, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Current and future litigation and regulatory proceedings against our micro-loan businesses could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our micro-loan businesses are subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See Part I, Item 3, “Legal Proceedings.” Adverse rulings in lawsuits or regulatory proceedings could significantly impair our business and/or force us to cease doing business in one or more states or other geographic areas.

Our micro-loan businesses are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We also may be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. Any of these events could have a material adverse effect on our business, prospects, results of operations and financial condition.

Adverse economic conditions may significantly and adversely affect our micro-loan businesses’ prospects, results of operations, financial condition and access to liquidity.  The current global economic crisis may adversely affect our micro-loan businesses in several ways. For example, the rise in unemployment levels likely will reduce the number of customers who qualify for our products and services, which in turn may reduce our revenues. Similarly, reduced consumer confidence and spending may decrease the demand for our products. Also, the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loss experience. Our methodology for establishing our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of current economic conditions, our provision may be inadequate. Additionally, should our micro-loan businesses require external sources of liquidity to fund customer advances in the future (they do not today), they may be unable to access that liquidity due to the current state of the credit markets.  If they are unable to obtain external liquidity, our ability to finance their current operations could be impaired. Lastly, given the unprecedented nature of the current economic crisis, our micro-loan businesses may be adversely affected in ways that we are unable to anticipate.

The concentration of our micro-loan businesses’ revenues in certain geographic areas could adversely affect us. As of December 31, 2009, we operated retail storefronts in nine states.  Total revenues within Kentucky, Ohio, South Carolina and Wisconsin, our four largest states (measured by revenue), accounted for approximately 40.7% of our retail micro-loans revenue during 2009. While we believe we have a diverse geographic presence within the U.S., for the near term we expect that significant micro-loan business revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during 2009, Kentucky, Ohio, South Carolina and Wisconsin each accounted for more than 7.6% of our retail micro-loans revenue, with Ohio accounting for 16.4% of our retail micro-loans revenue during that period. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for loan losses that could result in a deterioration of our financial condition. A regulatory change similar to the recent change in Ohio, for example, or an action by a state regulator similar to those in North Carolina, West Virginia and Arkansas, in any one of our larger states may have a material adverse effect on our business, prospects, results of operations or financial condition.

Moreover, our U.K. Internet-based micro-loan operations comprised 46.8% of our micro-loan businesses’ revenue during 2009; as such, a regulatory change in the U.K. to reduce the profitability of or otherwise limit or ban our product offerings in the U.K. could have a material adverse effect on our business, prospects, results of operations or financial condition.

Competition in the micro-loans industry could cause our micro-loan businesses to lose market share, experience increased customer acquisition costs or reduce their interest and fees, possibly resulting in a decline in our revenues and earnings.  The industry in which our micro-loan businesses operate has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry matures and/or consolidates. We compete with services provided by traditional financial institutions, such as overdraft protection, and with other cash advance providers, small loan providers, pawn stores, short-term consumer lenders, other financial service entities and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering cash advances and short-term loans over the Internet as well as by phone. Some of these competitors have larger local or regional customer bases, more locations and substantially greater financial, marketing and other resources than we have. As a result of this increasing competition, we could lose market share or experience increased customer acquisition costs, or we may need to reduce our interest and fees, possibly resulting in a decline in our revenues and earnings.

Media reports and public perception of cash advances and similar loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition.  Consumer advocacy groups and certain media reports advocate for governmental and regulatory action to prohibit or severely restrict our micro-loan businesses’ products and services. The consumer groups and media reports typically focus on the cost to a consumer and typically characterize our micro-loan businesses’ products and services as predatory or abusive toward consumers. If this negative characterization of advances becomes widely accepted by consumers, demand for our micro-loan businesses’ products and services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of our micro-loan businesses’ products and services could also result in increased regulatory scrutiny and litigation, encourage restrictive local zoning rules, make it more difficult to obtain government approvals necessary to open new storefronts and cause industry trade groups, such as the Community Financial Services Association of America, to promote policies that cause our business to be less profitable. These trends could materially adversely affect our business, prospects, results of operations and financial condition.

Our micro-loan businesses’ provision for loan losses may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.  In 2009 and 2008, our retail storefront operations deposited or presented an Automated Clearing House (“ACH”) authorization for approximately 7.0% and 8.9%, respectively, of all the customer checks we received and approximately 72.9% and 75.8%, respectively, of these deposited customer checks or ACH authorizations were returned unpaid or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total retail storefront charge offs in 2009 and 2008 were approximately $9.6 million and $9.9 million, respectively. An increase in returned checks or rejected ACH authorizations would increase our provision for loan losses and our allowance for uncollectible loans and fees receivable.

MEM, our U.K. Internet-based micro-loans business, uses an electronic debit card process to electronically charge our payments against the customers’ bank accounts for loan repayment and fees due. In 2009 and 2008, approximately 6.2% and 6.1%, respectively, of these electronically charged payments against our customers’ bank accounts were charged back or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or charge-back orders. If repayment is not made at the agreed upon repayment date, MEM will continually seek to contact the customer in order to collect the amount due. MEM either seeks full repayment or by agreement with the customer collects the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account will be passed to a third-party collection agency with an aim of maximizing recovery of the charged-off debt. Total U.K. charge-offs, net of recoveries, in 2009 and 2008 were approximately $18.0 million and $16.1 million, respectively. An increase in charged-back or rejected electronic payments would increase our provision for loan losses and our allowance for uncollectible loans and fees receivable.

Our micro-loan businesses have a significant amount of goodwill that is subject to periodic review and testing for impairment.  A significant portion of our micro-loan businesses’ total assets is comprised of goodwill. Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired. These tests require projections of future cash flows. Unfavorable trends in our industry and unfavorable events or disruptions to our operations can affect these projections and estimates. Significant impairment charges, although not affecting cash flow, could have a material impact on our operating results and financial position.

Our continued expansion of our micro-loan operations within the U.K. may contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.  We have devoted significant management time and financial resources to expanding our micro-loan operations within the U.K. Our international operations have increased the complexity of our organization and the administrative, operating and legal cost of operating our business. Penetrating new markets likely will require additional marketing expenses and incremental start-up costs. Additionally, our foreign business is subject to local regulations, tariffs and labor controls to which other domestic businesses are not subject. Our financial results also may be negatively affected by tax rates in the U.K. or as a result of withholding requirements and tax treaties with the U.K. Moreover, if political, regulatory or economic conditions deteriorate in the U.K., our ability to further expand and maintain our international operations could be impaired or the costs of doing so could increase, either of which could further erode our business, prospects, results of operations and financial condition.

Our micro-loan businesses are dependent on cash management services from banks to operate their businesses. If banks decide to stop providing cash management services to companies in the micro-loans industry, it could have a material adverse effect on our business, prospects, results of operations and financial condition.  Certain banks have notified us and other companies in the cash advance and check-cashing industries that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. If one of our larger depository banks requests that we close our bank accounts or puts other restrictions on how we use its services, we could face higher costs of managing our cash and limitations on our ability to maintain or expand our business, both of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

In our U.S. retail storefront operations, we use an electronic check conversion process to electronically present most of our past due checks to the customers’ bank accounts. This process uses either the ACH or the VISA Point-of-Sale (“VISA POS”) network. We depend on our banks to settle our ACH transactions and on VISA and certain participating financial institutions to operate the VISA POS system. If our banks decide to no longer process our ACH transactions due to increased credit risk or other reasons or if a financial institution were to exit the VISA POS payment network or if VISA stopped supporting this network, our ability to collect on past due accounts could be adversely affected and our cost of collections could increase.

Our U.K. Internet micro-loan operations use an electronic debit card process to electronically charge payments against our customers’ bank accounts. We depend on our banks to settle these transactions and on certain participating institutions to operate the debit card payment system. If they were to decide to cease processing our transactions due to increased credit risk or other reasons, our ability to collect on accounts could be adversely affected and our cost of collections could increase—thereby possibly having a material adverse effect on our business, prospects, results of operations and financial condition.

Our micro-loans businesses are seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our micro-loans businesses are seasonal due to the impact of fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our provision for loan losses is the lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service any potential future debt, pay any potential future dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition, our micro-loans businesses’ quarterly results have fluctuated in the past and are likely to continue to fluctuate in the future because of the seasonal nature of our business. Therefore, our quarterly revenues and results of operations are difficult to forecast, which in turn could cause our quarterly results not to meet the expectations of securities analysts or investors. Our failure to meet expectations could cause a material drop in the market price of our common stock.

Because we maintain a significant supply of cash in our storefronts, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers. Because our retail storefront business requires us to maintain a significant supply of cash in each of our storefronts, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, employee and third- party theft and errors may still occur. Cash shortages from employee and third-party theft and errors were approximately $48,045 (0.04% of revenue) in 2009 and $396,459 (0.4% of revenue) in 2008. The extent of these cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It also is possible that crimes such as armed robberies may be committed at our storefronts. We could be subject to legal claims or adverse publicity arising from such crimes. For example, we may be subject to legal claims if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

Regular turnover among our managers and employees at our storefronts makes it more difficult for us to operate our storefronts and increases our costs of operations, which could have an adverse effect on our business, prospects, results of operations and financial condition.  The annual 2009 turnover among our storefront managers was approximately 23.3% and among our other storefront employees was approximately 58.4%. Approximately 7.9% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our storefronts.  If we are unable to retain our employees in the future, our business, prospects, results of operations and financial condition could be adversely affected.

Our Recent Entry Into, Subsequent Expansion of, and More Recent Contraction of Our Automobile Lending Activities Involve Unique Risks In Addition to Others Described Herein

Automobile lending exposes us not only to most of the risks described above but also to additional risks, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their repossession and liquidation value as collateral. In addition, one of our Auto Finance segment businesses acquires loans on a wholesale basis from used car dealers, for which we rely upon the legal compliance and credit determinations by those dealers.

The decline in automobile sales has resulted in a decline in the overall demand for automobile loans.  Sales of both new and used cars have declined precipitously over the past few years. While the unavailability of funding may have had a greater impact on our business, the decline in demand was consequential as well as it adversely affects the volume of our lending transactions and our recoveries of repossessed vehicles at auction. The continuation of this decline in demand will adversely impact our business.

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is extremely difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment, will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. We also may not be able to renew or replace our two remaining Auto Finance segment facilities when they become due (one of which has already expired in the ordinary course but with respect to which the lender has not yet required repayment as it evaluates a potential extension), in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through used car dealers (including JRAS, our own captive buy-here, pay-here dealer acquired in January 2007). Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors.

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. Principally in instances of customer non-repayment of our ACC business auto loans, we regularly repossess automobiles and sell repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession have resulted in higher credit losses for

us. Additionally, higher gasoline prices (like those experienced during 2008) tend to decrease the auction value of certain types of vehicles, such as SUVs.

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

We Routinely Explore Various Opportunities to Grow Our Business, to Make Investments and to Purchase and Sell Assets

We routinely consider acquisitions of, or investments in, portfolios and other assets as well as the sale of portfolios and portions of our business. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased and that we will not be able to produce the expected level of profitability from the acquired business or assets. Similarly, there are a number of risks attendant to sales, including the possibility that we will undervalue the assets to be sold. As a result, the impact of any acquisition or sale on our future performance may not be as favorable as expected and actually may be adverse.

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of December 31, 2009, credit card portfolio acquisitions accounted for 31.9% of our total credit card managed receivables portfolio based on our ownership percentages.

Receivables included in purchased portfolios are likely to have been originated using credit criteria different from the criteria of issuing bank partners that have originated accounts on our behalf. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge-off rates than the receivables previously originated and purchased by us. These receivables also may earn different interest rates and fees as compared to other similar receivables in our receivables portfolio. These variables could cause our reported managed receivables data to fluctuate substantially in future periods making the evaluation of our business more difficult.

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

Other Risks of Our Business

Climate change and related regulatory responses may impact our business.  Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate federal and other regulatory responses in the near future, including the imposition of a so-called “cap and trade” system.  It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant.  The most direct impact is likely to be an increase in energy costs, which would increase slightly our operating costs, primarily through increased utility and transportations costs.  In addition, increased energy costs could impact consumers and their ability to incur and repay indebtedness.  However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

We are a holding company with no operations of our own.  As a result, our cash flow and ability to service our debt is dependent upon distributions from our subsidiaries.  Our ability to service our debt is dependent upon the cash flows and operating earnings of our subsidiaries.  The distribution of subsidiary earnings, or advances or other distributions of funds by subsidiaries to us, all of which are subject to statutory and could be subject to contractual restrictions, are contingent upon the subsidiaries’ cash flows and earnings and are subject to various business and debt covenant considerations.  In addition, we are considering further restructuring options, including the spin-off of our micro-loan businesses.

If we ever consolidate the entities that hold our receivables, there will be a number of changes to our financial statements. When we securitize receivables, they are owned by special purpose entities that are not consolidated with us for financial reporting purposes. The rules governing whether these entities are consolidated are complex and evolving and subject to periodic review. For instance, changes effective for us at the end of 2009 will require us to consolidate our securitizations as of the beginning of 2010. As a result of the accounting rules changes expected to be effective for us as of

January 1, 2010, cash and credit card receivables held by our securitization trusts and debt issued from those entities will be presented as assets and liabilities on our consolidated balance sheet effective on that date. Because we expect to exercise the fair value option permitted under the new rules, we expect favorable initial effects on our reported financial condition. Moreover, after adoption of these new accounting rules, we will no longer reflect our securitization trusts’ results of operations within losses on retained interests in credit card receivables securitized, but will instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes) with respect to the credit card receivables held within our securitization trusts; similarly, we will begin to separately report interest expense (as well as gains and/or losses associated with fair value changes) with respect to the debt issued from the securitization trusts. Lastly, because we will account for our securitization transactions under the new rules as secured borrowings rather than asset sales, we will begin to present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities.

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

Historically, a substantial portion of our receivables were generated through accounts owned by Columbus Bank and Trust (“CB&T”), which has terminated its relationship with us. In addition, CB&T has refused to provide us the portion of the proceeds that it received in connection with the Visa® and MasterCard® initial public offerings that is attributable to the accounts that it originated on our behalf. For a more complete discussion of the litigation pending between CB&T and us, see Part I, Item 3, “Legal Proceedings.”

We are party to substantial litigation. As more fully discussed above, we are defendants in a significant number of legal proceedings. This includes litigation relating to our relationship with CB&T; litigation with holders of our convertible senior notes concerning past and possible future distributions to our shareholders, included the proposed spin-off of our micro-loan businesses; and litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

The analytical model we use to project credit quality may prove to be inaccurate. We assess credit quality using an analytical model that we believe predicts the likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. We believe our analysis enables us to better identify consumers within the financially underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios in order to identify those that may be more valuable than the seller or other potential purchasers might recognize. However, we may not be able to achieve the collections forecasted by our analytical model. If any of our assumptions underlying our model proves materially inaccurate or changes unexpectedly, we may not be able to achieve our expected levels of collection, and our revenues will be reduced, which would result in a reduction of our earnings.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing, and in 2009, we paid Total System Services, Inc. $20.4 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider, such as First Data Resources, Inc., which currently provides only limited account and payment processing for us. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

If we obtain a bank charter, any changes in applicable state or federal laws could adversely affect our business. From time-to-time we have explored the possibility of acquiring a bank or credit card bank. If we obtain a bank or credit card bank charter, we will be subject to the various state and federal regulations generally applicable to similar institutions, including restrictions on the ability of the banking subsidiary to pay dividends to us. Any future changes of applicable state and federal laws or regulations could adversely affect the bank’s business and operations.

Internet security breaches could damage our reputation and business. As part of our growth strategy, we have originated loans over the Internet. The secure transmission of confidential information over the Internet is essential to maintaining consumer confidence in our products and services offered online. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer application and transaction data transmitted over the Internet. Security breaches could damage our reputation and expose us to a risk of loss or litigation. Moreover, consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to solicit new loans over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online.

Any disruption in the availability of our information systems could adversely affect our operations. We rely upon our information systems to manage and operate business. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems due to catastrophic events or otherwise could adversely affect our business, prospects, results of operations and financial condition.

Our systems, procedures, controls and existing personnel may not be adequate to support new or replacement products or to expand into new geographic areas.  Our results of operations depend substantially on the ability of our officers and key employees to manage changing business conditions and unpredictable regulations and to implement and improve our technical, administrative, financial control and reporting systems. Our ability to maintain or further expand our business may require us to develop new or replacement products. In addition, business conditions could make it necessary for us to expand our operations in new geographic areas. Our systems, procedures, controls and existing personnel may not be adequate to support new or replacement products or operations in new geographic areas.

Risks Related to the Potential Spin-Off of our Micro-Loan Businesses

Our Board of Directors may decide not to approve the spin-off of our micro-loan businesses; even if, our Board of Directors  approves the spin-off, the consummation of the spin-off will be subject to a number of conditions.  Our Board of Directors and management are evaluating the proposed spin-off to determine whether the separation of the micro-loan businesses is in our best interests as well as those of our shareholders.  The Board of Directors may decide not to approve the spin-off if at any time it determines, in its sole discretion, that Purpose Financial and we are better served being a combined company.  Even if the Board of Directors approves the spin-off, the consummation of the spin-off will be subject to a number of conditions, including: (i) the SEC’s declaration of Purpose Financial’s registration statement on Form 10 to be effective; (ii) our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off; (iii) the private letter ruling that we received from the IRS not being revoked or modified in any material respect; (iv) NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance; and (v) the nonexistence of any order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement that would be entered into between Purpose Financial and us. If we are not able to meet these conditions, we may not be able to complete the spin-off in a timely manner.

If the spin-off is completed, our operational and financial profile will change as a result of the separation of Purpose Financial from our other businesses. As a result, our diversification of revenue sources will diminish, and it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

If the spin-off is determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.  In connection with the spin-off, we received a private letter ruling from the IRS to the effect that, among other things, the contribution by us of the assets of the micro-loan businesses to Purpose Financial and the distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). The ruling relies on certain facts, assumptions, representations and undertakings from Purpose Financial and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our shareholders may not be able to rely on the ruling and could be subject to significant tax liabilities. Notwithstanding the private letter ruling, the IRS could determine on audit that the spin-off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or for other reasons, including as a result of certain significant changes in the stock ownership of Purpose Financial or us after the spin-off.

If the spin-off is completed, we will be subject to restrictions on acquisitions involving our stock and other stock issuances and possibly other corporate opportunities in order to enable the spin-off to qualify for tax-free treatment. Even if the spin-off otherwise qualifies for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate level taxable gain to us under Section 355(e) of the Code if 50% or more, by vote or value, of our common stock or Purpose Financial’s common stock is acquired or issued as part of a plan or series of related transactions that includes the distribution. For this purpose, any acquisitions or issuances of our common stock within two years before the distribution, and any acquisitions or issuances of our common stock or Purpose Financial’s common stock within two years after the distribution, generally are presumed to be part of such a plan, although we or Purpose Financial may be able to rebut that presumption. We are not aware of any such acquisitions or issuances of our common stock within the two years before the distribution. If an acquisition or issuance of our common stock or Purpose Financial’s common stock triggers the application of Section 355(e) of the Code, we would recognize taxable gain as described above, and certain subsidiaries of ours or subsidiaries of Purpose Financial would incur significant federal income tax liabilities as a result of the application of Section 355(e) of the Code.

Under the tax sharing agreement that would be entered into between Purpose Financial and us, there are restrictions on our ability to take actions that could cause the spin-off or certain internal transactions undertaken in anticipation of the spin-off to fail to qualify as tax-favored transactions, including entering into, approving or allowing any transaction that results in a change in ownership of more than 50% of our common stock, a redemption of equity securities, a sale or other disposition of a substantial portion of our assets, an acquisition of a business or assets with equity securities to the extent one or more persons would acquire 50% or more of our common stock, or engaging in certain internal transactions. These restrictions apply for the two-year period after the spin-off, unless we obtain a private letter ruling from the Internal Revenue Service or an unqualified opinion that such action will not cause the spin-off or the internal transactions undertaken in anticipation of the spin-off to fail to qualify as tax-favored transactions, and such letter ruling or opinion, as the case may be, is acceptable to the parties. In addition, Purpose Financial would be subject to similar restrictions under the tax sharing agreement. Moreover, the tax sharing agreement generally would provide that a party thereto is responsible for any taxes imposed on any other party thereto as a result of the failure of the spin-off or certain internal transactions to qualify as a tax-favored transaction under the Code if such failure is attributable to certain post-spin actions taken by or in respect of the responsible party or its shareholders, regardless of whether the actions occur more than two years after the spin-off, the other party’s consent to such actions or such party obtains a favorable letter ruling or opinion as described above. For example, we would be responsible for the acquisition of us by a third party at a time and in a manner that would cause such failure. These restrictions may prevent us from entering into transactions which might be advantageous to our shareholders.

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

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock pursuant to share lending agreements or short sales transactions by purchasers of convertible notes securities, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Sales of significant amounts of our common stock or equity-related securities in the public market, including sales pursuant to share lending agreements, or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. Future sales of shares of common stock or the availability of shares of common stock for future sale, including sales of our common stock in short sales transactions by purchasers of our convertible notes, may have a material adverse effect on the trading price of our common stock.

Our business is going through a substantial period of transition and we are exploring various options. Because of the unavailability of financing for our traditional business, we are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include the payment of cash dividends and the spin-off of our micro-loan businesses, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders.  We are considering future cash dividends as well.  In connection with management’s review of the proposal to spin-off our micro-loan businesses, our subsidiary Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC.  To date, our Board of Directors has not approved any further dividends or the spin-off of Purpose Financial, and it is premature to suggest whether they will.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices, comprising approximately 223,000 square feet, and our operations centers and collection facilities for our Credit Cards segment, comprising approximately 217,000 square feet, are located in leased premises in: Atlanta, Georgia; St. Cloud, Minnesota; North Wilkesboro, North Carolina; and Salt Lake City, Utah. Our Investments in Previously Charged-Off Receivables segment principally operates out of the St. Cloud, Minnesota facility. Our Retail Micro-Loans segment is headquartered within the same location as our principal executive offices in Atlanta, Georgia with approximately 19,000 square feet of leased space; its storefront locations in the various states in which it operates average approximately 1,550 square feet per store of leased space. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 12,800 square feet of leased space, with additional offices and branch locations in various states. Our operations in the U.K. include approximately 54,100 of aggregate square feet of leased space in Crawley, Bicester and London. We believe that our facilities are suitable to our business and that we will be able to lease or purchase such additional facilities as our needs require.

ITEM 3.	LEGAL PROCEEDINGS

    We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

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

On July 14, 2008, CompuCredit Corporation and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J. Paul Whitehead III, were named as defendants in a purported class action securities case filed in the U.S. District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.   In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints were consolidated, and a consolidated complaint was filed. We filed a motion to dismiss, which the court granted on December 4, 2009. In its order, the court allowed the plaintiff to amend its complaint, but the plaintiff failed to do so timely. On January 13, 2010, the court entered final judgment, with prejudice, in favor of all defendants.  The appeal period for the court’s final judgment expired on February 12, 2010.

CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that were the subject of the class action securities case prior to its dismissal. Our Board of Directors appointed a special litigation committee to investigate the allegations; that investigation has now been concluded; and we have communicated that conclusion to Ms. Sue An’s legal counsel. Ms. An has filed suit, which is in the early stages.  We will vigorously contest the allegations in that complaint.

Our debt collections subsidiary, Jefferson Capital, was a party to a series of agreements with Encore. In general, Encore was obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also required Encore to sell certain charged-off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that we breached certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC and settled by us in December 2008. This dispute was submitted to the American Arbitration Association for resolution.  Immediately prior to the arbitration panel hearing in the third quarter of 2009, we settled our outstanding disputes with Encore. The settlement resulted in the recognition of the remaining $21.2 million in deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net gain of $11.0 million which is reflected in our consolidated statements of operations for the year ended December 31, 2009.

On December 21, 2009, certain holders of our 3.625% Convertible Senior Notes Due 2025 and 5.875% Convertible Senior Notes Due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and a potential future spin-off of our micro-loan businesses. We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On January 26, 2010, we filed a motion to dismiss all claims.  Subsequently, on February 22, 2010, the plaintiffs purported to file an amended complaint, seeking, among other things damages in connection with our December 31, 2009 cash dividend and an injunction preventing future distributions to shareholders, including the proposed spin-off of our micro-loan businesses.  The litigation remains pending and we do not know when the court will rule on our motion to dismiss. Consequently, should our Board of Directors ultimately approve a spin-off of our micro-loan businesses, it is possible that the spin-off ultimately might be delayed or enjoined by court order.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CCRT.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of February 26, 2010, there were 69 holders of our common stock, not including persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2008	High	Low
1st Quarter 2008	$14.70	$7.65
2nd Quarter 2008	$10.95	$6.00
3rd Quarter 2008	$7.32	$3.92
4th Quarter 2008	$5.53	$1.80

2009	High	Low
1st Quarter 2009	$6.21	$1.70
2nd Quarter 2009	$3.79	$2.29
3rd Quarter 2009	$5.70	$2.08
4th Quarter 2009	$4.71	$1.89

The closing price of our common stock on the NASDAQ Global Select Market on February 26, 2010 was $3.46.

On December 3, 2009, we declared a $.50 per share cash dividend on our common stock, which was paid on December 31, 2009, and we are contemplating additional cash and stock dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

Other than shares effectively repurchased to pay for tax withholdings upon employee restricted stock vestings, we repurchased no shares pursuant to publicly announced plans or programs during 2009.

Equity Compensation Plan Information

We maintain two stock-based employee compensation plans (our Employee Stock Purchase Plan or “ESPP” and our 2008 Equity Incentive Plan), which we assumed from CompuCredit Corporation in connection with the June 30, 2009 holding company formation reorganization. The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares. Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated.

All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase common stock in CompuCredit up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period.

    The following table provides information about our outstanding option and restricted stock unit awards as of December 31, 2009.
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Restricted Stock Units (1)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Employee Compensation Plans (Excluding Securities Reflected in First Column) (2)
Equity compensation plans previously approved by security holders	1,222,312	$31.75	1,454,939
Equity compensation plans not approved by security holders	—	—	—
Total	1,222,312	$31.75	1,454,939

(1)	Does not include outstanding shares of previously awarded restricted stock.
(2)	Includes 1,366,165 options or other share-based awards available under our 2008 Equity Incentive Plan and 88,774 shares available under our ESPP as of December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein where certain terms have been defined. This discussion with respect to comparative 2008 results has been updated to consider the effects of retrospective adjustments associated with new accounting pronouncements that became effective for us on January 1, 2009—specifically, guidance which resulted in the reclassification of our prior liability for minority interests to a new noncontrolling interests component of total equity, and guidance which resulted in reclassifications of consolidated balance sheet balances from deferred loan costs and convertible senior notes to additional paid-in capital and associated reclassifications among retained earnings and deferred tax liabilities. Retrospective application of this guidance also had the effect of increasing interest expense and, accordingly, decreasing net income within our consolidated statements of operations for the year ended December 31, 2008. Note 2 to our consolidated financial statements describes the retrospective application of these new accounting methods in greater detail.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section. See “Cautionary Notice Regarding Forward-Looking Statements.”

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We have contracted contract with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards and we have purchased the receivables relating to such accounts on a daily basis.

Our product and service offerings also include small-balance, short-term cash advance loans—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans) for 30 days or less and to which we refer as “micro-loans;” installment loan and other credit products; and money transfer and other financial services. These loans and products are marketed through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin and over the Internet in the U.S. and U.K.

We also are collecting a portfolio of auto finance receivables that we previously originated through franchised and independent auto dealers, purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business and selling used automobiles through our own buy-here, pay-here lots.

Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

The most significant changes to our business during the year ended December 31, 2009 were:

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

•
Our third quarter change in assumption in computing the fair value of our retained interests in our securitization trusts to reflect our determination during that quarter that a buyer of the residual interests we hold in our upper-tier and lower-tier originated portfolio master trusts would likely discount the price that they would pay for the residual interests to reflect the risk that certain of the securitization facilities could soon enter early amortization status—thereby materially delaying the buyer’s receipt of cash flows until the underlying securitization facilities were completely repaid;

•	Our recognition of a $114.0 million securitization gain in the third quarter connection with the cancellation of certain notes issued out of our upper-tier originated portfolio master trust;

•
Our recognition of an $11.0 million net pre-tax gain in the third quarter associated with our settlement with Encore over its claims that we breached contract and its failure to purchase certain previously charged-off receivables accounts under its forward flow contract with us;

•
 Our third quarter repayment of $81.1 million of notes payable associated with our ACC and CAR operations within our Auto Finance segment as we were not able to reach satisfactory terms to renew or replace these debt facilities at that time, followed shortly thereafter in the fourth quarter by our issuance of a new, amortizing, non-recourse $103.5 million debt facility secured by auto finance receivables associated with our ACC operations within our Auto Finance segment and our issuance of a new, non-recourse $50.0 million line of credit secured by auto finance receivables associated with our CAR operations within our Auto Finance segment; and

•
Our fourth quarter de-securitization of our lower-tier credit card receivables, our recording of these receivables on our balance sheet at their fair value in connection with our prior fair value option election made with respect to such receivables under applicable accounting rules, and our repayment of all securitization facilities that were secured by such receivables with the consent of the investor in the lower-tier originated portfolio master trust.

Most critical to us of all of the above is the disruption we continue to see in global liquidity markets and the ongoing weakness of the world economy. As is customary in our industry, we finance most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not sufficiently recovered thus far. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality for us in the near term, and even if they were available to us now, the current regulatory and economic environment and our current liquidity position are not attractive enough for us to want to originate new credit card receivables (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program).  Moreover, although we were able to achieve two new debt issuances within our Auto Finance segment in the fourth quarter of 2009, they do not provide sufficient additional capital to allow for long-term meaningful growth within that segment.  While our retail and Internet micro-loan businesses and our Investment in Previously Charged-Off Receivables segment are capable of modest growth with little or no additional capital requirements, we would need to deploy more of our capital or obtain additional sources of capital to achieve more significant consolidated-level, long-term growth.

In the current environment wherein the only material cash flows we are receiving within our Credit Cards segment are those associated with servicing compensation until our securitization facilities are fully repaid, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have the effect of reducing our potential for profitability both in the near term and over the long term. Our hope is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can support with servicing compensation as its only cash inflow will not cause further impairments in the fair values of our retained interests in our securitized credit card receivables; however, this outcome cannot be assured.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly credit card practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. For example, we currently are assessing and may determine that further adverse changes are necessary to implement the CARD Act and regulations issued in January 2010 by the Federal Reserve Board to implement the CARD Act.

Subject to the availability of liquidity to us at attractive terms and pricing, which is difficult if not impossible to obtain in the current market, our shareholders should expect us to continue to (1) evaluate and pursue for acquisition additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business and (2) evaluate and pursue additional opportunities to repurchase our convertible senior notes and other debt at discounts to their face amounts. Absent the availability of investment alternatives (either in other portfolios or in our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as was done at December 31, 2009) or through a potential spin-off of our micro-loan businesses.  Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure until we can finance and complete any potential acquisitions.

Potential Spin-Off of Micro-Loan Businesses

On November 5, 2009, our Board of Directors authorized management to review and evaluate the merits of a proposal to spin-off our U.S. and U.K. micro-loan businesses into a separate, publicly traded company called Purpose Financial Holdings, Inc. (“Purpose Financial”). Once management completes its review and evaluation, the Board will discuss and consider the merits of the proposal.

In connection with management’s review of the proposal to spin-off our U.S. and U.K. micro-loan businesses, Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010.  The spin-off remains subject to a number of conditions, including, among others:

•	approval from our Board of Directors

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10, to be effective;

•
our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the private letter ruling that we received from the Internal Revenue Service (“IRS”) not being revoked or modified in any material respect;

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance; and

•
the nonexistence of any order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement.

We cannot assure you that any or all of these conditions will be met.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands)	2009	2008	Income Increases (Decreases) from 2009 to 2008
Earnings:		(as adjusted)
Total interest income	$76,757	$97,989	$(21,232)
Interest expense	(42,066)	(52,878)	10,812
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	73,075	69,790	3,285
Internet micro-loan fees	64,641	42,623	22,018
Fees on credit card receivables held on balance sheet	101	6,367	(6,266)
Changes in fair value of loans and fees receivable recorded at fair value	(1,096)	—	(1,096)
Income on investments in previously charged-off receivables	31,014	38,816	(7,802)
Gross profit on auto sales	20,329	32,389	(12,060)
Gains (losses) on investments in securities	276	(6,622)	6,898
Other	2,979	6,115	(3,136)
Other operating income:
Securitization gains	113,961	—	113,961
Loss on retained interest in credit card receivables securitized	(676,236)	(135,561)	(540,675)
Fees on securitized receivables	16,209	28,527	(12,318)
Servicing income	104,981	181,883	(76,902)
Ancillary and interchange revenues	17,917	55,283	(37,366)
Gain on repurchase of convertible senior notes	1,421	61,671	(60,250)
Gain on buy-out of equity-method investee members	20,990	—	20,990
Equity in (loss) income of equity-method investees	(16,881)	22,319	(39,200)
Total	$(191,628)	$448,711	$(640,339)
Provision for loan losses	94,349	70,611	(23,738)
Operating expenses:
Salaries and benefits	51,885	67,434	15,549
Card and loan servicing	207,466	279,610	72,144
Marketing and solicitation	16,699	46,255	29,556
Depreciation	20,099	32,483	12,384
Goodwill impairment	20,000	30,868	10,868
Foreign currency transaction losses	28,531	1,559	(26,972)
Other	94,510	121,443	26,933
Noncontrolling interests	(10,461)	(2,145)	8,316

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable that are not securitized in off-balance-sheet securitization transactions—principally from our Auto Finance segment.  The decrease is primarily due to the ongoing attrition within our auto finance receivables portfolios as we do not originate sufficient new loans to replace those of consumers who either pay off their balances or become delinquent and charge off.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on a subordinated, certificated interest in a securitization trust owned by one of our majority-owned subsidiaries. Principal amortization caused a reduction in interest income levels associated with some of these investments. Moreover, the elimination of our holdings of bonds issued by other third-party asset-backed securitizations contributed further to our reduced other interest income relative to that experienced in 2008. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as a result, we do not have any continuing interest income associated with these investments.

We significantly restricted growth within our Auto Finance segment beginning with the third quarter of 2008, and we expect interest income within our Auto Finance segment to decline with net liquidations in its receivables levels for the foreseeable future. However, because changes in accounting rules will require us to consolidate our securitized credit card receivables onto our balance sheet effective in the first quarter of 2010, our ongoing total interest income is expected to grow significantly in the first quarter of 2010 and then decline in subsequent quarters thereafter along with expected net liquidations of our credit card and auto finance receivables.

Interest expense.  The decreases are primarily due to repurchases of our convertible senior notes during 2008 and 2009, as well as our declining interest expense levels associated with the reduced levels of collateralized financing of our investments in third-party asset-backed securitizations. With our disposition of these investments immediately after the close of our second quarter of 2008, we will not incur any further interest costs associated with the financing of these investments.

Our noted declines in interest costs were partially offset, however, by higher interest costs within MEM, reflecting the funding of receivables growth within these operations through draws against available credit lines. Because MEM’s cash flows at moderate growth levels allowed it to de-lever in 2009 and pay off its outstanding debt by year end, we have no current plans to pursue leverage against this business line and therefore do not expect to incur any further interest costs related to this business line for the foreseeable future.

Increased pricing on debt facilities within our Auto Finance segment (as of the third quarter of 2008, as well as with ACC’s $103.5 million amortizing debt facility entered into in the fourth quarter of 2009) also partially offset our noted declines in interest costs. Notwithstanding higher pricing with these facilities, however, our Auto Finance segment interest costs are expected to continue to decline with net liquidations of our Auto Finance segment receivables for the foreseeable future.

The above-noted net declines in interest costs will be partially offset in the future by increasing non-cash interest charges as a result of our adoption of new Instrument C accounting rules effective January 1, 2009. The amount of interest expense attributable to our adoption of the new rules will gradually increase over time with trending higher levels of discount accretion into interest expense, thereby slowing the downward trend we have been seeing in total interest costs. Based on our 2009 adoption of the Instrument C accounting rules coupled with our retrospective application of these rules to 2008, we experienced $10.2 million of non-cash, discount accretion-related interest expense in the year ended December 31, 2009 and $10.1 million of non-cash, discount accretion-related interest expense in the year ended December 31, 2008, respectively. Offsetting the expected trending higher interest costs that we expect due to discount accretion in each passing quarter under the new rules, however, was the effect of the aforementioned repurchases of our convertible senior notes which could be further reduced by future repurchases of convertible senior notes if they become available at attractive rates.

Additionally, the consolidation of debt facilities underlying our credit card securitization as will be required in the first quarter of 2010 pursuant to accounting rule changes is expected to cause our interest expense to increase above current levels in the first quarter of 2010. As these debt facilities are repaid commensurate with net liquidations of the underlying credit card receivables that serve as collateral for the facilities, our interest expense is expected to decline from its heightened first quarter of 2010 level.

Fees and related income on non-securitized earning assets. The significant factors affecting our levels of fees and related income on non-securitized earning assets include:

•	increases in Internet micro-loan fees, reflecting the organic growth of our MEM operations;

•
decreases in income on investments in previously charged-off receivables in 2009 principally reflecting the adverse effects of our dispute with Encore (which we settled in September 2009 at a $11.0 million gain) over Encore’s failure to continue purchases of previously charged-off receivables under our forward flow contract as discussed in detail within the Investment in Previously Charged-Off Receivables Segment section below—offset somewhat, however, by growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities;

•
lower gross profits on automotive vehicle sales in 2009 relating to our JRAS operations primarily due to our closure of four lots during the first quarter of 2009 and two additional lots in the second quarter of 2009, coupled with slower sales on its remaining lots; and

•
lower levels of losses associated with our investments in securities primarily due to our cessation of a significant majority of these activities as we liquidated our remaining investments in third-party asset-backed securities in response to margin calls in the second quarter of 2008.As we have now disposed of all of our investments in third-party asset-backed securities, we expect no further losses on those investments.

Because of its settlement with Encore, prospects for near-term profits and revenue growth within our Investments in Previously Charged-off Receivables segment are now enhanced. This segment continues to purchase pools of charged-off receivables at favorable pricing which reflects an oversupply of charged-off paper in the marketplace. Moreover, this segment continues to seek and obtain third-party financing for future purchases.  Nevertheless, the economic downturn’s impact on the segment’s ability to collect certain pools of previously charged-off paper at sufficient levels to earn its desired returns and corporate-level liquidity constraints on the amount of capital that we are willing and able to allocate to this segment for its purchase of previously charged-off paper at its desired levels could prevent this segment from growing as rapidly as desired.

Additionally, we expect Auto Finance segment gross profits to be lower in 2010 than we experienced in 2009 given our decision to close two more of JRAS’s lots during the second quarter of 2009 and our current evaluation of additional lot closures early in 2010.

Two developments within our Credit Cards segment are expected to cause changes to our fees and related income on non-securitized earning assets in 2010. The first of these developments is our December 2009 reconsolidation of the credit card receivables previously held off-balance sheet within our lower-tier originated portfolio master trust given our December 2009 repayment (with investor consent) of the remaining outstanding debt within that trust. Second is the expected consolidation onto our balance sheet in the first quarter of 2010 of all of the other receivables held within our securitization trusts along with the debt facilities with respect to which they serve as collateral; new accounting rules will require this consolidation effective as of January 1, 2010. We expect the following changes to our fees and related income on non-securitized earnings assets as a result of these developments:

•
a significant increase in our fees on non-securitized credit card receivables category in the first quarter of 2010 that will decline over subsequent quarters with net liquidations in our credit card receivables;

•
a significant increase in the interest expense associated with the consolidated debt that will decline over subsequent quarters with net liquidations in our credit card receivables and corresponding payments made on those debt balances; and

•
because of our fair value option elections with respect to newly consolidated credit card receivables and their associated debt facilities as of the beginning of 2010, potential volatility in two new categories within our details of fees and related income on non-securitized earning assets—those being gains and losses associated with changes in the fair value of credit card receivables and gains and losses associated with changes in the fair value of the debt facilities with respect to which such credit card receivables serve as collateral.

Lastly, we currently expect continued growth in fees from our U.K.-based, Internet, micro-loan operations within MEM as this entity continues to execute on its growth plans. Moreover, with the re-commencement of loan generation within our Ohio retail micro-loan storefronts coupled with new underwriting criteria, we expect increased retail micro-loan fees as well as continued and higher profitability for the Retail Micro-Loans segment in 2010.

Loss on securitized earning assets. Loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

Given the current net liquidating status of each of our credit card receivables portfolios within their respective securitization trusts, we have not recognized any securitization gains during 2009 apart from the securitization gain experienced in connection with our third quarter purchase (and subsequent cancellation) of securitization facility notes. Moreover, because of new accounting rules that will require the consolidation of all of our off-balance-sheet securitization trusts effect January 1, 2010, we will not have securitization gains in the future.

We have experienced significantly higher 2009 losses on retained interests in credit card receivables securitized. Throughout 2008, we saw significant declines in the levels of receivables within our originated portfolios, which resulted in significantly lower fee billings for 2009. Also contributing to higher 2009 losses were (1) our inability to re-price accounts that were owned by CB&T at market-appropriate pricing (a matter that is the subject of litigation between us and CB&T), (2) certain adverse changes to our retained interest valuation assumptions given ongoing current negative trends in the U.S. and U.K. economies, including those associated with our third quarter 2009 conclusion that a buyer of our residual interests in our upper and lower-tier originated portfolio master trusts would likely discount the price that they would pay for the residual interests to reflect the risk that the securitization facilities could soon enter early amortization status (a risk that has borne out in subsequent months), (3) the closure of substantially all credit card accounts underlying our pool of securitized credit card receivables, which negatively affected the fair value of our interest-only strips embedded within our loss on retained interests in credit card receivables securitized computations and resulted in accelerations of charge offs as some customers are either unwilling or unable to pay down on existing balances once their accounts have been closed, and (4) the effects of significant fee and finance charge credits that we have provided to customers primarily in the first through third quarters of 2009 under incentive programs aimed at stimulating prompt and increased payments from customers in the face of reductions in payment rates due to deteriorating economic conditions. While we do not anticipate having to make future fee and finance charge credits to stimulate payments at the same levels as those experienced in 2009, additional incentive programs and/or account actions could continue to depress fee billings into 2010 and beyond. However, based on the significance of the write-downs we have taken in 2009 associated with retained interests in our securitized credit card receivables, future losses on our credit card receivables are expected to be significantly below loss levels experienced in 2009; additionally and as previously noted, these losses will be reflected separately in 2010 within different line items (and not in the loss on retained interests in credit card receivables securitized line item) on our statements of operations given (1) new accounting requirements that require consolidation of our securitized credit card receivables and their underlying debt effective January 1, 2010, and (2) December 2009 reconsolidation of the credit card receivables previously held off-balance sheet within our lower-tier originated portfolio master trust given our December 2009 repayment (with investor consent) of the remaining outstanding debt within that trust.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which have affected the levels of our loss on retained interests in credit card receivables securitized and fees on securitized receivables in 2009 and prior periods and which will affect our provision for loan losses and credit card receivables fair value gain or loss income statement categories in 2010 and future periods.

Servicing income. Servicing income has decreased due to the effects on our servicing compensation of liquidations in our credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. While we currently are negotiating with investors in certain of our securitization trusts to increase our servicing compensation rates for 2010 and beyond, if we are unsuccessful in such negotiations or in acquiring new credit card receivables portfolios or contracts to service portfolios for third parties, we anticipate further decreases in our servicing income levels with the contraction of our credit card receivables levels in 2010.

Ancillary and interchange revenues. During periods, unlike our current period, in which we are actively originating credit card accounts or in which credit card accounts are open to cardholder purchases, we market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. The significant decline in our ancillary revenues associated with these activities and our interchange revenues corresponds with our 2008 and 2009 account closure actions and the net liquidations we have experienced in all of our credit card receivables portfolios in 2009. Absent portfolio acquisitions, we expect only immaterial amounts of ancillary and interchange revenues in the future.

Gain on repurchase of convertible senior notes. In 2009, we repurchased $1.3 million in face amount of our $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 and $2.0 million in face amount of our $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. The purchase price for these notes totaled $1.1 million (including accrued interest) and resulted in a gain of $1.4 million (net of the notes’ applicable portion of deferred costs that we wrote off upon their repurchase). Similarly, in 2008, we repurchased $18.2 million in face amount of our $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 and $61.7 million in face amount of our $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. The purchase price for these notes totaled $47.2 million (including accrued interest) and resulted in a gain of $112.2 million (net of the notes’ applicable portion of deferred costs that we wrote off upon their repurchase). We are actively pursuing repurchases of our convertible senior notes in 2010, which would result in additional as of yet unknown gains upon such repurchases.

Gain on buy-out of equity-method investee members. In May 2009, we bought out the other members of our then-longest standing equity-method investee, and we recognized a $21.0 million gain based on the re-measurement to fair value of our previously held equity interest in the equity-method investee.  This gain will be realized through cash collections on a portfolio of credit card receivables owned by this entity over the life of the portfolio.

Equity in income of equity-method investees. The adverse 2009 results with respect to our equity-method investees reflects the effects of worsening economic conditions on the performance of the credit card receivables underlying our equity-method investees’ retained interests holdings and the valuations thereof, as well as our continued gradual liquidation of the receivables balances associated with these equity-method investees.  We expect to see continued liquidations in these portfolios for the foreseeable future, and we expect future results (whether loss or income) from our current equity-method investees that will not be material to our financial condition or operating results.

Provision for loan losses.  Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. The decrease in the provision for loan losses is primarily due to the declines in outstanding receivables we have experienced in our Auto Finance segment, offset slightly, however, by increased loss estimates for those receivables.

While we expect no significant deviations in our credit risks, delinquencies and loss rates in 2010 versus 2009 (other than potential improvements if and as the economy improves) and while we expect reductions in our provisions for loan losses associated with our rapidly liquidating pool of auto finance receivables, the following factors are expected to cause growth in our provision for loan losses in 2010 relative to 2009:  (1) new accounting requirements that require consolidation of our securitized credit card receivables and their underlying debt effective January 1, 2010, which will shift the credit losses associated with such receivables from the loss on retained interests in credit card receivables securitized line item to the provision for loan losses line item on our consolidated statements of operations; and (2) increased 2010 loan losses associated with our plans to continue modestly growing our retail and Internet micro-loans receivables.

Further details concerning credit loss trends and expectations by segment are provided throughout our forthcoming discussion and analysis of each segment.

Total other operating expense Total other operating expense decreased, reflecting the following:

•	decreases in marketing and solicitation costs given the ongoing dislocation of the liquidity markets and our corresponding curtailment of substantially all of our credit card marketing efforts;

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
decreases within card and loan servicing expenses, primarily as a result of credit card and other loan portfolio liquidations—such decreases being partially offset by increased costs associated with MEM, which we have expanded throughout 2008 and 2009;

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

 offset, however, by:

•
a goodwill impairment charge of $20.0 million in the second quarter of 2009 related to our Retail Micro-Loans segment precipitated by our closure of Arkansas storefronts and depressed market valuations; and

•
The reclassification (from accumulated other comprehensive loss on our consolidated balance sheet to a loss in our consolidated statement of operations) of our $26.1 million accumulated foreign currency translation adjustment associated with our U.K. Portfolio as we completely wrote our investment in that portfolio off in the fourth quarter of 2009.

While we incur certain base levels of fixed costs, the majority of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets. In addition, we have terminated various operations that were start-up in nature and were not individually meeting our current capital allocation requirements. Given our current focus on cost-cutting and maximizing shareholder returns in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets will improve, we expect further reductions in marketing efforts and expense levels and in most other cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our currently liquidating portfolio of managed receivables. As an example, and as noted elsewhere in this Report, we took actions (including issuing planned termination notices to affected U.S. call center employees) to better leverage our global infrastructure, thereby outsourcing portions of our U.S. credit card customer service and collections operations in the first quarter of 2010, and given the lower costs of labor within the countries where our outsourcing vendors are located, we expect lower costs associated with our credit card customer service and collection operations in 2010.

Notwithstanding the above and notwithstanding some legal cost savings we have seen since our December 2008 settlement of litigation with the FTC and FDIC and our third quarter 2009 settlement with Encore, we continue to incur heightened legal costs and will continue to incur these costs at heightened levels until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see given our liquidity-related receivables contraction efforts. Although we are in negotiations with investors in certain of our securitization trusts to increase our servicing compensation rates, our inability to reduce these costs as rapidly as our receivables reductions is expected to put continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests.  We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 17, “Stock-Based Compensation”) as noncontrolling interests in our consolidated statements of operations. Generally, the levels of loss or  income that are allocated to (or considered attributable to) noncontrolling interests in any particular accounting period is (and is expected to continue) declining. This is consistent with liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries. These trends within our majority-owned subsidiaries, coupled with the challenges they have faced given liquidity constraints and dislocation in the economy, generally have resulted in net losses for our majority-owned subsidiaries over the past several quarters. Contributors to the recent losses experienced by our majority-owned subsidiaries include losses stemming from reduced income on our retained interests in securitized credit card receivables within these subsidiaries in part associated with more conservative valuation assumptions used with respect to their retained interest valuations and losses incurred within the majority-owned subsidiary that is a holding company within our Investments in Previously Charged-off Receivables segment principally given its now-settled (as of September 2009) dispute with Encore as discussed throughout this report.  Further contributing to our recent general trend of net losses attributable to noncontrolling interests are new accounting rules that we adopted effective January 1, 2009 requiring us to continue to allocate losses to the noncontrolling interests of our majority-owned subsidiaries even if the allocation results in a deficit balance in the noncontrolling interests’ capital accounts; as such, the adoption of these rules provides us with modestly lower net losses attributable to controlling interests as we allocate to noncontrolling interests a portion of the losses that otherwise would have been absorbed by controlling interests prior to the effective date of these rules.

But for the ownership interests of noncontrolling holders of equity in MEM (which is experiencing growing profitability), we would have experienced greater net losses within our majority-owned subsidiaries and hence a greater allocation of losses to noncontrolling interests in recent quarters. In December 2009, we repurchased for $2.2 million certain noncontrolling interests in MEM representing 2.5% of the total outstanding ownership of MEM.

Income taxes. Our overall effective tax benefit rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were 24.7% and 32.8% in 2009 and 2008, respectively. We have experienced no material changes in effective tax benefit rates associated with differences in filing jurisdictions, and the variations in effective tax benefit rates between these periods are substantially related to the effects of $70.6 million in valuation allowances provided against income statement-oriented U.S. federal, state and foreign deferred tax assets in 2009. As computed without regard to the effects of all U.S. federal, state, local and foreign tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax benefit rates would more likely than not have been 34.3% and 33.7% in 2009 and 2008, respectively.

Credit Cards Segment

Included at the end of this “Credit Cards Segment” section under the heading “Definitions of Financial, Operating and Statistical Measures” are definitions for various terms we use throughout our discussion of the Credit Cards segment.

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card portfolios, as well as the performance of our various investments in asset-backed debt and equity securities prior to our dispositions of substantially all of such securities holdings by June 30, 2008. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned check fees and cash advance fees. Also, while insignificant currently, revenues (during previous periods of account origination and in which accounts were open to cardholder purchases) also have included those associated with (1) our sale of ancillary products such as memberships, insurance products, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

 The way we record these receivables in our consolidated balance sheets and in our consolidated statements of operations depends on the form of our ownership. While the underlying activities are similar between each of our portfolios, there are differences, and how we reflect these activities in our financial statements differs dramatically depending on our ownership form. These forms include:

•	originated or purchased;

•	securitized or non-securitized; and

•	consolidated or non-consolidated.

Our originated portfolios include the credit card receivables of customers obtained through our own marketing efforts, whereas our purchased portfolios include the credit card receivables of customer accounts that were originated by others prior to our acquisitions of the portfolios at varying but generally significant purchase discounts. We historically have spent a substantial amount on marketing to originate new cardholder accounts, although we currently have discontinued substantially all credit card marketing activities. We expense the majority of our credit card marketing costs when we incur them. New cardholders also require greater servicing efforts than established accounts. Originated accounts generally do not charge off until after the account is open for at least six months. During prior periods of rapid growth in originated cardholder accounts, we historically showed high relative servicing and marketing expenses but low relative charge offs of delinquent accounts. On the other hand, when we have purchased credit card portfolios from others, we historically have purchased them at substantial discounts. We generally have earned fees from the cardholders immediately after the purchase and have not had to bear the high marketing costs associated with the origination of the accounts. The receivables we purchase in portfolio transactions are in various stages of delinquency, and some will charge off, for example, in the first month after we purchase them. In computing our managed receivables statistics (see discussion below), we apply a portion of our purchase discount to offset the face amount of those receivables we believe have a high probability of charging off in the first few months following a portfolio acquisition.

With the exception of our credit card receivables associated with our lower-tier originated portfolio master trust (which were de-securitized and reconsolidated onto our consolidated balance sheet in December 2009), substantially all of our credit card receivables have been securitized through off-balance-sheet securitizations. In these securitizations, we sold the receivables to a trust, and generally recognized gains on such sales that we refer to as a securitization gains. Because we have sold these receivables in accordance with applicable accounting standards, we have removed them from our consolidated balance sheets. We record the operating activities associated with our securitized credit card receivables in the fees and related income on securitized earning assets category in our consolidated statements of operations. The sub-categories of income on these securitized receivables include: (1) the securitization gains noted above; (2) income from (and more recently, loss on) retained interests in credit card receivables securitized, which generally includes finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which includes activation fees, returned-check fees, cash advance fees and other fees. We record fee charge offs for securitized receivables as an offset to their related revenues, and we account for net principal charge offs as an offset in determining income from retained interests in credit card receivables securitized. We note at this point that none of our off-balance-sheet securitizations are expected to continue to qualify for off-balance-sheet treatment under new accounting rules that become effective for us on January 1, 2010; at that time, and in all subsequent periods, the credit card receivables held within our securitization trusts (and their associated debt) will be consolidated onto our consolidated balance sheets at fair value, and the income and expenses associated with our on-balance-sheet consolidation of these items will flow through as separate line items on our consolidated statements of operations similar to as described in the following paragraph.

During any periods in which we hold credit card receivables on our balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on non-securitized earning assets category on our consolidated statements of operations, and we reflect the charge offs within our provision for loan losses. Additionally, with our December 2009 de-securitization and reconsolidation of the credit card receivables held within our lower-tier originated portfolio master trust at fair value under our fair value option election, we expect to show the future effects of fair value changes as a component of fees and related income on non-securitized earning assets in our consolidated statements of operations. Moreover, we expect similar treatment of future changes in the fair value of our credit card receivables expected to be consolidated onto our balance sheet under accounting rule changes effective January 1, 2010.

We historically have originated and purchased our credit card portfolios through subsidiary entities. Generally, if we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of equity-method investees category on our consolidated statements of operations.

We also earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. For both the securitized and non-securitized credit card receivables of our consolidated entities, we record the ancillary and interchange revenues in a separate line on our consolidated statements of operations.

Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to a securitization trust, and we present our credit card receivables as if we still owned them. We reflect the portion of the receivables that we own within our managed receivables data, whether or not we consolidate the entity in which the receivables are held. Therefore, managed receivables data include both our securitized and non-securitized credit card receivables. They include the receivables we manage for our consolidated subsidiaries, except for the noncontrolling interest holders’ shares of the receivables, and they also include only our share of the receivables that we manage for our equity-method investees.

Financial, operating and statistical data based on aggregate managed receivables are vital to any evaluation of our performance in managing our credit card portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in their underlying securitization trusts.

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that substantially all of our credit card receivables have been sold in securitization transactions; (2) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable; (3) inclusion of our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results.

As noted above, we typically purchased credit card receivables portfolios at substantial discounts. In our managed basis statistical data, we apply a portion of these discounts against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin in our managed basis statistical data using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

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

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of this Report.

The following table presents the delinquency trends of the credit card receivables that we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):
	At or for the Three Months Ended
	2009				2008
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Period-end managed receivables	$1,523,105	$1,751,037	$2,049,503	$2,299,925	$2,714,375	$3,041,877	$3,126,936	$3,378,827
Period-end managed accounts	2,080	2,620	3,031	3,392	3,801	4,171	4,358	4,775
Percent 30 or more days past due	22.5%	21.0%	20.5%	23.3%	23.8%	18.8%	18.0%	21.4%
Percent 60 or more days past due	17.1%	15.8%	15.7%	18.7%	17.4%	13.9%	13.4%	17.8%
Percent 90 or more days past due	12.1%	11.1%	11.6%	14.6%	12.7%	9.8%	9.7%	14.3%

Average managed receivables	$1,633,455	$1,916,291	$2,190,561	$2,530,390	$2,903,953	$3,079,867	$3,227,006	$3,558,518
Combined gross charge-off ratio	42.7%	45.9%	54.4%	52.6%	33.9%	33.0%	50.6%	50.2%
Net charge-off ratio	33.5%	30.0%	29.7%	20.7%	14.8%	15.4%	21.5%	20.6%
Adjusted charge-off ratio	33.0%	29.5%	29.2%	20.2%	14.2%	14.5%	20.3%	19.1%
Total yield ratio	30.5%	55.7%	34.0%	36.2%	46.4%	44.4%	45.3%	47.4%
Gross yield ratio	22.1%	21.5%	20.6%	22.0%	25.3%	24.8%	23.1%	24.3%
Net interest margin	14.0%	14.7%	11.7%	3.7%	13.6%	14.8%	12.3%	13.2%
Other income ratio	5.9%	22.7%	(4.8)%	(1.9)%	9.8%	7.7%	(0.8)%	(0.8)%
Operating ratio	16.8%	11.4%	10.2%	9.3%	8.6%	9.1%	9.8%	9.4%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of substantially all of our individual credit card receivable portfolios. Recent account actions, including account closures and finance charge and fee credits under incentive programs aimed at increasing cardholder payment rates, have resulted in an accelerated pace of reductions in our managed receivables balances. Beyond the significant effect on our managed receivables balances of finance charge and fee credits aimed at improving customer payment rates, balances have fallen rapidly in recent quarters as (1) we have suspended charging privileges on substantially all of our accounts and thus there are far fewer purchases than in prior periods and (2) many customers are either unwilling or unable to continue making payments on these closed accounts given the current economic landscape, thereby leading to delinquencies and ultimate charge offs of the accounts and their underlying receivables.  With the isolated exception of our balance transfer program within our Investments in Previously Charged-Off Receivables segment (the post-card issuance activities of which are reported within our Credit Cards segment), we have curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and as a result do not anticipate meaningful additions in the near term to offset the balance contractions noted above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business.”  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

Our lower-tier credit card receivables typically experience substantially higher delinquency rates and charge-off levels than those of our other originated and purchased portfolios. Throughout 2008 and 2009 our delinquency statistics have benefited from a mix change whereby disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. Our lower-tier credit card account growth has fluctuated significantly. We experienced record account growth in the second and third quarters of 2007, moderate account originations in the fourth quarter of 2007, significantly lower and trending lower account originations throughout 2008, and very few originations in 2009. This “marketing volume-based volatility” results in increasing delinquencies in the months shortly following periods of high growth, followed by high charge offs generally in the third quarter following activation. For example, in the first quarter of 2008, we experienced the initial charge offs from a record 1.5 million aggregate originations of the second and third quarters of 2007. A portion of these accounts underlying our lower-tier credit card offerings was significantly delinquent at the end of the fourth quarter of 2007, and many accounts charged off in the first two quarters of 2008. Compounding the impacts on delinquency rates is the fact that we had significantly reduced new originations in the fourth quarter of 2007 and thereafter and as such did not receive any benefit of adding new current (i.e., non-delinquent) receivables, which would serve to suppress delinquency rates somewhat (“denominator effect”). A modest offset to the so-called denominator effect in recent quarters, however, is the relative maturity of all of our credit card receivables portfolios. Given our significantly reduced marketing and origination activities, most of our credit card accounts have now passed through peak delinquency and charge-off stages of their vintage cycles.

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

We do note, however, that our fall 2008 credit line reductions and account closures certainly did not account for all of the increase in delinquencies at December 31, 2008 and the further trending year over year increases in quarter-end delinquencies throughout 2009. We saw a significant downward shift in payments rates generally beginning in November 2008, and our delinquency statistics reflect this and the effects of continued economic weakness and increasing unemployment rates on the ability of our cardholders to make their required minimum payments. Higher delinquencies at December 31, 2008 and March 31, 2009 translated into higher charge-off rates in the first two quarters of 2009. Now that the largest wave of account reduction and account closure-related charge offs has cycled through, we ordinarily would expect to begin to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. However, with growing unemployment levels and continuing economic weakness in both of our U.S. and U.K. credit card receivables markets, we note that while delinquencies have declined throughout 2009, they generally have run higher than prior year quarter-end delinquency rates. We have seen further deterioration throughout 2009 in payment rates and higher delinquencies and charge offs—even for our generally better performing cardholders who remain with us after credit line reduction and account closure actions.

Lastly, given that certain securitization facilities (including, as of January 2010, the securitization facility underlying our largest portfolio of credit card receivables within our upper-tier originated portfolio master trust) have entered early amortization, the effect of which is to reduce the cash flows we receive from the securitization trusts, it is conceivable that we may experience further deterioration in payment rates and higher delinquencies and charge offs; the liquidity challenges associated with such reduced cash inflows to us may cause us to have to reduce our servicing personnel and costs, thereby reducing the effectiveness of our collection efforts.

Charge offs. We generally charge off credit card receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. The growth in these receivables throughout 2007 changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge-off ratios to increase during periods of disproportionate growth in our lower-tier credit card receivables. We saw this mix change effect given our record lower-tier credit card originations through the third quarter of 2007, which adversely impacted our combined gross charge-off ratio and our net charge-off ratio through the second quarter of 2008. All things being equal, we would expect reduced charge-off ratios in future quarters due to a mix change in the other direction whereby recent disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables. As previously mentioned, however, recent credit line reduction and account closure actions and the effects of continued economic weakness and increasing unemployment rates have resulted in higher quarterly charge offs in 2009 than in comparable 2008 quarters. The trend of higher year over year quarterly charge-off levels is expected to reverse when comparing expected 2010 with actual 2009 charge-off levels.

Combined gross charge-off ratio. Our combined gross charge-off ratio was significantly elevated in the first two quarters of 2008 due primarily to marketing volume-based fluctuations caused by greater volumes of our lower-tier credit card accounts originated in prior quarters that reached their peak charge-off levels in those quarters. Because we had incurred the peak charge offs in the first two quarters of 2008 associated with our record lower-tier credit card account originations of the second and third quarters of 2007, the third and fourth quarter 2008 combined gross charge-off ratios dropped dramatically from the first half of 2008 to below the average combined gross charge-off ratio we experienced in 2007. The increase in combined gross charge-off levels experienced in 2009 is largely attributable to (1) credit line reduction and account closure actions undertaken in the fall of 2008, which have resulted in an acceleration of charge offs, and (2) the significantly adverse effects of continued economic weakness and increasing unemployment rates. We did experience a modest drop in our combined gross charge-off ratio in the second half of 2009, and we expect a further modest drop in this ratio in 2010.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Variations in the rates of growth or decline in the net charge-off ratio relative to those of our combined gross charge-off ratio can be caused by (1) the relative volumes of principal versus fee credits provided to customers associated with settlement programs and payment incentive programs—such credits being treated as charge offs in our various managed receivables statistics and (2) the relative percentage of our charge offs within our lower-tier credit card portfolio (for which fee charge offs relative to principal charge offs are much greater than our with our other originated and purchased portfolios). For example, the net charge-off ratio increased at a greater rate than the gross charge-off ratio in the second quarter of 2008 because peak vintage charge offs of our lower-tier credit card receivables before that quarter reversed prior experienced trending changes in mix toward a greater percentage of our portfolio being comprised of relatively low principal balance lower-tier credit card receivables. See our net interest margin and other income ration discussions for further discussion of the relative volumes of principal versus fee credits provided to customers on settlement programs.

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

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally shifted throughout 2008 and 2009 away from those receivables of our lower-tier credit card offerings. Those receivables have higher delinquency rates and late and over-limit assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, the generally trending decline in our total yield and gross yield ratios is consistent with disproportionate reductions in our lower-tier credit card receivables over this period.

Our total and gross yield ratios have also been adversely affected over the past several quarters by our 2007 U.K. Portfolio acquisition. Its total and gross yields are below average as compared to our other portfolios, and the rate of decline in this portfolio has lagged behind the rate of decline in our other portfolios’ receivables, thus continuing to suppress our yield ratios.

Our generally lower trending total and gross yield ratios also bear the effects of late 2007 negative amortization-related changes to our billing practices. In November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their contractual payments to us so that those accounts would not be in negative amortization.

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

Favorably affecting our fourth quarter 2008 total and gross yield ratios were changes to terms and re-pricings for many of our credit card accounts to reflect the higher risks and costs we face in the current economic climate. In fact, these ratios suffered somewhat in 2008 prior to these changes to terms and re-pricings as we were effectively prohibited against making such changes by one of our issuing bank partners—a matter that currently is subject to our claims against this issuing bank partner in litigation. While our recent changes to terms and re-pricings are expected to help somewhat with our economics going forward, they have not been adequate enough to offset the adverse 2009 effects on our total and gross yield ratios of the significantly greater late stage delinquencies (for which we do not bill finance charges or fees) that correspond with our credit line reduction and account closure actions and with the significantly adverse effects of continued economic weakness and increasing unemployment rates as discussed above.

Finally, the significant level of recent lower-tier credit card account closures and the significantly higher pace at which lower-tier credit card receivables have charged off relative to other managed receivables have both negatively impacted total yield and gross yield ratio calculations. Annual fee billings, which are much greater on lower-tier credit card accounts than for other accounts, have diminished substantially within the total yield calculation, and late fees on lower-tier credit card accounts (which are typically much higher on a percentage-of-receivables-basis than for other accounts) are much less of an input into our total yield and gross yield ratio calculations as the mix of our receivables has shifted away from lower-tier credit card accounts towards our other more traditional accounts. Because we do not anticipate marketing any new lower-tier credit card accounts for the foreseeable future, we anticipate that our total yield and gross yield ratios will not return to levels historically experienced for the foreseeable future.

Notwithstanding the above factors causing trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the 3rd quarter of 2009, the 4th quarter of 2008, and the 2nd quarter of 2008 due to gains associated with debt repurchases in those quarters as detailed and quantified in the discussion of our other income ratio below.

Net interest margin. Because of the significance of the late fees charged on our lower-tier credit card receivables as a percentage of outstanding receivables balances, we generally would expect our net interest margin to increase as our lower-tier credit card receivables become a larger percentage and to decrease as they become a smaller percentage of our overall managed receivables. Principally by reason of peak lower-tier credit card receivables charge-off vintage levels in the first and second quarters of 2008, we have experienced reductions in our lower-tier credit card receivables levels as a percentage of our managed credit card receivables over the past several quarters. Accordingly, this is the principal factor that has contributed to the continued general declining trend in our net interest margins relative to those experienced in prior years.

Our net interest margin is also affected by the effects of our 2007 U.K. Portfolio acquisition. The net interest margin for this portfolio is below the weighted average rate of our other portfolios, and the impact of this portfolio continues to be felt as our originated portfolios continue to decline at a faster pace than our acquired U.K. Portfolio, thus increasing the impact of this portfolio’s lower net interest margin on the overall results.

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

Given our credit line reduction and account closure actions undertaken in the fall of 2008, we experienced further declines in our net interest margin for the first quarter of 2009 as reduced finance and late fee billings, coupled with an acceleration of charge offs contributed to depress our net interest margin to historic lows. These effects were exacerbated by significant finance charge and fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates. We experienced improvements in our net interest margins in subsequent 2009 quarters, however, because relative to our first quarter of 2009 incentive payment programs, other 2009 quarters’ incentive program credits were weighted more toward principal credits (which is consistent with the trending increases in our net charge-off ratios in the last three quarters of 2009, notwithstanding trending decreases in our gross charge-off ratios over this same period) than toward finance charge and late fee credits. For the foreseeable future, we expect relative stability in our net interest margin within a range that we saw in the second and third quarters of 2009 (i.e., 11.7% to 14.7%) and generally at the higher end of that range.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a larger percentage and to decrease as our lower-tier receivables become a smaller percentage of our overall managed receivables. When underlying open accounts, these receivables generate significantly higher annual membership, over-limit, monthly maintenance and other fees than do our other portfolios.

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

In the first two quarters of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first and second quarter 2008 net interest margins are at play in the determination of our first and second quarter 2008 other income ratios—such factors including the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees and the large proportion of lower-tier credit card accounts that reached peak charge-off vintage levels and charged off during the quarters, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio.  The second quarter 2008 other income ratio remained flat relative to the first quarter of 2008 primarily due to a $13.7 million gain on the repurchase of our convertible senior notes; excluding this gain, the ratio declined to -2.5%, consistent with the trend from the first quarter of 2008. Repurchases of our convertible senior notes also served to positively impact our other income ratio in the fourth quarter of 2008. As computed without regard to a $48.0 million gain related to these fourth quarter repurchases, our other income ratio would have been 3.2%, lower than the 7.7% experienced in the third quarter primarily due to the effects of account closure actions and annual and other fee reversals associated therewith, heightened levels of negative amortization-related fee reversals, and credits provided within our originated portfolios under collection programs aimed at stimulating cardholder payments.

Our credit line reduction and account closure actions undertaken in the fall of 2008 also served to depress our other income ratio in the first and second quarters of 2009 as our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables. These actions, coupled with the aforementioned fee credits issued in the first and second quarters of 2009 under incentive programs aimed at increasing payment rates, resulted in a negative other income ratio in the first and second quarters of 2009. Moreover, but for our recognition of a $114.0 million gain on our purchase and subsequent cancellation of notes issued by our originated portfolio master trust recognized in the third quarter of 2009, the same actions and fee credits would have resulted in a -1.1% other income ratio in the third quarter of 2009. Our other income ratio recovered somewhat in the fourth quarter of 2009, and we expect a positive other income ratio for the foreseeable future, although at a levels slightly lower than that experienced in the fourth quarter of 2009. Any potential gains associated with future debt repurchases, however, could cause a significant increase in our other income ratio.

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

The elimination of our account origination activities also has favorably influenced our quarterly operating ratio computations; as our originated accounts mature, the level of interactions with the customer declines, contributing to lower overall operating ratios.

In the first, second and third quarters of 2008, we had lower operating expenses, primarily due to our slow-down in originations (customer interactions and related costs are higher in the first few months after card activation than they are for more mature credit card accounts as noted above) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets. But for a $5.5 million impairment charge in the second quarter of 2008 associated with a sublease of 183,461 square feet of office space at our corporate headquarters, we would have experienced a slight reduction in our second quarter 2008 operating ratio relative to its first quarter 2008 level. The operating ratio in the third quarter of 2008 was further reduced below that of the second quarter (as adjusted for the lease impairment charge mentioned above) primarily due to our continued expense reduction efforts. While expense reductions continued into the fourth quarter of 2008 and in 2009, our managed receivables levels have been dropping at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we recently have experienced a trending increase in our operating ratio. The increase in our operating ratio in the fourth quarter of 2009, however, is based on our determination that the residual interest associated with our U.K. Portfolio is permanently impaired and our commensurate realization within our consolidated statement of operations of a $26.1 million translation loss associated with this portfolio in the fourth quarter of 2009 (such amount which was previously included as an accumulated other comprehensive loss offset to total equity). Absent this charge, our operating ratio would have fallen to 10.4% for the quarter, largely due to modest legal cost reductions. Reflecting another round of significant additional cost-cutting efforts expected in 2010, our operating ratios should fluctuate only slightly (either higher or lower, depending upon the quarter) from the adjusted 10.4% fourth quarter 2009 level.

Future Expectations

Because of our account closure actions and our expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to return to higher pre-2008 levels for the foreseeable future. There are significant economic factors that could continue to adversely affect our future Credit Cards segment performance, including further potential slow-downs in the U.S. and U.K. economies and rising unemployment rates within both countries as the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Unemployment and underemployment rates in the U.S. largely have continued to rise over the past several quarters, and we have seen somewhat lower payment rates—the effects of which include yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows we receive from our portfolios. It is also possible that heightened levels of litigation as noted throughout this Report may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our operating ratios.

Definitions of Financial, Operating and Statistical Measures

Combined gross charge-off ratio. Represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from customers and proceeds received from the sale of those charged off receivables. Recoveries typically have represented less than 2% of average managed receivables.

Net charge-off ratio. Represents an annualized fraction the numerator of which is the principal amount of losses, net of recoveries, and the denominator of which is average managed receivables. (The numerator excludes finance charge and fee charge offs, which are charged against the related income item at the time of charge off, as well as losses from fraudulent activity in accounts, which are included separately in other operating expenses.)

Adjusted charge-off ratio. Represents an annualized fraction the numerator of which is principal net charge offs as adjusted to apply discount accretion related to the credit quality of acquired portfolios to offset a portion of the actual face amount of net charge offs, and the denominator of which is average managed receivables. (Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices has related to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the future cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.)

Total yield ratio. Represents an annualized fraction, the numerator of which includes all finance charge and late fee income billed on all outstanding receivables, plus credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, plus gains on debt repurchases, and the denominator of which is average managed receivables.

Gross yield ratio. Represents an annualized fraction, the numerator of which is finance charges and late fees, and the denominator of which is average managed receivables.

Net interest margin. Represents an annualized fraction, the numerator of which includes finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, less interest expense associated with portfolio-specific debt and securitization facilities and finance charge and late fee charge offs, and the denominator of which is average managed receivables. (Net interest margins are influenced by a number of factors, including (1) the level of finance charges and late fees, (2) the weighted average cost of funds underlying portfolio-specific debt or within our securitization structures, (3) amortization of the accretable yield component of our acquisition discounts for portfolio purchases and (4) the level of our finance charge and late fee charge offs. On a routine basis, generally no less frequently than quarterly, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer’s credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.)

Other income ratio. Represents an annualized fraction, the numerator of which includes credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, less all fee charge offs (with the exception of late fee charge offs, which are netted against the net interest margin), plus gains and losses on investments in securities and debt repurchase gains, and the denominator of which is average managed receivables.

Operating ratio. Represents an annualized fraction, the numerator of which includes all expenses (other than marketing and solicitation and ancillary product expenses) associated with our Credit Cards segment, net of any servicing income we receive from third parties associated with their economic interests in the credit card receivables that we service on their behalf, and the denominator of which is average managed receivables.

Investments in Previously Charged-Off Receivables Segment

For 2009 and 2008, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	2009	2008
Unrecovered balance at beginning of period	$47,676	$14,523
Acquisitions of defaulted accounts	45,889	77,436
Cash collections	(94,910)	(83,099)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)(1)	31,014	38,816
Unrecovered balance at December 31	$29,669	$47,676
Estimated remaining collections (“ERC”)	$90,705	$104,761

(1) Amount includes $21.2 million and $11.3 million in accretion in 2009 and 2008, respectively, associated with the culmination of the Encore forward flow agreement.

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we will incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we will charge as an operating expense without any offsetting income amounts.

Previously charged-off receivables held as of December 31, 2009 principally are comprised of:  normal delinquency charged-off accounts purchased from us, and the securitization trusts we service, and outside third parties; accounts associated with Chapter 13 Bankruptcies; and accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts.

We generally estimate the life of each pool of charged-off receivables we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting 41.2% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our now-settled dispute with Encore arose in 2008; that dispute caused a mix change toward our having to hold significant investments in normal delinquency charged-off accounts purchased from the securitization trusts we service—investments which prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal was the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program had experienced lower overall placement volumes primarily due to Encore’s decision to discontinue balance transfer program placements to us during the term of the now-settled Encore dispute.

With settlement of the Encore dispute and its commitment under the settlement terms to resume placements of balance transfer program volumes to us, we expect improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. Beyond the committed Encore placement volumes under the program, we also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties. We also note that we began exploring a balance transfer program in the U.K. in the second quarter of 2008; this program has generated modest revenues thus far and although it is expected to grow rapidly, its results are not anticipated to be material in 2010.

A significant portion of our Investments in Previously Charged-Off Receivables segment’s acquisitions of normal delinquency charge offs recently have been comprised of previously charged-off receivables from us and the securitization trusts we service. Until the dispute arose with Encore in 2008, the segment had, almost simultaneously with each of its purchases from our securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter of 2008, however, as a result of Encore’s refusal to purchase receivables under the forward flow contract. During the term of this now-settled dispute, our Investment in Previously Charged-Off receivables segment retained its purchased charge offs on its balance sheet and undertook collection activities to maximize its return on these purchases. The retention of these receivables caused significant reductions in its earnings given the mismatching of cost recovery method collection expenses with their associated revenues (i.e., as collection expenses were incurred up front, while revenue recognition was delayed until complete recovery of each respective acquired portfolio’s investment).

Our third quarter 2009 settlement with Encore, allowed our Investments in Previously Charged-Off Receivables segment to dispose of volumes of previously charged off receivables that had built up on its balance sheet during the term of the Encore dispute. Under the settlement, Encore agreed to pay a negotiated price for these previously charged off receivables, and its and our obligations to one another for any potential futures sales of previously charged off receivables to them under the forward flow contract were extinguished. The settlement resulted in the recognition of the then-remaining $21.2 million in deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in restricted cash; inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net pre-tax gain of $11.0 million which is reflected within our Investments in Previously Charged-Off Receivables segment’s results for 2009.

With the Encore settlement now behind us, we do not expect our Investments in Previously Charged-Off Receivables segment to return immediately to pre-dispute profitability levels. Encore will no longer be purchasing the portfolios of previously charged-off receivables that this segment purchases from the securitization trusts that we service.  As such, the segment will likely hold such previously charged-off receivables on its balance sheet and collect on them—thereby giving rise to the aforementioned cost-recovery-induced expense and revenue timing mismatches. Additionally, even if our Investments in Previously Charged-Off Receivables segment were to identify a buyer for its holdings of these previously charged-off receivables, it is likely that such a buyer would pay significantly less than Encore did. Under its fixed-price commitment, Encore was paying a price that was reflective of the high valuations being placed on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged-off paper is significantly greater. Moreover, the volumes of previously charged off receivables coming out of the securitizations trusts we service has fallen (and will continue to fall further) significantly from the volumes that our Investments in Previously Charged-Off Receivables segment purchased prior to the beginning of the Encore dispute.

Notwithstanding the above-discussed factors surrounding our Investments in Previously Charged-Off Receivables segment’s purchases of previously charged-off receivables from the securitization trusts we service, an increase in the availability of third-party charged-off paper has created several opportunities for us since the fourth quarter of 2008. We have been able to complete several large purchases of charged-off portfolios from third parties at attractive pricing. The increasing supply of charged-off paper also is likely to result in further opportunities to acquire third-party charged-off receivables portfolios at prices under which we can generate significant returns, and subject to liquidity constraints, we expect to increase our purchases of charged off portfolios from third parties in the coming year.

Over the past year or so, our Investments in Previously Charged-Off Receivables segment has seen an improved environment for the purchase of Chapter 13 Bankruptcies. It recently obtained financing for these purchases, as well as for normal delinquency portfolios.  The pricing of Chapter 13 Bankruptcies has been attractive enough to allow for our purchase of several sizable portfolios of this type that are expected to produce attractive returns for us. With our current credit facility available for Chapter 13 Bankruptcy and normal delinquency purchases, we expect to expand our purchasing activity over the coming months.

Micro-Loan Businesses

Our micro-loan businesses principally consist of marketing, servicing and/or originating small-balance, short-term loans (generally less than $500 or the equivalent thereof in the British pound for pound-denominated loans for less than 30 days) through a network of 314 retail branch locations in the U.S. and via the Internet in both the U.S. and the U.K.  Operations through our retail branch locations are referred to as our “Retail Micro-Loans” segment, while our micro-loans made through the Internet are referred to as our Internet Micro-Loans” segment.

Retail Micro-Loans Segment

In most of the states in which our Retail Micro-Loans segment operates, we make loans directly to customers against personal checks, which are held until the customers repay the loan principal and fees or until the holding period has expired (typically 14 days). This form of business is generally referred to as a “deferred presentment” service. In exchange for this service, we receive an earned check fee typically ranging from approximately 15% to 17% of the advance amount. This deferred presentment model operates under the authority of state-governed enabling statutes. The form and structure of these deferred presentments may change in accordance with corresponding changes in state, local and federal law.

We also cash checks for our customers at a fee calculated as a percentage of the face of the check in certain locations. We also may charge and collect additional fees for loan originations, returned checks, late fees and other fees as allowed by governing laws and statures. Currently, origination fees range from $15 to $30 dollars but are subject to change pursuant to changes in applicable laws. Fees for returned items declined due to NSF and closed accounts are typically set by state and range from $30 to $50, while late fees, which also vary by state, can be as high as $50.

Customers obtain micro-loans from us by visiting our retail storefronts and completing the loan application process. Once the application is completed by the customer, the store personnel review the documents to ensure that the information provided is accurate and sufficient to make an informed underwriting decision.  Once approved by our underwriting model, the customer signs an agreement that outlines the micro-loan terms. The customer then provides a check or ACH authorization to cover the amount of the micro-loan plus any fees or interest associated with the micro-loan. By signing the micro-loan agreement, the customer agrees to return on the date specified, typically his/her pay date to “buy back” his/her check or revoke his/her ACH authorization, thus repaying the micro-loan including any fees or interest outstanding. Should the customer fail to return on the specified date, we may deposit his/her check or initiate the ACH previously authorized by the customer. In addition to the balance of the micro-loan and associated fees or interest, we may also seek to collect any applicable NSF and/or late fees accrued.

In states where permissible by law, we may offer alternative products to micro-loan customers as well as to customers who do not obtain micro-loans from us. Product and service offerings include check cashing, as well as services offered by independent third parties through contractual agreements with us. These third-party products and services include tax preparation services, money order and wire transfer services and bill payment services.

Our deferred presentment service businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations or new or more restrictive laws or regulations, or interpretations thereof, will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.  For example in the state of South Carolina, new laws have been enacted to require the use of a database to limit consumers to one outstanding micro-loan.  The effects of this new regulation could result in a loss of customers because many of our customers currently have outstanding loans with our competitors in addition to us, and they will be forced to choose and utilize the services of only one micro-loan provider. We are active in FISCA and continually monitor federal, state and local regulatory activity through FISCA, as well as state and local lobbyists.

From the inception of our retail micro-loan operations through mid-2007, we embarked on a strategy of converting our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we saw increasingly stringent lending regulations (which in many cases precluded the execution of our multi-product line strategy) and possible evidence of market saturation, both of which resulted in revenue growth that did not meet our expectations. At the same time, we saw rising delinquencies and charge offs in almost all of the states where we had retail micro-loan operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states:  Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we completed the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008. By September 30, 2008, we had closed all remaining storefronts in Michigan and our unprofitable storefronts in Colorado and Oklahoma. For a limited number of profitable storefronts in Colorado and Oklahoma, however, we elected to continue operations, and we have removed these storefronts from discontinued operations in our consolidated statements of operations for all periods presented. Our various discontinued operations are included in the discontinued operations category in our consolidated statements of operations for all periods presented.

During the first quarter of 2008, after reevaluating the capital required for sustaining start-up losses associated with our eighty-one store locations in Texas, we decided to pursue a sale of our Texas store locations—a sale that was completed in April 2008. We have included our Texas results in the discontinued operations category in our consolidated statements of operations for all periods presented.

Additionally, during the second quarter of 2009, we elected to close all the remaining locations in Arkansas due to an increasingly negative regulatory environment.  We have included our Arkansas results in the discontinued operations category in our consolidated statements of operations for all periods presented.

During the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we focused on potential opportunities in the U.K.  To test market receptiveness for our products in the U.K. we opened a total of four locations during 2006 and 2007.  Subsequently, capital requirements to continue these exploratory operations became excessive and we decided to discontinue our efforts and closed these locations during 2009.

During 2009 and 2008, we closed 9 and 10 locations, respectively (other than those closed as part of our discontinued operations) and did not open any new locations. Included in the 2009 store closures are all of our storefront locations associated with our U.K. storefront operations. Currently, we are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

A roll-forward of our Retail Micro-Loans segment locations follows:

	For the Year Ended December 31,
	2009	2008
Beginning number of locations included in continuing operations	350	410
Locations reclassified from discontinued operations	—	31
Closed locations	(9)	(10)
Locations classified as discontinued operations (1)	(27)	—
Locations sold	—	(81)
Ending number of locations included in continuing operations	314	350

(1)	Reflects stores located in the state of Arkansas.

Our Retail Micro-Loans segment marketed and originated $440.3 million and $400.1 million in micro-loans during 2009 and 2008, respectively, which resulted in revenue of $73.1 million and $69.8 million during 2009 and 2008, respectively. Summary financial data for this segment (dollars in thousands) is as follows:

	For the Year Ended December 31,
	2009	2008
Total revenues	$73,075	$69,790
Income (loss) from continuing operations before income taxes	$(7,899)	$8,964
Loss from discontinued operations before income taxes	$(6,599)	$(7,811)
Period end loans and fees receivable, gross	$41,011	$40,099

But for a $20.0 million goodwill impairment charge associated with continuing operations taken in the second quarter of 2009, we would have generated $12.1 million in income from continuing operations before income taxes within the Retail Micro-Loans segment in 2009. Based on these results, trending growth in revenues that we have been experiencing for our continuing operations over the past several months, the positive effects of our recent underwriting changes in reducing our charge-off levels, and the fact that our results for 2009 included $2.0 million of operational and closing costs associated with our now-closed U.K. storefronts, we believe that we will continue to have profits at growing levels within this segment during 2010.

The above-disclosed losses from discontinued operations reflect:  (1) second quarter 2009 losses (including a goodwill impairment charge of $3.5 million) associated with our Arkansas storefronts that we elected to discontinue in the second quarter of 2009 due to an increasingly negative regulatory environment within that state; (2) losses we incurred during the first two quarters of 2008 associated with storefronts that we were holding for sale and that we sold or closed during the second and third quarters of 2008; and (3) first quarter 2008 losses (including a goodwill impairment charge of $1.1 million) associated with our Texas storefronts which we decided to exit in the first quarter of 2008.

The following tables present additional financial, operating and statistical metrics (dollars per store in thousands) for the continuing operations of our Retail Micro-Loans segment for 2009 and 2008.

	For the Year Ended December 31,
	2009		2008		Income Increase (Decrease)
	Dollars	% Revenue	Dollars	% Revenue	Dollars	%
Revenue	$230	100.0%	$217	100.0%	$13	6.0%
Direct expense
Salaries and benefits	59	25.7%	59	27.2%	—	—%
Provision for loan losses	30	13.0%	31	14.2%	1	3.2%
Occupancy	30	13.0%	32	14.7%	2	6.3%
Depreciation	5	2.2%	8	3.7%	3	37.5%
Advertising	10	4.3%	4	1.8%	(6)	(150.0)%
Other	15	6.5%	15	6.9%	—	—%
Total direct expense	149	64.7%	149	68.5%	—	—%
Contribution margin	$81	35.3%	$68	31.5%	$13	19.1%

Revenue per store and contribution margin per store location increased primarily due to the improvements in the state of Ohio, which in 2008 was adversely affected by legislation that effectively prohibited the issuance of traditional cash advance micro-loans under a fee structure necessary to profitably continue operations. Late in 2008 and throughout 2009, we re-established our footprint in the state of Ohio by offering an alternative product under the Ohio Small Loan Act. Offsetting this, however, was the implementation of our new underwriting methodology which has reduced the gross number of loans that we issue per store.

As the Ohio storefront locations remained open during the transition to the new alternative lending product, store costs were still incurred without corresponding revenues.  As such, all expense categories are consistent year over year as we did not open or close a significant number of storefront locations (excluding those associated with discontinued operations).  Absent aggressive store openings or closures, we expect for costs to continue at current levels while revenues and contribution margin per store are expected to climb modestly as we continue to revise and enhance our underwriting methodology.

Internet Micro-Loans Segment

We began our Internet Micro-Loans segment operations in April 2007, when we acquired 95% of the outstanding shares of MEM (or “Month End Money”), a leading provider in the U.K. of Internet-based, short-term, micro-loans, for £11.6 million ($22.9 million) in cash from which we recorded goodwill of £11.0 million ($21.7 million). Under the original MEM purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended December 31, 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008.  The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a 22.5% continuing minority ownership interest in MEM.

Using proprietary analytics to market, underwrite and manage loans to consumers in need of short-term financial assistance, MEM loans are made for a period of up to 40 days and are repayable in full on the customer’s next payday.  A typical customer is 22 to 35 years of age, has average net monthly income of £1,300, works in an office or skilled environment and borrows £200. In exchange for this service, we receive a fee, typically equal to 25% of the advance amount.

Internet micro-loans in our U.K. market are predominantly made by directing the customer to the MEM website generally through direct marketing. Once at the website, the customer completes an online application for a loan by providing his or her name, address, employment information, desired loan amount and bank account information.  This information is automatically screened for fraud and other indicators and based on this information an application is immediately approved or declined.  In some cases, additional information may be required from the applicant prior to making a loan decision.  Once a loan is approved, the customer agrees to the terms of the loan and the amount borrowed is directly deposited into a customer’s bank account. At the agreed upon repayment date, the customer’s debit card is automatically charged for the full amount of the loan plus applicable fees. If repayment is not made at the agreed upon repayment date, MEM will continually seek to contact the customer in order to collect the amount due. We will either seek full repayment or by agreement with the customer collect the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account will be transferred to a third-party collection agency with an aim of maximizing recovery of the charged-off debt.

MEM is subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. MEM is directly licensed and regulated by the OFT.  MEM is governed by an extensive regulatory framework, including the following:  Consumer Credit Act, Data Protection Act; Privacy and Electronic Communications Regulations; Consumer Protection and Unfair Trading regulations; Financial Services (Distance Marketing) Regulations; Enterprise Act; Money Laundering Regulations and ASA adjudications. The aforementioned legislation imposes strict rules on the look and content of consumer contracts, how interest rates are calculated and stated, advertising in all forms, who we can contact and disclosures to consumers, among others. The regulators such as the OFT provide guidance on consumer credit practices including collections.  The regulators are constantly reviewing legislation and guidance in many areas of consumer credit. MEM is involved in discussions with the regulators via trade groups while keeping up to date with any regulatory changes and implementing them where and when required.

We have historically funded the growth in MEM through additional capital investments; however, in November 2007, MEM entered into a financing agreement, which allowed it to borrow up to £6.5 million ($10.4 million at December 31, 2009 exchange rates) to finance its operations. This financing arrangement was repaid in December 2009, and the lender has cancelled the facility.

We recently have expanded our MEM Internet micro-loan model to the U.S., although our U.S. operations are start-up and limited in nature and are not yet material to our consolidated results of operations. We intend to continue testing the extension of our U.K. Internet micro-loan platform, underwriting techniques and marketing approaches within the U.S. at a measured pace, and depending upon the results of this testing, we may significantly grow Internet-based micro-loan cash advance lending within the U.S.

Our Internet Micro-Loans segment marketed and originated $264.2 million and $180.2 million in micro-loans during 2009 and 2008, respectively, which resulted in revenue of $65.3 million and $42.6 million during 2009 and 2008, respectively. Summary financial data (in thousands) for this segment is as follows:

	For the Year Ended December 31,
	2009	2008
Total revenues	$65,275	$42,623
Income (loss) from continuing operations before income taxes	$16,372	$(375)
Noncontrolling interests	$(3,454)	$(96)
Period end loans and fees receivable, gross	$34,027	$20,771

We expect continued growth in our Internet Micro-Loans segment’s revenues and income throughout 2010.

Combined Financial, Operating and Statistical Data for Micro-Loan Businesses

Financial, operating and statistical metrics for our continuing combined micro-loan operations are detailed in the following table for 2009 and 2008. As discussed elsewhere in this information statement, continuing operations in these periods included our Retail Micro-Loans segment’s operations in nine states (Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin).

	For the Year Ended December 31,
	2009	2008
Number of customers served—all credit products	280,303	240,729
Number of cash advances originated	1,868,957	1,570,305
Aggregate principal amount of cash advances originated (in thousands)	$704,513	$580,272
Average amount of each cash advance originated	$377	$370
Aggregate Fee Amount (in thousands)	$128,916	$111,677
Average charge to customers for providing and processing a cash advance	$69	$71
Average duration of a cash advance (days)	21	20
Number of installment loans originated	18,811	14,419
Aggregate principal amount of installment loans originated (in thousands)	$8,586	$6,626
Average principal amount of each installment loan originated	$456	$460

The increase in cash advances originated is due to the significant growth experienced in our MEM operations, which increased cash advance originations by 51.9% period over period.  This increase in our MEM originations also helped to increase the average amount of each cash advance originated as our MEM operation generally advance larger loans (measured in U.S. dollars) to its customer base than our Retail Micro-Loans segment does. These MEM operation factors were partially offset, however, by the effects of new Retail Micro-Loans segment underwriting score tables and criteria implemented late in 2008. The implementation of these new underwriting score tables and criteria has reduced our credit losses, along with the desired reduction of cash advance sizes and the elimination of loans to many high-risk customers to whom we would have lent under prior criteria.

Auto Finance Segment

Our Auto Finance segment includes a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business.

We also own substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007. As of December 31, 2008, JRAS had twelve retail lots in four states. In the first quarter of 2009, we undertook steps to close four lots in two states, and we closed an additional two lots in two states in the second quarter of 2009 leaving a remaining six lots as of December 31, 2009. The capital requirements to bring JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits were more than we are willing to undertake given the current liquidity environment. We currently do not intend to expand JRAS’s operations, and we currently are evaluating the closure of additional JRAS lots.

Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection on its portfolio of auto finance receivables.

During the third quarter of 2009, we paid off our CAR debt facility and one of the debt facilities underlying our ACC originated receivables as we were not able to reach satisfactory terms to renew or replace these debt facilities at that time. In the fourth quarter of 2009, however, we were able to obtain financing against our ACC auto finance receivables, and in connection with that transaction, we repaid a $23.3 million debt facility secured by certain ACC auto finance receivables, combined those receivables with other ACC auto finance receivables and pledged the aggregated liquidating pool of ACC receivables against a $103.5 million amortizing debt facility. The terms of this lending agreement provide for the application of all excess cash flows (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. After repayment of the debt facility, 37.5% of the remaining excess cash flows will be allocated to the note holders as additional compensation for the use of their capital. Reflecting this arrangement, we have estimated all available cash flows to all parties and have reflected the results of such estimates in our determination of a contingent interest rate and contingent interest expense associated with this amortizing debt facility. Because of the size of this new facility and the higher interest rate on this facility relative to previous ACC borrowings that we repaid in the third and fourth quarters of 2009, we expect higher 2010 interest expense than in 2009. Additionally, reflecting the amortizing nature of the debt facility, we expect this interest expense to decrease in each successive quarter.

Collectively, we currently serve 795 dealers through our Auto Finance segment in 46 states and the District of Columbia.

We were required to make a determination of the fair value of goodwill and intangible assets within our Auto Finance segment in the third quarter of 2008 because our refinancing of certain debt facilities in September 2008 under higher pricing and reduced leverage (i.e., advance rates against underlying asset values) is expected to cause both lower profit margins and higher capital requirements for us (and hence diminished profit and growth potential relative to our acquisition date expectations). In connection with this determination, we recorded a non-cash goodwill impairment charge of $29.2 million in the third quarter of 2008. We also recorded a non-cash impairment charge of $1.7 million in the fourth quarter of 2008 to write off our remaining Auto Finance segment goodwill (associated with our JRAS reporting unit) pursuant to our annual goodwill impairment testing. With these two impairment determinations and charges in 2008, we no longer have any recorded goodwill within our Auto Finance segment.

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2009				2008
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Period-end managed receivables	$262,775	$283,640	$307,978	$327,038	$349,212	$372,313	$382,168	$367,228
Period-end managed accounts	40	41	42	43	45	47	49	48
Percent 30 or more days past due	24.6%	19.8%	19.3%	18.1%	21.4%	19.5%	17.0%	14.7%
Percent 60 or more days past due	11.1%	9.0%	7.8%	8. 0%	10.4%	8.9%	8.0%	6.6%
Percent 90 or more days past due	6.1%	4.7%	3.7%	4.6%	5.4%	4.4%	3.7%	3.5%
Average managed receivables	$272,664	$296,247	$318,961	$338,340	$361,696	$378,178	$376,767	$358,823
Gross yield ratio	25.6%	24.9%	24.1%	23.7%	24.8%	25.2%	25.7%	25.0%
Adjusted charge-off ratio	20.1%	14.5%	14.9%	12.0%	11.7%	9.5%	7.8%	8.7%
Recovery percentage	1.4%	1.0%	1.4%	1.5%	1.6%	1.3%	1.4%	1.2%
Net interest margin	10.5%	17.7%	16.8%	16.9%	17.5%	19.3%	20.3%	18.9%
Other income ratio	4.7%	5.0%	5.6%	9.7%	6.8%	7.5%	9.2%	10.0%
Operating ratio	21.0%	16.2%	18.3%	18.5%	21.4%	50.2%	20.4%	20.6%

Retail sales	$5,921	$9,300	$11,322	$18,299	$15,505	$15,930	$19,333	$19,577
Gross profit	$2,447	$4,274	$5,138	$8,471	$7,027	$7,355	$8,909	$9,098
Retail units sold	564	829	993	1,601	1,312	1,383	1,908	1,844
Average stores in operation	6	6	7	10	12	12	12	12
Period-end stores in operation	6	6	6	8	12	12	12	12

Managed receivables.  Period end managed receivables have gradually declined since June 30, 2008 as we have curtailed purchasing and origination activities. As of December 31, 2009, only CAR and JRAS continue to purchase/originate loans—albeit at significantly reduced levels than those experienced in prior periods.  While we believe that purchases within the CAR platform will offset liquidations of previously existing receivables within that platform, we expect that net liquidations at ACC will continue to overshadow the CAR additions for the foreseeable future.

Delinquencies. Our 2009 quarter-end delinquency rates generally are modestly above their prior year levels.  While increases in delinquencies are primarily due to generally worsening economic conditions, given the segment’s improved underwriting, better use of technology and improved collections, management believes that this relatively modest degradation in delinquencies is meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases.

Gross yield ratio, net interest margin and other income ratio. The effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins for the foreseeable future. Moreover, the higher interest costs of the amortizing ACC debt facility into which we entered the fourth quarter of 2009 has put significant additional pressure on our net interest margin in that quarter and is expected to continue to impact our net interest margin into the future, but at diminishing levels as we pay off this facility. Also impacting our fourth quarter 2009 net interest margin is the write off of the remaining deferred loan costs associated with the $23.3 million facility within our ACC operations which was repaid during November 2009.  Lastly, as our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields that we achieve within our CAR operations are expected result in incrementally higher gross yield ratios in future quarters.

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

Adjusted charge-off ratio and recoveries.  We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio, therefore, reflects (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, and (3) the adverse effects, particularly in the fourth quarter of 2009, of the six 2009 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally. As our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the lower charge offs that we experience within our CAR operations are expected to result in lower adjusted charge-off ratios in future quarters.

Operating ratio. The large increase in the third quarter 2008 operating ratio resulted from the CAR and ACC goodwill impairment charges during that quarter. Excluding goodwill impairment charges, the operating ratio in the third quarter of 2008 would have been 19.4%.  Removing the additional $1.7 million of JRAS goodwill impairment charges during the fourth quarter of 2008 would result in an operating ratio of 19.5%, consistent with the adjusted rate for the third quarter. The operating ratio in the Auto Finance segment generally has declined throughout 2009 primarily due to continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. However, because we expect our receivable levels to drop in 2010 at slightly faster rates than the rates at which we can reduce our costs (particular when considering our fixed infrastructure costs at the various divisions within this segment), we expect some modest trending increases in our operating ratio throughout 2010.

Future Expectations

Given our expectation of contractions in our auto finance receivables over the coming quarters, as well as an anticipated mix change toward a greater percentage of our receivables being comprised of CAR receivables for which loan losses are less significant than for our other auto finance segment receivables (i.e., given CAR’s ability to put loans back to its dealers), we expect both absolute reductions in our allowance for uncollectible loans and fees receivable and reductions in the percentage of our allowance for uncollectible loans and fees receivable to total loans and fees receivable in 2010. This expectation, however, is highly dependent upon an assumption that economic conditions do not worsen in 2010. Despite the improved pricing power that we now possess within CAR as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Additionally, given our decision to close six of JRAS’s sites in 2009, we expect unit sales (and gross profit levels) to continue to be below levels seen in similar periods for the prior year.  Considering these factors and the high costs of our borrowings within ACC, we expect our Auto Finance segment to experience further GAAP losses in 2010. The adverse effects on our Auto Finance segment results of our decision to minimize the capital we are investing in ACC and JRAS (e.g., by ceasing all ACC originations and closing JRAS lots as we did during 2009) are profound, and but for losses incurred within ACC and JRAS, we would have experienced GAAP profits in 2009 and would expect further profits in 2010; our CAR operations are performing well in the current environment (achieving consistent profitability with very modest growth), and are expected to continue doing so for the foreseeable future.

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

In September 2009, we were required to repay $81.1 million of notes payable within our Auto Finance segment as we were not able to reach satisfactory terms to renew or replace those debt facilities. However, in November 2009, after the repayment of a $23.3 million Auto Finance segment debt facility, we were successful in pledging all of our ACC operation’s auto finance receivables in exchange for a $103.5 million amortizing debt facility, the terms of which do not require any accelerated or bullet repayment obligation by us. Moreover, all of our Credit Card segment’s securitization facilities (as well as those of our Credit Card segment’s equity method investees) are expected to amortize down with collections on the receivables within their underlying securitization trusts with no bullet repayment requirements. As such, our only significant remaining asset-backed debt facilities that carry bullet repayment risks are a $26.8 million debt facility secured by our JRAS subsidiaries’ auto finance receivables and a $50.0 million revolving debt facility (against which $31.0 million was drawn and outstanding at December 31, 2009) secured by our CAR operations’ auto finance receivables. Although the JRAS facility matured as scheduled in January 2010 and although our JRAS subsidiary was in violation of the covenants underlying this facility prior to its maturity, the lender has elected not to pursue default remedies against JRAS at this time (although it has preserved all of its rights to do so), and we are in active discussions with the lender to provide for a modification of the covenants underlying the facility and to extend the payment terms of the facility. At risk as a result of the JRAS covenant violation is approximately $20.7 million of our consolidated total equity at December 31, 2009 that is represented by our investment in JRAS. The $50.0 million CAR facility does not require any repayments until a 6-month level payment amortization requirement begins in June 2011.

Having noted above that our risks of required bullet pay-off of asset-backed debt or securitization facilities is substantially diminished, we also note, however, that, given the prolonged period of weak and worsening payment rates on the assets underlying our debt and securitization facilities, our incoming cash flows will continue to diminish as our various securitization and debt facilities are amortizing—particularly for those facilities that have entered early amortization status and with respect to which we now receive only servicing compensation that is not sufficient to cover our current overhead cost infrastructure. Our continuing challenge within our Credit Cards segment in 2010 will be to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows, while preserving the value of our residual interests in our securitization trusts by not cutting costs too deeply. If we cannot meet this challenge, the values of our retained interests in our securitized credit card receivables could be further impaired and such impairments could be material to our operating results and financial position.  Similarly, liquidity challenges resulting from reduced payment rates and amortizing debt requirements within our other business lines could cause personnel and cost reduction efforts that likewise could materially impair the values of assets within our other business lines.

Our current focus on liquidity has resulted in and will continue to result in short and long-term growth and profitability trade-offs. For example, as noted throughout this report, we have closed substantially all of our credit card accounts (other than those underlying our Investment in Previously Charged-Off Receivables segment’s balance transfer program); consequently, each of our managed credit card receivables portfolios is expected to show more rapid net liquidations in balances than we have experienced in the past for the foreseeable future. Similarly, the lack of available growth financing for our Auto Finance segment has caused us to limit capital deployment to this business, which will cause contraction in its receivables and revenues over the coming months. Furthermore, in MEM, where we currently are continuing to selectively deploy capital specifically aimed at growing the business, the levels of capital that we plan to deploy are expected to allow for only modest growth.

At December 31, 2009, we had $185.0 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity. Details concerning our cash flows follow:

•
During 2009, we generated $287.7 million in cash flows from operations, compared to $568.9 million of cash flows from operations generated during 2008. The decrease principally reflects:  (1) lower collections of credit card finance charge receivables in 2009 relative to 2008 given diminished originations, diminished receivables levels, the effects on our margins of changes we made in response to past discussions with regulators and generally lower payment rates across our credit card portfolios throughout 2009 reflecting the economic stress we believe many of our customers are experiencing; and (2) the receipt of $87.4 million in tax refunds during the first quarter of 2008 as contrasted with no tax refunds during 2009. These impacts were offset somewhat by:  (1) declines in deposits required to be maintained with our third-party issuing bank partners and retail electronic payment network providers associated with declining receivables balances in our portfolio of credit card receivables in the U.K.; (2) growth in 2008 in inventory balances associated with our JRAS subsidiary which have now leveled off; (3) lower marketing expenses in 2009 than in 2008; and (4) a $114.0 million securitization gain recognized in 2009.

•
During 2009, we used $128.6 million of cash in investing activities, compared to using $524.8 million of cash in investing activities in 2008. This decrease reflects the fact that we had significantly lower net investments in our securitized and non-securitized earning assets in 2009 relative to 2008. This is consistent with liquidations of our originated purchased portfolios, account closure account actions taken by us and the fact that we experienced no meaningful originations in 2009 for which we had to fund new purchases. We expect further decreases in net cash used in investing activities as we currently do not anticipate any material originations of new credit card accounts or substantial growth in our other business lines or significant purchases of new equipment, thus reducing the amount of cash used to fund such investments. These decreases were offset slightly by our buy-out of all other members of our longest standing equity-method investee.

•
During 2009, our financing activities used $66.0 million of cash, compared to using $84.2 million of cash in 2008. These levels of usage are relatively comparable and principally reflect net repayments of debt facilities in both 2008 and 2009 corresponding with net declines in our receivables that serve as the underlying collateral for asset-backed debt facilities. Offsetting these repayments were draws associated with our new amortizing $103.5 million debt facility issued within our ACC operations and a $50.0 million revolving debt facility (against which $31.0 million was drawn and outstanding at December 31, 2009) secured by our CAR operations’ auto finance receivables. The proceeds from this higher level of borrowings in 2009 than in 2008 also offset our $23.9 million in cash dividend payments to shareholders in 2009. As in 2009, we expect to continue to evaluate and potentially pay additional cash dividends to shareholders if we are unable to find investment and growth opportunities that produce our desired returns.

We had no material unused draw capacity under our debt and securitization facilities as of December 31, 2009. As such, our $185.0 million of unrestricted cash on our condensed consolidated balance sheet represents our maximum available liquidity at December 31, 2009. We continue to pursue a number of new financing facilities and liquidity sources. If such financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities to include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened in 2009 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $185.0 million in aggregate December 31, 2009 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among and within all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $185.0 million in unrestricted cash balance.

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

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund (1) further repurchases of our convertible senior securities and common stock, (2) shareholder distributions such as the proposed spin-off of our micro-loan businesses and the December 31, 2009 cash dividend, both of which are described in more detail in this Report, and (3) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment. As of December 31, 2009, we are authorized to repurchase 10,000,000 common shares under our share repurchase program that our Board of Directors authorized in May 2008, and this authorization extends through June 30, 2010.

Additionally, given our current liquidity position and future liquidity prospects as noted elsewhere throughout this Report, we may need to rely on debt or equity issuances or possible exchange offerings, none of which are assured, in order to meet our May 2012 obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes issued in May 2005, of which $230.5 million in face amount were outstanding at December 31, 2009. Moreover, as we noted previously, we continue to evaluate repurchases of this particular series of our convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital. As an example, under the terms of a tender offer for the repurchase of both series of our convertible senior notes, in March 2010 we repurchased $24.7 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $12.6 million and $5.5 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes.

Securitization Facilities

Our most significant source of liquidity is the securitization of our credit card receivables. The weighted-average borrowing rate on our securitization facilities was 2.0% at December 31, 2009, and the maturity terms of our securitizations vary. In the table below, we have noted the securitization facilities (in millions) with respect to which certain of our managed credit card receivables served as collateral as of December 31, 2009. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
January 2010(2)	$750.0
January 2014(3)	38.2
September 2014(4)	7.6
April 2014(5)	247.7
Total	$1,043.5

(1)
Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or consolidated balance sheet items included herein.

(2)
As this facility entered into early amortization in January 2010 before its scheduled expiration, the terms of the facility do not allow for the funding of purchases. Under early amortization, all excess cash (i.e., cash collected from cardholders, less servicing costs and debt service costs) is applied toward amortizing repayment of the outstanding note within the facility with the ultimate timing and amount of amortizing repayments limited to the available residual cash flows.

(3)	Represents a ten-year amortizing term series issued out of a trust underlying one of our portfolio acquisitions.

(4)
Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

(5)	In April 2007, we completed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

Each of our securitization facilities and structured financing facilities is recourse only to the specific financial assets underlying each respective securitization or structured financing trust. Covenants under our securitization and financing facilities vary, but generally include asset performance covenants (such as maximum permitted delinquency and charge-off rates, minimum excess spread levels, etc.) and in some cases include corporate-level covenants (including minimum equity levels, minimum tangible equity levels, maximum permitted quarterly reductions in equity levels, and minimum  liquidity levels) and cross-default covenants. Although we have closely monitored the covenants, and we have exercised the discretion afforded to us under the facilities to avoid to the greatest extent possible the triggering of these events, we recently have violated various facility covenants as noted elsewhere within this Report (including those associated with our most significant upper-tier originated portfolio master trust securitization facility which entered early amortization status in January 2010). As noted throughout this Report, early amortization of our upper-tier originated portfolio master trust securitization facility and other facilities will have adverse effects on our liquidity during the early amortization period. Moreover, early amortization assumptions used in our retained interest fair value computations have had adverse effects on our 2009 consolidated operating results and our consolidated financial position December 31, 2009.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 14, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, we described below the areas for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements.

Valuation of Retained Interests

The most significant aspect of our business is the credit card receivables we service for off-balance-sheet securitization structures. As of December 31, 2009, there were $1.3 billion of credit card receivables underlying our securitization programs (excluding those receivables securitized under our equity-method investees). We reflect our retained interests in these credit card receivables as a component of our securitized earning assets balance on our consolidated balance sheets. The value of these assets is critical to our financial performance and condition. We account for the portfolios we have securitized in accordance with applicable accounting literature. During 2009, we changed our assumptions in computing the fair value of our retained interests in our securitization trusts to reflect early amortization risks (which subsequently were borne out) with respect to the last remaining securitization facility within our upper-tier originated portfolio master trust; early amortization status has the effect of materially delaying a hypothetical buyer’s receipt of cash flows until the underlying securitization facility is completely repaid.  See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” and Note 10, “Securitizations and Structured Financings,” to our consolidated financial statements included herein for further discussion. In valuing our retained interests, we have to estimate several key factors with respect to the underlying credit card receivables, including yields, payment rates, credit loss rates and appropriate discount rates. We present these components of our overall retained interest valuation at fair value, which we estimate based principally upon estimated future cash flows. To the extent that actual results differ from these estimates, our results of operations and liquidity could be materially affected.

The valuation of our securitized earning assets is highly sensitive to changes in the residual cash flows discount rate assumption used to value our I/O strips and retained interests. Our fair value models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures. Our residual cash flows discount rates are highly sensitive to changes in what is typically a LIBOR base rate underlying our securitization facilities, as well as changes in the spreads above LIBOR that investors demand on various tranches of bonds depending upon the level of collateral enhancement that supports each such tranche.

At December 31, 2009, the following illustrates the hypothetical adverse effect of a 20 percent adverse change in key economic assumptions on the valuation of our retained interests in credit card receivables securitized (in thousands):

Effects of Changes in Assumptions
Net collected yield (annualized)	$(26,928)
Payment rate (monthly)	$(33,699)
Expected principal credit loss rate (annualized)	$(29,695)
Residual cash flows discount rate	$(9,349)
Servicing discount rate	$(1,171)

These sensitivities are hypothetical and should be used with caution. For instance, changes in fair value assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Further, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

Investments in Previously Charged-Off Receivables

We account for our investments in previously charged-off receivables using the “cost recovery method” of accounting in accordance with applicable accounting standards.  We establish static pools consisting of homogenous accounts and receivables for each acquisition. Once we establish a static pool, we do not change the receivables within the pool.

We record each static pool at cost and account for it as a single unit for the economic life of the pool (similar to one loan) for recovery of our basis, recognition of revenue and impairment testing. We earn revenue from previously charged-off receivables after we have recovered the original cost for each pool. Each quarter, we perform an impairment test on each static pool. If the remaining forecasted collections are less than our current carrying value, we record an impairment charge.

Non-Consolidation of Qualifying Special Purpose Entities

As described above, we have securitized a substantial majority of the credit card receivables we manage. In general, these securitizations involve our sale of credit card receivables to “qualifying special purpose entities” (“QSPEs”). QSPEs are governed by complex documentation, and we have filed the significant documentation for the QSPEs that we have established as exhibits to our SEC filings.  In general, the applicable accounting literature requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—that is, the entity is required to “consolidate” those assets and liabilities and any related transactions and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although guidance as to whether control has been surrendered is provided, the ultimate determination is subjective in nature and requires considerable judgment. Under applicable accounting guidance, a transferor has surrendered control over transferred assets if, and only if, all of the following conditions are met:

1.	The transferred assets have been isolated from the transferor, put presumptively beyond the reach of the transferor and its creditors.

2.
Each transferee has the right to pledge or exchange the assets it has received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor.

3.
The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

We treat our transferred credit card receivables as having been sold. However, because this determination requires subjective judgments, it is possible that someone viewing our facts and circumstances might conclude that we had not surrendered control and, as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we have transferred to QSPEs ($1.3 billion in face amount as of December 31, 2009) and any cash balances within the QSPEs would be treated as assets on our consolidated balance sheet, the securities issued (proceeds raised totaling $1.0 billion in face amount as of December 31, 2009) would be treated as liabilities on our consolidated balance sheet (as secured borrowings) and no gain or loss would have been recognized on the sale of the receivables. In addition, our securitized credit card receivables would be recorded on our consolidated balance sheet at fair value based on our 2008 election with respect to such receivables under applicable accounting literature surrounding fair value determinations.  This would result in a different capital structure for us, although we do not believe it would have a materially adverse effect on our consolidated results of operations, financial position or cash flows. We believe this in part because we have no debt covenants based on leverage ratios or on-balance-sheet debt levels. Moreover, the cash flows used to determine the fair value of our credit card receivables upon consolidation of our QSPEs would not be offset by debt repayments and costs of funds as they are in determining the fair value of our retained interests in our securitizations. As such, assuming otherwise similar valuation assumptions, we believe that consolidation of our QSPEs would be accretive to our shareholders’ equity.

As a result of the accounting rules changes expected to be effective for us as of January 1, 2010, cash and credit card receivables held by our securitization trusts and debt issued from those entities will be presented as assets and liabilities on our consolidated balance sheet effective on that date. Because we expected to exercise the fair value option permitted under the new rules, we expect favorable effects on our reported financial condition. Moreover, after adoption of these new accounting rules, we will no longer reflect our securitization trusts’ results of operations within losses on retained interests in credit card receivables securitized, but will instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes) with respect to the credit card receivables held within our securitization trusts; similarly, we will begin to separately report interest expense (as well as gains and/or losses associated with fair value changes) with respect to the debt issued from the securitization trusts. Lastly, because we will account for our securitization transactions under the new rules as secured borrowings rather than asset sales, we will begin to present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities.

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within our portfolio of on-balance-sheet loans and fees receivable. Given the addition of our micro-loan operations during 2004, our auto-finance operations during 2005 and our MEM operation in 2007, our allowance for uncollectible loans and fees receivable has become much more material to our financial statements. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected.

Goodwill and Identifiable Intangible Assets and Impairment Analyses

Management uses judgment in assessing goodwill and other long-lived assets for impairment. Goodwill totaled $43.4 million at December 31, 2009 and represented 5.8% of our total assets. In accordance with applicable accounting literature we annually assess the recoverability of our goodwill. We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires us to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate applied is the estimated weighted average cost of capital based on the reporting units’ current cost of debt and an estimated cost of equity derived from market betas of the reporting units’ public market peers. The assumptions used to estimate future cash flows are consistent with each reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, we recognize an impairment, which results in a write-down of assets with a corresponding charge to earnings. We measure the impairment loss based upon the difference between the carrying amount and the fair value of the assets.

On a quarterly basis, we review our significant accounting policies and the related assumptions, in particular, those mentioned above, with the audit committee of the Board of Directors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15, “Exhibits and Financial Statements Schedules.”

Management’s Report on Internal Control over Financial Reporting

Management of CompuCredit Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for CompuCredit Holdings Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2009, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Act) was carried out on behalf of CompuCredit Holdings Corporation and our subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2009. During the fourth quarter of our year ended December 31, 2009, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders in the sections entitled “Election of Directors,” “Executive Officers of CompuCredit,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders in the sections entitled “Executive and Director Compensation,” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated(1)
2.1		Agreement and Plan of Merger dated June 2, 2009 among CompuCredit Corporation, CompuCredit Holdings Corporation and CompuCredit MergerSub, Inc.	June 8, 2009, Proxy Statement/Prospectus, Annex A
3.1		Articles of Incorporation.	June 8, 2009, Proxy Statement/Prospectus, Annex B
3.2		Bylaws.	August 10, 2009, Form 10-Q, exhibit 3.1
4.1		Form of common stock certificate.	July 7, 2009, Form 8-K, exhibit 3.3
4.2		Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	May 31, 2005, Form 8-K, exhibit 4.1
4.3		Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	July 7, 2009, Form 8-K, exhibit 4.1
4.4		Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	November 28, 2005, Form 8-K, exhibit 4.1
4.5		Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	July 7, 2009, Form 8-K, exhibit 4.2
10.1		Stockholders Agreement dated as of April 28, 1999.	January 18, 2000, Form S-1, exhibit 10.1
10.2	†	2008 Equity Incentive Plan	April 16, 2008, Schedule 14A, Appendix A
10.2	(a)†	Form of Restricted Stock Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.2
10.2	(b)†	Form of Restricted Stock Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.3
10.2	(c)†	Form of Stock Option Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.4
10.2	(d)†	Form of Stock Option Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.5
10.2	(e)†	Form of Restricted Stock Unit Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.6
10.2	(f)†	Form of Restricted Stock Unit Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.7
10.3	†	Amended and Restated Employee Stock Purchase Plan.	April 16, 2008, Schedule 14A, Appendix B
10.4	†	Amended and Restated Employment Agreement for Richard R. House, Jr.	December 29, 2008, Form 8-K, exhibit 10.4
10.4	(a)†	Restricted Stock Agreement, dated May 9, 2006 between CompuCredit Holdings Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.1
10.4	(b)†	Option Agreement, dated May 9, 2006 between CompuCredit Holdings Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.2

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated(1)
10.5	†	Amended and Restated Employment Agreement for David G. Hanna.	December 29, 2008, Form 8-K, exhibit 10.1
10.6	†	Amended and Restated Employment Agreement for Richard W. Gilbert.	December 29, 2008, Form 8-K, exhibit 10.3
10.7	†	Amended and Restated Employment Agreement for J.Paul Whitehead, III.	December 29, 2008, Form 8-K, exhibit 10.2
10.8	†	Amended and Restated Employment Agreement for Krishnakumar Srinivasan.	December 29, 2008, Form 8-K, exhibit 10.5
10.9	†	Outside Director Compensation Package.	Filed herewith
10.10		Amended and Restated Affinity Card Agreement, dated as of December 5, 2005, with Columbus Bank and Trust Company.	December 7, 2005, Form 8-K, exhibit 10.1
10.10	(a)	Pledge and Security Agreement, dated as of September 23, 2002, in favor of Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.2
10.10	(b)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.3
10.10	(c)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.4
10.10	(d)	Shareholders Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.5
10.11		Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	November 14, 2000, Form 10-Q, exhibit 10.1
10.11	(a)	First Amendment to Master Indenture dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.1(a)
10.11	(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)
10.11	(c)	Third Amendment to Master Indenture dated as of March 18, 2002.	March 1, 2004, Form 10-K, exhibit 10.9(c)
10.11	(d)	Form of Indenture Supplement.	November 22, 2000, Form 10-Q/A, exhibit 10.1(b)
10.11	(e)	Series 2004-One Indenture Supplement, dated January 30, 2004, to the Master Indenture.	March 1, 2004, Form 10-K, exhibit 10.9(e)
10.11	(f)	First Amendment to Series 2004-One Indenture Supplement, dated September 30, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(f)

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated(1)
10.11	(g)	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 24, 2003, Form 10-K, exhibit 10.11
10.11	(h)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.2(a)
10.11	(i)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.11	(j)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)
10.11	(k)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)
10.11	(l)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)
10.11	(m)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)
10.11	(n)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)
10.11	(o)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004.	March 2, 2006, Form 10-K, exhibit 10.10(o)
10.11	(p)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(p)
10.12		Note Purchase Agreement, dated January 30, 2004, among Merrill Lynch Mortgage Capital Inc., CompuCredit Funding Corp., CompuCredit Corporation, and CompuCredit Credit Card Master Note Business Trust.	March 1, 2004, Form 10-K, exhibit 10.9(f)
10.12	(a)	First Amendment to the Note Purchase Agreement, dated September 30, 2005.	March 2, 2006, Form 10-K, exhibit 10.11(a)
10.12	(b)
Second Amendment to the Note Purchase Agreement, dated as of July 30, 2007, among CompuCredit Credit Card Master Note Business Trust, CompuCredit Funding Corp., CompuCredit Corporation and Merrill Lynch Mortgage Capital Inc.
August 1, 2007, Form 10-Q, exhibit 10.8
10.13		Share Lending Agreement.	November 22, 2005, Form 8-K, exhibit 10.1

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated(1)
10.14		Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of September 30, 2003, with Columbus Bank and Trust Company.	August 2, 2006, Form 10-Q, exhibit 10.3
10.14	(a)	First Amendment to the Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006.	August 2, 2006, Form 10-Q, exhibit 10.4
10.14	(b)
Amended and Restated Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of January 3, 2005, as amended and restated as of March 10, 2006, with CompuCredit Funding Corp. III.
August 2, 2006, Form 10-Q, exhibit 10.5
10.14	(c)	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 12, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(c)
10.14	(d)
Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006, among CompuCredit Credit Card Master Note Business Trust III, U.S. Bank National Association, and CompuCredit Corporation.
August 2, 2006, Form 10-Q, exhibit 10.6
10.14	(e)	Series 2006-One Supplement to Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006.	August 2, 2006, Form 10-Q, exhibit 10.7
10.14	(f)	Supplement No. 1 to Series 2006-One Supplement to Master Indenture dated as of September 29, 2006.	February 29, 2008, Form 10-K, exhibit 10.15(f)
10.14	(g)	Supplement No. 2 to Series 2006-One Supplement to Master Indenture dated as of November 2, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(g)
10.14	(h)	Supplement No. 3 to Series 2006-One Supplement to Master Indenture dated as of December 31, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(h)
10.14	(i)	Supplement No. 4 to Series 2006-One Supplement to Master Indenture dated as of September 10, 2008.	September 16, 2008, Form 8-K, exhibit 10.1
10.14	(j)	Supplement No. 5 to Series 2006-One Supplement to Master Indenture dated as of September 10, 2008.	November 5, 2008, Form 10-Q, exhibit 10.2
10.14	(k)	Series 2007-One Supplement to Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of August 9, 2007.	August 15, 2007, Form 8-K, exhibit 99.1
10.14	(l)
Transfer and Servicing Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as March 10, 2006, among CompuCredit Funding Corp. III, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust III and U.S. Bank National Association.
August 2, 2006, Form 10-Q, exhibit 10.8

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated(1)
10.14	(m)	First Amendment to Transfer and Servicing Agreement dated as of December 12, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(k)
10.14	(n)	Second Amendment to Transfer and Servicing Agreement dated as of December 31, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(l)
10.14	(o)	Form of Note Purchase Agreement.	August 2, 2006, Form 10-Q, exhibit 10.9
10.15		Affinity Card Agreement, dated as of September 15, 2006, with First Bank & Trust.	November 6, 2006, Form 10-Q, exhibit 10.1
10.16		Affinity Card Agreement, dated as of February 16, 2005, with First Bank of Delaware.	November 6, 2006, Form 10-Q, exhibit 10.2
10.17		Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.1
10.17	(a)	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.2
10.17	(b)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.3
10.17	(c)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation.	August 1, 2007, Form 10-Q, exhibit 10.4
10.17	(d)
Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CompuCredit International Acquisition Corporation.
August 1, 2007, Form 10-Q, exhibit 10.5
10.17	(e)	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.6
10.17	(f)
Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CompuCredit International Acquisition Corporation, Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas.
August 1, 2007, Form 10-Q, exhibit 10.7
10.18		Assumption Agreement dated June 30, 2009 between CompuCredit Holdings Corporation and CompuCredit Corporation	July 7, 2009, Form 8-K, exhibit 10.1

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings unless Otherwise Indicated (1)
10.19		Amended and Restated Loan and Security Agreement, dated November 19, 2007 among JRAS, LLC and CapitalSource Finance.	Filed herewith
10.19	(a)	First Amendment to Amended and Restated Loan and Security Agreement dated April 18, 2008.	Filed herewith
10.19	(b)	Second Amendment to Amended and Restated Loan and Security Agreement dated September 11, 2008.	Filed herewith
10.19	(c)	Third Amendment to Amended and Restated Loan and Security Agreement dated July 15, 2009.	Filed herewith
10.19	(d)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated January 22, 2010.	Filed herewith
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of BDO Seidman, LLP.	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith
99.1		Charter of the Audit Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.1
99.2		Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2

†	Management contract, compensatory plan or arrangement.
(1)	Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (File No. 000-25751), our successor issuer.

Report of Independent Registered Public Accounting Firm

The Board of Directors

CompuCredit Holdings Corporation

We have audited the accompanying consolidated balance sheets of CompuCredit Holdings Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCredit Holdings Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Atlanta, Georgia
March 5, 2010

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	As of December 31,
	2009	2008
		(as adjusted)
Assets
Cash and cash equivalents (including restricted cash of $5,636 at December 31, 2009 and $19,913 at December 31, 2008)	$190,655	$94,428
Securitized earning assets	36,514	813,793
Non-securitized earning assets, net:
Loans and fees receivable, net (of $7,030 and $3,957 in deferred revenue and $15,030 and $8,451 in allowances for uncollectible loans and fees receivable at December 31, 2009 and December 31, 2008, respectively)	70,928	49,175
Loans and fees receivable pledged as collateral under structured financings, net (of $15,471 and $20,800 in deferred revenue and $38,414 and $47,302 in allowances for uncollectible loans and fees receivable at December 31, 2009 and December 31, 2008, respectively)	214,439	291,559
Loans and fees receivable, at fair value	42,299	—
Investments in previously charged-off receivables	29,669	47,676
Investments in securities	2,629	4,678
Deferred costs, net	4,432	6,161
Property at cost, net of depreciation	32,263	48,297
Investments in equity-method investees	13,517	53,093
Intangibles, net	2,816	4,547
Goodwill	43,422	59,129
Income tax asset, net	32,695	—
Prepaid expenses and other assets	32,554	52,575
Total assets	$748,832	$1,525,111
Liabilities
Accounts payable and accrued expenses	$67,295	$120,235
Notes payable and other borrowings	164,368	199,939
Convertible senior notes (Note 13)	307,573	299,834
Deferred revenue	1,875	23,492
Income tax liability	—	134,754
Total liabilities	541,111	778,254

Commitments and contingencies (Note 14)

Equity
Common stock, no par value, 150,000,000 shares authorized: 58,596,545 shares issued and 49,970,111 shares outstanding at December 31, 2009 (including 2,252,388 loaned shares to be returned); and 59,947,301 shares issued and 51,213,385 shares outstanding at December 31, 2008 (including 3,651,069 loaned shares to be returned)	—	—
Additional paid-in capital	500,064	522,571
Treasury stock, at cost, 8,626,434 and 8,733,916 shares at December 31, 2009 and December 31, 2008, respectively	(219,714)	(222,310)
Accumulated other comprehensive loss	(3,293)	(31,431)
Retained (deficit) earnings	(87,740)	453,149
Total shareholders’ equity (Note 2)	189,317	721,979
Noncontrolling interests (Note 2)	18,404	24,878
Total equity	207,721	746,857
Total liabilities and equity (Note 2)	$748,832	$1,525,111

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2009	2008
		(as adjusted)
Interest income:
Consumer loans, including past due fees	$75,563	$92,918
Other	1,194	5,071
Total interest income	76,757	97,989
Interest expense	(42,066)	(52,878)
Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	34,691	45,111
Fees and related income on non-securitized earning assets	191,319	189,478
Provision for loan losses	(94,349)	(70,611)
Net interest income, fees and related income on non-securitized earning assets	131,661	163,978
Other operating (loss) income:
Loss on securitized earning assets	(546,066)	(107,034)
Servicing income	104,981	181,883
Ancillary and interchange revenues	17,917	55,283
Gain on repurchase of convertible senior notes	1,421	61,671
Gain on buy-out of equity-method investee members	20,990	—
Equity in (loss) income of equity-method investees	(16,881)	22,319
Total other operating (loss) income	(417,638)	214,122
Other operating expense:
Salaries and benefits	51,885	67,434
Card and loan servicing	207,466	279,610
Marketing and solicitation	16,699	46,255
Depreciation	20,099	32,483
Goodwill impairment	20,000	30,868
Foreign currency transaction losses	28,531	1,559
Other	94,510	121,443
Total other operating expense	439,190	579,652
Loss from continuing operations before income taxes	(725,167)	(201,552)
Income tax benefit	178,106	65,820
Loss from continuing operations	(547,061)	(135,732)
Discontinued operations:
Loss from discontinued operations before income taxes	(6,599)	(9,057)
Income tax benefit	2,310	3,171
Loss from discontinued operations	(4,289)	(5,886)
Net loss	(551,350)	(141,618)
Net loss attributable to noncontrolling interests	10,461	2,145
Net loss attributable to controlling interests	$(540,889)	$(139,473)
Loss from continuing operations attributable to controlling interests per common share—basic	$(11.25)	$(2.81)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(11.25)	$(2.81)
Loss from discontinued operations attributable to controlling interests per common share—basic	$(0.09)	$(0.12)
Loss from discontinued operations attributable to controlling interests per common share—diluted	$(0.09)	$(0.12)
Net loss attributable to controlling interests per common share—basic	$(11.34)	$(2.93)
Net loss attributable to controlling interests per common share—diluted	$(11.34)	$(2.93)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2009 and 2008
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Noncontrolling Interests	Comprehensive Loss	Total Equity
Balance at December 31, 2007 (as adjusted)	61,938,533	$—	$518,678	$(225,457)	$1,637	$591,747	$32,732		$919,337
Stock options exercises and proceeds related thereto	29,334	—	74	—	—	—	—		74
Use of treasury stock for stock-based compensation plans	(207,125)	—	(4,586)	3,711	—	875	—		—
Issuance of restricted stock	213,440	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	9,839	—	—	—	—		9,839
Purchase of treasury stock	—	—	—	(564)	—	—	—		(564)
Tax effects of stock-based compensation plans	—	—	(1,434)	—	—	—	—		(1,434)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(5,688)		(5,688)
Retired shares	(2,026,881)	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	(139,473)	(2,145)	$(141,618)	(141,618)
Foreign currency translation adjustment, net of tax	—	—	—	—	(33,068)	—	(21)	(33,089)	(33,089)
Comprehensive loss	—	—	—	—	—	—	—	$(174,707)	—
Balance at December 31, 2008 (as adjusted)	59,947,301	—	522,571	(222,310)	(31,431)	453,149	24,878		746,857
Use of treasury stock for stock-based compensation plans	(152,991)	—	(2,738)	2,738	—	—	—		—
Issuance of restricted stock	200,916	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	8,978	—	—	—	—		8,978
Purchase of treasury stock	—	—	—	(142)	—	—	—		(142)
Tax effects of stock-based compensation plans	—	—	(1,581)	—	—	—	—		(1,581)
Settlement of contingent earn-out as referenced in Note 7, “Goodwill and Intangible Assets”	—	—	(1,596)	—	—	—	5,431		3,835
Repurchase of noncontrolling interests	—	—	(1,710)	—	—	—	(511)		(2,221)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(931)		(931)
Dividend	—	—	(23,860)	—	—	—	—		(23,860)
Retired shares	(1,398,681)	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	(540,889)	(10,461)	$(551,350)	(551,350)
Foreign currency translation adjustment, net of tax	—	—	—	—	28,138	—	(2)	28,136	28,136
Comprehensive loss	—	—	—	—	—	—	—	$(523,214)	—
Balance at December 31, 2009	58,596,545	$—	$500,064	$(219,714)	$(3,293)	$(87,740)	$18,404		$207,721

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	For the Year Ended December 31,
	2009	2008
		(as adjusted)
Net loss	$(551,350)	$(141,618)
Other comprehensive loss:
Foreign currency translation adjustment	40,042	(45,429)
Income tax (expense) benefit related to other comprehensive income	(11,906)	12,340
Comprehensive loss	(523,214)	(174,707)
Comprehensive loss attributable to noncontrolling interests	10,463	2,166
Comprehensive loss attributable to controlling interests	$(512,751)	$(172,541)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	For the Year Ended December 31,
	2009	2008
		(as adjusted)
Operating activities
Net loss	$(551,350)	$(141,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	20,139	32,667
Impairment of goodwill	23,483	32,000
Provision for loan losses	95,041	72,262
Amortization of intangibles	1,731	3,701
Accretion of deferred revenue	(21,616)	(11,699)
Accretion of discount on convertible senior notes	10,213	10,106
Stock-based compensation expense	8,978	9,839
Retained interests adjustments, net	937,880	598,240
Unrealized (gain) loss on trading securities	(276)	1,950
Deferred tax benefit	(71,137)	(51,479)
Gain on repurchase of convertible senior notes	(1,421)	(61,671)
Gain on buy-out of equity-method investee members	(20,990)	—
Income in excess of distributions from equity-method investments	—	(600)
Changes in assets and liabilities, exclusive of business acquisitions:
Net decrease in securities classified as trading securities	—	18,312
(Increase) decrease in uncollected fees on non-securitized earning assets	(12,382)	6,767
Decrease in deferred costs	1,690	1,725
(Decrease) increase in current income tax liability	(109,910)	74,219
Increase in deferred revenue	—	1,914
Decrease (increase) in prepaid expenses	14,574	(11,942)
Decrease in accounts payable and accrued expenses	(53,825)	(24,385)
Other	16,886	8,571
Net cash provided by operating activities	287,708	568,879
Investing activities
Purchase of third-party interest in equity-method investee	(19,542)	—
Proceeds from equity-method investees	59,117	10,530
Investments in securitized earning assets	(492,126)	(1,627,237)
Proceeds from securitized earning assets	300,523	1,225,111
Investments in non-securitized earning assets	(958,176)	(1,219,110)
Proceeds from non-securitized earning assets	985,819	1,095,773
Acquisitions of assets	(621)	—
Purchases and development of property, net of disposals	(3,591)	(9,872)
Net cash used in investing activities	(128,597)	(524,805)
Financing activities
Noncontrolling interests distribution, net	(931)	(5,688)
Dividends	(23,860)	—
Proceeds from exercise of stock options	—	74
Purchase of treasury stock	(142)	(564)
Purchase of noncontrolling interests	(3,317)	—
Proceeds from borrowings	193,500	115,444
Repayment of borrowings	(231,226)	(193,463)
Net cash used in financing activities	(65,976)	(84,197)
Effect of exchange rate changes on cash	3,092	(2,975)
Net increase (decrease) in cash	96,227	(43,098)
Cash and cash equivalents at beginning of year	94,428	137,526
Cash and cash equivalents at end of year	$190,655	$94,428
Supplemental cash flow information
Cash paid for interest	$32,756	$45,163
Net cash income tax payments (refunds)	$632	$(91,520)
Supplemental non-cash information
Settlement of contingent earn-out	$5,553	$—
Notes payable associated with capital leases	$1,067	$3,433
Issuance of stock options and restricted stock	$1,356	$7,291
See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of CompuCredit Holdings Corporation and those entities we control, principally our majority-owned subsidiaries. We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We have contracted with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards, and we have purchased the receivables relating to such accounts on a daily basis. Our product and service offerings also include:  small-balance, short-term cash advance loans—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans) for 30 days or less and to which we refer as “micro-loans;” installment loan and other credit products; and money transfer and other financial services.  We market these loans and products through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin and over the Internet in the U.S. and U.K. We also are collecting a portfolio of auto finance receivables that we previously originated through franchised and independent auto dealers, purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the “buy-here, pay-here” used car business and selling used automobiles through our own buy-here, pay-here lots. Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.  We reflect these business lines within five reportable segments by which we manage our business:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans. See Note 4 “Segment Reporting” for further details.

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

The post-reorganization consolidated financial statements presented herein are presented on the same basis as and can be compared to the consolidated financial statements reported in CompuCredit Corporation’s prior quarterly and annual reports filed with the Securities and Exchange Comission (the "SEC"), with the exception of and as adjusted by the retrospective application of two new accounting pronouncements discussed below.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and these principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on securitized receivables, significantly affect (1) our loss on retained interests in credit card receivables securitized (which is a component of loss on securitized earning assets on our consolidated statements of operations) and the reported value of securitized earning assets on our consolidated balance sheets, and (2) our changes in the fair value of loans and fees receivable recorded at fair value category (which is a component of fees and related income on non-securitized earnings assets on our consolidated statements of operations) Additionally, estimates of future credit losses on our loans and fees receivable recorded at net realizable value have a significant effect on the provision for loan losses within our consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our consolidated balance sheets.

We have reclassified certain amounts in our prior period consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Our prior year reclassifications include those required for the retrospective application of two new accounting pronouncements that are first effective for us under GAAP in our 2009 consolidated financial statements—specifically, a pronouncement that resulted in the reclassification of our prior liability for minority interests to a new noncontrolling interests component of total equity and a pronouncement that resulted in reclassifications of consolidated balance sheet balances from deferred loan costs and convertible senior notes to additional paid-in capital and in associated reclassifications among retained earnings and deferred tax liabilities. Retrospective application of this latter pronouncement also had the effect of increasing interest expense and, accordingly, decreasing net income within our consolidated statements of operations for the year ended December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.  We maintain cash and cash equivalents for general operating purposes and to meet our longer term debt obligations.  We continue to see dislocation in the availability of liquidity as a result of the market disruptions that began in 2007.  This ongoing disruption has resulted in a decline in liquidity available to sub-prime market participants, including us, a widening of the spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make, and a decrease in advance rates for those loans.   Although we are hopeful that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and have now closed substantially all of our credit card accounts (other than those associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program). While to date we have experienced some constraints on our ability to reduce expenses at the same rate that our managed receivables have declined, the aforementioned efforts are aimed at achieving better matching of our servicing and other cash inflows with our expense base.

Restricted Cash

Restricted cash as of December 31, 2009 and 2008 includes (1) certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to noteholders under our debt facilities, and (2) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

Additionally, restricted cash as of December 31, 2008 included $8.7 million of now-released proceeds (including interest earned thereon) originally escrowed in connection with a forward flow contract between one of our subsidiaries and a subsidiary of Encore Capital Group, Inc (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which we refer, “Encore”). On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the contract (based upon then-outstanding allegations made by the Federal Trade Commission (“FTC”) as discussed further in Note 14, “Commitments and Contingencies”). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties proceeded to arbitration in an effort to resolve their disputes. Immediately prior to the arbitration panel hearing in the third quarter of 2009, we settled the outstanding disputes with Encore, resulting, in part, in the release to us of the $8.7 million in restricted cash held at December 31, 2008. Further details concerning the Encore settlement are provided below.

 Asset Securitization

As of December 31, 2009, most of our credit card receivables were held by off-balance-sheet securitization trusts. Throughout our notes to our consolidated financial statements, we refer to transfers to such off-balance-sheet securitization trusts (qualifying special purposes entities, or “QSPEs”) as “securitizations,” as contrasted with our use of the term “structured financings,” which refers to non-recourse, asset-backed, on-balance-sheet debt financings.

When we sell receivables in securitizations, we retain certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although we continue to service the underlying credit card accounts and the customer relationships, we treat these securitizations as sales, and the securitized receivables are not reflected on our consolidated balance sheets. The retained ownership interests and I/O strips associated with receivables sold in our securitizations are included in securitized earning assets on the face of our consolidated balance sheets.

Under applicable accounting guidance, we recognize gains at the time of each receivable (or “financial asset”) sale. These gains depend on the previous carrying amount of the financial assets sold and the fair value of the assets and cash proceeds received. The cash flows used to measure the gains represent estimates of payment rates, collectible finance charges and fees, credit losses, servicing fees and interest costs payable out of the securitization trusts and any required amortizing principal payments to investors.

We initially record a servicing asset or servicing liability within a securitization structure when the servicing fees we expect to receive do not represent adequate compensation for servicing the receivables. We record these initial servicing assets and servicing liabilities at estimated fair market value, and then we evaluate and update our estimates of the fair values at the end of each financial reporting period. We include changes in these fair values within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of loss on retained interests in credit card receivables securitized as scheduled in Note 8, “Securitizations and Structured Financings”), with our recording of our actual servicing expenses into operations as they are incurred. Because quoted market prices generally are not available for our servicing assets and servicing liabilities, we estimate fair values based on the estimated present value of future cash flows using our best estimates of key assumptions as outlined in Note 8, “Securitizations and Structured Financings.”  We net our servicing assets and servicing liabilities together in our determination of securitized earning assets on our consolidated balance sheets. In accordance with applicable accounting literature we do not consolidate any of the QSPEs that participate in our securitizations.

We account for our retained interests in securitized credit card receivables as trading securities and have elected to report them at estimated fair values under applicable accounting literature, with changes in fair values included in our consolidated statements of operations. The estimates we use to determine the gains and losses and the related fair values of I/O strips and retained interests are influenced by factors outside of our control, and such estimates could materially change from period to period. We include the income effects of I/O strip and retained interest valuations within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of loss on retained interests in credit card receivables securitized as scheduled in Note 8, “Securitizations and Structured Financings”).

At each reporting period end, we reflect “accrued interest and fees” on securitized receivables at fair value within securitized earning assets on our consolidated balance sheet; these accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we have securitized. We also include at fair value within our securitized earning assets the estimated collectible portion of finance charges and fees billed to cardholders within the securitized portfolios but not yet collected (our “retained interests in finance charge receivables”) at each reporting period end.

Foreign Currency Translation

We translate the financial statements of our foreign subsidiaries into U.S. currency in accordance with applicable accounting literature.  We translate assets and liabilities at period-end exchange rates and income and expense items at average rates of exchange prevailing during each respective reporting period. We include translation adjustments in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets until such a time that the related asset is considered to sold or liquidated at which point we reclassify accumulated translation gains or losses from our consolidated balance sheet to our consolidated statement of operations; we experienced such a reclassification in the fourth quarter of 2009 with respect to our retained interests in our U.K. credit card receivables securitization trust, and $26.1 million of accumulated translation losses associated with this asset are reflected within our accompanying 2009 consolidated statement of operations. We also include current period gains and losses resulting from foreign currency transactions in our accompanying consolidated statements of operations.

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, and investments in securities and U.S. government securities resale agreements within non-securitized earning assets, net, on our consolidated balance sheets. Also included within non-securitized earning assets, net, as of December 31, 2009 are our de-securitized and reconsolidated lower-tier credit card receivables that are valued at fair value in our consolidated financial statements; with investor consent, we repaid the securitization facility underlying our lower-tier originated portfolio master trust in the fourth quarter of 2009 and reconsolidated our lower-tier credit card receivables onto our consolidated balance sheet at their fair value in accordance with an earlier fair value option election that we made with respect to such receivables. Further details concerning our lower-tier credit card receivables are presented within Note 9, “Fair Value of Assets,” while details concerning other components of non-securitized earnings assets, net, follow immediately below.

Loans and Fees Receivable, Net.  Loans and fees receivable, net, currently consists of receivables carried at net realizable value associated with our retail and Internet micro-loan activities, our auto finance business and credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program.

As applicable, we show loans and fees receivable net of both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) in accordance with applicable accounting rules. We also divide our loans and fees receivable, net, into two separate categories on our consolidated balance sheet:  (1) those that are unencumbered by asset-backed debt; and (2) those that are pledged as collateral for non-recourse asset-backed debt facilities.

Until they were substantially collected and/or charged off and thus became immaterial in amount, we accounted for a $189.0 million auto loan portfolio that we acquired from the Patelco Credit Union in 2007 under accounting rules that limited the yield that could be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loan portfolio. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) was not recognized as an adjustment of yield, loss accrual or valuation allowance. The following details are provided with respect to this Patelco Credit Union auto loan portfolio as of and for the period ended December 31, 2008, which is the last annual accounting period for which the above-described loan portfolio accounting rules were relevant to and reflected within our audited consolidated financial statements:

For the Year Ended December 31, 2008
Roll-forward of Accretable Yield:
Balance at beginning of period	$(28,737)
Accretable yield at acquisition date	—
(Recovery) impairment of accretable	(2,199)
Accretion of yield	15,002
Balance at end of period	$(15,934)

SOP 03-3 loans and fees receivable:
Carrying amount of loans and fees receivable at acquisition date	$160,592
Carrying amount of loans and fees receivable at December 31, 2008	$61,688
Gross loans and fees receivable balance at acquisition date	$191,976
Gross loans and fees receivable balance at December 31, 2008	$74,126

Loans and fees receivable associated with our micro-loan activities primarily include principal balances and associated fees due from customers (such fees being recognized as earned—generally over a two-week period in the case of our retail and U.S. Internet operations and over a one-month period in the case of our U.K. Internet operations). Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest due from customers, net of the unearned portion of loan discounts which we recognize over the life of each loan.

For our loans and fees receivable carried at net realizable value (i.e., as opposed to those carried at fair value), we provide an allowance for uncollectible loans and fees receivable for loans and fees receivable we believe we ultimately will not collect. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary.

The components of our aggregated categories of loans and fees receivable carried at net realizable value (in millions) as of the date of each of our consolidated balance sheets are as follows:

	Balance at December 31, 2008	Additions	Subtractions	Balance at December 31, 2009
Loans and fees receivable, gross	$421.3	$1,047.7	$(1,107.7)	$361.3
Deferred revenue	(24.8)	(73.7)	76.0	(22.5)
Allowance for uncollectible loans and fees receivable	(55.8)	(78.9)	81.3	(53.4)
Loans and fees receivable, net	$340.7	$895.1	$(950.4)	$285.4

	Balance at December 31, 2007	Additions	Subtractions	Balance at December 31, 2008
Loans and fees receivable, gross	$435.7	$1,239.8	$(1,254.2)	$421.3
Deferred revenue	(27.2)	(86.7)	89.1	(24.8)
Allowance for uncollectible loans and fees receivable	(51.5)	(72.3)	68.0	(55.8)
Loans and fees receivable, net	$357.0	$1,080.8	$(1,097.1)	$340.7

As of December 31, 2009 and 2008, the weighted average remaining accretion periods for the $22.5 million and $24.8 million, respectively, of deferred revenue reflected in the above tables were 17.7 and 30.5 months, respectively.

A roll-forward of our allowance for uncollectible loans and fees receivable (in millions) is as follows:

	For the Year Ended December 31,
	2009	2008
Balance at beginning of period	$(55.8)	$(51.5)
Provision for loan losses	(78.9)	(72.3)
Charge offs	86.7	76.3
Recoveries	(5.4)	(8.3)
Balance at end of period	$(53.4)	$(55.8)

Investments in Previously Charged-Off Receivables. Through Jefferson Capital, our debt collections subsidiary, we pursue, competitively bid for and acquire previously charged-off credit card receivables. A majority of our acquisitions of previously charged-off credit card receivables historically have been from the securitization trusts underlying our retained interest investments. As servicer for the receivables within the securitization trusts underlying our retained interest investments, we subject sales of previously charged-off receivables to a competitive bid process involving other potential third-party portfolio purchasers to ensure that sales are at fair market prices.

We establish static pools consisting of homogenous previously charged-off accounts and receivables for each acquisition by our debt collections business. Once a static pool is established, we do not change the receivables within the pool. Further, we record each static pool at cost and account for each pool as a single unit for payment application and income recognition purposes, thereby applying the cost recovery method on a portfolio-by-portfolio basis. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that are charged as operating expenses without any offsetting income amounts. In addition, we perform an impairment test on each static pool each quarter; if the remaining forecasted collections are less than our current carrying value, we record an impairment charge.

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Year Ended December 31,
	2009	2008
Unrecovered balance at beginning of period	$47,676	$14,523
Acquisitions of defaulted accounts	45,889	77,436
Cash collections	(94,910)	(83,099)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations) (1)	31,014	38,816
Unrecovered balance at end of period	$29,669	$47,676
Estimated remaining collections (“ERC”)	$90,705	$104,761

(1) Amount includes $21.2 million and $11.3 million in accretion in 2009 and 2008, respectively, associated with the culmination of the Encore forward flow agreement.

Our previously charged-off receivables consist of amounts associated with normal delinquency charged-off accounts, accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with our balance transfer program prior to such time as we issue credit cards relating to the accounts.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting 41.2% of the ERC of the existing accounts over the next 12 months, with the balance to be collected thereafter.

In 2005, our Investment in Previously Charged-off Receivables segment entered into a forward flow contract to sell previously charged-off receivables to Encore. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the contract (based upon then-outstanding allegations made by the Federal Trade Commission (“FTC”)). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties proceeded to resolve these disputes through arbitration. Immediately prior to the arbitration panel hearing in the third quarter of 2009, we settled our outstanding disputes with Encore. The settlement resulted in the recognition of $21.2 million in then-deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in escrowed restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net pre-tax gain of $11.0 million which is reflected in our consolidated statement of operations for the year ended December 31, 2009.

Investments in Securities. We periodically have invested in debt and equity securities. We generally have classified our purchased debt and equity securities as trading securities and included realized and unrealized gains and losses in earnings.  Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of December 31,
	2009	2008
Held to maturity:
Investments in debt securities of equity-method investees	$2,060	$4,385
Trading:
Investments in equity securities	569	293
Total investments in debt and equity securities	$2,629	$4,678

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. We expense these amounts once services have been performed or marketing efforts have been undertaken. Also included are (1) various deposits (totaling $16.2 million and $26.9 million as of December 31, 2009 and 2008, respectively) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $4.9 million and $6.3 million as of December 31, 2009 and 2008, respectively, associated with our ongoing servicing efforts in the U.K.), (2) vehicle inventory held by our buy-here, pay-here auto dealerships that we expense as cost of goods sold (within fees and related income on non-securitized earning assets on our consolidated statements of operations) as we earn associated sales revenues, and (3) a $10.0 million deposit at a former third-party issuing bank partner (Columbus Bank and Trust Company) which is the subject of broader outstanding litigation between Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) and us.  See Note 14, “Commitments and Contingencies,” for additional information regarding this outstanding litigation.

Deferred Costs

The principal components of our deferred costs have historically been unamortized costs associated with our (1) issuances of convertible senior notes and other debt and (2) receivables origination activities. We generally amortize deferred costs associated with our convertible senior notes into interest expense over the expected life of the instruments; however, we accelerate the recovery of an appropriate pro-rata portion of these costs against gains on repurchases of our convertible senior notes. On January 1, 2009, we were required to adopt a GAAP pronouncement that resulted in the reclassification of $4.8 million of deferred loan costs associated with our convertible senior notes as a reduction to equity, and as required, we have retrospectively applied this pronouncement within prior period consolidated financial statements as if the accounting pronouncement had applied in financial reporting periods prior to its January 1, 2009 effective date. See Note 13, “Convertible Senior Notes,” for additional effects of our adoption of this pronouncement. While currently insignificant since we have ceased substantially all credit card origination activities, we defer direct receivables origination costs for our credit card receivables and amortize them against credit card fee income on a straight-line basis over the privilege period, which is typically one year.

Property at cost, net of depreciation

We capitalize costs related to internal development and implementation of software used in our operating activities in accordance with applicable accounting literature.  These capitalized costs consist almost exclusively of fees paid to third-party consultants to develop code and install and test software specific to our needs and to customize purchased software to maximize its benefit to us. We have focused the majority of these efforts on our proprietary information management system that supports our decision-making function, including targeted marketing, solicitation, application processing, account management and collection activities.

We record our property at cost less accumulated depreciation or amortization. We compute depreciation expense using the straight-line method over the estimated useful lives of our assets, which are approximately forty years for buildings, five years for furniture, fixtures and equipment, and three years for software. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of their respective underlying leases.

We periodically review our property to determine if it is impaired.  During 2008, we recorded $2.6 million of impairment charges associated with our property, which we classified within depreciation expense on our consolidated statement of operations. We experienced no such impairments in 2009.

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investments in two 33.3%-owned limited liability companies made during the fourth quarter of 2004 and our 47.5% investment in a limited liability company made during the first quarter of 2005. We record our respective interests in the losses or income of such investees within the equity in (loss) income of equity-method investees category on our consolidated statements of operations for each period. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees.

We evaluate our investments in the equity-method investees for impairment each quarter by comparing the carrying amount of each investment to its fair value. Because no active market exists for the investees’ limited liability company membership interests, we evaluate our investments in the equity-method investees for impairment based on our evaluation of the fair value of the equity-method investees’ net assets relative to their carrying values. If we ever were to determine that the carrying values of our investments in equity-method investees were greater than their fair values, we would write the investments down to their fair values.

During 2009, we acquired the remaining non-controlling interest in a limited liability company in which we held a 61.25% interest at December 31, 2008 and which was classified under applicable accounting requirements as an equity-method investee at that date. Since our acquisition of this remaining non-controlling interest, we have consolidated the assets and liabilities of this entity within our consolidated balance sheets.

Intangibles

We amortize identifiable intangible assets over their and in proportion to their estimated periods of benefit. The estimated benefit periods range from three years for customer and dealer relationships to three to five years for non-compete agreements. For those intangible assets such as trademarks and trade names that we determined have an indefinite benefit period, no amortization expense is recorded. We periodically (at least annually) evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment.

Intangibles impairment charges are included within the card and loan servicing costs category on our consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Goodwill is tested at least annually for impairment. During 2009 and 2008, we recorded goodwill impairment charges of $23.5 million (of which $3.5 million is included in our loss from discontinued operations) and $32.0 million (of which $1.1 million is included in our loss from discontinued operations), respectively, to report goodwill at its fair value.

Reportable Segments

Based on applicable accounting requirements, we have identified five reportable segments:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance and Internet Micro-Loans. See Note 4, “Segment Reporting,” for further discussion of these segments.

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

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and the Netherlands. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2006. Currently, we are under audit by various jurisdictions for various years, including the Internal Revenue Service for the 2007 and 2008 tax year. Although the audits have not been concluded, we do not expect any material changes to our reported tax positions in those years.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $2.8 million and $2.5 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2009 and 2008, respectively.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such a reduction in the amount of $2.5 million and $2.6 in the years ended December 31, 2009 and 2008, respectively, related to the closing of the statute of limitations for our 2005 and 2004 U.S. federal and certain U.S. state income tax returns, respectively.

Our overall effective benefit rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were 24.7% and 32.8% for years ended December 31, 2009 and 2008, respectively. We have experienced no material changes in effective tax benefit rates associated with differences in filing jurisdictions between these periods, and the variations in effective tax benefit rates between these periods are substantially related to the effects of $70.6million in valuation allowances provided against income statement-oriented U.S. federal, foreign and state deferred tax assets during the year ended December 31, 2009. As computed without regard to the effects of all U.S. federal, foreign, state, and local tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax benefit rates would more likely than not have been 34.3% and 33.7% for the years ended December 31, 2009 and 2008, respectively.

Lease Impairments

During the second quarter of 2008, we subleased 183,461 square feet of office space at our corporate headquarters. As a result of inadequate rental payments associated with these subleases as compared to our obligations, we recognized a second quarter 2008 impairment charge of $5.5 million. The charge is included within the other category as a component of other operating expense on our consolidated statement of operations for the years ended December 31, 2008. We are recognizing the rental income associated with this sublease on a straight-line basis as an offset to rental expense also recorded within the other category of expenses as a component of other operating expense.

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets primarily include:  (1) lending fees associated with our retail and Internet micro-loan activities; (2) fees associated with our credit card receivables during periods in which we have held them on balance sheet; (3) changes in the fair value of loans and fees receivable recorded at fair value; (4) income associated with our investments in previously charged-off receivables; (5) gains and losses associated with our investments in securities; and (6) gross profits from auto sales within our Auto Finance segment.

  Fees associated with our credit card offerings in periods we have held them on balance sheet are similar in nature and in accounting treatment to those identified in Loss on Securitized Earning Assets discussed below.

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the Year Ended December 31,
	2009	2008
Retail micro-loan fees	$73,075	$69,790
Internet micro-loan fees	64,641	42,623
Fees on credit card receivables held on balance sheet	101	6,367
Changes in fair value of loans and fees receivable recorded at fair value	(1,096)	—
Income on investments in previously charged-off receivables	31,014	38,816
Gross profit on auto sales	20,329	32,389
Gains (losses) on investments in securities	276	(6,622)
Other	2,979	6,115
Total fees and related income on non-securitized earning assets	$191,319	$189,478

Loss on Securitized Earning Assets

Loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and certain other fees associated with our securitized credit card receivables, all of which are detailed (in thousands) in the following table.

	For the Year Ended December 31,
	2009	2008
Securitization gains	$113,961	$—
Loss on retained interests in credit card receivables securitized	(676,236)	(135,561)
Fees on securitized receivables	16,209	28,527
Total loss on securitized earning assets	$(546,066)	$(107,034)

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as contributing to income from retained interests in credit card receivables securitized or as fees on securitized receivables when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our securitized credit card receivables as a contribution to our income from retained interests in credit card receivables securitized on a straight-line basis over the cardholder privilege period. We amortize direct receivables origination costs against fees on securitized receivables. See Asset Securitization above and Note 8, “Securitizations and Structured Financings,” for further discussion on securitization gains and income from retained interests in credit card receivables (including the effects of changes in retained interests’ valuations).

Ancillary and Interchange Revenues

While not offered currently, during periods in which credit card accounts are open to cardholder purchases, we offer several ancillary products and services to our cardholder customers, including memberships, insurance products, subscription services and debt waiver. When we market our own products, we record the fees, net of estimated cancellations, as deferred revenue upon the customer’s acceptance of the product and we amortize them on a straight-line basis over the life of the product (which ranges from one to twelve months). When we market products for third parties under commission arrangements, we recognize the revenue when we earn it, which is generally during the same month the product is sold to the customer. We consider revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, we recognize our commission as ancillary product revenue. Additionally, we receive a portion of the merchant fee assessed by retail electronic payment network providers based on cardholder purchase volumes underlying credit card receivables, and we recognize these interchange fees as we receive them.

Card and Loan Servicing Expenses

Card and loan servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with our collections and customer service efforts. Card and loan servicing costs also include outsourced collections and customer service expenses. We expense card and loan servicing costs as we incur them, with the exception of prepaid costs, which we expense over respective service periods.

Marketing and Solicitation Expenses

We expense credit card account and other product solicitation costs, including printing, credit bureaus, list processing costs, telemarketing, postage and Internet marketing fees, as we incur these costs or expend resources. See Deferred Costs above for a discussion of the accounting for costs considered to be direct receivables origination costs.

 Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued new rules concerning fair value measurement disclosures.  The new disclosures will require that we discuss the valuation techniques and inputs used to develop our fair value measurements and the effect that unobservable inputs may have on those measurements. Additional disclosure enhancements include disclosures of transfers in and/or out of Level 1, 2 or 3 and the reasons for those transfers.  The enhanced disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of these new disclosure requirements will be reflected in our accompanying notes to the consolidated financial statements as and when required under the effective date provisions.

In October 2009, the FASB issued new rules providing that at the date of issuance, a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost shall be amortized using the effective interest method over the life of the financing arrangement as interest cost.  The new rules also provide that the loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculations.  These new rules are effective for fiscal years, and interim periods within those years, beginning after December 15, 2009 and are to be applied retrospectively to all arrangements outstanding on the effective date and would apply to loaned shares issued in connection with our November 2005 convertible senior notes.  We do not believe that the new share-lending arrangement accounting rules will have a material affect our consolidated financial statements (unless, however, an unexpected third-party default of the share-lending arrangement should occur in the future).

In June 2009, the FASB issued new accounting rules that, in addition to requiring certain new securitization and structured financing-related disclosures that have been incorporated into our consolidated financial statements as of and for the years ended December 31, 2009, are expected to result in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities will be presented as assets and liabilities on our consolidated balance sheet effective on that date. Because we expected to exercise the fair value option permitted under the new rules, we expect favorable effects on our reported financial condition. Moreover, after adoption of these new accounting rules, we will no longer reflect our securitization trusts’ results of operations within losses on retained interests in credit card receivables securitized, but will instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes) with respect to the credit card receivables held within our securitization trusts; similarly, we will begin to separately report interest expense (as well as gains and/or losses associated with fair value changes) with respect to the debt issued from the securitization trusts. Lastly, because we will account for our securitization transactions under the new rules as secured borrowings rather than asset sales, we will begin to present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities.

In June 2009, the FASB issued new accounting rules that establish the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP. All previous GAAP standards have been superseded by the Codification. The Codification neither replaces nor affects rules and interpretive releases of the SEC under authority of federal securities laws. These new rules are effective for interim and annual financial statements issued for periods ending after September 15, 2009, and references to GAAP in this report have been updated as a result.  The adoption of these new rules did not impact our financial statements.

    In April 2009, the FASB issued new other-than-temporary impairment accounting rules for debt securities, indicating that a company should continue to assess its intent and ability to hold a security to maturity and to assess whether the fair value of a debt security is less than its amortized cost basis. If the fair value is determined to be less than the amortized cost basis, the company should make the determination of whether the impairment is other-than-temporary. The new rules also call for additional disclosure and are effective for periods ending after June 15, 2009. Our adoption of these rules did not have a material impact on our consolidated financial statements.

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

Also in June 2008, the FASB issued new rules addressing whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in previously issued accounting rules.  These new rules were effective for us January 1, 2009, and all prior period earnings per share data presented in our consolidated financial statements and notes thereto have been adjusted retrospectively to conform to the new rules.  See Note 16, “Net Loss Attributable to Controlling Interests Per Common Share,” for further information regarding the computation of earnings per share.

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

Also in December 2007, the FASB issued new accounting requirements that establish new accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Specifically, these rules require the recognition of any noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. The rules also clarify that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, the rules require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The rules also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. These new rules are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption was prohibited. Using retrospective application as required, we adopted these rules on January 1, 2009 with no material effects (other than the effects of reclassification of our noncontrolling interests as a component of equity) on our consolidated results of operations, financial position or cash flows.

The following details (in thousands, except for per share data) the effects of retrospective application of the new accounting rules concerning Instrument C convertible debt and noncontrolling interests:
	As Originally Reported	Retrospective Application of Instrument C Convertible Debt Rules	Retrospective Application of Noncontrolling Interests Rules	As Adjusted
Additional paid-in capital (as of December 31, 2008)	$413,857	$108,714	$—	$522,571
Retained earnings (as of December 31, 2008)	$505,728	$(52,579)	$—	$453,149
Total equity (as of December 31,2008)	$665,844	$56,135	$24,878	$746,857
Loss from continuing operations (for the year ended December 31, 2008) (1)	$(95,696)	$(37,891)	$(2,145)	$(135,732)
Net loss (for the year ended December 31, 2008)	$(101,582)	$(37,891)	$(2,145)	$(141,618)
Loss from continuing operations attributable to controlling interests per common share (for the year ended December 31, 2008)—basic (1)	$(2.02)	$(0.79)	$—	$(2.81)
Loss from continuing operations attributable to controlling interests per common share (for the year ended December 31, 2008)—diluted (1)	$(2.02)	$(0.79)	$—	$(2.81)
Net loss attributable to controlling interests per common share (for the year ended December 31, 2008)—basic	$(2.14)	$(0.79)	$—	$(2.93)
Net loss attributable to controlling interests per common share (for the year ended December 31, 2008)—diluted	$(2.14)	$(0.79)	$—	$(2.93)

(1) Prior period “As originally reported” amounts have been restated to report the impact of discontinued operations.

Subsequent Events

We evaluate subsequent events that have occurred after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required adjustments to our consolidated financial statements.

Nevertheless, in connection with our review of a potential spin-off our U.S. and U.K. micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc. (“Purpose Financial”), filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010.  The spin-off remains subject to a number of conditions, including, among others:

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10, to be effective;

•
our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the private letter ruling that we received from the Internal Revenue Service not being revoked or modified in any material respect;

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance; and

•
the nonexistence of any order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement.

We cannot assure you that any or all of these conditions will be met.

3.      Discontinued Operations

In the fourth quarter of 2007, we adopted a formal plan to discontinue (through sale or otherwise) 105 Retail Micro-Loans segment branches located within Florida, Oklahoma, Colorado, Arizona, Louisiana and Michigan. Subsequently, in the third quarter of 2008, we decided to retain a limited number of retail storefronts in Oklahoma and Colorado for which we now expect to be able to earn our desired returns. Our continuing operations and discontinued operations results within our consolidated statements of operations for 2008 reflect our decision to continue operating the limited number of storefronts in Oklahoma and Colorado. All other discontinued storefronts within the affected states have either been sold or closed as of December 31, 2008.

In May 2009, we discontinued our Retail Micro-Loans segment’s Arkansas operations based on regulatory opposition we faced within that state. Reflecting both our discontinued Arkansas operations, as well as those of other Retail Micro-Loan segment states that we discontinued in prior reporting periods, the components (in thousands) of our discontinued operations are as follows:

	For the Year Ended December 31,
	2009	2008
Net interest income, fees and related income on non-securitized earning assets	$1,684	$11,223
Other operating income	—	—
Other operating expense	2,021	18,240
Estimated loss upon sale	2,779	908
Goodwill impairment	3,483	1,132
Loss before income taxes	(6,599)	(9,057)
Income tax benefit	2,310	3,171
Net loss	$(4,289)	$(5,886)

There were no discontinued assets held for sale on our consolidated balance sheets as of December 31, 2009 and 2008.

4.	Segment Reporting

Our segment accounting policies are the same as policies described in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans.

 Our Credit Cards segment consists of our credit card receivables origination, acquisition and servicing activities (excluding those pre-card issuance activities associated with our balance transfer program within our Investments in Previously Charged Off Receivables segment), as well as our cash management and investments in debt and equity securities activities. This segment represents aggregate activities associated with substantially all of our credit card products, including our lower-tier credit card offerings and our Monument-branded credit card receivables in the U.K. (the “U.K. Portfolio”) that we acquired in 2007 from Barclaycard, a division of Barclays Bank PLC.  Revenues associated with our credit card receivables include interest income (along with late fees), fees and related income during periods when we hold them on our consolidated balance sheets, while revenues for our off-balance-sheet securitized credit card receivables are included within our fees and related income on securitized earning assets category within the Credit Cards segment and include (1) securitization gains, (2) loss on retained interests in credit card receivables securitized (including losses on retained interests in our lower–tier credit card originated portfolio master trust prior to our de-securitization and reconsolidation of the assets held by that trust upon our repayment of investor interests in that trust in December 2009) and (3) fees and related income. Revenue sources we also include within our Credit Cards segment are servicing income and equity in income of equity-method investees (related only to those equity-method investees that have purchased and securitized credit card receivables portfolios). We earn servicing income from the trusts underlying our credit card receivables securitizations and the credit card receivables securitizations of our equity-method investees.

The Investments in Previously Charged-Off Receivables segment consists of our debt collections subsidiary. Through this business, we pursue, competitively bid for and acquire previously charged-off credit card receivables. A significant majority of our acquisitions of previously charged-off credit card receivables have been from the securitization trusts underlying our retained interest investments. Revenues earned in this segment consist of those associated with normal delinquency charged off receivables purchased and held for collection (particularly since the contractual dispute arose with Encore under its forward flow contract in July 2008),  those earned with respect to investments in Chapter 13 Bankruptcies, and those associated with collections on accounts acquired through a balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. Prior to our settlement with Encore in the third quarter of 2009, revenues of this segment also included deferred revenue accretion associated with prepayments Encore made to us under a forward flow contract; see further discussion of the forward flow contract in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components. All of this segment’s revenues are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations.

Our Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location (and financial reporting period), provide (or have in the past provided) some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loans, title loans, and other credit products; and (c) money transfer, bill payment and other financial services. Revenues currently earned within this segment are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations. Servicing fees associated with this segment’s prior activities as a servicer and processor of bank-originated micro-loans are classified within servicing income.

For all periods presented, our Auto Finance segment includes:  the activities of our CAR operations, which are represented by nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business from which we purchase auto loans at a discount or for which we service auto loans for a fee; the activities of our ACC operations, which currently is collecting out and liquidating down a portfolio of auto loans that it originated through relationships with franchised auto dealerships prior to our cessation of its origination activities in early 2009; and the sales and financing activities of our own JRAS buy-here, pay-here used car lots.

    Our Internet Micro-Loan segment consists of both our U.S. and U.K. Internet Micro-Loans operations.  Our U.K. internet micro-loan operation is comprised of the operations of MEM Capital Limited and its subsidiaries (“MEM”), a U.K.-based, Internet, micro-loans provider that we acquired in April 2007. Using proprietary analytics to market, underwrite and manage loans over the Internet to consumers in need of short-term financial assistance, MEM loans are made for a period of up to 40 days and are repayable in full on the customer’s next payday. A typical customer is 22 to 35 years of age, has average net monthly income of £1,300, works in an office or skilled environment and borrows £200. In exchange for this service, MEM receives a fee, typically 25% of the advance amount. Our U.S. Internet micro-loan operations currently are comprised of limited test offerings of short-term, cash advance micro-loans over the Internet within the U.S. as we seek to replicate the marketing, underwriting and management successes that we have had with such an offering in the U.K. through our MEM operations.

Our U.K. operations (comprised of activities performed by MEM and with respect to our U.K. Portfolio) represented $(25.1) million of our $391.0 million in 2009 revenue and $29.3 million of our $524.6 million in 2008 revenue. Also, as of both December 31, 2009 and 2008, we did not have a material amount of long-lived assets located outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Year Ended December 31, 2009	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Internet Micro-Loans	Total
Interest income:
Consumer loans, including past due fees	$3,044	$—	$—	$72,519	$—	$75,563
Other	1,085	7	4	79	19	1,194
Total interest income	4,129	7	4	72,598	19	76,757
Interest expense	(28,294)	(491)	(95)	(12,993)	(193)	(42,066)
Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	(24,165)	(484)	(91)	59,605	(174)	34,691
Fees and related income on non-securitized earning assets	2,880	31,115	73,075	18,974	65,275	191,319
Provision for loan losses	(18,542)	—	(9,687)	(47,711)	(18,409)	(94,349)
Net interest income (expense), fees and related income on non-securitized earning assets	(39,827)	30,631	63,297	30,868	46,692	131,661
Other operating income:
Fees and related income (loss) on securitized earning assets	(546,066)	—	—	—	—	(546,066)
Servicing income	104,374	—	—	607	—	104,981
Ancillary and interchange revenues	17,528	389	—	—	—	17,917
Gain on extinguishment of debt	1,421	—	—	—	—	1,421
Gain on buy-out of equity method investee members	20,990	—	—	—	—	20,990
Equity in loss of equity-method investees	(16,881)	—	—	—	—	(16,881)
Total other operating income	(418,634)	389	—	607	—	(417,638)
Total other operating expense	(247,612)	(32,206)	(71,196)	(57,856)	(30,320)	(439,190)
(Loss) income from continuing operations before income taxes	$(706,073)	$(1,186)	$(7,899)	$(26,381)	$16,372	$(725,167)
Loss from discontinued operations before income taxes	$—	$—	$(6,599)	$—	$—	$(6,599)
Noncontrolling interests	$13,844	$71	$—	$—	$(3,454)	$10,461
Securitized earning assets	$36,514	$—	$—	$—	$—	$36,514
Non-securitized earning assets, net	$57,871	$29,669	$34,009	$214,439	$23,976	$359,964
Total loans and fees receivable carried at net realizable value, gross	$17,948	$—	$41,011	$268,326	$34,027	$361,312
Total loans and fees receivable carried at net realizable value, net	$12,943	$—	$34,009	$214,439	$23,976	$285,367
Total assets	$336,245	$30,634	$76,099	$248,943	$56,911	$748,832
Notes payable	$1,044	$4,882	$—	$158,442	$—	$164,368

Year Ended December 31, 2008	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Internet Micro-Loans	Total
Interest income:
Consumer loans, including past due fees	$3,823	$—	$—	$89,095	$—	$92,918
Other	4,123	259	28	659	2	5,071
Total interest income	7,946	259	28	89,754	2	97,989
Interest expense	(35,128)	(90)	—	(16,636)	(1,024)	(52,878)
Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	(27,182)	169	28	73,118	(1,022)	45,111
Fees and related income on non-securitized earning assets	5,066	38,816	69,790	33,183	42,623	189,478
Provision for loan losses	(2,762)	—	(10,750)	(41,480)	(15,619)	(70,611)
Net interest income (expense), fees and related income on non-securitized earning assets	(24,878)	38,985	59,068	64,821	25,982	163,978
Other operating income:
Fees and related income (loss) on securitized earning assets	(107,034)	—	—	—	—	(107,034)
Servicing income	181,502	—	—	381	—	181,883
Ancillary and interchange revenues	54,652	631	—	—	—	55,283
Gain on extinguishment of debt	61,671	—	—	—	—	61,671
Equity in income of equity-method investees	22,319	—	—	—	—	22,319
Total other operating income	213,110	631	—	381	—	214,122
Total other operating expense	(365,976)	(27,214)	(50,104)	(110,001)	(26,357)	(579,652)
(Loss) income from continuing operations before income taxes	$(177,744)	$12,402	$8,964	$(44,799)	$(375)	$(201,552)
Loss from discontinued operations before income taxes	$—	$—	$(7,811)	$—	$(1,246)	$(9,057)
Noncontrolling interests	$2,985	$(744)	$—	$—	$(96)	$2,145
Securitized earning assets	$813,793	$—	$—	$—	$—	$813,793
Non-securitized earning assets, net	$4,236	$48,652	$33,597	$291,559	$15,044	$393,088
Loans and fees receivable carried at net realizable value, gross	$712	$—	$40,099	$359,662	$20,771	$421,244
Loans and fees receivable carried at net realizable value, net	$534	$—	$33,597	$291,559	$15,044	$340,734
Total assets	$961,428	$59,850	$99,175	$342,465	$62,193	$1,525,111
Notes payable	$3,957	$4,125	$—	$180,913	$10,944	$199,939

5.         Shareholders’ Equity

Retired Shares

In 2008, we received 2,026,881 of shares as a return to us of shares we had previously lent. During 2009, an additional 1,398,681 shares were returned to us.  All returned shares are excluded from our outstanding share counts. As of December 31, 2009, we had 2,252,388 loaned shares outstanding.

Treasury Stock

During 2008, our Board of Directors authorized a program to repurchase up to an additional 10 million shares of our outstanding common stock through June 2010; this program is a successor program to others that have been in place over the past several years with similar authorizations for share repurchases. Under the plan, we may repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines.

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 152,991 during 2009 and 207,125 during 2008 at gross costs of $2.7 million and $3.7 million, respectively, in satisfaction of option exercises and share vestings under our restricted stock plan. We also effectively purchased shares totaling 45,509 during 2009 and 58,013 during 2008 at gross costs of $0.1 million and $0.6 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

6.          Investments in Equity-Method Investees

We (generally through one or more of our wholly owned subsidiaries) have made several acquisitions for which we account using the equity-method of accounting.  Our equity-method investments outstanding at December 31, 2009 were:

•
Our January 2005 purchase of a 47.5% interest in a joint venture for $10.9 million, including transaction costs—such joint venture being formed to purchase $376.3 million (face amount) in credit card receivables; and

•
Our fourth quarter 2004 purchase of a 33.3% interest in a joint venture (“Transistor”) for $48.3 million, including transaction costs—such joint venture being formed to purchase a portfolio of credit card receivables ($996.5 million face amount) from Fleet Bank (RI), National Association, a portfolio which Transistor subsequently securitized in exchange for a subordinated interest in a trust.

Additionally, in May 2009, we recognized a gain of $21.0 million that is separately classified on our consolidated statement of operations associated with our buy-out of the remaining members of our then-longest standing equity-method investee, CSG (which was formed in July 2002 to acquire retained interests in a securitization that included $1.2 billion in credit card receivables originated by Providian Financial Corporation). Subsequent to this buy-out event, we have included the operations of this former equity-method investee and its underlying assets and liabilities within our consolidated results of operations and consolidated balance sheet items, as opposed to the income from equity-method investees and investment in equity-method investee categories.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including December 31, 2008 balance sheet data and results of operations data associated with CSG while we held it in equity-method investee form prior to our buy-out of its other members):

	As of December 31,
	2009	2008
Securitized earning assets	$35,844	$116,510
Non-securitized earning assets, net	$—	$—
Total assets	$38,332	$118,962
Total liabilities	$1,319	$1,967
Members’ capital	$37,013	$116,995

	For the Year Ended December 31,
	2009	2008
Net interest income, fees and related income on non-securitized earning assets	$5	$2
Fees and related income on securitized earning assets	$(50,839)	$44,438
Total other operating income	$(46,670)	$53,048
Net income	$(42,122)	$49,464

7.          Goodwill and Intangible Assets

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

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loan operations, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $3.5 million impairment loss that is reported within loss from discontinued operations in the third quarter of 2009. In connection with this reallocation, we performed a valuation analysis with respect to the remaining goodwill associated with our continuing Retail Micro-Loans segment operations based on current internal projections of residual cash flows and existing market data supporting valuation prices of similar companies; this analysis yielded an additional $20.0 million goodwill impairment charge associated with these continuing operations that is reflected within our consolidated statement of operations for the year ended December 31, 2009.

In April 2007, we acquired 95% of the outstanding shares of MEM, our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.3 million) in cash. Under the original purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights and in exchange grant the sellers a 22.5% ownership interest in the entity.  The settlement of the contingent earn-out resulted in a re-measurement of the carrying value of our investment in MEM and additional goodwill of $5.6 million.

  In connection with our first quarter 2008 decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Texas operations, thereby resulting in a $1.1 million impairment loss that is reported within loss from discontinued operations in 2008. This valuation analysis was based on then-current internal projections and then-existing market data supporting valuation prices of similar companies.  Additionally, based on September 2008 amendments to financing facilities within one of our Auto Finance segment’s reporting units, we determined that the then-carrying amount of this reporting unit more likely than not exceeded its fair value. We reassessed the carrying value of the reporting unit’s goodwill, determined that the current fair value would not support the stated goodwill balance and recorded a third quarter 2008 goodwill impairment loss of $29.2 million. Lastly, in our 2008 annual goodwill impairment testing for JRAS, we determined that the total goodwill balance of $1.7 million was impaired, and we wrote it off in that period. These valuation analyses were based on then current internal projections and existing market data supporting valuation prices of similar companies.

Changes (in thousands) in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, respectively, by reportable segment are as follows:

	Retail Micro- Loans	Auto Finance	Internet Micro-Loans	Consolidated
Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169
Impairment loss	(1,132)	(30,868)	—	(32,000)
Foreign currency translation	—	—	(6,040)	(6,040)
Balance as of December 31, 2008	43,214	—	15,915	59,129
Goodwill related to settlement of contingent performance-related earn-out	—	—	5,553	5,553
Impairment loss	(23,483)	—	—	(23,483)
Foreign currency translation	—	—	2,223	2,223
Balance as of December 31, 2009	$19,731	$—	$23,691	$43,422

Intangible Assets

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loans operations, we allocated intangible assets that we determined had an indefinite benefit period between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $0.2 million impairment loss that is reported within loss from discontinued operations in 2009. This valuation analysis was based on current internal projections of residual cash flows and existing market data supporting valuation prices of similar companies.  During 2008, we charged off $1.3 million of dealer relationship intangibles, such amount representing a subset of our larger dealer relationship intangibles asset that is being amortized over a three-year period following our acquisition of this asset.

We had $2.1 million and $2.3 million of remaining intangible assets that we determined had an indefinite benefit period as of December 31, 2009 and 2008, respectively. The net unamortized carrying amount of intangible assets subject to amortization was $0.7 million and $2.2 million as of December 31, 2009 and 2008, respectively. Intangible asset-related amortization expense was $1.6 million and $3.7 million for the years ended December 31, 2009 and 2008, respectively.

Estimated future amortization expense (in thousands) associated with intangible assets is as follows:

2010	$415
2011	265
Total	$680

8.         Securitizations and Structured Financings

As of both December 31, 2009 and 2008, most of our credit card receivables were held by off-balance-sheet securitization trusts. As noted previously, we refer in our notes to our consolidated financial statements to transfers of financial assets to off-balance-sheet securitization trusts as “securitizations,” as contrasted with our use of the term “structured financings” to refer to non-recourse, on-balance-sheet asset-backed debt financings.

 Securitizations

We have securitized certain credit card receivables that we have purchased through both our third-party financial institution relationships and our portfolio acquisition activities. Our credit card receivables securitization transactions do not affect the relationship we have with our customers, and we continue to service the securitized credit card receivables. Our ownership of retained interests in our securitized credit card receivables, the guarantee and note purchase agreements with respect to securitizations of acquired credit card receivables portfolios as described in Note 14, “Commitments and Contingencies,” and our obligation to service securitized receivables represent our only continuing involvement with our securitized credit card receivables.

Applicable accounting literature has in the past required us to treat our credit card receivables transfers to securitization trusts as sales and to remove the receivables from our consolidated balance sheets. Under this guidance, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

1.	The transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors.

2.
Each transferee has the right to pledge or exchange the assets it has received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor.

3.
The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

In December 2009 and although not required to do so contractually, we received investor consent to repay the only remaining investor with an outside third-party interest in our lower-tier originated portfolio master trust. According to applicable accounting guidance (including that concerning a fair value option election we previously made with respect to the receivables underlying this trust), we reconsolidated those receivables onto our consolidated balance sheet and recorded them at fair value because we became the sole beneficiary of the trust’s cash flows.  As such, subsequent to their reconsolidation, the receivables and the related fees on the credit cards are no longer included within the securitization data presented herein, but instead are included respectively within loans and fees receivable, at fair value, on our consolidated balance sheet and within consumer loans, including past due fees and fees and related income on non-securitized earning assets on our consolidated statement of operations.

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the Year Ended December 31,
	2009	2008
Gross amount of receivables securitized at year end	$1,318,976	$2,643,079
Proceeds from new transfers of financial assets to securitization trusts	$434,299	$1,322,993
Proceeds from collections reinvested in revolving-period securitizations	$415,543	$1,361,665
Excess cash flows received on retained interests	$88,655	$163,446
Securitization gains	$113,961	$—
Loss on retained interests in credit card receivables securitized	(676,236)	(135,561)
Fees on securitized receivables	16,209	28,527
Total loss on securitized earning assets	$(546,066)	$(107,034)

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

In the event of early amortization of the facilities within a securitization trust, the cash flows generally are distributed to the servicer in the amounts of its contractually negotiated servicing fees, to the investors as interest on their outstanding notes and to the investors to repay their outstanding notes. As such, upon early amortization of securitization facilities, a holder of residual interests in a securitization trust does not receive cash flows from the securitization trust to fund new cardholder purchases or as payments on its retained interests. In the third quarter of 2009, we concluded, based on worsening collections on the receivables underlying our upper and lower-tier originated portfolio master trusts, that a buyer of our residual interests in the securitization trusts would likely discount the price that they would pay for the residual interests to reflect the risk that the securitization facilities could soon enter early amortization status. This risk ultimately was borne out in January 2010 for the securitization facility underlying of our upper-tier originated portfolio master trust, and our December 31, 2009 calculation of the fair value of our retained interests in this trust reflects the securitization facility’s early amortization status (i.e., under which our receipt of cash flows is delayed materially until the facility is completely repaid). Our recognition of our upper-tier originated portfolio master trust’s securitization facility’s early amortization potential and status, respectively, in our September 30, 2009 and December 31, 2009 fair value computations (especially when coupled with worsening cardholder payment performance expectations) caused a material decline in the fair value of our retained interests in credit card receivables securitized in the third and fourth quarters of 2009. (With our previously mentioned repayment of the securitization facility underlying our lower-tier originated portfolio master trust in December 2009, our September 30, 2009 early amortization assumption with respect to that facility is no longer relevant as we no longer hold retained interests in that trust at December 31, 2009.)

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

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	As of December 31,
	2009	2008
I/O strip	$—	$132,360
Accrued interest and fees	—	22,723
Net servicing liability	(15,458)	(10,670)
Amounts due from securitization	1,570	12,369
Fair value of retained interests	52,396	659,156
Issuing bank partner continuing interests	(1,994)	(2,145)
Securitized earning assets	$36,514	$813,793

The I/O strip reflects the fair value of our rights to future income from securitizations arranged by us and includes certain credit enhancements. Accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we have securitized. For those securitization trusts with securitization facilities that have entered either early or planned amortization status (which is now the case for all our securitization trusts), we include the total fair value of our residual interests within the fair value of retained interest line item as of December 31, 2009 (i.e., with no segregated break-out of I/O strip fair value or accrued interest and fee balances). Amounts due from securitization represent cash flows that are distributable to us from the prior month’s cash flows within each securitization trust; we generally expect to receive these amounts within 30 days from the close of each respective month. Lastly, we measure retained interests at fair value as set forth within the fair value of retained interests category in the above table.

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

Reflected within servicing income on our consolidated statements of operations are servicing income (fees) we have received from both our securitization trusts and equity-method investees that have contracted with us to service their assets. The servicing fees received exclusively from our securitization trusts were $89.1 million and $154.8 million for the years ended December 31, 2009 and 2008, respectively. Changes in our net servicing liability for each financial reporting period presented are summarized (in millions) in the following table:
	For the Year Ended December 31,
	2009	2008
Net servicing liability at beginning of period	$10.7	$22.8
Changes in fair value of net servicing liability due to changes in valuations inputs, including receivables levels within securitization trusts, length of servicing period, servicing costs and changes in servicing compensation rates (including an assumed 0.0% servicing compensation rate once debt holders have been repaid in an early amortization scenario that we first used in our retained interests fair value computations in the third quarter of 2009)	4.8	(12.1)
Balance at end of period	$15.5	$10.7

Changes in any of the assumptions used to value our retained interests in our securitizations can materially affect our fair value estimates. Case in point is our assumption change made in the third quarter of 2009, wherein we concluded that a buyer of the residual interests in our upper and lower-tier originated portfolio master trusts would likely discount its purchase price for such residual interests to reflect the subsequently borne out risks that the securitization facilities underlying such trusts could soon enter early amortization status, thereby significantly delaying the buyer’s receipt of cash upon a purchase of such residual interests until all underlying securitization facilities were completely repaid. Other key assumptions we have used to estimate the fair value of our retained interests in the credit card receivables securitized are presented (as weighted averages) below:
	As of December 31,
	2009	2008
Net collected yield (annualized)	31.3%	38.7%
Principal payment rate (monthly)	2.2%	4.2%
Expected principal credit loss rate (annualized)	27.2%	20.8%
Residual cash flows discount rate	18.8%	22.6%
Servicing liability discount rate	14.0%	14.0%
Life (in months) of securitized credit card receivables	45.5	23.8

All of the above assumptions for the year ended December 31, 2009 are impacted to varying degrees by the removal of our residual interests in the lower-tier originated portfolio master trust from all of the weighted average computations subsequent to our December 2009 repayment of the trust’s remaining outstanding securitization facilities.  The trending decrease in our net collected yield and principal payment rates is a product of both (1) a general decline in payments being made by consumers and the expectation that this trend will continue and (2) the removal of our lower-tier originated portfolio master trust residual interests from these weighted average calculations. Also contributing to trending lower net collected yield assumptions are (1) the adverse effects of recent account closure actions for substantially all remaining credit card accounts on annual, monthly maintenance and certain other recurring types of credit card fees associated with open credit card accounts, (2) fee credit programs we have used at increasing levels to encourage consumers to make payments at higher levels within a distressed economy and (3) elevated late stage delinquencies and the expectation that these delinquencies will continue (i.e., as we do not assess fees and finance charge billings for credit card receivables in the later stages of delinquency).  The increase in the expected principal credit loss rate at December 31, 2009 relative to December 31, 2008 reflects increased expected charge offs as a result of recent account closure actions and a significantly worsening employment outlook, but also reflects the removal of our lower-tier originated portfolio master trust residual interests from the weighted average calculations. Because principal receivables comprise a smaller percentage of total receivables for our lower-tier credit card accounts than for the other credit card accounts that we manage, the removal of our lower-tier credit card receivables from the calculations contributed to an increased weighted expected principal credit loss rate assumption.

Our retained interests valuation models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, with lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns, and with higher levels of collateral enhancement (and hence lower investment risk), investors in securitization structure residual interests will require lower investment returns. The decline in the December 31, 2009 residual cash flows discount rate relative to December 31, 2008 reflects (1) a narrowing of market interest rate spreads above the one-month LIBOR interest rate index applicable in most of our securitizations between these two dates, (2) our recent experiences (as we have collaborated with other market participants on potential portfolio purchase opportunities) with respect to the levels of returns on equity that market participants desire to achieve in transactions (which have dropped relative to December 31, 2008 levels), and (3) excess levels of collateral enhancement that build up fairly rapidly over the coming months given the early and planned amortization status of our securitization facilities at December 31, 2009 (such levels of excess collateral enhancement not being built up in December 31, 2008 residual cash flows discount rate computations as there was not an early amortization scenario explicitly provided for in December 31, 2008 fair value computations).

The following illustrates the hypothetical effect on the December 31, 2009 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key quantitative valuation assumptions:

Assumptions and Valuation Effects of Changes Thereto
Net collected yield (annualized)	31.3%
Impact on fair value of 10% adverse change	$(15,816)
Impact on fair value of 20% adverse change	$(26,928)
Payment rate (monthly)	2.2%
Impact on fair value of 10% adverse change	$(19,620)
Impact on fair value of 20% adverse change	$(33,699)
Expected principal credit loss rate (annualized)	27.2%
Impact on fair value of 10% adverse change	$(16,981)
Impact on fair value of 20% adverse change	$(29,695)
Residual cash flows discount rate	18.8%
Impact on fair value of 10% adverse change	$(4,942)
Impact on fair value of 20% adverse change	$(9,349)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(602)
Impact on fair value of 20% adverse change	$(1,171)

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

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables we have securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not our assets. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations.  These figures include the results of our lower-tier credit cards prior to their re-consolidation in the fourth quarter of 2009.
	As of December 31,
	2009	2008
Total managed principal balance	$1,194,946	$2,157,626
Total managed finance charge and fee balance	124,030	485,453
Total managed receivables	1,318,976	2,643,079
Cash collateral at trust and amounts due from QSPEs	20,349	125,051
Total assets held by QSPEs	1,339,325	2,768,130
QSPE-issued notes to which we are subordinated	(1,043,476)	(1,728,996)
Face amount of residual interests in securitizations	$295,849	$1,039,134
Receivables delinquent—60 or more days	$187,610	$458,795
Net charge offs during each year	$543,538	$559,261

Data in the above table are aggregated from the various QSPEs that underlie our securitizations. QSPE-issued notes (in millions) to which we are subordinated within our various securitization structures historically have been our most significant source of liquidity and include the following:

	As of December 31,
	2009	2008
Six-year term securitization facility (expiring October 2010) issued out of our upper-tier originated portfolio master trust (1)	$—	$264.0
Two-year variable funding securitization facility with renewal options (expiring January 2010) issued out of our upper-tier originated portfolio master trust	750.0	370.0
Five-year term securitization facility (which was repaid September 30, 2009) issued out of our upper-tier originated portfolio master trust	—	286.6
Two-year variable funding securitization facility (which was repaid December 2009) issued out of our lower-tier originated portfolio master trust	—	260.5
Two-year amortizing securitization facility (repaid upon expiration in December 2009) issued out of our lower-tier originated portfolio master trust	—	137.5
Multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired in 2004 and 2005, respectively	7.6	16.4
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust	247.7	310.3
Ten-year amortizing term securitization facility issued out of a trust underlying one of our portfolio acquisitions (expiring January 2014)	38.2	83.7
Total QSPE-issued notes to which we are subordinated	$1,043.5	$1,729.0

1) In the third quarter of 2009, we purchased all of the notes associated with our six-year term securitization facility that had been issued to a third party out of our upper-tier originated portfolio master trust, and these notes were subsequently cancelled.

Because we hold residual retained interests in our securitization trusts, we remain subject to largely the same types and levels of risks to which we would be subject if we did not transfer our credit card receivables to our securitization trusts. These risks include:  interest rate risks; payment, default and charge-off risks; regulatory risks related to the origination and servicing of the receivables; credit card fraud risks; risks associated with employment base and infrastructure that we maintain for servicing the receivables; and risks associated with the availability of funding for and cost of funding the securitizations. As securitization facility notes mature, there can be no assurance that they will be renewed or replaced on terms as favorable as their current terms or at all. Moreover, adverse developments in one or more of the factors underlying these above-denoted risks can lead to (and has in fact led to) early amortization of the outstanding series of notes issued by our securitization trusts.

Except as described below or as set forth in Note 14, “Commitments and Contingencies,” concerning guarantee agreements and note purchase agreements associated with our securitization of certain acquired credit card receivables portfolios, we have no explicit or implicit arrangements under which we have provided or could be called upon to provide financial support to our securitization trusts or their beneficiaries, and there are no events or circumstances that could expose us to losses in excess of the carrying amounts of our retained interests. However, as servicer for the receivables held in our securitization trusts, we have significant continuing involvement in overseeing the receivables and their collection, and we perform a variety of functions that benefit our securitization trusts (and their beneficiaries, including our transferor subsidiaries). We incur significant costs associated with this continuing involvement (costs that are reflected in the determination of our net servicing liability in cases where we do not receive adequate compensation for our servicing obligations).

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

Structured Financings

Beyond the securitizations discussed above, we have entered into certain non-recourse, asset-backed structured financing transactions within our Auto Finance and Investments in Previously Charged-Off Receivables segments. We consolidate the assets (auto finance receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, net, on our consolidated balance sheets, and investments in previously charged-off receivables) and debt (classified within notes payable and other borrowings on our consolidated balance sheets) associated with these structured financings on our balance sheet because the transactions do not meet the legal isolation and other off-balance-sheet securitization criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. Structured financing notes outstanding, the carrying amount of the auto finance receivables and investments in previously charged-off receivables that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific auto finance receivables or investments in previously charged-off receivables underlying each respective facility and cannot look to our general credit for repayment), and the maximum exposure to loss (which represents the carrying amount of the pledged auto finance receivables and investments in previously charged-off receivables minus the non-recourse notes) are scheduled (in millions) as follows:

	As of December 31,
	2009	2008
Carrying amount of auto finance receivables and investments in previously charged-off receivables underlying structured financings	$218.5	$340.6
Structured financing notes secured by $3.5 million and $5.4 million carrying amount of investments in previously charged-off receivables at December 31, 2009 and 2008, respectively	(4.9)	(4.1)
Structured financing notes secured by $51.4 million and $64.0 million carrying amount of CAR Financial Services (“CAR”) auto finance receivables at December 31, 2009 and 2008, respectively	(31.0)	(37.0)
Structured financing notes secured by $47.5 million and $56.4 million carrying amount of JRAS auto finance receivables at December 31, 2009 and 2008, respectively	(26.8)	(27.1)
Structured financing notes secured by $116.0 million and $200.5 million carrying amount of ACC auto finance receivables at December 31, 2009 and 2008, respectively	(99.2)	(115.1)
Maximum exposure to loss under structured financings	$56.6	$157.3

Much like with our credit card securitizations, there is a waterfall within these structured financings that provides for a priority distribution of cash flows to us to service the underlying auto finance receivables and investments in previously charged-off receivables (cash flows that we consider adequate to meet our costs of servicing these assets), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The $99.2 million facility in the above table is secured by auto finance receivables with a carrying amount of $116.0 million at December 31, 2009; this particular facility is amortizing down along with collections of the underlying auto finance receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under this facility. For the other facilities listed in the above table, however, our failure at any time to meet the various covenants within the structured financings could cause early repayment of the facilities.

The $26.8 million JRAS facility matured as scheduled in January 2010 and although our JRAS subsidiary was in violation of the covenants underlying this facility at December 31, 2009, the lender has not pursued default remedies against JRAS at this time (although it has preserved all of its rights to do so), and we are in active discussions with the lender to provide for a modification of the covenants underlying the facility and to extend the payment terms of the facility. At risk as a result of the JRAS situation is approximately $20.7 million of our consolidated total equity at December 31, 2009 that is represented by our investment in JRAS.

Beyond our role as servicer of the underlying assets within these structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

See Note 12, “Notes Payable and Other Borrowings,” for a detail of all notes payable and other borrowings, including these structured financings.

9.         Fair Values of Assets

  In February 2007, the FASB issued new accounting guidance, which allows companies to elect to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. The new accounting guidance was effective for fiscal years beginning after November 15, 2007, and we adopted this statement with respect to our securitized earning assets (and their underlying credit card receivables) effective January 1, 2008.

  In January 2008, we adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The guidance applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and their related interpretive accounting pronouncements, and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the Statement. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2009 by fair value hierarchy:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$569	$—	$—	$569
Loans and fees receivable, at fair value	$—	$—	$42,299	$42,299
Securitized earning assets	$—	$—	$36,514	$36,514

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for 2009:

	2009
	Investment Securities—Trading	Loans and Fees Receivable, at Fair Value	Securitized Earning Assets	Total
Beginning balance	$—	$—	$813,793	$813,793
Total gains (losses)—realized/unrealized:
Net revaluations of/additions to retained interests (reported within loss on securitized earning assets)	—	—	(90,895)	(90,895)
Net revaluations of loans and fees receivable (reported within fees and related income on non-securitized earning assets)	—	(1,112)	—	(1,112)
Purchases, issuances, and settlements, net	—	43,411	(686,384)	(642,973)
Net transfers in and/or out of Level 3	—	—	—	—
Ending balance	$—	$42,299	$36,514	$78,813

	2009
	Non-securitized Earning Assets, Net	Securitized Earning Assets	Total
Total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at year end	$(1,112)	$(90,895)	$(92,007)

The unrealized losses for assets and liabilities within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 assets and liabilities.

Net Revaluation of Retained Interests. We record the net revaluation of retained interests in the loss on securitized earning assets category in our consolidated statements of operations, specifically as loss on retained interests in credit card receivables securitized. The net revaluation of retained interests includes revaluations of our I/O strip, accrued interest and fees, servicing liabilities associated with our residual interests, amounts due from securitization, residual interests and issuing bank partner continuing interests. We estimate the present value of future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds and discount rates.

Net Revaluation of Loans and Fees Receivable. We record the net revaluation of loans and fees receivable in the changes in fair value of loans and fees receivable recorded at fair value line item within the fees and related income on non-securitized earning assets category of our consolidated statements of operations. The net revaluation of loans and fees receivable is based on the present value of future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, servicing costs and discount rates.

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

We were required to make such a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the second quarter of 2009 and in first quarter of 2008 with our decisions to discontinue that segment’s Arkansas and Texas operations, respectively.  We estimated the fair value of those assets using Level 3 inputs, specifically discounted cash flow projections reflecting our best estimate of what third-party market participants would use in determining fair value, including estimates of yield, default rates, same-store growth (or liquidation) rates and payment rates. We recorded within loss from discontinued operations a non-cash goodwill impairment charge of $3.5 million and $1.1 million in second quarter of 2009 and the first quarter of 2008, respectively. We also recorded a $20.0 million goodwill impairment charge associated with our continuing Retail Micro-Loans segment operations in the second quarter of 2009.

 For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2009 by fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets:
Goodwill	$—	$—	$43,422	$43,422
Intangibles, net	$—	$—	$2,816	$2,816

10.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:
	As of December 31,
	2009	2008
Software	$92,326	$87,020
Furniture and fixtures	18,558	20,415
Data processing and telephone equipment	85,145	84,574
Leasehold improvements	34,681	35,226
Vehicles	960	1,167
Buildings	1,008	1,008
Land	2,456	2,456
Other	381	649
Total cost	235,515	232,515
Less accumulated depreciation	(203,252)	(184,218)
Property, net	$32,263	$48,297

As of December 31, 2009, the weighted-average remaining depreciable life of our depreciable property was 6.3 years.

11.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense associated with these operating leases was $20.4 million (including $0.0 million of lease termination and impairment expense) and $31.7 million (including $5.5 million of lease termination and impairment expense) for 2009 and 2008, respectively. During the fourth quarter of 2006, we entered into a 15-year lease for 411,125 square feet, 183,461 square feet of which we subleased in the second quarter of 2008 and the remainder of which houses our corporate offices and certain Atlanta-based call center operations. The 2008 sublease resulted in an impairment charge of $5.5 million. Construction of this new space began in January 2007, and we moved into the new building in June 2007. In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. Upon the expiration of a lease facility in Peachtree City, Georgia during the third quarter of 2009, the operations associated with our Retail Micro-Loans segment were relocated to our Atlanta corporate offices.  As of December 31, 2009, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2010	$25,542	$(6,172)	$19,370
2011	19,521	(6,219)	13,302
2012	14,645	(4,569)	10,076
2013	13,138	(4,595)	8,543
2014	12,238	(4,622)	7,616
Thereafter	84,889	(38,630)	46,259
Total	$169,973	$(64,807)	$105,166

In addition, we lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2009, the future minimum commitments (in thousands) for all non-cancelable capital leases with initial or remaining terms of more than one year are as follows:

	Note	Interest	Gross
2010	$873	$50	$923
2011	170	5	175
2012	16	1	17
2013	8	—	8
	$1,067	$56	$1,123

12.	Notes Payable and Other Borrowings

Notes payable consists of the following (in millions) as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Structured financings within our Auto Finance segment, average rate of 6.8% at December 31, 2008 (repaid in September 2009)	$—	$152.1
Third-party amortizing debt facility of ACC Auto Finance segment receivables, stated rate of 15.0% (effective rate of 20.6%) at December 31, 2009	99.2	—
Third-party revolving line of credit of CAR Auto Finance segment receivables, rate of 4.7%, payable in six straight-line monthly level payments from June 2011 to November 2011	31.0	—
Third-party financing of JRAS Auto Finance segment receivables, rate of 9.5%, due January 2010	26.8	27.1
Third-party financing of JRAS Auto Finance segment inventory, average rate of 24.0%, due January 2010	1.4	1.8
Vendor-financed software and equipment acquisitions, average rate of 5.5% at December 31, 2009, payable to 2010 through 2013	1.1	3.9
MEM secured debt, average rate of 4.1% at December 31, 2008, payable upon demand (repaid in December 2009)	—	7.2
MEM secured debt, average rate of 3.1% at December 31, 2008, payable through 2009 (repaid in December 2009)	—	3.3
MEM subordinated debt, rate of 9% at December 31, 2008, payable through 2009	—	0.4
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, rate of 12%, payable through 2011	4.9	4.1
Total notes payable	$164.4	$199.9

The scheduled maturities of our notes payable are $28.2 million in 2010, $37.0 million in 2011 and $99.2 million thereafter.

During the third quarter of 2009, we repaid $81.1 million of CAR and ACC notes payable within our Auto Finance segment as we were not able to reach satisfactory terms to renew or replace these debt facilities. In November 2009, an additional ACC Auto Finance segment debt facility scheduled above was repaid, and the collateral underlying that facility was then combined with other ACC Auto Finance segment collateral and pledged against a new amortizing $103.5 million debt facility, the terms of which do not require any accelerated or bullet repayment obligation by us. This facility includes a stated interest rate of 15.0% and provides for the sharing of residual cash flows subsequent to the debt repayment. Under applicable accounting guidance, we estimated the timing and extent of these future cash flows and we will accrete the additional payment as a charge to interest expense over the anticipated payment period. We currently estimate that this additional payment will total $5.8 million resulting in an effective interest rate paid under the facility of 20.6%.

In December 2009, our CAR auto finance operations entered into a $50 million revolving line of credit.  This facility includes a stated interest rate of 4.7% and is secured by the receivables associated by our CAR auto finance operations; it amortizes down in six level monthly required payments beginning in June 2011.

 The $26.8 million JRAS facility matured as scheduled in January 2010 and although our JRAS subsidiary was in violation of the covenants underlying this facility at December 31, 2009, the lender has not pursued default remedies against JRAS at this time (although it has preserved all of its rights to do so), and we are in active discussions with the lender to provide for a modification of the covenants underlying the facility and to extend the payment terms of the facility. Notwithstanding these efforts, the loan is currently callable and there can be no assurance that we will not be required to repay the facility in the near term; if the lender decides to subject this loan to immediate repayment, we would be required to repay the outstanding loan balance in full or could be forced to surrender the loan and fee receivables serving as collateral for the loan. As of December 31, 2009 the maximum exposure to loss under this structured financing was $20.7 million.

With the exception of our JRAS facility mentioned above, we are in compliance with the covenants underlying our various notes payable.

13.           Convertible Senior Notes

3.625% Convertible Senior Notes Due 2025

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. The outstanding balances of these notes (net of repurchases since the issuance dates) are reflected within our convertible senior notes balance on our consolidated balance sheets. In 2009 and 2008, we repurchased $1.3 million and $18.2 million, respectively, in face amount of these notes. The purchase price for these notes totaled $0.5 million and $7.6 million (including accrued interest) and resulted in an aggregate gain of $0.7 million and $7.1 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases) in 2009 and 2008, respectively.

During certain periods and subject to certain conditions (and as adjusted based on our December 31, 2009 dividend payment), the remaining $230.5 million of outstanding notes as of December 31, 2009 will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 26.9108 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $37.16 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 26.9108 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation should it arise. We may redeem the notes at our election commencing May 30, 2009 if certain conditions are met. In addition, holders of the notes may require us to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events. Beginning with the six-month period commencing on May 30, 2012, we will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level.

5.875% Convertible Senior Notes Due 2035

In November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. These notes are reflected within our convertible senior notes balance on our consolidated balance sheets. In 2009 and 2008, we repurchased $2.0 million and $141.9 million, respectively, in face amount of these notes. The purchase price for these notes totaled $0.6 million and $39.6 million (including accrued interest) and resulted in an aggregate gain of $0.7 million and $54.6 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases) in 2009 and 2008, respectively.

During certain periods and subject to certain conditions  (and as adjusted based on our December 31, 2009 dividend payment), the remaining $156.0 million of outstanding notes as of December 31, 2009 will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 22.1149 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $45.22 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 22.1149 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% convertible senior notes should they arise. Beginning with the six-month period commencing on January 30, 2009, we could pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the 2035 convertible senior notes offering, we entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock in exchange for a loan fee of $0.001 per share. BSIL is required to return the loaned shares to us at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events. BSIL has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  In 2009 and 2008, 1,398,681 and 2,026,881, respectively of these lent shares were returned to us and retired.

We analogize the share lending agreement to a prepaid forward contract, which we have evaluated under applicable accounting guidance. We determined that the instrument was not a derivative in its entirety and that the embedded derivative would not require separate accounting. The net effect on shareholders’ equity of the shares lent pursuant to the share lending agreement, which includes our requirement to lend the shares and the counterparties’ requirement to return the shares, is the fee received upon our lending of the shares. As mentioned in the Recent Accounting Pronouncements section above, in June 2008, the FASB ratified a consensus reached by the EITF on the determination of whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. After considering these new rules, we re-affirmed our conclusion reached in 2005 that we are not required to bifurcate and separately account for any of the embedded features within our convertible senior notes. We have also considered new rules (also addressed in the above Recent Accounting Pronouncements discussion) that are effective for us in 2010 with respect to our share lending agreement, and we do not believe that these new rules will result in any material change to our consolidated financial position, consolidated results of operations, or earnings per share measurements. Moreover, these new rules validate our prior accounting conclusions that the shares of common stock subject to the share lending agreement are excluded from our earnings per share calculations.

Accounting Change

Upon our January 1, 2009 required adoption of new accounting rules for Instrument C convertible notes (a classification applicable to our convertible senior notes), we (1) reclassified a portion of our outstanding convertible senior notes to additional paid-in capital, (2) established a discount to the face amount of the notes as previously reflected on our consolidated balance sheets, (3) created a deferred tax liability related to the discount on the notes, and (4) reclassified out of our originally reported deferred loan costs and into additional paid-in capital the portion of those costs considered under the new rules to have been associated with the equity component of the convertible senior notes issuances. We are amortizing the discount to the face amount of the notes to interest expense over the expected life of the notes, and this will result in a corresponding release of our associated deferred tax liability. Total amortization for the years ended December 31, 2009 and 2008 (under retrospective application) totaled $10.2 million and $10.1 million, respectively. We will amortize the remaining discount at December 31, 2009 to interest expense over the expected term of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes after giving effect to both our required adoption of the new Instrument C rules upon their January 1, 2009 effective date and our retrospective application of the rules to prior presented financial reporting periods:
	As of December 31,
	2009	2008
Face amount of outstanding convertible senior notes	$386,551	$389,851
Discount	(78,978)	(90,017)
Net carrying value	$307,573	$299,834
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

2010 Repurchase Activity

Under the terms of a tender offer for the repurchase of both series of our convertible senior notes, in March 2010 we repurchased $24.7 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $12.6 million and $5.5 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes.

14.         Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., CompuCredit Corporation’s) commitments of $78.6 million at December 31, 2009 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of amounts we can fund through our securitization facilities. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time, which we have now done with respect to substantially all of our outstanding cardholder accounts.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, CompuCredit Corporation has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by its subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2009, neither CompuCredit Corporation nor any of its subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. CompuCredit Corporation’s guarantee is limited to its respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of December 31, 2009, the maximum aggregate amount of CompuCredit Corporation’s collective guarantees and direct purchase obligations related to all of its subsidiaries and equity-method investees was $72.0 million—a decrease from $152.0 million at December 31, 2008 as a result of further account actions and declines in our liquidating credit card receivables portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases decline along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of CompuCredit Corporation’s affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect combined payments and charge offs to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

CompuCredit Corporation’s third-party originating financial institution relationships require security for its purchases of their credit card receivables, and CompuCredit Corporation has pledged $2.2 million in collateral as such security as of December 31, 2009. In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($4.0 million as of December 31, 2009). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($20.8 million as of December 31, 2009).

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.  CompuCredit Corporation and five other subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

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

On July 14, 2008, CompuCredit Corporation and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J. Paul Whitehead III, were named as defendants in a purported class action securities case filed in the U.S. District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.   In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints were consolidated, and a consolidated complaint was filed. We filed a motion to dismiss, which the court granted on December 4, 2009.   In its order, the court allowed the plaintiff to amend its complaint, but the plaintiff failed to do so timely. On January 13, 2010, the court entered final judgment, with prejudice, in favor of all defendants. The appeal period for the court’s final judgment expired on February 12, 2010.

CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that were the subject of the class action securities case prior to its dismissal. Our Board of Directors appointed a special litigation committee to investigate the allegations; that investigation has now been concluded; and we have communicated that conclusion to Ms. Sue An’s legal counsel. Ms. An has filed suit, which is in the early stages.  We will vigorously contest the allegations in that complaint.

Our debt collections subsidiary, Jefferson Capital, was a party to a series of agreements with Encore. In general, Encore was obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also required Encore to sell certain charged-off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that we breached certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC and settled by us in December 2008. This dispute was submitted to the American Arbitration Association for resolution.  Immediately prior to the arbitration panel hearing in the third quarter of 2009, we settled our outstanding disputes with Encore. The settlement resulted in the recognition of the remaining $21.2 million in deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net gain of $11.0 million which is reflected in our consolidated statements of operations for the year ended December 31, 2009.

On December 21, 2009, certain holders of our 3.625% Convertible Senior Notes Due 2025 and 5.875% Convertible Senior Notes Due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and a potential future spin-off of our micro-loan businesses. We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On January 26, 2010, we filed a motion to dismiss all claims.  Subsequently, on February 22, 2010, the plaintiffs purported to file an amended complaint, seeking, among other things damages in connection with our December 31, 2009 cash dividend and an injunction preventing future distributions to shareholders, including the proposed spin-off of our micro-loan businesses.  The litigation remains pending and we do not know when the court will rule on our motion to dismiss.   Consequently, should our Board of Directors ultimately approve a spin-off of our micro-loan businesses, it is possible that the spin-off ultimately might be delayed or enjoined by court order.

15.             Income Taxes

Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The current and deferred portions (in thousands) of federal and state income tax benefit or expense as the case may be are as follows:

	For the Year Ended December 31,
	2009	2008
Federal income tax (benefit) expense:
Current tax (benefit) expense	$(112,255)	$(18,943)
Deferred tax (benefit) expense	(70,499)	(50,753)
Total federal income tax (benefit) expense	(182,754)	(69,696)
Foreign income tax (benefit) expense:
Current tax (benefit) expense	2,984	1,067
Deferred tax (benefit) expense	369	691
Total foreign income tax (benefit) expense	3,353	1,758
State and other income tax (benefit) expense:
Current tax (benefit) expense	(8)	364
Deferred tax (benefit) expense	(1,007)	(1,417)
Total state and other income tax (benefit) expense	(1,015)	(1,053)
Total income tax (benefit) expense	$(180,416)	$(68,991)

Income tax (benefit) expense in 2009 and 2008 differed from amounts computed by applying the statutory U.S. federal income tax rate to pretax income from consolidated operations principally as a result of the impact of the establishment in 2009 of valuation allowances on certain federal deferred tax assets, foreign tax expense including the establishment of valuation allowances on certain foreign deferred tax assets, unfavorable state income tax effects in certain jurisdictions and unfavorable permanent differences, including the effects of accruals for uncertain tax positions. The following table reconciles our effective tax benefit rates to the federal statutory rate:

	For the Year Ended December 31,
	2009	2008
Statutory rate	35.0%	35.0%
(Decrease in income tax benefit) increase in income tax expense resulting from:
Change in valuation allowances	(9.6)	(1.0)
Interest and penalties related to uncertain tax positions	(0.1)	(0.6)
Foreign income taxes , including indefinitely invested earnings of foreign subsidiaries	0.4	(1.2)
State and other income taxes and other differences, net	(1.0)	0.6
Effective tax benefit rate	24.7%	32.8%

As of December 31, 2009 and December 31, 2008, the significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2009	2008
Deferred tax assets:
Software development costs/fixed assets	$6,015	$2,797
Equity in income of equity-method investees	2,321	4,791
Goodwill and intangible assets	30,594	25,890
Deferred costs	2,366	2,724
Provision for loan loss	15,566	20,138
Equity based compensation	8,263	6,813
Charitable contributions	5,300	5,119
Other	3,035	7,703
Federal net operating loss carryforward	158,458	46,122
Federal credit carryforward	214	—
Foreign net operating loss carryforward	2,299	—
AMT credit carryforward	—	3,931
State tax benefits	32,444	32,694
	266,875	158,722
Valuation allowance	(102,729)	(34,750)
	164,146	123,972
Deferred tax liabilities:
Prepaid expenses	(1,901)	(2,391)
Mark-to-market	(17,119)	2,803
Securitization-related income	(41,910)	(136,445)
Interest on debentures	(33,098)	(35,556)
Convertible senior notes	(27,750)	(31,576)
Cancellation of indebtedness income	(50,315)	—
	(172,093)	(203,165)
Net deferred tax liability	$(7,947)	$(79,193)

The amounts reported for both 2009 and 2008 have been adjusted to account for the reclassification of unrecognized tax benefits as required by applicable accounting literature.

We incurred federal, foreign and state net operating losses during 2009 and 2008, certain amounts that we will carry forward to future tax years to reduce future federal, foreign and state tax due. New U.S. federal legislation was passed in November, 2009 that allows for an extended carryback period (up to five years) for net operating losses incurred in 2008 or 2009.  As a result of the legislation, we recorded a current benefit related to this available carry back.   The remaining net operating loss carryforwards after giving effect to the available carryback are included as deferred tax assets in the table above. Certain of the deferred tax assets related to federal, foreign and state net operating losses have been offset by valuation allowances as discussed below.

Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss or credit carry-forwards from operations in the U.S. (both federal and state) and foreign jurisdictions. Approximately $47.8 million of our valuation allowances relate to entities that are not expected for the foreseeable future to generate a taxable profit in these federal, foreign and state jurisdictions. Therefore, it is more likely than not that these net operating losses or credits will not be utilized to reduce future federal, foreign and state tax liabilities in these jurisdictions.  There are no other net operating losses or credit carry-forwards other than those described herein.

We generally do not provide income taxes on the undistributed earnings of non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely to finance foreign activities.  Because this determination involves our future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested offshore may ultimately be repatriated.  For instance, the actual cash needs of our U.S. entities may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations.  These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend, in the year we determined that amounts were no longer indefinitely reinvested offshore; however, it is not practicable to estimate the additional amount, if any, of taxes payable.

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., the Netherlands and India. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2005. Currently, we are under audit by various jurisdictions for various years. Although the audits have not been concluded, we do not expect any material changes to our reported tax positions.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2009 and 2008, we recognized $2.8 million and $2.5 million, respectively, in potential interest and penalties associated with uncertain tax positions, and to the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such a reduction in the amount of $2.5 and $2.6 million related to the closing of the statute of limitations for the 2005 and 2004 tax year, respectively.

Reconciliation (in thousands) of unrecognized tax benefits from the beginning to the end of 2009 is as follows:

2009
Balance at January 1, 2009	$(67,262)
Additions based on tax positions related to the prior year	(28,099)
Reductions based on tax positions related to the prior year	8,147
Additions based on tax positions related to the current year	(607)
Reductions based on tax positions related to the current year	34,918
Interest and penalties accrued	(2,805)
Reductions for tax positions of prior years for lapses of applicable statute of limitations	2,498
Balance at December 31, 2009	$(53,210)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $14.4 million and $13.6 million at December 31, 2009 and 2008, respectively.

The total amount of unrecognized tax benefits with respect to certain of our unrecognized tax positions will significantly change as a result of the lapse of applicable state and federal limitations periods in the next 12 months. However, it is not reasonably possible to determine which (if any) limitations periods will lapse in the next 12 months due to the effect of existing and new tax audits and tax agency determinations.  Moreover, the net amount of such change cannot be reasonably estimated because our operations over the next 12 months may cause other changes to the total amount of unrecognized tax benefits. Due to the complexity of the tax rules underlying our uncertain tax position liabilities, and the unclear timing of tax audits, tax agency determinations, and other events (such as the outcomes of tax controversies involving related issues with unrelated taxpayers), we cannot establish reasonably reliable estimates for the periods in which the cash settlement of our uncertain tax position liabilities will occur.

16.         Net Loss Attributable to Controlling Interests Per Common Share

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

The following table sets forth the computation of net income per common share (in thousands, except per share data):
	For the Year Ended December 31,
	2009	2008
Numerator:
Loss from continuing operations attributable to controlling interests	$(536,600)	$(133,587)
Loss from discontinued operations attributable to controlling interests	$(4,289)	$(5,886)
Loss attributable to controlling interests	$(540,889)	$(139,473)
Denominator:
Basic (including unvested share-based payment awards) (1)	47,683	47,586
Effect of dilutive stock options and warrants (2)	47	48
Diluted (including unvested share-based payment awards) (1)	47,730	47,634
Loss from continuing operations attributable to controlling interests per common share—basic	$(11.25)	$(2.81)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(11.25)	$(2.81)

Loss from discontinued operations attributable to controlling interests per common share—basic	$(0.09)	$(0.12)
Loss from discontinued operations attributable to controlling interests per common share—diluted	$(0.09)	$(0.12)
Net loss attributable to controlling interests per common share—basic	$(11.34)	$(2.93)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  796,455 and 803,873 shares for the years ended December 31, 2009 and 2008, respectively.

(2)
The effect of dilutive options is shown for informational purposes only.  As we were in a net loss position for all periods presented, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive due to our net losses, we excluded all of our stock options and 367,412 and 321,376 of unvested restricted share units, respectively, from our net loss attributable to controlling interests per common share calculations for the years ended December 31, 2009 and 2008, respectively.

For the years ended December 31, 2009 and 2008, there were no shares potentially issuable and thus includible in the diluted net income per common share calculation under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $37.16 and $45.22 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is approximately 6.2 million and 3.5 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 13, “Convertible Senior Notes,” for a further discussion of these convertible securities.

17.	Stock-Based Compensation

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

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,366,165 shares remained available for grant under this plan as of December 31, 2009. Upon shareholder approval of the 2008 Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated. Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $1.6 million and $1.4 million, respectively, for the years ended December 31, 2009 and 2008, respectively.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the years ended December 31, 2009 and 2008, we expensed stock-option-related compensation costs of $2.1 million and $2.0 million, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Year Ended December 31, 2009
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	840,664	$31.04
Cancelled/Forfeited	(50,664)	19.97
Outstanding at December 31, 2009	790,000	$31.75	3.2	$—
Exercisable at December 31, 2009	40,000	$27.90	1.5	$—

	For the Year Ended December 31, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	666,264	$36.99
Granted	200,000	8.66
Exercised	(11,000)	6.72
Cancelled/Forfeited	(14,600)	14.67
Outstanding at December 31, 2008	840,664	$31.04	3.9	$—
Exercisable at December 31, 2008	90,664	$23.47	1.2	$—

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise price	Number Outstanding	Weighted Remaining Average Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Remaining Average Contractual Life (in Years)	Weighted Average Exercise Price
$0.00 – $12.00	220,000	3.2	$8.49	20,000	2.3	$6.79
$25.01 – $50.00	570,000	3.2	$40.72	20,000	0.7	$49.00
	790,000	3.2	$31.75	40,000	1.5	$27.90

As of December 31, 2009, our unamortized deferred compensation costs associated with non-vested stock options were $2.2 million. There were no stock option exercises during 2009.

We have estimated the fair value of options granted in 2008 at the date of grant using a Black-Scholes option-pricing model with the assumptions described below. No options were granted during 2009.

Assumptions (1)	2008
Fair value per share	$2.16
Dividend yield	—
Volatility factors of expected market price of stock(2)	30.00%
Risk-free interest rate	2.00%
Expected option term (in years)	3.50

(1)	No options were issued during 2009.
(2)	We use the implied volatility evidenced within our publicly traded convertible bonds, warrants and over-the-counter stock options as a basis for the expected volatility assumption.

Restricted Stock and Restricted Stock Unit Awards

During the years ended December 31, 2009 and 2008, we granted 211,454 and 712,545 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $1.1 million and $6.9 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of December 31, 2009, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $5.7 million with a weighted-average remaining amortization period of 1.5 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock (or in one case the stock of one of our subsidiaries) at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes noncontrolling interests in the subsidiaries. We are amortizing these compensation costs commensurate with the applicable vesting period. The weighted-average remaining vesting period for stock still subject to restrictions was 1.2 years as of December 31, 2009.

18.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friend’s Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3%. We contributed matching contributions under our U.S. and U.K. plans of $0.8 million and $1.1 million in 2009 and 2008, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP to which we referred above. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase common stock in CompuCredit up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $0.2 million to purchase 60,772 shares of common stock in 2009 and $0.4 million to purchase 65,054 shares of common stock in 2008 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $52,000 and $84,000 in 2009 and 2008, respectively.

19.	Related Party Transactions

During 2008, two of our executive officers and a member of our Board of Directors separately purchased an aggregate $3.4 million (face amount) of our outstanding convertible senior notes.  The purchases were made at prevailing market prices from unrelated third parties.  In 2009 we repurchased $1.0 million and $2.0 million in face amount of the 3.625% Convertible Senior Notes Due 2025 and the 5.875% Convertible Senior Notes Due 2035, respectively, from Krishnakumar Srinivasan (President of our Credit Cards segment). The purchase price of the notes totaled $1.0 million (including accrued interest) and resulted in an aggregate gain to us of $2.0 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).

Under a shareholders’ agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr. (our President), Richard W. Gilbert (our Chief Operating Officer and Vice Chairman) and certain trusts that were or are affiliates of the Hanna’s following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

 In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $22.44 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of December 31, 2009, the outstanding balance of the notes held by the partnership was £1.1 million ($1.7 million). The notes held by the partnership comprise 0.7% of the $247.7 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of December 31, 2009, our deposit with Urban Trust decreased to only $11,200, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 5, 2010.

CompuCredit Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 5, 2010

/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	March 5, 2010

/s/ GREGORY J. CORONA Gregory J. Corona	Director	March 5, 2010

/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	March 5, 2010

/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	March 5, 2010

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 5, 2010

/s/ DEAL W. HUDSON Deal W. Hudson	Director	March 5, 2010

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 5, 2010

/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 5, 2010

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 5, 2010