Form 10-Q
period 2010-03-31
CompuCredit Holdings Corp
filed 2010-05-11
CIK 1464343

_________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-Q

For the quarterly period ended March 31, 2010

 of

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

CompuCredit is a smaller reporting company and is not a shell company.

As of April 30, 2010, 47,915,117 shares of common stock, no par value, of the registrant were outstanding. (This excludes 2,252,388 loaned shares to be returned as of that date.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $56,347 at March 31, 2010 and $5,636 at December 31, 2009)	$249,286	$190,655
Securitized earning assets	—	36,514
Loans and fees receivable:
Loans and fees receivable, net (of $5,909 and $7,030 in deferred revenue and $14,096 and $15,030 in allowances for uncollectible loans and fees receivable at March 31, 2010 and December 31, 2009, respectively)	64,413	70,928
Loans and fees receivable pledged as collateral under structured financings, net (of $29,619 and $33,864 in deferred revenue and $36,660 and $38,414 in allowances for uncollectible loans and fees receivable at March 31, 2010 and December 31, 2009, respectively)	185,263	214,439
Loans and fees receivable, at fair value	24,702	42,299
Loans and fees receivable pledged as collateral under structured financings, at fair value	657,215	—
Investments in previously charged-off receivables	25,985	29,669
Investments in securities	77,367	2,629
Deferred costs, net	4,073	4,432
Property at cost, net of depreciation	28,242	32,263
Investments in equity-method investees	22,137	13,517
Intangibles, net	2,698	2,816
Goodwill	42,148	43,422
Income tax asset, net	—	32,695
Prepaid expenses and other assets	24,374	32,554
Total assets	$1,407,903	$748,832
Liabilities
Accounts payable and accrued expenses	$70,642	$67,295
Notes payable associated with structured financings, at face value	144,847	164,368
Notes payable associated with structured financings, at fair value	650,670	—
Convertible senior notes (Note 10)	277,784	307,573
Deferred revenue	1,760	1,875
Income tax liability	66,980	—
Total liabilities	1,212,683	541,111

Commitments and contingencies (Note 11)

Equity
Common stock, no par value, 150,000,000 shares authorized: 58,505,477 shares issued and 50,173,232 shares outstanding at March 31, 2010 (including 2,252,388 loaned shares to be returned); and 58,596,545 shares issued and 49,970,111 shares outstanding at December 31, 2009 (including 2,252,388 loaned shares to be returned)	—	—
Additional paid-in capital	491,824	500,064
Treasury stock, at cost, 8,332,245 and 8,626,434 shares at March 31, 2010 and December 31, 2009, respectively	(213,830)	(219,714)
Accumulated other comprehensive loss	(5,638)	(3,293)
Retained deficit	(96,072)	(87,740)
Total shareholders’ equity (Note 2)	176,284	189,317
Noncontrolling interests (Note 2)	18,936	18,404
Total equity	195,220	207,721
Total liabilities and equity (Note 2)	$1,407,903	$748,832

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2010	2009
Interest income:
Consumer loans, including past due fees	$84,188	$19,801
Other	26	329
Total interest income	84,214	20,130
Interest expense	(17,633)	(10,192)
Net interest income before fees and related income on earning assets and provision for loan losses	66,581	9,938
Fees and related income on earning assets	126,894	42,646
Provision for loan losses	(173,414)	(12,253)
Net interest income, fees and related income on earning assets	20,061	40,331
Other operating income (loss):
Loss on securitized earning assets	—	(152,026)
Servicing income	2,019	39,404
Ancillary and interchange revenues	3,231	5,998
Gain on repurchase of convertible senior notes	13,896	160
Equity in loss of equity-method investees	(280)	(2,182)
Total other operating income (loss)	18,866	(108,646)
Other operating expense:
Salaries and benefits	10,838	14,232
Card and loan servicing	41,535	57,629
Marketing and solicitation	5,363	4,146
Depreciation	3,492	6,327
Other	17,770	25,194
Total other operating expense	78,998	107,528
Loss from continuing operations before income taxes	(40,071)	(175,843)
Income tax (expense) benefit	(1,059)	60,639
Loss from continuing operations	(41,130)	(115,204)
Discontinued operations:
Income from discontinued operations before income taxes	—	151
Income tax expense	—	(53)
Income from discontinued operations	—	98
Net loss	(41,130)	(115,106)
Net (income) loss attributable to noncontrolling interests	(1,651)	2,589
Net loss attributable to controlling interests	$(42,781)	$(112,517)
Loss from continuing operations attributable to controlling interests per common share—basic	$(0.89)	$(2.37)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(0.89)	$(2.37)
Income from discontinued operations attributable to controlling interests per common share—basic	$—	$—
Income from discontinued operations attributable to controlling interests per common share—diluted	$—	$—
Net loss attributable to controlling interests per common share—basic	$(0.89)	$(2.37)
Net loss attributable to controlling interests per common share—diluted	$(0.89)	$(2.37)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2010 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Comprehensive Loss	Total Equity
Balance at December 31, 2009	58,596,545	$—	$500,064	$(219,714)	$(3,293)	$(87,740)	$18,404		$207,721
Cumulative effect of accounting pronouncement adoption (see Note 2)	—	—	—	—	—	34,449	3,231		37,680
Use of treasury stock for stock-based compensation plans	(266,811)	—	(6,275)	6,275	—	—	—		—
Issuance of restricted stock	175,743	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	3,442	—	—	—	—		3,442
Purchase of treasury stock	—	—	—	(391)	—	—	—		(391)
Tax effects of stock-based compensation plans	—	—	(1,991)	—	—	—	—		(1,991)
Repurchase of noncontrolling interests	—	—	(3,416)	—	—	—	(4,119)		(7,535)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(231)		(231)
Net loss	—	—	—	—	—	(42,781)	1,651	$(41,130)	(41,130)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,345)	—	—	(2,345)	(2,345)
Comprehensive loss	—	—	—	—	—	—	—	$(43,475)	—
Balance at March 31, 2010	58,505,477	$—	$491,824	$(213,830)	$(5,638)	$(96,072)	$18,936		$195,220

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Net loss	$(41,130)	$(115,106)
Other comprehensive loss:
Foreign currency translation adjustment	(2,348)	(1,828)
Income tax benefit related to other comprehensive loss	3	440
Comprehensive loss	(43,475)	(116,494)
Comprehensive (income) loss attributable to noncontrolling interests	(1,651)	2,636
Comprehensive loss attributable to controlling interests	$(45,126)	$(113,858)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	For the Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(41,130)	$(115,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	3,492	6,357
Provision for loan losses	173,414	12,763
Amortization of intangibles	119	507
Accretion of deferred revenue	(115)	(115)
Accretion of discount on convertible senior notes	2,689	2,467
Stock-based compensation expense	3,442	2,100
Retained interests adjustments, net	—	220,794
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(73,506)	—
Unrealized gain on trading securities	(60)	(77)
Gain on repurchase of convertible senior notes	(13,896)	(160)
Loss on equity-method investments	1,389	—
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease in uncollected fees on loans receivable	1,167	5,902
Decrease in deferred costs	292	328
Increase (decrease) in income tax liability	97,879	(61,166)
Decrease in prepaid expenses	4,933	5,720
Increase (decrease) in accounts payable and accrued expenses	1,900	(31,616)
Other	3,782	922
Net cash provided by operating activities	165,791	49,620
Investing activities
(Increase) decrease in restricted cash	(36,629)	1,558
Proceeds from equity-method investees	761	8,319
Investments in securitized earning assets	—	(113,379)
Proceeds from securitized earning assets	—	84,022
Investments in earning assets	(292,600)	(227,168)
Proceeds from earning assets	317,733	222,031
Acquisitions of assets	—	(628)
Purchases and development of property, net of disposals	307	(1,211)
Net cash used in investing activities	(10,428)	(26,456)
Financing activities
Noncontrolling interests distributions, net	(231)	(632)
Purchases of treasury stock	(391)	(107)
Purchases of noncontrolling interests	(7,535)	(1,096)
Proceeds from borrowings	1,186	23,919
Repayments of borrowings	(139,194)	(41,622)
Net cash used in financing activities	(146,165)	(19,538)
Effect of exchange rate changes on cash	(1,278)	(67)
Net increase in unrestricted cash	7,920	3,559
Unrestricted cash and cash equivalents at beginning of period	185,019	74,515
Unrestricted cash and cash equivalents at end of period	$192,939	$78,074
Supplemental cash flow information
Effect of adoption of accounting pronouncements on restricted cash	$14,082	$—
Cash paid for interest	$15,512	$8,823
Net cash income tax (refunds) payments	$(96,824)	$592
Supplemental non-cash information
Notes payable associated with capital leases	$856	$2,291
Issuance of stock options and restricted stock	$1,127	$1,129
See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our condensed consolidated balance sheet at March 31, 2010, as well as the reported fair value of our securitized earning assets on our consolidated balance sheet at December 31, 2009; these same estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our condensed consolidated statement of operations for the three months ended March 31, 2010, as well as our reported loss on retained interests in credit card receivables securitized which is a component of loss on securitized earning assets on our condensed consolidated statement of operations for the three months ended March 31, 2009. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our condensed consolidated balance sheets, as well as on the provision for loan losses within our condensed consolidated statements of operations. Operating results for the three months ended March 31, 2010 are not necessarily indicative of what our results will be for the year ending December 31, 2010.

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

The post-reorganization condensed consolidated financial statements presented herein are presented on the same basis as and can be compared to the consolidated financial statements reported in CompuCredit Corporation’s prior quarterly and annual reports filed with the SEC.  In connection with our consideration of a potential spin-off our U.S. and U.K. micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc. (“Purpose Financial”), filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments on March 29, 2010.  The spin-off remains subject to a number of conditions, including, among others:

•	approval from our management;

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10, to be effective;

•
our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the private letter ruling that we received from the Internal Revenue Service not being revoked or modified in any material respect; and

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance.

We cannot assure you that any or all of these conditions will be met.

2.	Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our condensed consolidated financial statements, as well as a description of significant components of our condensed consolidated financial statements.

Restricted Cash

Restricted cash includes (1) certain collections on receivables within our Credit Cards segment (as of the March 31, 2010 condensed consolidated balance sheet date only pursuant to the accounting rules changes described in “Asset Securitization” below) and Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and (2) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

 Asset Securitization

At December 31, 2009, most of our credit card receivables were held by off-balance-sheet securitization trusts.  In June 2009, however, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules that resulted in the consolidation of our securitization trusts onto our condensed consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities are presented as assets and liabilities on our condensed consolidated balance sheet as of March 31, 2010. Throughout the notes to our condensed consolidated financial statements, we use the term “securitizations” to refer to pre-2010 activities of our then-categorized off-balance-sheet securitization trusts (qualifying special purposes entities, or “QSPEs”). In contrast, we use the term “structured financings” to refer to non-recourse, asset-backed, on-balance-sheet debt financings either undertaken prior to 2010 or as accounted for under new accounting guidance effective as of January 1, 2010.

Loans and Fees Receivable

Our loans and fees receivable include:  1) loans and fees receivable, net; 2) loans and fees receivable pledged as collateral under structured financings, net; 3) loans and fees receivable, at fair value; and 4) loans and fees receivable pledged as collateral under structured financings, at fair value.

Loans and Fees Receivable, at Fair Value.  Our loans and fees receivable, at fair value, represent our de-securitized and reconsolidated lower-tier credit card receivables that are valued at fair value in our condensed consolidated financial statements, while our loans and fees receivable pledged as collateral under structured financings, at fair value, represent the receivables underlying our remaining credit card securitization trusts that were consolidated pursuant to accounting rules changes on January 1, 2010. Further details concerning our loans and fees receivable held at fair value are presented within Note 9, “Fair Value of Assets and Liabilities.”

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with our retail and Internet micro-loan activities, our auto finance business and credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program.

As applicable, we show loans and fees receivable net of both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) in accordance with applicable accounting rules. We also divide our loans and fees receivable, net, into two separate categories on our condensed consolidated balance sheet:  (1) those that are unencumbered by asset-backed debt; and (2) those that are pledged as collateral for non-recourse asset-backed debt facilities.

The components of our aggregated categories of loans and fees receivable carried at net realizable value (in millions) as of the date of each of our condensed consolidated balance sheets are as follows:

	Balance at December 31, 2009	Additions	Subtractions	Balance at March 31, 2010
Loans and fees receivable, gross	$379.7	$245.1	$(288.8)	$336.0
Deferred revenue	(40.9)	(27.6)	33.0	(35.5)
Allowance for uncollectible loans and fees receivable	(53.4)	(20.0)	22.6	(50.8)
Loans and fees receivable, net	$285.4	$197.5	$(233.2)	$249.7

As of March 31, 2010, the weighted average remaining accretion periods for the $35.5 million of deferred revenue reflected in the above tables was 24.0 months.

A roll-forward of our allowance for uncollectible loans and fees receivable (in millions) is as follows:

	For the Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$(53.4)	$(55.8)
Provision for loan losses	(20.0)	(12.2)
Charge offs	24.9	16.1
Recoveries	(2.3)	(1.6)
Balance at end of period	$(50.8)	$(53.5)

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended March 31,
	2010	2009
Unrecovered balance at beginning of period	$29,669	$47,676
Acquisitions of defaulted accounts	3,597	17,373
Cash collections	(14,581)	(13,880)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our condensed consolidated statements of operations)	7,300	4,319
Unrecovered balance at end of period	$25,985	$55,488
Estimated remaining collections (“ERC”) (1)	$90,410	$124,636

(1)	We anticipate collecting 43.9% of the ERC of the existing accounts over the next 12 months, with the balance to be collected thereafter.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcy-related debt.

    Comparisons of data as of and for the three months ended March 31, 2010 with data as of and for the three months ended March 31, 2009 are affected by a 2005 forward flow contract into which our Investment in Previously Charged-off Receivables segment had entered to sell previously charged-off receivables to Encore Capital Group, Inc. (“Encore”)—a forward flow contract that subsequently terminated in the third quarter of 2009. In that quarter, we resolved disputes that had arisen with Encore under the contract, thereby resulting in the recognition of $21.2 million in then-deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in escrowed restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement (and that had built up on our consolidate balance sheet throughout the latter half of 2008 and through September 2009) and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net pre-tax gain of $11.0 million on our consolidated statement of operations for three months ended September 30, 2009.

Investments in Securities

We periodically invest in debt and equity securities, some of which we classify as trading securities and with respect to which we include realized and unrealized gains and losses in earnings, and some of which we classify as held to maturity.  Additionally, we occasionally have received distributions of debt securities from our equity-method investees ($1.1 million held at March 31, 2010), and we have classified such distributed debt securities as held to maturity. As appropriate, we may invest in securities we believe provide returns in excess of those realized in our cash accounts.  Such was the case in the first quarter of 2010 during which we invested $75.0 million in publicly traded bond funds whose investment objectives are to invest in highly rated, investment-grade securities.  The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of
	March 31, 2010	December 31, 2009
Held to maturity:
Investments in debt securities	$1,078	$2,060
Trading:
Investments in debt securities	75,000	—
Investments in equity securities	1,289	569
Total investments in debt and equity securities	$77,367	$2,629

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. Also included are (1) various deposits (totaling $11.1 million and $16.2 million as of March 31, 2010 and December 31, 2009, respectively) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $0.4 million and $4.9 million as of March 31, 2010 and December 31, 2009, respectively, associated with our ongoing servicing efforts in the U.K.), (2) vehicle inventory ($1.0 million and $4.1 million as of March 31, 2010 and December 31, 2009, respectively) held by our buy-here, pay-here auto dealerships that we expense as cost of goods sold (within fees and related income on earning assets on our condensed consolidated statements of operations) as we earn associated sales revenues, and (3) a $10.0 million deposit at a former third-party issuing bank partner (Columbus Bank and Trust Company) which is the subject of broader pending litigation between Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) and us.  See Note 11, “Commitments and Contingencies,” for additional information regarding this outstanding litigation.

Deferred Costs

The principal components of our deferred costs historically have been unamortized costs associated with our (1) issuances of convertible senior notes and other debt facilities and (2) receivables origination activities. On January 1, 2009, we were required to adopt a GAAP pronouncement that resulted in the reclassification of $4.8 million of deferred loan costs associated with our convertible senior notes as a reduction to equity. See Note 10, “Convertible Senior Notes and Notes Payable,” for additional effects of our adoption of this pronouncement.

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

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and the Netherlands. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2006. Currently, we are under audit by various jurisdictions for various years, including the Internal Revenue Service for the 2007 and 2008 tax years. Although the audits have not been concluded, we do not expect any material changes to our reported tax positions in those years.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $0.7 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2010 and 2009, respectively.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense; we experienced no such reductions during the three months ended March 31, 2010 and 2009.

Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were -2.6% and 34.5% for three months ended March 31, 2010 and 2009, respectively. We have experienced no material changes in effective tax benefit rates associated with differences in filing jurisdictions between these periods, and the variations in effective tax benefit rates between these periods are substantially related to the effects of $12.3 million in valuation allowances provided against income statement-oriented U.S. federal, foreign and state deferred tax assets during the three months ended March 31, 2010.  There were no corresponding valuation allowances during the three months ended March 31, 2009. As computed without regard to the effects of all U.S. federal, foreign, state, and local tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax benefit rates would more likely than not have been 28.0% and 34.5% for the three months ended March 31, 2010 and 2009, respectively. Our negative effective tax benefit rate during the three months ended March 31, 2010 results from (1) U.K. tax expense associated with our profitable MEM operations and (2) interest accruals on unrecognized tax benefits, both such expense categories being set against a backdrop of full valuation allowances which offset the tax benefits of our more significant U.S. losses from operations.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) lending fees associated with our retail and Internet micro-loan activities; (2) fees associated with our credit card receivables during periods in which we hold them on balance sheet; (3) changes in the fair value of loans and fees receivable recorded at fair value; (4) changes in fair value of notes payable associated with structured financings recorded at fair value; (5) income on our investments in previously charged-off receivables; (6) gross profits and losses from auto sales within our Auto Finance segment; and (7) gains associated with our investments in securities.

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended March 31,
	2010	2009
Retail micro-loan fees	$18,187	$16,676
Internet micro-loan fees	19,242	11,788
Fees on credit card receivables held on balance sheet	9,590	—
Changes in fair value of loans and fees receivable recorded at fair value	40,910	—
Changes in fair value of notes payable associated with structured financings recorded at fair value	32,596	—
Income on investments in previously charged-off receivables	7,300	4,319
Gross (loss) profit on auto sales	(1,522)	8,471
Gains on investments in securities	60	77
Other	531	1,315
Total fees and related income on earning assets	$126,894	$42,646

Loss on Securitized Earning Assets

Loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and certain other fees associated with our securitized credit card receivables, all of which are detailed (in thousands) in the following table. This category on our condensed consolidated statement of operations is not applicable in 2010 given our consolidation of all of our former off-balance-sheet securitization trusts as required by accounting rules changes effective at the beginning of 2010.

	For the Three Months Ended March 31,
	2010	2009
Securitization gains	$—	$—
Loss on retained interests in credit card receivables securitized	—	(158,255)
Fees on securitized receivables	—	6,229
Total loss on securitized earning assets	$—	$(152,026)

 Recent Accounting Pronouncements

In January 2010, the FASB issued new rules concerning fair value measurement disclosures.  The new disclosures require that we discuss the valuation techniques and inputs used to develop our fair value measurements and the effect that unobservable inputs may have on those measurements. Additional disclosure enhancements include disclosures of transfers in and/or out of Level 1, 2 or 3 and the reasons for those transfers.  The enhanced disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of these new disclosure requirements that are effective for us in 2010 are reflected in our accompanying notes to the condensed consolidated financial statements.

In October 2009, the FASB issued new rules providing that at the date of issuance, a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost is required to be amortized using the effective interest method over the life of the financing arrangement as interest cost.  The new rules also provide that the loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculations.  These new rules are effective for fiscal years, and interim periods within those years, beginning after December 15, 2009 and are to be applied retrospectively to all arrangements outstanding on the effective date and apply to loaned shares issued in connection with our November 2005 convertible senior notes.  Our implementation of these new rules had no effect on our consolidated financial statements during any period presented.

In June 2009, the FASB issued new accounting rules that, in addition to requiring certain new securitization and structured financing-related disclosures that we have incorporated into our condensed consolidated financial statements, resulted in the consolidation of our securitization trusts onto our condensed consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities are presented as assets and liabilities on our condensed consolidated balance sheet effective on that date. Moreover, after adoption of these new accounting rules, we no longer reflect our securitization trusts’ results of operations within losses on retained interests in credit card receivables securitized, but instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes) with respect to the credit card receivables held within our securitization trusts; similarly, we separately report interest expense (as well as gains and/or losses associated with fair value changes) with respect to the debt issued from the securitization trusts. Lastly, because we account for our securitization transactions under the new rules as secured borrowings rather than asset sales, we present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities. As noted on our condensed consolidated statement of equity for the three months ended March 31, 2010, our January 1, 2010 adoption of these rules resulted in an increase in total equity of $37.7 million.

In May 2008, the FASB issued new rules addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). These rules address instruments commonly referred to as Instrument C type instruments. Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. These rules are effective for fiscal periods beginning after December 15, 2008, did not permit early application, and are required to be applied retrospectively to all periods presented. Our January 1, 2009 adoption of these rules resulted in an increase in total equity of $56.1 million.

Subsequent Events

We evaluate subsequent events that occur after our condensed consolidated balance sheet date but before our condensed consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the balance sheet date but arose subsequent to that date. We have evaluated subsequent events, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required adjustments to our condensed consolidated financial statements.

As of the date of this filing, we have an outstanding April 14, 2010 tender offer to use $100.0 million of our cash to repurchase first our 3.625% convertible senior notes due 2025 at prices between $550 and $600 per $1,000 principal amount of the notes, and then to use any remainder of the $100.0 million available after purchasing any tendered notes to repurchase our stock at $7.00 per share.

3.	Discontinued Operations

In May 2009, we discontinued our Retail Micro-Loans segment’s Arkansas operations based on regulatory opposition we faced within that state. Reflecting both our discontinued Arkansas operations, as well as those of other Retail Micro-Loan segment states that we discontinued in prior reporting periods, the components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended March 31,
	2010	2009
Net interest income, fees and related income on earning assets	$—	$1,309
Other operating expense	—	1,158
Income before income taxes	—	151
Income tax expense	—	(53)
Net income	$—	$98

There were no discontinued assets held for sale on our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

4.	Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans.  In March 2010, we acquired noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of March 31, 2010.  Also in March 2010, we acquired all of the noncontrolling interests in our Investments in Previously Charged-Off Receivables segment for $1.0 million, such that we now own 100% of this segment.

Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(12,689)	$7,160	$15,733	$(4,274)	$14,131	$20,061
Total other operating income	$18,357	$379	$—	$130	$—	$18,866
(Loss) income from continuing operations before income taxes	$(33,801)	$981	$2,316	$(14,527)	$4,960	$(40,071)
Income from discontinued operations before income taxes	$—	$—	$—	$—	$—	$—
Loans and fees receivable, gross	$17,730	$—	$33,207	$251,542	$33,481	$335,960
Loans and fees receivable, net	$13,143	$—	$27,631	$185,263	$23,639	$249,676
Loans and fees receivable held at fair value	$681,917	$—	$—	$—	$—	$681,917
Total assets	$1,043,573	$30,571	$61,850	$208,875	$63,034	$1,407,903

Three Months Ended March 31, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(5,616)	$4,205	$14,374	$18,584	$8,784	$40,331
Total other operating (loss) income	$(108,987)	$28	$—	$313	$—	$(108,646)
(Loss) income from continuing operations before income taxes	$(178,025)	$(2,328)	$(1,078)	$2,030	$3,558	$(175,843)
Income from discontinued operations before income taxes	$—	$—	$151	$—	$—	$151
Loans and fees receivable, gross	$1,064	$—	$32,870	$340,548	$20,985	$395,467
Loans and fees receivable, net	$797	$—	$26,898	$276,726	$14,931	$319,352
Loans and fees receivable held at fair value	$—	$—	$—	$—	$—	$—
Total assets	$796,490	$65,100	$41,670	$329,713	$71,904	$1,304,877

5.	Shareholders’ Equity

Retired Shares

In 2009, 1,398,681 of previously lent shares were returned to us.  All returned shares are excluded from our outstanding share counts. As of March 31, 2010, we had 2,252,388 loaned shares outstanding.

Treasury Stock

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vestings, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 383,476 and 108,206 during the three months ended March 31, 2010 and 2009, respectively, at gross costs of $6.3 million and $1.9 million, respectively, in satisfaction of restricted share and restricted share unit vestings. We also effectively purchased shares totaling 89,287 and 33,949 during the three months ended March 31, 2010 and 2009, respectively, at gross costs of $0.4 million and $0.1 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required tax withholdings.

6.	Investments in Equity-Method Investees

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including results of operations data for the three months ended March 31, 2009 associated with CSG while we held it in equity-method investee form prior to our May 2009 buy-out of its other members):

	As of March 31, 2010	As of December 31, 2009
Securitized earning assets	$—	$35,844
Loans and fees receivable pledged as collateral under structured financings, at fair value	$210,456	$—
Total assets	$224,559	$38,332
Notes payable associated with structured financings, at fair value	$156,579	$—
Total liabilities	$166,287	$1,319
Members’ capital	$58,272	$37,013

	For the Three Months Ended March 31,
	2010	2009
Net interest income, fees and related income on earning assets	$390	$—
Fees and related loss on securitized earning assets	$—	$(8,170)
Total other operating income (loss)	$1,419	$(6,860)
Net loss	$(2,447)	$(7,641)

Reflected in the above 2010 results are the impacts of new accounting rules that resulted in the consolidation of the equity-method investees’ securitization trusts (including their cash, receivables and underlying debt) onto their balance sheets at fair value effective January 1, 2010.  They experienced a cumulative effect adjustment to opening retained earnings of $25.5 million associated with this change.

7.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Under applicable accounting rules, we are required to assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value.

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

Our December 31, 2009 Retail Micro-Loans goodwill balance in the table below reflects impairment write-downs associated with our May 2009 decision to discontinue our Arkansas retail micro-loan operations, which resulted in a $3.5 million impairment loss that we reported within loss from discontinued operations in the second quarter of 2009 and a $20.0 million impairment loss that we reported within continuing operations in the second quarter of 2009. Relative to respective December 31 balances, changes (in thousands) in the carrying amount of goodwill for the three months ended March 31, 2009 and 2010, respectively, by reportable segment are as follows:

	Retail Micro- Loans	Internet Micro-Loans	Consolidated
Balance as of December 31, 2008	$43,214	$15,915	$59,129
Goodwill related to settlement of contingent performance-related earn-out	—	5,553	5,553
Foreign currency translation	—	(327)	(327)
Balance as of March 31, 2009	$43,214	$21,141	$64,355
Balance as of December 31, 2009	$19,731	$23,691	$43,422
Foreign currency translation	—	(1,274)	(1,274)
Balance as of March 31, 2010	$19,731	$22,417	$42,148

Intangible Assets

We had $2.1 million of remaining intangible assets that we determined had an indefinite benefit period as of March 31, 2010 and December 31, 2009. The net unamortized carrying amount of intangible assets subject to amortization was $0.6 million and $0.7 million as of March 31, 2010 and December 31, 2009, respectively. Intangible asset-related amortization expense was $0.1 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

8.	Securitizations

This note provides historical off-balance-sheet credit card receivables “securitizations” data relative to our December 31, 2009 condensed consolidated balance sheet and our condensed consolidated statement of operations for the three months ended March 31, 2009. As noted previously in this report, the FASB issued new accounting rules that resulted in the consolidation of our securitization trusts (including their cash, receivables and underlying debt) onto our condensed consolidated balance sheet effective as of January 1, 2010. As such, our 2010 condensed consolidated financial statements contain no comparable balances to the historical securitized earnings assets category, and associated income and loss categories, as shown in our condensed consolidated 2009 financial statements.

The table below summarizes (in thousands) our securitization facility activities for the period prior to consolidation of our securitization trust. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

As of and for the Three Months Ended March 31, 2009
Gross amount of receivables securitized at period end	$2,228,896
Proceeds from new transfers of financial assets to securitization trusts	$91,626
Proceeds from collections reinvested in revolving-period securitizations	$97,566
Excess cash flows received on retained interests	$30,658
Loss on retained interests in credit card receivables securitized	$(158,255)
Fees on securitized receivables	6,229
Total loss on securitized earning assets	$(152,026)

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our condensed consolidated balance sheets) include the following (in thousands) at December 31, 2009.  Amounts are not shown for 2010 due to the consolidation of these receivables on January 1, 2010:

As of December 31, 2009
I/O strip	$—
Accrued interest and fees	—
Net servicing liability	(15,458)
Amounts due from securitization	1,570
Fair value of retained interests	52,396
Issuing bank partner continuing interests	(1,994)
Securitized earning assets	$36,514

Reflected within servicing income on our condensed consolidated statement of operations for the three months ended March 31, 2009 were $39.4 million of servicing income (fees) we received from our securitization trusts in that period. Changes in our net servicing liability for the three months ended March 31, 2009 are summarized (in millions) in the following table.

For the Three Months Ended March 31, 2009
Net servicing liability at beginning of period	$10.7
Changes in fair value of net servicing liability due to changes in valuations inputs, including receivables levels within securitization trusts, length of servicing period, servicing costs and changes in servicing compensation rates	3.0
Balance at end of period	$13.7

Other key assumptions we used to estimate the fair value of our retained interests in the credit card receivables securitized are presented (as weighted averages) below:

As of December 31, 2009
Net collected yield (annualized)	31.3%
Principal payment rate (monthly)	2.2%
Expected principal credit loss rate (annualized)	27.2%
Residual cash flows discount rate	18.8%
Servicing liability discount rate	14.0%
Life (in months) of securitized credit card receivables	45.4

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) as of March 31, 2009 was comprised of credit card receivables that we securitized and other investors’ shares of those securitized receivables. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations as of March 31, 2009.  These figures include the results of our lower-tier credit cards prior to their re-consolidation in the fourth quarter of 2009.

As of and for the Three Months Ended March 31, 2009
Total managed principal balance	$1,853,322
Total managed finance charge and fee balance	375,574
Total managed receivables	2,228,896
Cash collateral at trust and amounts due from QSPEs	302,799
Total assets held by QSPEs	2,531,695
QSPE-issued notes to which we are subordinated	(1,709,094)
Face amount of residual interests in securitizations	$822,601
Receivables delinquent—60 or more days	$418,665
Net charge offs during the three months ended March 31, 2009	$125,499

Data in the above table are aggregated from the various QSPEs supporting our securitizations as of March 31, 2009.

9.	Fair Values of Assets and Liabilities

  In February 2007, the FASB issued new accounting guidance that allows companies to elect to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. The new accounting guidance was effective for fiscal years beginning after November 15, 2007, and we adopted this statement with respect to our securitized earning assets (and their underlying credit card receivables) effective January 1, 2008. Because of our earlier expressed election and desire to account for the credit card receivables underlying our securitization trusts at fair value, accounting rules that required the consolidation of our securitization trusts effective January 1, 2010 also required that we account for any debt underlying our formerly securitized credit card receivables at fair value effective as of January 1, 2010.

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

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2010 by fair value hierarchy:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$75,629	$—	$—	$75,629
Loans and fees receivable, at fair value	$—	$—	$24,702	$24,702
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$657,215	$657,215

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2010:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Securitized Earning Assets	Total
Beginning balance	$42,299	$—	$36,514	$78,813
Transfers in due to adoption of new accounting guidance	—	836,346	(36,514)	799,832
Total gains (losses)—realized/unrealized:
Net revaluations of/additions to loans and fees receivable pledged as collateral under structured financings, at fair value	—	(1,380)	—	(1,380)
Net revaluations of loans and fees receivable, at fair value	42,290	—	—	42,290
Purchases, issuances, and settlements, net	(59,887)	(177,816)		(237,703)
Impact of foreign currency translation gain	—	65	—	65
Net transfers in and/or out of Level 3	—	—	—	—
Ending balance	$24,702	$657,215	$—	$681,917

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 assets.

Net Revaluation of Loans and Fees Receivable. We record the net revaluation of loans and fees receivable (including those pledged as collateral) in the fees and related income on earning assets category in our condensed consolidated statements of operations, specifically as changes in fair value of loans and fees receivable recorded at fair value. The net revaluation of loans and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds and discount rates.

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2010 by fair value hierarchy:

Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Liabilities Measured at Fair Value
Notes payable associated with structured financings, at fair value	$—	$—	$650,670	$650,670

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2010:
Notes Payable Associated with Structured Financings, at Fair Value
Beginning balance	$—
Transfers in due to adoption of new accounting guidance	772,615
Total gains (losses)—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(32,596)
Repayments on outstanding notes payable, net	(89,167)
Impact of foreign currency translation gain	(182)
Net transfers in and/or out of Level 3	—
Ending balance	$650,670

 Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluation of notes payable associated with structured financings, at fair value, in the changes in fair value of notes payable associated with structured financings line item within the fees and related income on earning assets category of our consolidated statements of operations. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including:  estimates of net collected yield, principal payment rates and expected principal credit loss rates on the credit card receivables that secure the non recourse notes payable; costs of funds and discount rates.

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

 For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2010 by fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets:
Goodwill	$—	$—	$42,148	$42,148
Intangibles, net	$—	$—	$2,698	$2,698

10.	Convertible Senior Notes and Notes Payable

Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025, and in November of that same year, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our condensed consolidated balance sheets.

Upon our January 1, 2009 required adoption of new accounting rules for Instrument C convertible notes (a classification applicable to our convertible senior notes), we (1) reclassified a portion of our outstanding convertible senior notes to additional paid-in capital, (2) established a discount to the face amount of the notes as previously reflected on our condensed consolidated balance sheets, (3) created a deferred tax liability related to the discount on the notes, and (4) reclassified out of our originally reported deferred loan costs and into additional paid-in capital the portion of those costs considered under the new rules to have been associated with the equity component of the convertible senior notes issuances.  We are amortizing the discount to the face amount of the notes to interest expense over the expected life of the notes, and this will result in a corresponding release of our associated deferred tax liability. Total amortization for the three months ended March 31, 2010 and 2009, respectively, totaled $2.7 million and $2.5 million, respectively.  We will amortize the remaining discount at March 31, 2010 to interest expense over the expected term of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our condensed consolidated balance sheets associated with our convertible senior notes after giving effect to both our required adoption of the new Instrument C rules upon their January 1, 2009 effective date and our retrospective application of the rules to prior presented financial reporting periods:
	As of March 31, 2010	As of December 31, 2009
Face amount of outstanding convertible senior notes	$346,280	$386,551
Discount	(68,496)	(78,978)
Net carrying value	$277,784	$307,573
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

Under the terms of a tender offer for the repurchase of both series of our convertible senior notes, in March 2010 we repurchased $24.7 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $12.8 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes.  The repurchase resulted in an aggregate gain of $13.9 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).

In January 2009, we repurchased $300,000 in face amount of our 3.625% notes. The January 2009 purchase price for these notes totaled $90,000 (including accrued interest) and resulted in an aggregate gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).

Notes Payable (Associated with Structured Financings, at Fair Value)

Upon the consolidation of our securitization trusts effective January 1, 2010 in accordance with new accounting requirements, we present for the first time on our consolidated balance sheet certain non-recourse, asset-backed structured financing debt facilities that are secured by credit card receivables held within such trusts.  Given our decision to elect the fair value option for reporting the credit card receivables held within the trusts, accounting rules require that we report the underlying debt facilities at fair value as well. We are required to consolidate the assets (credit card receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, at fair value, on our condensed consolidated balance sheets) and debt (classified as notes payable associated with structured financings, at fair value, on our condensed consolidated balance sheets) associated with these structured financings on our consolidated balance sheets because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions.

As of March 31, 2010, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

Carrying Amounts at Fair Value as of March 31, 2010
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust—outstanding face amount of $679.5 million bearing interest at a weighted average 1.9% interest rate, which is secured by credit card receivables and restricted cash aggregating $545.0 million in carrying amount (1)	$524.1
Multi-year variable funding securitization facility (expiring September 2014), outstanding face amount of $6.2 million bearing interest at a weighted average 3.7% interest rate, which is secured by credit card receivables and restricted cash aggregating $14.0 million in carrying amount (2)	6.1
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $213.4 million bearing interest at a weighted average 2.5% interest rate, which is secured by credit card receivables and restricted cash aggregating $97.6 million in carrying amount (3)	97.6
Ten-year amortizing term securitization facility issued out of a trust underlying one of our portfolio acquisitions (expiring January 2014), outstanding face amount of $31.8 million bearing interest at a weighted average 2.9% interest rate, which is secured by credit card receivables and restricted cash aggregating $49.3 million in carrying amount	22.9
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$650.7

(1)
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

(2)
Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

(3)	In April 2007, we completed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables (cash flows that we consider adequate to meet our variable costs of servicing these assets), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $650.7 million in fair value of structured financing notes in the above table is $705.9 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $55.2 million.

Beyond our role as servicer of the underlying assets within the credit card receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable Associated with Structured Financings, at Face Value

Beyond the credit card receivables structured financings held at fair value mentioned above, we have entered into certain other non-recourse, asset-backed structured financing transactions within our businesses. We consolidate onto our condensed consolidated balance sheets both the assets (Auto Finance segment receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, net, on our condensed consolidated balance sheets, Auto Finance segment inventories, investments in previously charged-off receivables, and other equipment) and debt (classified within notes payable associated with structured financings, at face value, on our condensed consolidated balance sheets) associated with these structured financings because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. As of March 31, 2010 and December 31, 2009, (1) the structured financing notes outstanding and (2) the carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

	As of March 31, 2010	As of December 31, 2009
Asset-Backed Structured Financing Facilities
Amortizing debt facility of ACC Auto Finance segment receivables, stated rate of 15.0% (effective rate of 18.9%) at March 31, 2010, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $100.4 million at March 31, 2010 (1)	$88.4	$99.2
Revolving line of credit of CAR Auto Finance segment receivables, rate of 4.8% at March 31, 2010, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $49.3 million at March 31, 2010 and is payable over a six-month amortization period beginning June 2011	30.2	31.0
Financing of JRAS Auto Finance segment receivables, rate of 10.5%, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $36.1 million at March 31, 2010 and which has expired and is currently callable	20.4	26.8
Financing of JRAS Auto Finance segment inventory, average rate of 24.0%, which is secured by inventory with an aggregate carrying amount of $1.0 million at March 31, 2010 and which is currently payable	0.6	1.4
Vendor-financed software and equipment acquisitions, average rate of 5.5% at March 31, 2010, secured by certain equipment with an aggregate carrying amount of $0.1 million at March 31, 2010, payable to 2010 through 2013	0.8	1.1
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, rate of 12%, secured by certain investments in previously charged-off receivables with an aggregate carrying amount of $2.6 million at March 31, 2010, payable through 2012	4.4	4.9
Total asset-backed structured financing notes outstanding (which are secured by assets with carrying amounts aggregating $189.5 million at March 31, 2010)	$144.8	$164.4

(1)  The terms of this lending agreement provide for the application of all excess cash flows (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. After repayment of the debt facility, 37.5% of the remaining excess cash flows will be allocated to the note holders as additional compensation for the use of their capital. Reflecting this arrangement, we have estimated all available cash flows to all parties and have reflected the results of such estimates in our determination of a contingent interest rate and contingent interest expense associated with this amortizing debt facility.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment and inventory lending arrangements) generally provide for a priority distribution of cash flows to us to service any underlying pledged receivables (cash flows that we consider adequate to meet our costs of servicing these receivables), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and, except as provided in the following paragraph with respect to the CAR facility and the JRAS facility, there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under all of the facilities other than the CAR facility and the JRAS facility. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $144.8 million of structured financing notes in the above table at March 31, 2010 is $189.5 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $44.7 million.

The $20.4 million JRAS facility scheduled above matured in January 2010, and we are in active discussions with the lender to provide for a modification of the covenants underlying the facility and to extend the payment terms of the facility. Notwithstanding these efforts, the loan is currently callable and there can be no assurance that we will not be required to repay the facility in the near term; if the lender decides to subject this loan to immediate repayment, we would be required to repay the outstanding loan balance in full or could be forced to surrender the loan and fee receivables serving as collateral for the loan. As of March 31, 2010, the maximum exposure to pre-tax loss of equity under this structured financing was $15.7 million. The CAR facility begins to amortize down in June 2011 over a six-month period.  In the event we are unable to secure either an extension of this facility or a replacement facility, the maximum exposure to pre-tax loss of equity under this CAR structured financing is $19.1 million as measured as of March 31, 2010.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures. Moreover, with the exception of our JRAS facility mentioned above, we are in compliance with the covenants underlying our various notes payable.

11.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., CompuCredit Corporation’s) commitments of $77.1 million at March 31, 2010 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of amounts we can fund through our securitization facilities. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which we have now done with respect to substantially all of our outstanding cardholder accounts.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, CompuCredit Corporation has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by its subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of March 31, 2010, neither CompuCredit Corporation nor any of its subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. CompuCredit Corporation’s guarantee is limited to its respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of March 31, 2010, the maximum aggregate amount of CompuCredit Corporation’s collective guarantees and direct purchase obligations related to all of its subsidiaries and equity-method investees was $68.9 million—a decrease from $72.0 million at December 31, 2009 as a result of declines in our liquidating credit card receivables portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases decline along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of CompuCredit Corporation’s affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect combined payments and charge offs to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.  Moreover, should we ever be required to fund any of the guarantees, there would be a concurrent increase in the underlying assets.

CompuCredit Corporation’s third-party originating financial institution relationships require security for its purchases of their credit card receivables, and CompuCredit Corporation has pledged $1.0 million in collateral as such security as of March 31, 2010. In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of March 31, 2010). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($19.8 million as of March 31, 2010).

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

CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that were the subject of the class action securities case prior to its dismissal. Our Board of Directors appointed a special litigation committee to investigate the allegations; that investigation concluded that the claims asserted were without merit; and we communicated that conclusion to Ms. Sue An’s legal counsel. Ms. An has filed suit against our directors, which is in the early stages.  We will vigorously contest the allegations in that complaint.

On December 21, 2009, certain holders of our 3.625% Convertible Senior Notes Due 2025 and 5.875% Convertible Senior Notes Due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and a potential future spin-off of our micro-loan businesses. We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On March 19, 2010, the U.S. District Court for the District of Minnesota transferred venue to the U.S. District Court for the Northern District of Georgia, and on April 6, 2010, we filed a Renewed Motion to Dismiss. The plaintiffs have sought leave to amend their complaint, to add new claims and certain of our officers as defendants, and have challenged our pending tender offer.  The plaintiffs recently sought temporary injunctive relief against our currently pending tender offer.  The litigation remains pending and we do not know when the court will rule on our motion to dismiss or the other relief requested. Consequently, should our Board of Directors ultimately approve a spin-off of our micro-loan businesses, it is possible that the spin-off ultimately might be delayed or enjoined by court order.  Likewise, the pending tender offer may be impacted by the plaintiffs’ claims.

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

The following table sets forth the computation of net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2010	2009
Numerator:
Loss from continuing operations attributable to controlling interests	$(42,781)	$(112,615)
Income from discontinued operations attributable to controlling interests	$—	$98
Loss attributable to controlling interests	$(42,781)	$(112,517)
Denominator:
Basic (including unvested share-based payment awards) (1)	47,834	47,546
Effect of dilutive stock options and warrants (2)	178	—
Diluted (including unvested share-based payment awards) (1)	48,012	47,546
Loss from continuing operations attributable to controlling interests per common share—basic	$(0.89)	$(2.37)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(0.89)	$(2.37)

Income from discontinued operations attributable to controlling interests per common share—basic	$—	$—
Income from discontinued operations attributable to controlling interests per common share—diluted	$—	$—
Net loss attributable to controlling interests per common share—basic	$(0.89)	$(2.37)
Net loss attributable to controlling interests per common share—diluted	$(0.89)	$(2.37)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  723,778 and 680,626 shares for the three months ended March 31, 2010 and 2009, respectively.

(2)
The effect of dilutive options is shown for informational purposes only.  As we were in a net loss position for all periods presented, the effect of including outstanding options would be anti-dilutive, and they are thus excluded from all calculations.

For the three months ended March 31, 2010 and 2009, there were no shares potentially issuable and thus includible in the diluted net income per common share calculation under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $37.16 and $45.22 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is approximately 5.5 million and 3.1 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 10, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

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

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,113,058 shares remained available for grant under this plan as of March 31, 2010.  Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $2.0 million and $1.2 million, respectively, for the three months ended March 31, 2010 and 2009, respectively.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three months ended March 31, 2010 and 2009, we expensed stock-option-related compensation costs of $0.4 million and $0.5 million, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Three Months Ended March 31, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	790,000	$31.75
Cancelled/Forfeited	—	—
Outstanding at March 31, 2010	790,000	$31.75	2.9	$—
Exercisable at March 31, 2010	290,000	$15.81	2.6	$—

As of March 31, 2010, our unamortized deferred compensation costs associated with non-vested stock options were $1.8 million. There were no stock option exercises during the three months ended March 31, 2010.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2010 and 2009, we granted 253,107 and 206,825 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $1.1 million and $1.1 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of March 31, 2010, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $4.9 million with a weighted-average remaining amortization period of 1.0 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes noncontrolling interests in the subsidiaries. We are amortizing these compensation costs commensurate with the applicable vesting period. The weighted-average remaining vesting period for stock still subject to restrictions was 1.1 years as of March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2009, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We contracted with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards and we have purchased the receivables relating to such accounts on a daily basis.  Today we manage the portfolios that we previously originated or acquired and are not currently offering new credit cards on a broad basis.

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

We also are servicing a portfolio of auto finance receivables that we previously originated through franchised and independent auto dealers, purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business and selling used automobiles through our own buy-here, pay-here lot.

Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from us, our equity method investees and third parties.

The most significant changes to our business during the three months ended March 31, 2010 were:

•
Our adoption of new accounting pronouncements which resulted in the consolidation of our securitization trusts onto our condensed consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, we present cash and credit card receivables held by our securitization trusts and debt issued from those entities as assets and liabilities on our condensed consolidated balance sheet as of March 31, 2010, and we adjusted our opening balance of total equity by $37.7 million reflecting the impact of adoption of the new accounting rules;

•
Our March 2010 acquisition of noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of March 31, 2010;

•
Our issuance of planned termination notices to affected U.S. call center employees to better leverage our global infrastructure, thereby outsourcing portions of our U.S. credit card customer service and collections operations; and

•
Our March 2010 repurchase pursuant to tender offer of $24.7 million in face amount of our 3.625% convertible senior notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $12.8 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes, thereby resulting in an aggregate gain of $13.9 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase) as reflected within our condensed consolidated statement of operations for the three months ended March 31, 2010.

As is customary in our industry, we historically have financed most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not sufficiently recovered to facilitate growth for us thus far. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality in the near term, and even if they were available, the current regulatory and economic environment and our current liquidity position are not attractive enough for us to want to originate new credit card receivables (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program).

In the current environment, wherein the only material cash flows we are receiving within our Credit Cards segment are those associated with servicing compensation until our securitization facilities are fully repaid, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have the effect of reducing our potential for profitability both in the near term and over the long term. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can support with servicing compensation as its only cash inflow will not cause further impairments in the fair values of our credit card receivables; however, this outcome cannot be assured.

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

Subject to the availability of growth capital at attractive terms and pricing, which is difficult to obtain in the current market, our shareholders should expect us to continue to evaluate and pursue (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business, (2) modest investments in other assets or businesses that are not necessarily financial services assets or businesses, and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as was done at December 31, 2009 and currently is in process through a tender offer) or through a potential spin-off of our micro-loan businesses.  Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure until we can finance and complete any potential acquisitions.

Potential Spin-Off of Micro-Loan Businesses

    On November 5, 2009, our Board of Directors authorized management to review and evaluate the merits of a proposal to spin-off our U.S. and U.K. micro-loan businesses into a separate, publicly traded company called Purpose Financial Holdings, Inc. Once management completes its review and evaluation and makes a recommendation, if any, to the Board, the Board will consider the merits of the proposal.

In connection with management’s review of the proposal to spin-off our U.S. and U.K. micro-loan businesses; Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010, amended the registration statement in response to SEC comments on March 29, 2010, and continues to work on the transactional documents and further registration amendments in response to a second round of SEC comments.  The spin-off remains subject to a number of conditions, including, among others:

•	approval from our management;

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10, to be effective;

•
our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the private letter ruling that we received from the Internal Revenue Service (“IRS”) not being revoked or modified in any material respect; and

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance.

We cannot assure you that any or all of these conditions will be met.

CONSOLIDATED RESULTS OF OPERATIONS
	For the Three Months Ended March 31,		Income Increases (Decreases) from
(In thousands)	2010	2009	2010 to 2009
Earnings:
Total interest income	$84,214	$20,130	$64,084
Interest expense	(17,633)	(10,192)	(7,441)
Fees and related income on earning assets:
Retail micro-loan fees	18,187	16,676	1,511
Internet micro-loan fees	19,242	11,788	7,454
Fees on credit card receivables held on balance sheet	9,590	—	9,590
Changes in fair value of loans and fees receivable recorded at fair value	40,910	—	40,910
Changes in fair value of notes payable associated with structured financings recorded at fair value	32,596	—	32,596
Income on investments in previously charged-off receivables	7,300	4,319	2,981
Gross (loss) profit on auto sales	(1,522)	8,471	(9,993)
Gains on investments in securities	60	77	(17)
Other	531	1,315	(784)
Other operating income:
Loss on retained interest in credit card receivables securitized	—	(158,255)	158,255
Fees on securitized receivables	—	6,229	(6,229)
Servicing income	2,019	39,404	(37,385)
Ancillary and interchange revenues	3,231	5,998	(2,767)
Gain on repurchase of convertible senior notes	13,896	160	13,736
Equity in loss of equity-method investees	(280)	(2,182)	1,902
Total	$212,341	$(56,062)	$268,403
Provision for loan losses	173,414	12,253	(161,161)
Operating expenses:
Salaries and benefits	10,838	14,232	3,394
Card and loan servicing	41,535	57,629	16,094
Marketing and solicitation	5,363	4,146	(1,217)
Depreciation	3,492	6,327	2,835
Other	17,770	25,194	7,424
Noncontrolling interests	(1,651)	2,589	(4,240)

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Total interest income. In the three months ended March 31, 2010, total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The significant increase over the three months ended March 31, 2009 exclusively results from changes in accounting rules which required us to consolidate our previously off-balance-sheet securitized credit card receivables onto our balance sheet effective on January 1, 2010.  As such, our first quarter 2010 total interest income includes the finance charges and late fee billings associated with these receivables; whereas, such finance charges and late fee billings on these receivables were not included within total interest income in 2009. But for the effects of this accounting change, we would have experienced declining total interest income in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 due to net liquidations of our auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bond investments, on bonds distributed to us from our equity-method investees and prior to January 1, 2010 accounting changes on a subordinated, certificated interest in a securitization trust owned by one of our majority-owned subsidiaries. Principal amortization has caused a reduction in interest income levels associated with some of these investments.  However, it is possible that we may experience some growth in this category in the future associated with further investments we recently made and may maintain in debt securities.

Interest expense.  The increases are primarily due to our previously mentioned January 1, 2010 consolidation of debt facilities underlying our formerly off-balance-sheet credit card receivables securitizations, as well as increased pricing on debt facilities within our Auto Finance segment (with ACC’s $103.5 million amortizing debt facility entered into in the fourth quarter of 2009). But for these two factors, and consistent with our expectations for interest expense in the future, we would have experienced declines in interest expense because our debt facilities are being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities.  Similarly, the de-levering of our MEM operations in 2009 and its repayment of its outstanding debt by the end of 2009 also served to offset the credit card receivables accounting change’s impact on our interest expense levels.

Moreover, notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect our February 2010 repurchase of $24.7 million in face amount of our 3.625% convertible senior notes and $15.6 million in face amount of our 5.875% convertible senior notes to result in lower interest expense in future quarters. Other potential purchases of these notes would have a similar effect in reducing our future interest expenses levels.

Fees and related income on earning assets. The significant factors affecting our levels of fees and related income on earning assets include:

•
changes in accounting rules that required us to consolidate our formerly off-balance-sheet securitized credit card receivables (and their related debt) onto our balance sheet at fair value effective January 1, 2010, and our recording of changes in the fair value of these assets and related debt on two separate line items within this consolidated statement of operations category—such changes in fair value line items representing an ongoing source of potential volatility in the level of our fees and related income on earning assets;

•
our December 2009 reconsolidation of the credit card receivables previously held off-balance sheet within our lower-tier originated portfolio master trust given our December 2009 repayment (with investor consent) of the remaining outstanding debt within that trust;

•	increases in Internet micro-loan fees, reflecting the organic growth of our MEM operations;

•
increases in 2010 income within our Investments in Previously Charged-Off Receivables segment, principally reflecting the growth within this segment subsequent to the termination of its forward flow arrangement with Encore and the adverse effects of the disputes with Encore that existed in the three months ended March 31, 2009 prior to our favorable settlement of the disputes in the three months ended September 30, 2009; and

•
gross losses in 2010 (versus profits in 2009) on automotive vehicle sales relating to our suspension of operations in all but one lot and our minimization of additional inventory purchases within our JRAS operations while those operations continue to amortize their financing facility.

We expect Auto Finance segment gross profits to be lower throughout the remaining quarters of 2010 than we experienced in 2009 given our decision to suspend operations at all but one JRAS lot and minimize additional purchases of inventory by JRAS as it continues to amortize its financing facility.

Similarly, given expected net liquidations in our credit card receivables (absent possible portfolio acquisitions) throughout 2010, we expect to experience declining levels of fee income on credit card receivables throughout 2010. For the same reason, we also expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) throughout 2010. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) during 2010. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

Additionally, because of its settlement with Encore, prospects for profits and revenue growth within our Investments in Previously Charged-off Receivables segment are now enhanced. This segment continues to purchase pools of charged-off receivables at favorable pricing that reflects an oversupply of charged-off paper in the marketplace. Moreover, this segment continues to seek and obtain third-party financing for future purchases.  Nevertheless, the economic downturn’s impact on the segment’s ability to collect certain pools of previously charged-off paper at sufficient levels to earn its desired returns and corporate-level liquidity constraints on the amount of capital that we are willing and able to allocate to this segment for its purchase of previously charged-off paper at its desired levels could prevent this segment from growing as rapidly as desired.

Lastly, we currently expect continued growth in fees from our U.K.-based, Internet, micro-loan operations within MEM as this entity continues to execute on its growth plans. Moreover, we expect increased retail micro-loan fees as well as continued and higher profitability for the Retail Micro-Loans segment for the remainder of 2010.

Loss on securitized earning assets. As applicable only in the three months ended March 31, 2009, loss on securitized earning assets is  the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

Given new accounting rules that required the consolidation of all of our off-balance-sheet securitization trusts effective January 1, 2010, we will not experience any further income items within this category as the underlying items are now included within total interest income and fees and related income on earning assets.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which have affected the levels of our loss on retained interests in credit card receivables securitized and fees on securitized receivables in 2009 and prior periods and which affect our total interest income, provision for loan losses, and fees and related income on earnings assets consolidated statement of operations categories (including the change in fair value of credit card receivables recorded at fair value and change in fair value of notes payable associated with structured financings recorded at fair value line items within our fees and related income on earnings assets category) throughout 2010 and future periods.

Servicing income.  With the 2010 consolidation of our formerly off-balance-sheet credit card securitizations, we now eliminate that portion of securitization income received from the securitization trusts against the corresponding securitization trust expense. As such, our servicing income has declined sharply from 2009 levels, which included servicing income received from then non-consolidated securitization trusts. Going forward, our reported servicing income will be comprised of only that portion of servicing paid to us by our equity method investees and any other third parties. Moreover, we expect declines in such income absent possible future success in our efforts to obtain contracts to service portfolios for new equity method investees or other third parties.

Ancillary and interchange revenues. During periods, unlike our current period, in which we are actively originating credit card accounts or in which credit card accounts are open to cardholder purchases, we market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. The significant decline in our ancillary revenues associated with these activities and our interchange revenues corresponds with our account closure actions and the net liquidations we experienced in all of our credit card receivables portfolios throughout 2009. Absent portfolio acquisitions, we expect only immaterial amounts of ancillary and interchange revenues in the future.

Gain on repurchase of convertible senior notes. In the three months ended March 31, 2010 and under the terms of a tender offer for the repurchase of both series of our convertible senior notes, we repurchased $24.7 million in face amount of our 3.625% convertible senior notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $12.8 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes.  The repurchases resulted in an aggregate gain of $13.9 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase). Similarly, in the three months ended March 31, 2009, we repurchased $300,000 in face amount of our 3.625% notes. The purchase price for these notes totaled $90,000 (including transaction costs and accrued interest) and resulted in a gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase). We are actively pursuing repurchases of our convertible senior notes in 2010, which would result in additional as of yet unknown gains upon such repurchases.

Equity in loss of equity-method investees. The continued adverse results with respect to our equity-method investees reflect the effects of poor economic conditions on the performance of our equity-method investees’ credit card receivables portfolios. Absent possible investments in new equity-method investees in the future, we expect gradually declining effects our equity-method investments on our operating results. We expect to see continued liquidations in the credit card receivables portfolios held by our equity-method investees for the foreseeable future, and we expect future results (whether loss or income) from our current equity-method investees that will not be material to our financial condition or operating results.

Provision for loan losses.  Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. The increase in the provision for loan losses is almost exclusively due to the consolidation of our formerly off-balance-sheet credit card receivables securitizations onto our consolidated balance sheet pursuant to accounting rules changes effective as of January 1, 2010. Absent the consolidation of our credit card receivables in connection with required accounting changes, our provision for loan losses would have marginally increased between the three months ended March 31, 2009 and 2010 primarily due to growth within our MEM operations and increased provisions related to the closure of several of our JRAS sales and servicing locations and the corresponding impact on expected charge offs, these increases being offset slightly by net liquidations in our auto finance receivables.

Similarly, we expect continued reductions in our provision for loan losses from the level experienced in the three months ended March 31, 2010 attributable to expected net contractions in our credit card and auto finance receivables with the gradual net liquidation of these portfolios. The level of contraction in these receivables is expected to outpace growth in receivables within our Retail Micro-Loans and Internet Micro-Loans segments. Moreover, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2010 versus 2009 (other than potential improvements if and as the economy improves); such improvements could further contribute to expected reductions in our provision for loan losses.

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

•
decreases within card and loan servicing expenses, primarily as a result of credit card and auto finance receivables portfolio liquidations—such decreases being partially offset by increased costs associated with MEM given its significant expansion throughout 2009 and into the three months ended March 31, 2010;

•	decreases in depreciation due to cost containment measures, specifically a diminished level of capital investments by us; and

•
lower other expenses (which include, for example, rent and other occupancy costs, legal and professional fees, transportation and travel costs, telecom and data processing costs, insurance premiums, and other overhead cost categories) as we continue to adjust our associated internal costs based on the declining size of our existing portfolios;

 offset, however, by:

•	higher marketing and solicitation costs based on growth plans within our Internet Micro-Loans segment.

While we incur certain base levels of fixed costs, the majority of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets. In addition, we have terminated various operations that were start-up in nature and were not individually meeting our current capital allocation requirements. Given our current focus on cost-cutting and maximizing shareholder returns in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets will improve, we expect further reductions in most cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our net liquidating portfolio of managed receivables. As an example, and as noted elsewhere in this Report, we took actions (including issuing planned termination notices to affected U.S. call center employees) to better leverage our global infrastructure, thereby outsourcing portions of our U.S. credit card customer service and collections operations in the first quarter of 2010, and given the lower costs of labor within the countries where our outsourcing vendors are located, we expect lower costs associated with our credit card customer service and collection operations in subsequent 2010 quarters.

Notwithstanding our cost-cutting efforts and focus, we continue to incur heightened legal costs and will continue to incur these costs at heightened levels until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our credit cards segment cash inflows are sufficient to cover the direct variable costs of this segment and a portion, but not all, of the segment’s share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, should we not be successful in further reducing overhead costs, we will experience continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 13, “Stock-Based Compensation”) as noncontrolling interests in our consolidated statements of operations. Our noncontrolling interests historically have been principally comprised (1) of financing partners in our Credit Cards segment  majority-owned subsidiaries, with respect to which activity levels are gradually diminishing with liquidations of our credit card receivables portfolios and which have incurred net losses in recent periods and may incur further net losses in the future, (2) of management team members in our Investments in Previously Charged-off Receivables segment majority-owned subsidiary (which typically has experienced net income and is expected to experience growing net income in future periods), and (3) of management team members in our MEM majority-owned subsidiaries (which are experiencing growing profitability, but with respect to which we recently have purchased noncontrolling interests). In December 2009, we repurchased for $2.2 million certain noncontrolling interests in MEM representing 2.5% of the total outstanding ownership of MEM. Additionally, in March 2010, we acquired noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of March 31, 2010. All things being equal, these reduced outstanding noncontrolling interests in our MEM majority-owned subsidiaries can be expected to reduce our net income attributable to noncontrolling interests in the future. Lastly, we purchased all of the noncontrolling interests held by management team members in our Investments in Previously Charged-off Receivables segment in the three-month period ended March 31, 2010; all things being equal, this purchase also can be expected to reduce our net income attributable to noncontrolling interests in the future.

Income taxes. Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were -2.6% and 34.5% for three months ended March 31, 2010 and 2009, respectively. We have experienced no material changes in effective tax benefit rates associated with differences in filing jurisdictions between these periods, and the variations in effective tax benefit rates between these periods are substantially related to the effects of $12.3 million in valuation allowances provided against income statement-oriented U.S. federal, foreign and state deferred tax assets during the three months ended March 31, 2010.  There were no corresponding valuation allowances during the three months ended March 31, 2009.  As computed without regard to the effects of all U.S. federal, foreign, state, and local tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax benefit rates would more likely than not have been 28.0% and 34.5% for the three months ended March 31, 2010 and 2009, respectively. Our negative effective tax benefit rate during the three months ended March 31, 2010 results from (1) U.K. tax expense provided associated with our profitable MEM operations and (2) interest accruals on unrecognized tax benefits, both such expense categories being set against a backdrop full valuation allowances which offset the tax benefits of our more significant U.S. losses from operations.

Credit Cards Segment

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card receivables portfolios. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. Also, while insignificant currently, revenues (during previous periods of account origination and in which accounts were open to cardholder purchases) also have included those associated with (1) our sale of ancillary products such as memberships, insurance products, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

 The way we record these receivables in our consolidated balance sheets and in our consolidated statements of operations depends on the form of our ownership. While the underlying activities are similar between each of our portfolios, there are differences, and how we reflect these activities in our financial statements differs dramatically depending on our ownership form. These forms currently include:

•	originated or purchased; and

•	consolidated or non-consolidated.

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

Prior to accounting rules changes requiring consolidation of our formerly off-balance-sheet credit card receivables securitization trusts effective January 1, 2010, substantially all of our credit card receivables were securitized through off-balance-sheet securitizations. In these securitizations, we sold the receivables to trusts, and generally recognized gains on such sales that we referred to as a securitization gains. Because we sold these receivables in accordance with applicable accounting standards in effect at the time, we removed them from our consolidated balance sheets. We recorded the operating activities associated with our securitized credit card receivables in the fees and related income on securitized earning assets category in our consolidated statements of operations (a category which is no longer applicable after 2009). The sub-categories of income on these securitized receivables included: (1) the securitization gains noted above; (2) income from (and more recently, loss on) retained interests in credit card receivables securitized, which generally included finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which included activation fees, returned-check fees, cash advance fees and other fees. We recorded fee charge offs for securitized receivables as an offset to their related revenues, and we accounted for net principal charge offs as an offset in determining income from retained interests in credit card receivables securitized.

During any periods (including all post-2009 periods) in which we hold credit card receivables on our balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within our provision for loan losses. Additionally, because we currently report our formerly securitized credit card receivables at fair value in our consolidated financial statements, we show the effects of fair value changes as a component of fees and related income on earning assets in our condensed consolidated statements of operations.

We historically have originated and purchased our credit card portfolios through subsidiary entities. Generally, if we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of equity-method investees category on our condensed consolidated statements of operations.

Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to an off-balance-sheet securitization trust. Additionally, while we include within managed receivables those receivables we manage for our consolidated subsidiaries, we exclude from managed receivables our noncontrolling interest holders’ shares of the receivables. Lastly, we include within managed receivables only our economic share of the receivables that we manage for our equity-method investees.

Financial, operating and statistical data based on aggregate managed receivables are vital to any evaluation of our performance in managing our credit card portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the portfolios that we formerly reported as off-balance-sheet securitizations in 2009 and prior periods.

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition for 2009 and prior periods that substantially all of our credit card receivables were sold in off-balance-sheet securitization transactions; (2) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (3) inclusion of our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results.

As noted above, we typically have purchased credit card receivables portfolios at substantial discounts. In our managed basis statistical data, we apply a portion of these discounts against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin in our managed basis statistical data using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the credit card accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table presents the delinquency trends of the credit card receivables that we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):
	At or for the Three Months Ended
	2010	2009				2008
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$1,259,687	$1,523,105	$1,751,037	$2,049,503	$2,299,925	$2,714,375	$3,041,877	$3,126,936
Period-end managed accounts	1,888	2,080	2,620	3,031	3,392	3,801	4,171	4,358
Percent 30 or more days past due	20.2%	22.5%	21.0%	20.5%	23.3%	23.8%	18.8%	18.0%
Percent 60 or more days past due	16.0%	17.1%	15.8%	15.7%	18.7%	17.4%	13.9%	13.4%
Percent 90 or more days past due	12.5%	12.1%	11.1%	11.6%	14.6%	12.7%	9.8%	9.7%

Average managed receivables	$1,396,628	$1,633,455	$1,916,291	$2,190,561	$2,530,390	$2,903,953	$3,079,867	$3,227,006
Combined gross charge-off ratio	42.8%	42.7%	45.9%	54.4%	52.6%	33.9%	33.0%	50.6%
Net charge-off ratio	34.8%	33.5%	30.0%	29.7%	20.7%	14.8%	15.4%	21.5%
Adjusted charge-off ratio	34.5%	33.0%	29.5%	29.2%	20.2%	14.2%	14.5%	20.3%
Total yield ratio	29.4%	30.5%	55.7%	34.0%	36.2%	46.4%	44.4%	45.3%
Gross yield ratio	21.2%	22.1%	21.5%	20.6%	22.0%	25.3%	24.8%	23.1%
Net interest margin	14.9%	14.0%	14.7%	11.7%	3.7%	13.6%	14.8%	12.3%
Other income ratio	4.7%	5.9%	22.7%	(4.8)%	(1.9)%	9.8%	7.7%	(0.8)%
Operating ratio	11.2%	16.8%	11.4%	10.2%	9.3%	8.6%	9.1%	9.8%

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

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

Our lower-tier credit card receivables typically experience substantially higher delinquency rates and charge-off levels than those of our other originated and purchased portfolios. Throughout 2009 and into the first quarter of 2010, our delinquency statistics have benefited from a mix change whereby disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

Notwithstanding that delinquencies and charge offs are lower in more mature credit card receivables portfolios (like ours) that have passed through their peak delinquency and charge-off stages, we took significant account actions that caused a rise in delinquencies in the fourth quarter of 2008 and in the first quarter of 2009—namely significant credit line reductions and account closures. We know from our experience with purchasing credit card portfolios from others that when we reduce credit lines and close accounts, we cause an acceleration of delinquencies and charge offs for those cardholders, many of whom ultimately would have charged off after a longer period of account utilization. We do not believe, however, that credit line reductions and account closures cause good-performing cardholders to charge off at significantly higher levels. This is to say that we believe credit line reductions and account closures cause an accelerating shift forward in credit card charge-off curves, rather than causing a lift in these curves.

We do note, however, that our fall 2008 credit line reductions and account closures certainly did not account for all of the increase in delinquencies at December 31, 2008 and the further trending year over year increases in quarter-end delinquencies throughout 2009. We saw a significant downward shift in payments rates generally beginning in November 2008, and our delinquency statistics reflect this and the effects of continued economic weakness and increasing unemployment rates on the ability of our cardholders to make their required minimum payments. Higher delinquencies at December 31, 2008 and March 31, 2009 translated into higher charge-off rates in the first two quarters of 2009. Now that the largest wave of account reduction and account closure-related charge offs has cycled through, we ordinarily would expect to begin to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is starting to bear out as noted in the slight declines in our March 31, 2010 delinquency statistics and is consistent with our expectations for the rest of 2010.

Lastly, given that certain structured financing facilities (including, as of January 2010, the structured financing facility underlying our largest portfolio of credit card receivables within our upper-tier originated portfolio master trust) have entered early amortization, the effect of which is to reduce the cash flows we receive from the securitization trusts, it is conceivable that we may experience further deterioration in payment rates and higher delinquencies and charge offs; the liquidity challenges associated with such reduced cash inflows to us may cause us to have to reduce our servicing personnel and costs, thereby reducing the effectiveness of our collection efforts.

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

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these receivables relative to all of our other outstanding credit card receivables, all things being equal, we would expect reduced charge-off ratios.  As previously mentioned, however, recent credit line reduction and account closure actions and the effects of continued economic weakness and increasing unemployment rates resulted in higher quarterly charge offs in 2009 than in comparable 2008 quarters. The trend of higher year over year quarterly charge-off levels reversed in the first quarter of 2010 as the impact of account closure actions is largely complete.

Combined gross charge-off ratio. Our combined gross charge-off ratio was significantly elevated in the first two quarters of 2008 due primarily to marketing volume-based fluctuations caused by greater volumes of our lower-tier credit card accounts originated in prior quarters that reached their peak charge-off levels in those quarters. Subsequently this rate dropped to below the average historical combined gross charge-off ratio we traditionally experienced. The increase in combined gross charge-off levels experienced in 2009 is largely attributable to (1) credit line reduction and account closure actions undertaken in the fall of 2008, which have resulted in an acceleration of charge offs, and (2) the significantly adverse effects of continued economic weakness and increasing unemployment rates. We did experience a modest drop in our combined gross charge-off ratio in the second half of 2009, and this decline continued in the first quarter of 2010 and is expected to continue throughout 2010 as the remaining receivables continue to liquidate at more predictable levels.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Variations in the rates of growth or decline in the net charge-off ratio relative to those of our combined gross charge-off ratio can be caused by (1) the relative volumes of principal versus fee credits provided to customers associated with settlement programs and payment incentive programs—such credits being treated as charge offs in our various managed receivables statistics and (2) the relative percentage of our charge offs within our lower-tier credit card portfolio (for which fee charge offs relative to principal charge offs are much greater than with our other originated and purchased portfolios). For example, the net charge-off ratio increased at a greater rate than the gross charge-off ratio in the second quarter of 2008 because peak vintage charge offs of our lower-tier credit card receivables before that quarter reversed prior experienced trending changes in mix toward a greater percentage of our portfolio being comprised of relatively low principal balance lower-tier credit card receivables. See our net interest margin and other income ration discussions for further discussion of the relative volumes of principal versus fee credits provided to customers on settlement programs.

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

Favorably affecting our fourth quarter 2008 total and gross yield ratios were changes to terms and re-pricings for many of our credit card accounts to reflect the higher risks and costs we face in the current economic climate. In fact, these ratios suffered somewhat in 2008 prior to these changes to terms and re-pricings as we were effectively prohibited against making such changes by one of our issuing bank partners—a matter that currently is subject to our claims against this issuing bank partner in litigation. While our recent changes to terms and re-pricings are expected to help somewhat with our economics going forward, they have not been adequate enough to offset the adverse 2009 effects on our total and gross yield ratios of the significantly greater late stage delinquencies (for which we do not bill finance charges or fees) that correspond with our credit line reduction and account closure actions and with the significantly adverse effects of continued economic weakness and heightened unemployment rates as discussed above.

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

Notwithstanding the above factors causing trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the first quarter of 2010, the third quarter of 2009, the fourth quarter of 2008, and the second quarter of 2008 due to relatively significant gains associated with debt repurchases in those quarters as detailed and quantified in the discussion of our other income ratio below.

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

Our net interest margin in the second quarter of 2008 was depressed due to changes within our lower-tier credit card receivables portfolio. This portfolio generated lower finance charge and late fee billings in the first two quarters of 2008 due to the significant portion of the accounts within that portfolio that were in late stages of delinquency—stages for which we do not bill finance charges or late fees. Further, many accounts within that portfolio reached peak charge-off vintage levels and charged off during those quarters, resulting in higher finance charge and late fee charge offs netting against yields in the determination of our net interest margin for the quarters. Because large volumes of second and third quarter of 2007 lower-tier credit card receivables had rolled through their peak charge-off vintage levels by the end of the second quarter of 2008, the net interest margin increased for the third quarter of 2008. It declined in the fourth quarter of 2008, however, because of continued reductions in our lower-tier credit card receivables as a percentage of our total managed receivables and because of a heightened level of negative amortization-related credits issued in that quarter.

Given our credit line reduction and account closure actions undertaken in the fall of 2008, we experienced further declines in our net interest margin for the first quarter of 2009 as reduced finance and late fee billings, coupled with an acceleration of charge offs, contributed to depress our net interest margin to historic lows. These effects were exacerbated by significant finance charge and fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates. We experienced improvements in our net interest margins in subsequent 2009 quarters and in the first quarter of 2010, however, because relative to our first quarter of 2009 incentive payment programs, other 2009 quarters’ incentive program credits were weighted more toward principal credits (which is consistent with the trending increases in our net charge-off ratios in the last three quarters of 2009 and the first quarter of 2010, notwithstanding trending decreases in our gross charge-off ratios over this same period) than toward finance charge and late fee credits. For the foreseeable future, we expect relative stability in our net interest margin within a range that we saw in the second and third quarters of 2009 (i.e., 11.7% to 14.7%) and generally at the higher end of that range.

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

In the second quarter of 2008, we experienced a significant decline in our other income ratio due primarily to higher charge offs in that quarter resulting from marketing volume-based volatility in our lower-tier credit card receivables portfolios and from seasonal increases in charge offs that were amplified somewhat by economic pressures felt by our cardholders. Our aforementioned negative amortization-related finance charge and fee reversal changes to our billing practices also negatively impacted our other income ratio in the second, third and fourth quarters of 2008.

In the second quarter of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first and second quarter 2008 net interest margins impacted our first and second quarter 2008 other income ratios—such factors including the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees and the large proportion of lower-tier credit card accounts that reached peak charge-off vintage levels and charged off during the quarters, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio.  The second quarter 2008 other income ratio would have been worse but for a $13.7 million gain on the repurchase of our convertible senior notes; excluding this gain, the ratio would have declined to -2.5%. Repurchases of our convertible senior notes also served to positively impact our other income ratio in the fourth quarter of 2008. As computed without regard to a $48.0 million gain related to these fourth quarter repurchases, our other income ratio would have been 3.2%, lower than the 7.7% experienced in the third quarter primarily due to the effects of account closure actions and annual and other fee reversals associated therewith, heightened levels of negative amortization-related fee reversals, and credits provided within our originated portfolios under collection programs aimed at stimulating cardholder payments.

Our credit line reduction and account closure actions undertaken in the fall of 2008 also served to depress our other income ratio in the first and second quarters of 2009 as our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables. These actions, coupled with the aforementioned fee credits issued in the first and second quarters of 2009 under incentive programs aimed at increasing payment rates, resulted in a negative other income ratio in the first and second quarters of 2009. Moreover, but for our recognition of a $114.0 million gain on our purchase and subsequent cancellation of notes issued by our originated portfolio master trust recognized in the third quarter of 2009, the same actions and fee credits would have resulted in a -1.1% other income ratio in the third quarter of 2009. Our other income ratio recovered somewhat in the fourth quarter of 2009 and the first quarter of 2010 and was positively impacted in the first quarter of 2010 with further repurchases of our convertible senior notes. As computed without regard to a $13.9 million gain related to these first quarter repurchases, our other income ratio would have reduced from 4.7% in the three months ended December 31, 2009 to 0.7% in the three months ended March 31, 2010 in line with our expectations. We expect a positive generally low single digit other income ratio for the foreseeable future unless we experience gains associated with future debt repurchases, which could cause the ratio to increase significantly.

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

In the second and third quarters of 2008, we had lower operating expenses, primarily due to our slow-down in originations (customer interactions and related costs are higher in the first few months after card activation than they are for more mature credit card accounts as noted above) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets. In fact our second quarter 2008 ratio would have been even lower, but for a $5.5 million impairment charge in the second quarter of 2008 associated with a sublease of 183,461 square feet of office space at our corporate headquarters. The operating ratio in the third quarter of 2008 was further reduced below that of the second quarter (as adjusted for the lease impairment charge mentioned above) primarily due to our continued expense reduction efforts. While expense reductions continued into the fourth quarter of 2008 and in 2009, our managed receivables levels have been dropping at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we recently have experienced a trending increase in our operating ratio. The increase in our operating ratio in the fourth quarter of 2009, however, is based on our determination that the residual interest associated with our U.K. Portfolio is permanently impaired and our commensurate realization within our consolidated statement of operations of a $26.1 million translation loss associated with this portfolio in the fourth quarter of 2009 (such amount which was previously included as an accumulated other comprehensive loss offset to total equity). Absent this charge, our operating ratio would have fallen to 10.4% for the quarter, largely due to modest legal cost reductions. Our first quarter 2010 operating ratio reflects the positive impacts of continued cost-cutting efforts which will continue to benefit our 2010 ratios, and our operating ratios should fluctuate only slightly from the ratio experienced in the first quarter of 2010.

Future Expectations

Because of our account closure actions and our expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to improve significantly from their current levels for the foreseeable future. There are significant economic factors that are likely to adversely affect our future Credit Cards segment performance, including ongoing challenges to the U.S. and U.K. economies and continually heightened unemployment rates within both countries as the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Based largely, we believe, on heightened unemployment and underemployment rates in the U.S., we have seen somewhat lower payment rates—the effects of which include yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows on our portfolios. It is also possible that litigation noted in this Report may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our operating ratios.

Investments in Previously Charged-Off Receivables Segment

For the three months ended March 31, 2010 and 2009, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended March 31,
	2010	2009
Unrecovered balance at beginning of period	$29,669	$47,676
Acquisitions of defaulted accounts	3,597	17,373
Cash collections	(14,581)	(13,880)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our condensed consolidated statements of operations)	7,300	4,319
Unrecovered balance at end of period	$25,985	$55,488
Estimated remaining collections (“ERC”) (1)	$90,410	$124,636

(1)	We anticipate collecting 43.9% of the ERC of the existing accounts over the next 12 months, with the balance to be collected thereafter.

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

Previously charged-off receivables held as of March 31, 2010 principally are comprised of:  normal delinquency charged-off accounts purchased from outside third parties; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts.

We generally estimate the life of each pool of charged-off receivables we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately 60 months for Chapter 13 Bankruptcy-related debt.  Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our now-settled dispute with Encore arose in 2008; that dispute caused a mix change toward our having to hold significant investments in normal delinquency charged-off accounts purchased from the securitization trusts we service—investments that prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal was the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program had experienced lower overall placement volumes primarily due to Encore’s decision to discontinue balance transfer program placements to us during the term of the now-settled Encore dispute.

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

The primary factor affecting comparisons of our cost recovery method income between the three months ended March 2009 and 2010 are the effects of the now-terminated forward flow agreement with Encore, the disputes under which depressed income during the three months ended March 2009 prior to our favorable settlement of these disputes in the three months ended September 30, 2009.

Until the Encore dispute arose in 2008, the segment had, almost simultaneously with each of its purchases from our securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter of 2008, however, as a result of Encore’s refusal to purchase receivables under the forward flow contract. During the term of this now-settled dispute, our Investment in Previously Charged-Off receivables segment retained its purchased charge offs on its balance sheet and undertook collection activities to maximize its return on these purchases. The retention of these receivables caused significant reductions in its earnings relative to periods prior to the arisen dispute given the mismatching of cost recovery method collection expenses with their associated revenues (i.e., as collection expenses were incurred up front, while revenue recognition was delayed until complete recovery of each respective acquired portfolio’s investment).

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

With the Encore settlement now behind us, we do not expect our Investments in Previously Charged-Off Receivables segment to return to pre-dispute profitability levels in the near future. Encore will no longer be purchasing the portfolios of previously charged-off receivables that this segment purchases from our Credit Cards segment.  As such, the segment will likely hold previously charged-off receivables on its balance sheet and collect on them—thereby giving rise to the aforementioned cost-recovery-induced expense and revenue timing mismatches. Additionally, even if our Investments in Previously Charged-Off Receivables segment were to identify a buyer for its holdings of these previously charged-off receivables, it is likely that such a buyer would pay significantly less than Encore did. Under its fixed-price commitment, Encore was paying a price that was reflective of the high valuations being placed on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged-off paper is significantly greater. Moreover, we do not anticipate that our Investments in Previously Charged-Off Receivables segment will be purchasing previously charged-off receivables in the near future at the same volumes as it was prior to the beginning of the Encore dispute.

Notwithstanding the above-discussed factors surrounding our Investments in Previously Charged-Off Receivables segment’s historic purchases of previously charged-off receivables from our Credit Cards segment, an increase in the availability of third-party charged-off paper has created several opportunities for us since the fourth quarter of 2008. We have been able to complete several large purchases of charged-off portfolios from third parties at attractive pricing. The increasing supply of charged-off paper also is likely to result in further opportunities to acquire third-party charged-off receivables portfolios at prices under which we can generate significant returns, we expect to increase our purchases of charged off portfolios from third parties in the coming year.

Over the past year or so, our Investments in Previously Charged-Off Receivables segment has seen an improved environment for the purchase of Chapter 13 Bankruptcy-related debt. It recently obtained financing for these purchases, as well as for normal delinquency portfolios.  The pricing of Chapter 13 Bankruptcy-related debt has been attractive enough to allow for our purchase of several sizable portfolios of this type that are expected to produce attractive returns for us. With our current credit facilities available for Chapter 13 Bankruptcy and normal delinquency purchases, we expect to expand our purchasing activity over the coming months.

Micro-Loan Businesses

Our micro-loan businesses principally consist of marketing, servicing and/or originating small-balance, short-term loans (generally less than $500 or the equivalent thereof in the British pound for pound-denominated loans for less than 30 days) through a network of 313 retail branch locations in the U.S. and via the Internet in both the U.S. and the U.K.  Operations through our retail branch locations are referred to as our “Retail Micro-Loans” segment, while our micro-loans made through the Internet are referred to as our “Internet Micro-Loans” segment.

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

We also cash checks for our customers at a fee calculated as a percentage of the face of the check in certain locations. We also may charge and collect additional fees for loan originations, returned checks, late fees and other fees as allowed by governing laws and statutes. Currently, origination fees range from $15 to $30 but are subject to change pursuant to changes in applicable laws. Fees for returned items declined due to NSF and closed accounts are typically set by state and range from $30 to $50, while late fees, which also vary by state, can be as high as $50.

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

Our deferred presentment service businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations or new or more restrictive laws or regulations, or interpretations thereof, will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.  For example in the state of South Carolina, new laws have been enacted to require the use of a database to limit consumers to one outstanding micro-loan.  This caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us and were forced to choose and utilize the services of only one micro-loan provider. Moreover, we continue to face regulatory challenges in the state of Ohio, and a new database requirement is being implemented in the state of Kentucky during the second quarter of this year. Although the effects of the South Carolina database requirements have not been (and Kentucky’s forthcoming requirements are not expected to be) material to our financial statements and although we believe we may be able to implement alternative business and lending models that will allow our continued profitable operations in Ohio for the foreseeable future, we cannot assure any particular Kentucky or Ohio outcomes. We are active in FISCA and continually monitor federal, state and local regulatory activity through FISCA, as well as state and local lobbyists.

During the second quarter of 2009, we elected to close all the remaining locations in Arkansas due to an increasingly negative regulatory environment in that state.  We have included our Arkansas results in the discontinued operations category in our consolidated statements of operations for all periods presented. Additionally, during the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we focused on potential opportunities in the U.K.  To test market receptiveness for our products in the U.K. we opened a total of four locations during 2006 and 2007.  Subsequently, capital requirements to continue these exploratory operations became excessive and we decided to discontinue our efforts and closed these locations during 2009.

During the three months ended March 31, 2010 and 2009, we closed one and five locations, respectively (other than those closed as part of our discontinued operations) and did not open any new locations. Included in store closures for the three months ended March 31, 2009 are all of our storefront locations associated with our U.K. storefront operations.  Currently, we are not planning to significantly expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

A roll-forward of our Retail Micro-Loans segment locations follows:

	For the Three Months Ended March 31,
	2010	2009
Beginning number of locations included in continuing operations	314	350
Closed locations	(1)	(5)
Locations classified as discontinued operations (1)	—	(27)
Ending number of locations included in continuing operations	313	318
(1)	Reflects stores located in the state of Arkansas.

Our Retail Micro-Loans segment marketed and originated $98.6 million and $92.0 million in micro-loans during the three months ended March 31, 2010 and 2009, respectively, which resulted in revenue of $18.2 million and $16.7 million during the three months ended March 31, 2010 and 2009, respectively. Summary financial data for this segment (dollars in thousands) are as follows:

	For the Three Months Ended March 31,
	2010	2009
Total revenues	$18,187	$16,676
Income (loss) from continuing operations before income taxes	$2,316	$(1,078)
Income from discontinued operations before income taxes	$—	$151
Period end loans and fees receivable, gross	$33,207	$32,870

Based on these results, trending growth in revenues that we have been experiencing for our continuing operations over the past several months, the positive effects of our recent underwriting changes in reducing our charge-off levels, and the fact that our results for the three months ended March 31, 2009 included $2.0 million of operational and closing costs associated with our now-closed U.K. storefronts, we believe that we will have profits at growing levels within this segment during 2010.

The above-disclosed pre-tax income from discontinued operations reflects income during the three months ended March 31, 2009 associated with our Arkansas storefronts prior to our second quarter 2009 decision to discontinue our Arkansas operations due to an increasingly negative regulatory environment within that state.

The following table presents additional financial, operating and statistical metrics (dollars per store in thousands) for the continuing operations of our Retail Micro-Loans segment for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Per store (based on weighted average 314 and 319 storefronts open during the three months ended March 31, 2010 and 2009, respectively):	2010		2009		Income Increase (Decrease)
	Dollars	% Revenue	Dollars	% Revenue	Dollars	%
Revenue	$58	100.0%	$52	100.0%	$6	11.5%
Direct expense
Salaries and benefits	16	27.6%	15	28.8%	(1)	(6.7)%
Provision for loan losses	8	13.8%	7	13.5%	(1)	(14.3)%
Occupancy	8	13.8%	8	15.4%	—	—%
Depreciation	1	1.7%	1	1.9%	—	—%
Advertising	4	6.9%	1	1.9%	(3)	(300.0)%
Other	4	6.9%	4	7.7%	—	—%
Total direct expense	41	70.7%	36	69.2%	(5)	(13.9)%
Contribution margin	$17	29.3%	$16	30.8%	$1	6.3%

    Revenue per store and contribution margin per store location increased primarily due to continuing improvements in the state of Ohio. Late in 2008 and throughout 2009, we overcame 2008 legislative actions that had prohibited the issuance of traditional cash advance micro-loans under a fee structure necessary to maintain acceptable profits, and we re-established our footprint in the state of Ohio by offering an alternative product under the Ohio Small Loan Act. Our revenue per store and contribution margin per store improvements were also due in part to our closure of our unprofitable U.K. storefronts in the first quarter of 2009. Offsetting these factors, however, was the implementation of our new underwriting methodology which has reduced the gross number of loans that we issue per store.

Expense categories are relatively consistent year over year as we did not open or close a significant number of storefront locations (excluding those associated with discontinued operations).  We did experience slightly higher advertising expense due primarily to increased costs associated with retaining customers in South Carolina and Kentucky as these states implemented new database requirements.  Absent aggressive store openings or closures, we expect for costs to continue at current levels while revenues and contribution margin per store are expected to climb modestly as we continue to revise and enhance our underwriting methodology.

Internet Micro-Loans Segment

We began our Internet Micro-Loans segment operations in April 2007, when we acquired 95% of the outstanding shares of MEM (or “Month End Money”), a leading provider in the U.K. of Internet-based, short-term, micro-loans, for £11.6 million ($22.9 million) in cash from which we recorded goodwill of £11.0 million ($21.7 million). Under the original MEM purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended December 31, 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008.  The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a 22.5% continuing minority ownership interest in MEM.  Furthermore, in March 2010, we acquired noncontrolling interests representing 6% of MEM for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of March 31, 2010.

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

We have historically funded the growth in MEM through additional capital investments; however, in November 2007, MEM entered into a financing agreement, which allowed it to borrow up to £6.5 million ($10.4 million at December 31, 2009 exchange rates) to finance its operations. This financing arrangement was repaid in full in December 2009.

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

Our Internet Micro-Loans segment marketed and originated $77.8 million and $49.0 million in micro-loans during the three months ended March 31, 2010 and 2009, respectively, which resulted in revenue of $19.2 million and $11.8 million during the three months ended March 31, 2010 and 2009, respectively. Summary financial data (in thousands) for this segment is as follows:

	For the Three Months Ended March 31,
	2010	2009
Total revenues	$19,242	$11,788
Income from continuing operations before income taxes	$4,960	$3,558
Period end loans and fees receivable, gross	$33,481	$20,985

We expect continued growth in our Internet Micro-Loans segment’s revenues and income throughout 2010.

Combined Financial, Operating and Statistical Data for Micro-Loan Businesses

Financial, operating and statistical metrics for our continuing combined micro-loan operations are detailed in the following table for the three months ended March 31, 2010 and 2009. As discussed elsewhere in this information statement, continuing operations in these periods included our Retail Micro-Loans segment’s operations in nine states (Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin).

	At or for the Three Months Ended
	2010	2009				2008
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Number of customers served—all credit products	166,757	165,096	162,891	145,008	130,956	135,709	127,340	122,795
Number of cash advances originated	438,542	536,795	500,539	435,369	389,105	431,750	392,654	381,766
Aggregate principal amount of cash advances originated (in thousands)	$176,245	$208,390	$191,951	$162,642	$140,999	$155,898	$145,385	$140,818
Average amount of each cash advance originated	$402	$388	$383	$374	$362	$361	$370	$369
Aggregate Fee Amount (in thousands)	$33,205	$37,858	$35,464	$29,911	$25,554	$29,372	$29,005	$27,302
Average charge to customers for providing and processing a cash advance	$76	$71	$71	$69	$66	$68	$74	$72
Average duration of a cash advance (days)	24	23	22	22	21	21	21	20
Number of installment loans originated	3,872	6,344	4,911	4,323	3,233	4,123	3,626	3,622
Aggregate principal amount of installment loans originated (in thousands)	$2,102	$3,193	$2,093	$1,812	$1,435	$1,846	$1,638	$1,687
Average principal amount of each installment loan originated	$543	$503	$426	$419	$444	$448	$452	$466

The increase in cash advances originated when compared to the same period of the prior year is due to the significant growth experienced in our MEM operations, which increased cash advance originations by 40.8% period over period.  This increase in our MEM originations also helped to increase the average amount of each cash advance originated as our MEM operation generally advance larger loans (measured in U.S. dollars) to its customer base than our Retail Micro-Loans segment does. These MEM operation factors were partially offset, however, by the effects of new Retail Micro-Loans segment underwriting score tables and criteria implemented late in 2008. The implementation of these new underwriting score tables and criteria and their subsequent revisions have reduced our credit losses, along with the desired reduction of cash advance sizes and the elimination of loans to many high-risk customers to whom we would have lent under prior criteria. While not directly relevant in our MEM operations, our Retail Micro-Loans segment will typically originate fewer cash advances during the first quarter of each year than in subsequent periods due to decreased demand for these loan products during tax refund season.  The impact of this can be seen throughout all the above metrics as first quarter data tend to lag behind that experienced in the fourth quarter.  Overall we expect to see continued modest growth within our MEM operations and results associated with our Retail Micro-Loan operations consistent with those experienced in comparable quarters of 2009.

Auto Finance Segment

Our Auto Finance segment includes a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business.

We also own substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007. As of December 31, 2008, JRAS had twelve retail lots in four states. However, because the capital requirements to bring JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits at appropriate returns were more than we were willing to undertake given the current liquidity environment, we began a series of lot closures and a reconfiguration of our business model that is still in process today. In the first quarter of 2009, we undertook steps to close four lots in two states, and we closed an additional two lots in two states in the second quarter of 2009 leaving a remaining six lots as of December 31, 2009. We currently do not intend to expand JRAS’s operations, and have suspended operations at all but one of our JRAS lots and have suspended additional purchases of inventory as we continue to evaluate the permanent closure of all but one of our JRAS lots.

Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection on its portfolio of auto finance receivables.

Collectively, we currently serve 780 dealers through our Auto Finance segment in 40 states and the District of Columbia.

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2010	2009				2008
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$232,418	$262,775	$283,640	$307,978	$327,038	$349,212	$372,313	$382,168
Period-end managed accounts	38	40	41	42	43	45	47	49
Percent 30 or more days past due	11.6%	24.6%	19.8%	19.3%	18.1%	21.4%	19.5%	17.0%
Percent 60 or more days past due	6.6%	11.1%	9.0%	7.8%	8. 0%	10.4%	8.9%	8.0%
Percent 90 or more days past due	4.2%	6.1%	4.7%	3.7%	4.6%	5.4%	4.4%	3.7%
Average managed receivables	$248,315	$272,664	$296,247	$318,961	$338,340	$361,696	$378,178	$376,767
Gross yield ratio	24.1%	25.6%	24.9%	24.1%	23.7%	24.8%	25.2%	25.7%
Adjusted charge-off ratio	17.0%	20.1%	14.5%	14.9%	12.0%	11.7%	9.5%	7.8%
Recovery percentage	2.4%	1.4%	1.0%	1.4%	1.5%	1.6%	1.3%	1.4%
Net interest margin	10.2%	10.5%	17.7%	16.8%	16.9%	17.5%	19.3%	20.3%
Other income ratio	(1.6)%	4.7%	5.0%	5.6%	9.7%	6.8%	7.5%	9.2%
Operating ratio	16.6%	21.0%	16.2%	18.3%	18.5%	21.4%	50.2%	20.4%

Retail sales	$2,556	$5,921	$9,300	$11,322	$18,299	$15,505	$15,930	$19,333
Gross (loss) profit	$(1,522)	$2,447	$4,274	$5,138	$8,471	$7,027	$7,355	$8,909
Retail units sold	243	564	829	993	1,601	1,312	1,383	1,908
Average stores in operation	2	6	6	7	10	12	12	12
Period-end stores in operation	1	6	6	6	8	12	12	12

Managed receivables.  Period end managed receivables have gradually declined since June 30, 2008 as we have curtailed purchasing and origination activities. As of March 31, 2010, only CAR and JRAS continue to purchase/originate loans—albeit at significantly reduced levels than those experienced in prior periods.  While we believe that purchases within the CAR platform will offset liquidations of previously existing receivables within that platform, we expect that net liquidations at ACC will continue to overshadow the CAR additions for the foreseeable future.

Delinquencies.  In late 2009, we ceased origination efforts within the ACC platform and outsourced the collection on its portfolio of auto finance receivables.  As a result of this outsourcing we saw an increase in charge-offs during the first quarter as collection practices were modified and delinquent accounts were charged off.  As a result, delinquency data at March 31, 2010 is significantly improved over that seen in prior periods.  This improvement was offset slightly by degradation in our JRAS portfolio as we continued to shut down sales locations.

Throughout 2009, increases in delinquencies were primarily due to generally worsening economic conditions as well as our shutdown of storefront locations associated with our JRAS operations which tend to increase charge offs. Given our Auto Finance segment’s improved underwriting, better use of technology and improved collections, management believes that the relatively modest 2009 degradation in delinquencies is meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases. Although our ACC and JRAS portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which generally have significantly lower delinquencies and charge offs, we expect to see modest increases in delinquencies relative to March 31, 2010 levels given that we do not expect the outsourced servicer of the ACC portfolio to undertake the same level of charge off account management activities as it undertook in the initial months through March 31, 2010 after our transitioning of servicing responsibilities to this servicer.

Gross yield ratio, net interest margin and other income ratio. Notwithstanding the above-noted ACC-related delinquency improvements, the effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins for the foreseeable future. Moreover, higher interest costs of an amortizing ACC debt facility into which we entered the fourth quarter of 2009 has put significant additional pressure on our net interest margin in that quarter and the first quarter of 2010 and is expected to continue to adversely impact our net interest margin into the future, but at diminishing levels as we pay off the facility. Also impacting our fourth quarter 2009 net interest margin is the write off of the remaining deferred loan costs associated with a $23.3 million facility within our ACC operations which was repaid during November 2009.  Lastly, as our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields and relatively lower cost of funds that we achieve within our CAR operations are expected to result in incrementally higher gross yield ratios and net interest margins in future quarters.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. As such, the other income ratio has historically moved in relative tandem with the volume of quarterly auto sales as set forth in the above table. The spike in the other income ratio in the first quarter of 2009 reflects higher seasonal purchases of used cars during the tax refund season. The recent suspension of new inventory purchases and corresponding dramatic decline in sales has caused the significant reduction in our other income ratio in the first quarter of 2010 as we sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Absent the resumption of new auto sales, we expect for our other income ratio to continue to be depressed.

Adjusted charge-off ratio and recoveries.  We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio, therefore, reflects (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects, particularly in the fourth quarter of 2009 and first quarter of 2010, of the six 2009 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations, and (4) the initial impact of charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally. As our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the lower charge offs that we experience within our CAR operations are expected to result in lower adjusted charge-off ratios in future quarters.

Operating ratio. The large increase in the third quarter 2008 operating ratio resulted from the CAR and ACC goodwill impairment charges during that quarter. Excluding goodwill impairment charges, the operating ratio in the third quarter of 2008 would have been 19.4%.  Removing the additional $1.7 million of JRAS goodwill impairment charges during the fourth quarter of 2008 would result in an operating ratio of 19.5%, consistent with the adjusted rate for the third quarter. The operating ratio in the Auto Finance segment generally has declined throughout 2009 and in the first quarter of 2010 primarily due to continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. However, because we expect our receivable levels to drop in 2010 at slightly faster rates than the rates at which we can reduce our costs (particular when considering our fixed infrastructure costs at the various divisions within this segment), we expect some modest trending increases in our operating ratio throughout 2010.

Future Expectations

Given our expectation of contractions in our auto finance receivables over the coming quarters, as well as an anticipated mix change toward a greater percentage of our receivables being comprised of CAR receivables for which loan losses are less significant than for our other auto finance segment receivables (i.e., given CAR’s ability to put loans back to its dealers), we expect both absolute reductions in our allowance for uncollectible loans and fees receivable and reductions in the percentage of our allowance for uncollectible loans and fees receivable to total loans and fees receivable for the remainder of 2010. This expectation, however, is highly dependent upon an assumption that economic conditions do not worsen in 2010. Despite the improved pricing power that we now possess within CAR as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Additionally, given our decision to close six of JRAS’s sites in 2009 and our suspension of new inventory purchases, we expect unit sales (and gross profit levels) to continue to be below levels seen in similar periods for the prior year.  Considering these factors and the high costs of our borrowings within ACC, we expect our Auto Finance segment to experience further GAAP losses in 2010. But for losses incurred within ACC and JRAS, we would have experienced GAAP profits in 2009 and would expect further profits in 2010; our CAR operations are performing well in the current environment (achieving consistent profitability, even with very modest growth), and are expected to continue doing so for the foreseeable future.

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

All of our Credit Card segment’s securitization facilities (as well as those of our Credit Card segment’s equity method investees) are expected to amortize down with collections on the receivables within their underlying securitization trusts with no bullet repayment requirements or refinancing risks to us. Additionally, our most significant Auto Finance segment facility is that which is secured by our ACC operation’s auto finance receivables; as of March 31, 2010, $88.4 million remained outstanding on this amortizing debt facility, the terms of which do not require any accelerated or bullet repayment obligation by or refinancing risks to us. As such, our only significant remaining asset-backed debt facilities that carry bullet repayment or refinancing risks are a $20.4 million debt facility secured by our JRAS subsidiaries’ auto finance receivables and a $50.0 million revolving debt facility (against which $30.2 million was drawn and outstanding at March 31, 2010) secured by our CAR operations’ auto finance receivables. Although the JRAS facility matured as scheduled in January 2010, the lender has deferred any collection efforts against JRAS at this time (although it has preserved all of its rights to do so), and we continue in active discussions with the lender to provide for a modification of the covenants underlying the facility and to extend the payment terms of the facility. Our maximum exposure as a result of the JRAS facility expiration is approximately $15.7 million of our consolidated total equity at March 31, 2010 that is represented by our net investment in JRAS auto receivables. The $50.0 million CAR facility does not require any repayments until a 6-month amortization requirement begins in June 2011. Lastly, we note that we do not have any significant asset-based debt facilities within our Investments in Previously Charged-Off Receivables segment and that we have no outstanding debt facilities within our Retail Micro-Loans and Internet Micro-Loans segments.

As noted above, our risks of required bullet pay-off of asset-backed debt facilities or of having to refinance such facilities is substantially diminished, although if the prolonged period of weak payment rates on the assets underlying our debt and securitization facilities continues, our incoming cash flows will continue to diminish as our various debt facilities are amortizing—particularly for those facilities that have entered early or other amortization status and with respect to which we now receive only servicing compensation that is not sufficient to fully cover our current overhead cost infrastructure. Our continuing challenge within our Credit Cards segment in 2010 will be to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows. Furthermore, the values of our credit card receivables could prove insufficient to provide for any residual value that ultimately would be payable to us. In such a case, we could experience further impairments to the recorded value of our credit card receivables, and such impairments could be material to our operating results and financial position, although we note that the recorded value has been substantially written down already leaving significantly less opportunity for write-downs in the future.

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

    At March 31, 2010, we had $192.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity. Details concerning our cash flows follow:

•
During the three months ended March 31, 2010, we generated $165.8 million in cash flows from operations, compared to $49.6 million of cash flows from operations generated during the same period of 2009. The increase principally reflects (1) significant net tax refunds during the three months ended March 31, 2010 as contrasted with a small level of net tax payments during the three months ended March 31, 2009 and (2) increased finance and fee collections associated with our growing MEM operations. These increases were partially offset by lower collections of credit card finance charge receivables in the three months ended March 31, 2010 relative to the same period in 2009 given diminished receivables levels.

•
During the three months ended March 31, 2010, we used $10.4 million of cash in investing activities, compared to using $26.5 million of cash in investing activities during the same period of 2009. But for our investment of $75.0 million in marketable securities during the three months ended March 31, 2010, we would have generated $64.6 million from investing activities in the three months ended March 31, 2010. This change from the three months ended March 31, 2009 reflects the account closure actions taken in 2008 and 2009, whereby we are no longer funding (or investing in) cardholder purchases within our Credit Cards segment like we were in earlier periods. Consistent with the current net liquidating status of our credit card and auto finance receivables, we expect future increases in net cash provided by investing activities over the next few quarters.

•
During the three months ended March 31, 2010, our financing activities used $146.2 million of cash, compared to using $19.5 million of cash in 2009. The significant 2010 increase results from the inclusion of (and subsequent payments on) debt facilities that were off-balance-sheet debt facilities prior to accounting rules changes requiring the consolidation of such debt facilities onto our condensed consolidated balance sheet effective January 1, 2010. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities.  Additionally impacting cash used in financing activities in the three months ended March 31, 2010 were our repurchases of $24.7 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $12.8 million and $5.7 million, respectively and 6% of the outstanding noncontrolling interests of MEM for £4.3 million ($6.6 million).

We had no material unused draw capacity under our debt facilities as of March 31, 2010. As such, our $192.9 million of unrestricted cash on our condensed consolidated balance sheet (together with $75.0 million in liquid marketable securities that we hold) represents our maximum available liquidity at March 31, 2010. We continue to pursue a number of new financing facilities and liquidity sources. If such financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities to include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened in 2009 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $192.9 million in aggregate March 31, 2010 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among and within all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $192.9 million in unrestricted cash balance.

The most recent global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed financing for our originated portfolio activities at attractive advance rates in the last down cycle, the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as those seen during the recent crises. Additionally, while we were successful during that down cycle in obtaining asset-backed financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing has not been available from traditional market participants since the advent of the most recent crisis. Last and most significant is the adverse impact that the most recent global liquidity crisis has had on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by many economists not to decline in any meaningful way for the foreseeable future. Lower assets values and higher rates of job loss and levels of unemployment have translated into reduced payment rates within the credit card industry generally and for us specifically.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior securities and common stock (e.g., similar to those set forth in our April 14, 2010 tender offer to which we refer in various places within this Report), (3) shareholder distributions such as the proposed spin-off of our micro-loan businesses or further dividends similar to the one on December 31, 2009, both of which are described in more detail elsewhere in this Report, and (4) investments in certain non-financial assets or businesses. As of March 31, 2010, we are authorized to repurchase 10,000,000 common shares under our share repurchase program that our Board of Directors authorized in May 2008, and this authorization extends through June 30, 2010.  This authorization is in addition to any repurchases that may occur through our currently outstanding April 14, 2010 tender offer to use $100.0 million of our cash to repurchase first our 3.625% convertible senior notes due 2025 at prices between $550 and $600 per $1,000 principal amount of the notes, and then to use any remainder of the $100.0 million available after purchasing any tendered notes to repurchase our stock at $7.00 per share.

Lastly, we note that beyond the two Auto Finance segment facilities that present refunding or refinancing risks to us as discussed above, the only remaining material refunding or refinancing risk to us does not arise until May 2012, at which time we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes issued in May 2005, of which $205.8 million in face amount were outstanding at March 31, 2010. In addition to any cash or other assets that we have on hand at such time to satisfy these potential conversions, we ultimately may rely on debt or equity issuance or possible exchange offerings, none of which are assured, to satisfy them. Moreover, as we noted previously, we continue to evaluate repurchases of this particular series of our convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital. As an example, under the terms of a tender offer for the repurchase of both series of our convertible senior notes, in March 2010 we repurchased $24.7 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $12.8 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes. Additionally, we have an outstanding April 14, 2010 tender offer to use $100.0 million of our cash to repurchase first our 3.625% convertible senior notes due 2025 at prices between $550 and $600 per $1,000 principal amount of the notes, and then to use any remainder of the $100.0 million available after purchasing any tendered notes to repurchase our stock at $7.00 per share.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies and Condensed Consolidated Financial Statement Components,” to our condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, in our Annual Report on Form 10-K for the year ended December 31, 2009, we discuss the five areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees, and goodwill and identifiable intangible assets and impairment analyses) for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements as of December 31, 2009. Of these areas, the valuation of retained interests and non-consolidation of qualifying special purpose entities are the only areas that are no longer applicable in our condensed consolidated financial statements for the three months ended March 31, 2010; because of accounting rules changes requiring the consolidation of our formerly off-balance-sheet securitization trusts effective January 1, 2010, we no longer carry retained interests in securitization trusts as an asset on our condensed consolidated balance sheet, but instead carry the trusts’ cash balances, credit card receivables and underlying structured financing notes directly within our condensed consolidated balance sheet. For the remaining areas (investments in previously charged-off receivables, allowance for uncollectible loans and fees, and goodwill and identifiable intangible assets and impairment analyses), we urge readers to review our Annual Report on Form 10-K for the year ended December 31, 2009.

With the consolidation of our formerly off-balance-sheet securitization trusts effective January 1, 2010, we would add fair value measurements for the credit card receivables and structured financing notes within our formerly off-balance-sheet securitization trusts as a new critical accounting estimate area. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables and our notes payable associated with structured financings, all of which we report at fair value on our condensed consolidated balance sheet at March 31, 2009; these same estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our condensed consolidated statement of operations for the three months ended March 31, 2010. We urge readers to review Note 9 “Fair Value of Assets and Liabilities” to the condensed consolidated financial statements included in this Report for further discussion of our fair value measurements.

Related Party Transactions

During 2008, two of our executive officers and a member of our Board of Directors separately purchased an aggregate $3.4 million (face amount) of our outstanding convertible senior notes.  The purchases were made at prevailing market prices from unrelated third parties.  In 2009 we repurchased $1.0 million and $2.0 million in face amount of the 3.625% Convertible Senior Notes Due 2025 and the 5.875% Convertible Senior Notes Due 2035, respectively, from Krishnakumar Srinivasan (former President of our Credit Cards segment). The purchase price of the notes totaled $1.0 million (including accrued interest) and resulted in an aggregate gain to us of $2.0 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).  In 2010, as part of our tender offer to repurchase both series of our convertible senior notes, we repurchased an additional $215,000 in face amount of the 3.625% Convertible Senior Notes Due 2025 from JPaul Whitehead, III (our Chief Financial Officer).  The purchase price of the notes totaled $108,000 (including accrued interest) and resulted in an aggregate gain to us of $82,000 (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).

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

 In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $22.89 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (former President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of March 31, 2010, the outstanding balance of the notes held by the partnership was £1.1 million ($1.6 million). The notes held by the partnership comprise 0.7% of the $213.4 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of March 31, 2010, our deposit with Urban Trust decreased to only $11,200, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

Forward-Looking Information

We make forward-looking statements throughout this Report, including statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions including account closures and modifications, changes in collection programs and practices, changes in the credit quality of our loans and fees receivable, changes in fair value of loans and fees receivable recorded at fair value, changes in fair value of notes payable associated with structured financings recorded at fair value, the impact of actions by the FDIC, FTC and other regulators on us, growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet or television, our plans in the U.K., the impact of our U.K. portfolio of credit card receivables on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds or renew financing facilities, our income in equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

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

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described in Note 11, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements contained in Part I Item 1 of this Report.

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

Our Cash Flows and Net Income Are Dependent Upon Payments from Our Loans and Fees Receivables and Other Credit Products

The collectibility of our loans and fees receivables is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which customers use their cards or otherwise borrow funds from us.  Deterioration in these factors, which we recently have experienced, adversely impacts our business.  In addition, to the extent we have over-estimated collectibility, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of our loans and fees receivable, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on our loans and fees receivables, particularly for such assets that we report based at fair value. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, servicing costs, and discount rates. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. Similarly, as we have experienced for our credit card receivables portfolios with respect to financing agreements secured by our loans and fees receivable, levels of loss and delinquency can result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth. Because all of our credit card receivables structured financing facilities are now in amortization status—which for us generally means that the only meaningful cash flows that we are receiving with respect the credit card receivables that are encumbered by such structured financing facilities are those associated with our contractually specified fee for servicing the receivables—recent payment and default trends have substantially reduced the cash flow that we receive from these receivables.

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. Historically, we have obtained receivables in one of two ways—we have either originated the receivables or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has negatively impacted and may in the future negatively impact, our performance. Our various past and current losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. We have no immediate plans to issue or acquire significant higher-grade receivables.

Seasonal factors may result in fluctuations in our net income. Our quarterly income may fluctuate substantially as a result of seasonal consumer spending. In particular, our customers may borrow or charge more and carry higher balances during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables.

The timing and volume of originations with respect to our lower-tier credit card offerings causes significant fluctuations in quarterly income. During periods, unlike the current period, in which we market lower-tier credit card accounts, fluctuations in the timing or the volume of our originations of receivables cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced in the past for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we experienced, and in the future may experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge-off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts beginning in August 2007 and more recently have stopped issuing new cards, thereby eliminating our growth. This followed a period of substantial marketing efforts and growth. One impact of this was an increase in write offs during the first, second and third quarters of 2008 that were not offset by growth.  In addition, commencing early in the fourth quarter of 2008, like others in our industry, we reduced credit lines and closed accounts in order to ensure that we had the capacity to fund new purchases on the remaining accounts and to reduce our risk exposure, and in 2009, we continued account closures so that substantially all of our credit card accounts are now closed to cardholder purchases. This has resulted, and is likely to continue to result, in an overall decline in the amount of outstanding receivables.

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

We Are Substantially Dependent Upon Borrowed Funds to Fund the Receivables That We Originate or Purchase

All of our financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, most of these facilities currently are in amortization stages (and are not allowing for the funding of any new loans), either based on their original terms or because we have not met financial or asset performance-related covenants.  If future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for financing facilities remain depressed or are reduced, financing facilities lenders require currently high or even greater rates of return, or financing arrangements otherwise continue to be unavailable to us on acceptable terms, we will not be able to maintain or grow our base of receivables. In addition, because of advance rate limitations, we must fund our subordinated, unfinanced interests in our loans and fees receivables through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently, funding for sub-prime lending has been largely unavailable. Some of these concerns are discussed more fully below.

 As our financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Absent early amortization events, repayment for our financing facilities typically has begun approximately one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the investors and no longer are reinvested in new receivables. When a financing facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new financing facilities that are structurally subordinate to the facility being repaid, we generally are forced to prohibit new purchases in some or all of our accounts in order to reduce our need for any additional cash.  Such is our situation currently, and in response to this situation, we have closed substantially all of our credit card accounts to new purchases.

The documents governing our financing facilities provide that, upon the occurrence of certain adverse events known as “early redemption events,” and sometimes called “early amortization events,” investors can accelerate payments. Early redemption events include portfolio performance triggers, the termination of certain of our affinity agreements with third-party financial institutions to originate credit cards, breach of certain representations, warranties and covenants, insolvency or receivership, and servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. Our upper-tier originated portfolio master trust variable funding facility also provides for the triggering of an early redemption event based on a total consolidated equity test, a maximum permitted reduction in quarterly total consolidated equity levels test, a change of control in CompuCredit or other corporate finance events. Early redemption events have occurred for several of our financing facilities, and as a result, principal payments are being made to investors to reduce their notes. Until these investors are repaid in full, we will receive no further funds from the receivables other than the servicing fees provided for in the documents governing the financing arrangements. These servicing fees are significantly less than the cash flows that we recently have received as the holders of subordinated interests in our financed loans and fees receivable. Under our early amortization status with respect to our upper-tier originated portfolio master trust securitization facility, we estimate it could take several years to repay lenders, after which time we would again receive other funds from the receivables to the extent that the receivables are sufficient to provide for lender repayment. During this intervening period, our liquidity will be negatively impacted, our financial results will suffer and we may need to (although we currently do not anticipate needing to) obtain alternative sources of funding, which under current market conditions is very difficult for us to do.

We may be unable to obtain capital from third parties needed to fund our existing loans and fees receivable, lenders under our debt facilities may be unable or unwilling to meet their contractual commitments to provide us funding, or we may be forced to rely on more expensive funding sources than those that we have today. We need equity or debt capital to fund any portion of our loans and fees receivable against which lenders are unable or unwilling to advance or lend to us. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. These factors have been significant enough in the recent past that we have not been able to raise cash by issuing additional debt or equity or by selling a portion of our subordinated loans and fees receivable interests at acceptable pricing. As a result, like all participants in the sub-prime market place, we continue to operate under significant liquidity constraints, which may worsen and could require us to sell assets at less than favorable prices.

The performance of our competitors impacts the costs of our financing facilities. Generally speaking, lenders against our receivables also lend against our competitors’ receivables. When these lenders evaluate their lending arrangements, they typically do so based on overall industry performance. Thus, independent of our own performance, when our competitors perform poorly, we typically experience negative lender sentiment, and the lenders against our receivables require greater returns, particularly with respect to subordinated interests in our receivables. Largely because of difficulties in the sub-prime mortgage market, lenders have been substantially more reluctant, if even willing, to lend and those that have been willing to lend have sought greater returns.

Rating agencies have been aggressively reducing ratings across broad segments of the consumer finance sector, and ratings on structured financing facilities underlying pools we service have been downgraded.  Rating agency actions have impacted the structured financing industry and are likely to impact our future ability to issue new debt.

Although due to conditions in the broader economic market, there currently are no structured financing opportunities for us, should these opportunities return in the future, we expect lenders to require higher returns. As a result, when we finance our loans and fees receivable at that time, the total returns to lenders may be greater than the discount rates we are using to report our loans and fees receivable at fair value and the notes payable associated with structured financings recorded at fair value in our consolidated financial statements. All other things being equal, higher market rates, and hence higher discount rates used to value our loans and fees receivable at fair value and the notes payable associated with structured financings recorded at fair value would have the effect of lowering our determined fair value of loans and fees receivable (which would result in losses to us) and lowering our determined fair value of the structured financing notes (which would result in income for us). Conversely, all other things being equal, if we finance our loans and fees receivables at total lender returns that are less than our current discount rates, we would increase the reported fair value of our loans and fees receivables and increase the reported fair value of the notes payable underlying such receivables.

Our growth is dependent on our ability to add new financing facilities. We finance our receivables through financing facilities. Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, new financing generally has been unavailable to sub-prime lenders, and the financing that has been available has been on significantly less favorable terms. As a result, beginning in the third quarter of 2007, we significantly curtailed our marketing for new credit cards and currently are not issuing a significant number of new cards. Moreover, commencing in October 2008 we reduced credit lines and closed a significant number of accounts in response to the unavailability of financing and to reduce our risk exposure. These activities continued into 2009 and, as a result, substantially all of our credit cards are now closed to cardholder purchases. If additional financing facilities are not available in the future on terms we consider acceptable, we will not be able to grow our business and it will continue to contract in size.

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

Our business currently is contracting. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

•	the level of our marketing efforts;

•	the success of our marketing efforts;

•	the degree to which we lose business to competitors;

•	the level of usage of our credit products by our customers;

•	the availability of portfolios for purchase on attractive terms;

•	levels of delinquencies and charge offs;

•	the availability of funding on favorable terms;

•	the level of costs of soliciting new customers;

•	our ability to employ and train new personnel;

•	our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

•	general economic and other factors beyond our control.

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

 Our decisions regarding marketing have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we have limited our marketing and thereby our growth. We decreased our marketing during 2003, although we increased our marketing in 2004 through 2006 because of our improved access to capital. Similarly, we significantly curtailed our marketing in August 2007 because of uncertainty regarding future access to capital as a result of difficulties in the sub-prime mortgage market and currently have ceased substantially all card marketing activities.

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

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect account balances in connection with our traditional credit card business, our debt collection subsidiary’s charged-off receivables operations, and our auto finance and micro-loan activities, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

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

Adverse regulatory actions with respect to issuing banks have adversely impacted our business and could continue to do so in the future. Although we currently are not issuing new credit cards, historically our credit card operations have been entirely dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us.

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

The micro-loans industry is highly regulated under state law. Changes in state laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of March 31, 2010, 36 states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of March 31, 2010, we operated in 8 of these 36 states under traditional enabling statutes, and we offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open storefronts in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Also, in 2009, the enabling statutes in both Kentucky and South Carolina were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have at a given time. Although our experience to date with the database requirement in South Carolina has not materially affected our business, such new or modified legislation could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2012 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new micro-loan products within the state.

Laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, prospects, results of operations and financial condition. For instance, in November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, we now offer a small loan product that is not as profitable as our former cash advance product, and our current operations in Ohio are under significant scrutiny by the Ohio Attorney General, thereby causing us evaluate alternative business and lending models that will allow our continued profitable operations in Ohio for the foreseeable future; should there be legislative or regulatory changes in Ohio in the future that affect the viability of our product offerings in that state, there could be a material adverse effect on our business, prospects, results of operations and financial condition, particularly given our revenue concentration in that state as noted below.

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

The OFT currently is undertaking a review of what it perceives as “high cost credit,” which includes the sector in which we operate in the U.K. The results of this review are expected to be released in the early part of 2010. While it is impossible to speculate on what the results of this review will be, should the OFT adopt some of the restrictions that have been applied in certain U.S. jurisdictions (e.g., interest rate caps or restrictions on repeat borrowings or multiple simultaneous borrowings), some of which currently are advocated by certain U.K. political parties, there could be materially adverse effects on our business, results of operations and financial condition.

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

Current and future litigation and regulatory proceedings against our micro-loan businesses could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our micro-loan businesses are subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See Part II, Item 1, “Legal Proceedings.” Adverse rulings in lawsuits or regulatory proceedings could significantly impair our business and/or force us to cease doing business in one or more states or other geographic areas.

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

The concentration of our micro-loan businesses’ revenues in certain geographic areas could adversely affect us. As of March 31, 2010, we operated retail storefronts in nine states.  Total revenues within Kentucky, Ohio, South Carolina and Wisconsin, our four largest states (measured by revenue), accounted for approximately 36.8% of our micro-loans businesses’ revenue during the three months ended March 31, 2010. While we believe we have a diverse geographic presence within the U.S., for the near term we expect that significant micro-loan business revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during the three months ended March 31, 2010, Kentucky, Ohio, South Carolina and Wisconsin each accounted for more than 5.8% of our micro-loans businesses’ revenue, with Ohio accounting for 16.0% of our micro-loans businesses’ revenue during that period. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for loan losses that could result in a deterioration of our financial condition. A regulatory change similar to the recent change in Ohio, for example, or an action by a state regulator similar to those in North Carolina, West Virginia and Arkansas, in any one of our larger states may have a material adverse effect on our business, prospects, results of operations or financial condition.

Moreover, our U.K. Internet-based micro-loan operations comprised 50.7% of our micro-loan businesses’ revenue during the three months ended March 31, 2010; as such, a regulatory change in the U.K. to reduce the profitability of or otherwise limit or ban our product offerings in the U.K. could have a material adverse effect on our business, prospects, results of operations or financial condition.

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

Our micro-loan businesses’ provision for loan losses may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.  In the three months ended March 31, 2010, our retail storefront operations deposited or presented an Automated Clearing House (“ACH”) authorization for approximately 7.4%, of all the customer checks we received and approximately 76.8% of these deposited customer checks or ACH authorizations were returned unpaid or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total retail storefront charge offs in the three months ended March 31, 2010 were approximately $2.5 million. An increase in returned checks or rejected ACH authorizations would increase our provision for loan losses and our allowance for uncollectible loans and fees receivable.

MEM, our U.K. Internet-based micro-loans business, uses an electronic debit card process to electronically charge our payments against the customers’ bank accounts for loan repayment and fees due. In the three months ended March 31, 2010, approximately 7.9% of these electronically charged payments against our customers’ bank accounts were charged back or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or charge-back orders. If repayment is not made at the agreed upon repayment date, MEM will continually seek to contact the customer in order to collect the amount due. MEM either seeks full repayment or by agreement with the customer collects the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account will be passed to a third-party collection agency with an aim of maximizing recovery of the charged-off debt. Total U.K. charge-offs, net of recoveries, in the three months ended March 31, 2010 were approximately $5.0 million. An increase in charged-back or rejected electronic payments would increase our provision for loan losses and our allowance for uncollectible loans and fees receivable.

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

Because we maintain a significant supply of cash in our storefronts, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers. Because our retail storefront business requires us to maintain a significant supply of cash in each of our storefronts, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, employee and third- party theft and errors may still occur. There were no cash shortages from employee and third-party theft and errors in the three months ended March 31, 2010 after factoring in recoveries, which tend to lag the actual period of theft or error. The extent of cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It also is possible that crimes such as armed robberies may be committed at our storefronts. We could be subject to legal claims or adverse publicity arising from such crimes. For example, we may be subject to legal claims if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

Regular turnover among our managers and employees at our storefronts makes it more difficult for us to operate our storefronts and increases our costs of operations, which could have an adverse effect on our business, prospects, results of operations and financial condition.  The annual 2009 turnover among our storefront managers was approximately 22.8% and among our other storefront employees was approximately 47.0%.  This turnover increases our cost of operations and makes it more difficult to operate our storefronts.  If we are unable to retain our employees in the future, our business, prospects, results of operations and financial condition could be adversely affected.

Our Recent Entry Into, Subsequent Expansion of, and More Recent Contraction of Our Automobile Lending Activities Involve Unique Risks In Addition to Others Described Herein

Automobile lending exposes us not only to most of the risks described above but also to additional risks, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their repossession and liquidation value as collateral. In addition, our most significant active Auto Finance segment business acquires loans on a wholesale basis from used car dealers, for which we rely upon the legal compliance and credit determinations by those dealers.

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is extremely difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment, will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. We also may not be able to renew or replace our two remaining Auto Finance segment facilities that bear refunding or refinancing risks when they become due (one of which has already expired in the ordinary course but with respect to which the lender has not yet required repayment as it evaluates a potential extension), in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of March 31, 2010, credit card portfolio acquisitions accounted for 33.3% of our total credit card managed receivables portfolio based on our ownership percentages.

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

We regularly explore investments in other lines of business where we believe the returns will meet our requirements.  While these investments have not been significant recently, we expect them to increase in the future as the opportunities to invest in our traditional businesses remain unattractive.  These investments may or may not be in areas where we have specialized expertise, and may carry risks in addition to those described above.

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

Historically, a substantial portion of our receivables were generated through accounts owned by Columbus Bank and Trust (“CB&T”), which has terminated its relationship with us. In addition, CB&T has refused to provide us the portion of the proceeds that it received in connection with the Visa® and MasterCard® initial public offerings that is attributable to the accounts that it originated on our behalf. For a more complete discussion of the litigation pending between CB&T and us, see Part II, Item 1, “Legal Proceedings.”

We are party to substantial litigation. As more fully discussed above, we are defendants in a significant number of legal proceedings. This includes litigation relating to our relationship with CB&T; litigation with holders of our convertible senior notes concerning past and possible future distributions to our shareholders, including the proposed spin-off of our micro-loan businesses and the terms of a recent tender offer for the purchase of our convertible senior notes and our stock; and litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

We may not be able to purchase charged-off receivables at sufficiently favorable prices or terms for our debt collection operations to be successful. The charged-off receivables that Jefferson Capital, our debt collection subsidiary, acquires and services (or resells) have been deemed uncollectible and written off by the originators. Jefferson Capital seeks to purchase charged-off receivables portfolios only if it expects projected collections or prices received for sales of such charged-off receivables to exceed its acquisition and servicing costs. Accordingly, factors causing the acquisition price of targeted portfolios to increase could reduce the ratio of collections (or sales prices received) to acquisitions costs for a given portfolio, and thereby negatively affect Jefferson Capital’s profitability. The availability of charged-off receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including the continuation of the current growth and charge-off trends in consumer receivables, our ability to develop and maintain long-term relationships with key charged-off receivable sellers, our ability to obtain adequate data to appropriately evaluate the collectibility of portfolios and competitive factors affecting potential purchasers and sellers of charged-off receivables, including pricing pressures, which may increase the cost to us of acquiring portfolios of charged-off receivables and reduce our return on such portfolios.

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

Risks Related to the Potential Spin-Off of our Micro-Loan Businesses

Our Board of Directors may decide not to approve the spin-off of our micro-loan businesses; even if, our Board of Directors  approves the spin-off, the consummation of the spin-off will be subject to a number of conditions.  Our management is evaluating the proposed spin-off to determine whether the separation of the micro-loan businesses is in our best interests as well as those of our shareholders.  Our management may or may not decide to recommend the spin-off to our Board of Directors.  In turn, our Board of Directors may or may not decide to approve the spin-off.  Even if the Board of Directors approves the spin-off, the consummation of the spin-off will be subject to a number of conditions, including: (i) the SEC’s declaration of Purpose Financial’s registration statement on Form 10 to be effective; (ii) our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off; (iii) the private letter ruling that we received from the IRS not being revoked or modified in any material respect; (iv) NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance; and (v) the nonexistence of any order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement that would be entered into between Purpose Financial and us. If we are not able to meet these conditions, we may not be able to complete the spin-off in a timely manner.

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

Our business is going through a substantial period of transition and we are exploring various options. Because of the unavailability of growth financing for our traditional business, we are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include the payment of cash dividends, share repurchases and the spin-off of our micro-loan businesses, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders, and a tender offer made on April 14, 2010 provides for the use of up to $100.0 million to repurchase our shares at $7.00 per share.  We are considering future cash dividends as well.  In connection with management’s review of the proposal to spin-off our micro-loan businesses, our subsidiary Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC.  To date, our management has not recommended, and our Board of Directors has not approved, any further dividends or the spin-off of Purpose Financial, and it is premature to suggest whether they will.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit Holding Corporation's SEC filings unless otherwise indicated:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT HOLDINGS CORPORATION

May 11, 2010	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)