Form 10-Q
period 2010-06-30
CompuCredit Holdings Corp
filed 2010-08-06
CIK 1464343

_________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

For the quarterly period ended June 30, 2010

 of
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

As of July 31, 2010, 35,793,965 shares of common stock, no par value, of the registrant were outstanding. (This excludes 2,252,388 loaned shares to be returned as of that date.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $41,580 at June 30, 2010 and $5,636 at December 31, 2009)	$109,865	$190,655
Securitized earning assets	—	36,514
Loans and fees receivable:
Loans and fees receivable, net (of $6,836 and $7,030 in deferred revenue and $15,459 and $15,030 in allowances for uncollectible loans and fees receivable at June 30, 2010 and December 31, 2009, respectively)	71,663	70,928
Loans and fees receivable pledged as collateral under structured financings, net (of $23,789 and $33,864 in deferred revenue and $33,083 and $38,414 in allowances for uncollectible loans and fees receivable at June 30, 2010 and December 31, 2009, respectively)	163,698	214,439
Loans and fees receivable, at fair value	19,277	42,299
Loans and fees receivable pledged as collateral under structured financings, at fair value	530,334	—
Investments in previously charged-off receivables	33,297	29,669
Investments in securities	78,583	2,629
Deferred costs, net	3,672	4,432
Property at cost, net of depreciation	25,532	32,263
Investments in equity-method investees	11,092	13,517
Intangibles, net	2,599	2,816
Goodwill	42,147	43,422
Income tax asset, net	—	32,695
Prepaid expenses and other assets	25,107	32,554
Total assets	$1,116,866	$748,832
Liabilities
Accounts payable and accrued expenses	$69,268	$67,295
Notes payable associated with structured financings, at face value	131,846	164,368
Notes payable associated with structured financings, at fair value	516,510	—
Convertible senior notes (Note 10)	253,345	307,573
Deferred revenue	1,644	1,875
Income tax liability	63,123	—
Total liabilities	1,035,736	541,111

Commitments and contingencies (Note 11)

Equity
Common stock, no par value, 150,000,000 shares authorized: 46,291,997 shares issued and 38,047,750 shares outstanding at June 30, 2010 (including 2,252,388 loaned shares to be returned); and 58,596,545 shares issued and 49,970,111 shares outstanding at December 31, 2009 (including 2,252,388 loaned shares to be returned)	—	—
Additional paid-in capital	405,084	500,064
Treasury stock, at cost, 8,244,247 and 8,626,434 shares at June 30, 2010 and December 31, 2009, respectively	(209,852)	(219,714)
Accumulated other comprehensive loss	(6,969)	(3,293)
Retained deficit	(125,190)	(87,740)
Total shareholders’ equity (Note 2)	63,073	189,317
Noncontrolling interests (Note 2)	18,057	18,404
Total equity	81,130	207,721
Total liabilities and equity (Note 2)	$1,116,866	$748,832

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Consumer loans, including past due fees	$69,179	$18,967	$153,367	$38,768
Other	343	252	369	581
Total interest income	69,522	19,219	153,736	39,349
Interest expense	(16,202)	(10,018)	(33,835)	(20,210)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	53,320	9,201	119,901	19,139
Fees and related income on earning assets	154,599	40,926	281,493	83,572
Provision for losses on loans and fees receivable	(167,213)	(18,555)	(340,627)	(30,808)
Net interest income, fees and related income on earning assets	40,706	31,572	60,767	71,903
Other operating income (loss):
Loss on securitized earning assets	—	(161,688)	—	(313,714)
Servicing income	1,807	31,470	3,826	70,874
Ancillary and interchange revenues	2,763	5,229	5,994	11,227
Gain on repurchase of convertible senior notes	8,797	—	22,693	160
Gain on buy-out of equity-method investee members	—	20,990	—	20,990
Equity in loss of equity-method investees	(9,391)	(7,833)	(9,671)	(10,015)
Total other operating income (loss)	3,976	(111,832)	22,842	(220,478)
Other operating expense:
Salaries and benefits	8,522	13,843	19,360	28,075
Card and loan servicing	34,701	53,121	76,236	110,750
Marketing and solicitation	5,780	3,908	11,143	8,054
Depreciation	3,624	5,314	7,116	11,641
Goodwill impairment	—	20,000	—	20,000
Other	21,623	25,309	39,393	50,503
Total other operating expense	74,250	121,495	153,248	229,023
Loss from continuing operations before income taxes	(29,568)	(201,755)	(69,639)	(377,598)
Income tax (expense) benefit	(41)	59,951	(1,100)	120,590
Loss from continuing operations	(29,609)	(141,804)	(70,739)	(257,008)
Discontinued operations:
Loss on discontinued operations before income taxes	—	(6,750)	—	(6,599)
Income tax benefit	—	2,363	—	2,310
Loss on discontinued operations	—	(4,387)	—	(4,289)
Net loss	(29,609)	(146,191)	(70,739)	(261,297)
Net loss (income) attributable to noncontrolling interests	650	11,847	(1,001)	14,436
Net loss attributable to controlling interests	$(28,959)	$(134,344)	$(71,740)	$(246,861)
Loss from continuing operations attributable to controlling interests per common share—basic	$(0.73)	$(2.72)	$(1.64)	$(5.09)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(0.73)	$(2.72)	$(1.64)	$(5.09)
Loss on discontinued operations attributable to controlling interests per common share—basic	$—	$(0.09)	$—	$(0.09)
Loss on discontinued operations attributable to controlling interests per common share—diluted	$—	$(0.09)	$—	$(0.09)
Net loss attributable to controlling interests per common share—basic	$(0.73)	$(2.81)	$(1.64)	$(5.18)
Net loss attributable to controlling interests per common share—diluted	$(0.73)	$(2.81)	$(1.64)	$(5.18)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2010 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Comprehensive Loss	Total Equity
Balance at December 31, 2009	58,596,545	$—	$500,064	$(219,714)	$(3,293)	$(87,740)	$18,404		$207,721
Cumulative effect of accounting pronouncement adoption (see Note 2)	—	—	—	—	—	34,449	3,231		37,680
Retirement of shares	(12,180,604)		(85,264)	—	—	—	—		(85,264)
Use of treasury stock for stock-based compensation plans	(299,687)	—	(10,325)	10,484	—	(159)	—		—
Issuance of restricted stock	175,743	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	5,470	—	—	—	—		5,470
Purchase of treasury stock	—	—	—	(622)	—	—	—		(622)
Tax effects of stock-based compensation plans	—	—	(1,443)	—	—	—	—		(1,443)
Repurchase of noncontrolling interests	—	—	(3,418)	—	—	—	(4,119)		(7,537)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(460)		(460)
Net loss	—	—	—	—	—	(71,740)	1,001	$(70,739)	(70,739)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,676)	—	—	(3,676)	(3,676)
Comprehensive loss	—	—	—	—	—	—	—	$(74,415)	—
Balance at June 30, 2010	46,291,997	$—	$405,084	$(209,852)	$(6,969)	$(125,190)	$18,057		$81,130

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(29,609)	$(146,191)	$(70,739)	$(261,297)
Other comprehensive loss:
Foreign currency translation adjustment	(1,329)	15,075	(3,677)	13,247
Income tax (expense) benefit related to other comprehensive loss	(2)	(12,347)	1	(11,907)
Comprehensive loss	(30,940)	(143,463)	(74,415)	(259,957)
Comprehensive loss (income) attributable to noncontrolling interests	650	11,802	(1,001)	14,438
Comprehensive loss attributable to controlling interests	$(30,290)	$(131,661)	$(75,416)	$(245,519)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	For the Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(70,739)	$(261,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	7,116	11,682
Impairment of goodwill	—	23,483
Provision for losses on loans and fees receivable	340,627	31,500
Amortization and impairment of intangibles	217	1,203
Accretion of deferred revenue	(231)	(230)
Accretion of discount on convertible senior notes	5,051	4,991
Stock-based compensation expense	5,470	4,387
Retained interests adjustments, net	—	526,832
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(175,857)	—
Unrealized gain on trading securities	(148)	(163)
Gain on repurchase of convertible senior notes	(22,693)	(160)
Loss on equity-method investments	9,671	—
Gain on buy-out of equity-method investee members	—	(20,990)
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease in uncollected fees on loans receivable	6,794	6,508
Decrease (increase) in JRAS auto loans receivable	22,071	(16,176)
Decrease in deferred costs	504	652
Increase (decrease) in income tax liability	94,511	(123,513)
Decrease in prepaid expenses	4,313	4,845
Increase (decrease) in accounts payable and accrued expenses	394	(20,445)
Other	4,961	4,527
Net cash provided by operating activities	232,032	177,636
Investing activities
Purchase of third-party interest in equity-method investee	—	(19,542)
(Increase) decrease in restricted cash	(21,862)	2,172
Proceeds from equity-method investees	3,524	50,633
Investments in securitized earning assets	—	(340,818)
Proceeds from securitized earning assets	—	186,844
Investments in earning assets	(520,558)	(426,809)
Proceeds from earning assets	575,216	425,533
Acquisitions of assets	—	(621)
Purchases and development of property, net of disposals	(594)	(2,084)
Net cash provided by (used in) investing activities	35,726	(124,692)
Financing activities
Noncontrolling interests distributions, net	(460)	(756)
Purchases of treasury stock	(622)	(115)
Purchases of noncontrolling interests	(7,537)	(1,096)
Purchase of outstanding stock subject to tender offer	(85,264)	—
Proceeds from borrowings	6,397	41,351
Repayments of borrowings	(295,795)	(83,044)
Net cash used in financing activities	(383,281)	(43,660)
Effect of exchange rate changes on cash	(1,211)	1,099
Net (decrease) increase in unrestricted cash	(116,734)	10,383
Unrestricted cash and cash equivalents at beginning of period	185,019	74,515
Unrestricted cash and cash equivalents at end of period	$68,285	$84,898
Supplemental cash flow information
Effect of adoption of accounting pronouncements on restricted cash	$(14,082)	—
Cash paid for interest	$29,472	$16,116
Net cash income tax (refunds) payments	$(93,456)	$613
Supplemental non-cash information
Notes payable associated with capital leases	$811	$1,385
Issuance of stock options and restricted stock	$1,127	$1,129
See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our condensed consolidated balance sheet at June 30, 2010, as well as the reported fair value of our securitized earning assets on our consolidated balance sheet at December 31, 2009; these same estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our condensed consolidated statement of operations for the three and six months ended June 30, 2010, as well as our reported loss on retained interests in credit card receivables securitized which is a component of loss on securitized earning assets on our condensed consolidated statement of operations for the three and six months ended June 30, 2009. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our condensed consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our condensed consolidated statements of operations. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of what our results will be for the year ending December 31, 2010.

We have reclassified certain amounts in our prior period condensed consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

In connection with our consideration of a potential spin-off our U.S. and U.K. micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc. (“Purpose Financial”), filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments most recently on May 28, 2010.  The spin-off remains subject to a number of conditions, including, among others:

•	a recommendation by our management to our Board of Directors to approve the spin-off;

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10 to be effective;

•
our and Purpose Financial’s receipt of any required permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the continued effectiveness of the private letter ruling that we received from the Internal Revenue Service;

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance;

•	the transfer of our micro-loan businesses, and the associated licenses and registrations relating to these businesses, to Purpose Financial;

•
the execution by the parties of separation and distribution agreements, transition services agreements, services agreements, employee matters agreements, tax sharing agreements, sublease and other appropriate agreements; and

•
the lack of any effective order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition preventing consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement.

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

Restricted Cash

Restricted cash includes (1) certain collections on receivables within our Credit Cards segment (only as of the June 30, 2010 condensed consolidated balance sheet date pursuant to the accounting rules changes described in “Asset Securitization” below) and Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and (2) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

 Asset Securitization

At December 31, 2009, most of our credit card receivables were held by off-balance-sheet securitization trusts.  In June 2009, however, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules that resulted in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities are presented as assets and liabilities on our condensed consolidated balance sheet as of June 30, 2010. Throughout the notes to our condensed consolidated financial statements, we use the term “securitizations” to refer to pre-2010 activities of our then-categorized off-balance-sheet securitization trusts (qualifying special purposes entities, or “QSPEs”). In contrast, we use the term “structured financings” to refer to non-recourse, asset-backed, on-balance-sheet debt financings either undertaken prior to 2010 or as accounted for under new accounting guidance effective as of January 1, 2010.

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, at fair value; (2) loans and fees receivable pledged as collateral under structured financings, at fair value; (3) loans and fees receivable, net; and (4) loans and fees receivable pledged as collateral under structured financings, net;.

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

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with our retail and Internet micro-loan activities, our auto finance business and credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program.  This latter category of balance transfer program receivables is included as a component of our Credit Card segment data and aggregated $14.5 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 1.8% of our consolidated loans and fees receivable (net or at fair value) as of June 30, 2010.

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

The components of our aggregated categories of loans and fees receivable, net (in millions) as of the date of each of our condensed consolidated balance sheets are as follows:

	Balance at December 31, 2009	Additions	Subtractions	Balance at June 30, 2010
Loans and fees receivable, gross	$379.7	$526.7	$(591.9)	$314.5
Deferred revenue	(40.9)	(25.5)	35.8	(30.6)
Allowance for uncollectible loans and fees receivable	(53.4)	(36.0)	40.9	(48.5)
Loans and fees receivable, net	$285.4	$465.2	$(515.2)	$235.4

As of June 30, 2010, the weighted average remaining accretion period for the $30.6 million of deferred revenue reflected in the above tables is 20 months.

A roll-forward of our allowance for uncollectible loans and fees receivable, net (in millions) is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$(50.8)	$(53.5)	$(53.4)	$(55.8)
Provision for losses on loans and fees receivable	(16.0)	(18.6)	(36.0)	(30.8)
Charge offs	21.3	16.7	46.2	32.8
Recoveries	(3.0)	(1.3)	(5.3)	(2.9)
Balance at end of period	$(48.5)	$(56.7)	$(48.5)	$(56.7)

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Unrecovered balance at beginning of period	$25,985	$55,488	$29,669	$47,676
Acquisitions of defaulted accounts	12,973	14,278	16,570	31,651
Cash collections	(14,119)	(14,341)	(28,700)	(28,221)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our condensed consolidated statements of operations)	8,458	3,846	15,758	8,165
Unrecovered balance at end of period	$33,297	$59,271	$33,297	$59,271
Estimated remaining collections (“ERC”) (1)	$102,913	$125,844	$102,913	$125,844

(1)	We anticipate collecting 43.8% of the ERC of the existing accounts over the next 12 months, with the balance to be collected thereafter.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcy-related debt.

Previously charged-off receivables held as of June 30, 2010 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At June 30, 2010, $10.9 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.

Comparisons of data as of and for the three months ended June 30, 2010 with data as of and for the three months ended June 30, 2009 are affected by a 2005 forward flow contract into which our Investment in Previously Charged-off Receivables segment had entered to sell previously charged-off receivables to Encore Capital Group, Inc. (“Encore”)—a forward flow contract that subsequently terminated in the third quarter of 2009. In that quarter, we resolved disputes that had arisen with Encore under the contract, thereby resulting in the recognition of $21.2 million in then-deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in escrowed restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement (and that had built up on our consolidated balance sheet throughout the latter half of 2008 and through September 2009) and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net pre-tax gain of $11.0 million on our consolidated statement of operations for three months ended September 30, 2009.

Investments in Securities

We periodically invest in debt and equity securities, some of which we classify as trading securities and with respect to which we include realized and unrealized gains and losses in earnings, and some of which we classify as held to maturity or available for sale.  Additionally, we occasionally have received distributions of debt securities from our equity-method investees ($1.0 million held at June 30, 2010), and we have classified such distributed debt securities as held to maturity. As appropriate, we may invest in securities we believe provide returns in excess of those realized in our cash accounts.  Such was the case in the first quarter of 2010 during which we invested $75.0 million in publicly traded bond funds whose investment objectives are to invest in highly rated, investment-grade securities.  The carrying values (in thousands) of our investments in debt and equity securities are as follows:
	As of
	June 30, 2010	December 31, 2009
Held to maturity:
Investments in debt securities	$1,009	$2,060
Available for sale:
Investments in equity securities	1,707	—
Trading:
Investments in debt securities	75,108	—
Investments in equity securities	759	569
Total investments in debt and equity securities	$78,583	$2,629

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. Also included are (1) various deposits (totaling $1.1 million and $6.2 million as of June 30, 2010 and December 31, 2009, respectively) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $0.4 million and $4.9 million as of June 30, 2010 and December 31, 2009, respectively, associated with our ongoing servicing efforts in the U.K.), (2) vehicle inventory ($0.9 million and $4.1 million as of June 30, 2010 and December 31, 2009, respectively) held by our buy-here, pay-here auto operations that we expense as cost of goods sold (within fees and related income on earning assets on our condensed consolidated statements of operations) as we earn associated sales revenues, and (3) a $10.0 million deposit at a former third-party issuing bank partner (Columbus Bank and Trust Company) that is the subject of broader pending litigation between Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) and us.  See Note 11, “Commitments and Contingencies,” for additional information regarding this outstanding litigation.

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

Income Taxes

We account for income taxes based on the liability method required by applicable accounting rules. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Additionally, we assess the probability that a tax position we have taken may not ultimately be sustained on audit, and we reevaluate our uncertain tax positions on a quarterly basis. We base these reevaluations on factors including, but not limited to, changes in facts and circumstances, changes in tax laws, effectively settled issues under audit, and new audit activity.  A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to tax expense.

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

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and the Netherlands. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2006. Currently, we are under audit by various jurisdictions for various years, including by the Internal Revenue Service for the 2007 and 2008 tax years. Although the audits have not been concluded, we do not expect any changes to our reported tax positions in those years that would have a material effect on our consolidated financial statements.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.2 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2010, respectively, compared to $.7 million and $1.4 million during the three and six months ended June 30 2009, respectively.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense; we experienced no such reductions during the three months ended June 30, 2010 and 2009.

We generally do not provide for income taxes on the undistributed earnings of our U.K. Internet micro-loan subsidiaries because we intend to reinvest these earnings indefinitely to finance foreign activities.  Because this treatment is premised on our future plans and expectations of future events, the possibility exists that amounts we declare as indefinitely reinvested offshore may ultimately be repatriated.  For instance, the actual cash needs of our U.S. entities may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations.  These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend, in the year in which we determine that amounts are no longer intended to be indefinitely reinvested offshore. Such a deemed remittance occurred in the three and six months ended June 30, 2010 due to expiration of a long-standing U.S. income tax deferral provision which historically had shielded active finance company income earned in foreign jurisdictions from U.S. income tax. Although the active finance company income provisions expired for taxable years beginning on or after January 1, 2010, the U.S. Congress currently is working on legislation that would retroactively extend the active finance company income exception and permit retroactive and ongoing deferral of such income. Our specific foreign income source that previously had been protected from U.S. income taxation by reason of the active finance company income exception is the income earned by our U.K. Internet micro-loan operations. Although we cannot and did not assume enactment of laws to extend the active finance company income exception, the expiration of the exception had no effect on our effective tax rate during the three and six months ended June 30, 2010 due to the effects of valuation allowances that we maintain against net deferred tax assets. The expiration did, however, affect our computation (in the paragraph that follows) of what our effective tax rates as determined before the effects of valuation allowance changes would more likely than not have been for the three and six months ended June 30, 2010.

Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were -0.1% and -1.6% for three and six months ended June 30, 2010, respectively, compared to 29.9% and 31.9% for the three and six months ended June 30, 2009, respectively. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions between these periods, and the variations in effective tax rates between these periods are substantially related to the effects of changes in valuation allowances provided against income statement-oriented U.S. federal, foreign and state deferred tax assets ($5.7 million and $18.0 million increases in valuation allowances, respectively, during the three and six months ended June 30, 2010, versus a corresponding $10.7 million increase in valuation allowances during the three and six months ended June 30, 2009). As computed without regard to the effects of all changes in U.S. federal, foreign, state, and local tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax rates would more likely than not have been 19.3% and 24.3% for the three and six months ended June 30, 2010, respectively, compared to 35% and 33.7% for the three and six months ended June 30, 2009, respectively.

Our negative effective tax rate during the three and six months ended June 30, 2010 results from the fact that we incurred net losses during such periods, while at the same time we incurred (1) U.K. tax expense associated with our profitable MEM operations (such U.K. tax expenses exceeding the recognized tax benefits (after valuation allowances) on our U.S. losses) and (2) interest accruals on unrecognized tax benefits.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Retail micro-loan fees	$17,079	$16,566	$35,266	$33,242
Internet micro-loan fees	20,813	15,104	40,055	26,892
Fees on credit card receivables held on balance sheet	6,269	—	15,859	—
Changes in fair value of loans and fees receivable recorded at fair value(1)	84,753	—	125,663	—
Changes in fair value of notes payable associated with structured financings recorded at fair value	17,598	—	50,194	—
Income on investments in previously charged-off receivables	8,458	3,846	15,758	8,165
Gross (loss) profit on auto sales	(127)	5,138	(1,649)	13,609
Gains on investments in securities	88	86	148	163
Other	(332)	186	199	1,501
Total fees and related income on earning assets	$154,599	$40,926	$281,493	$83,572

(1)
The above changes in fair value of loans and fees receivable recorded at fair value excludes the impact of charge-offs associated with these receivables which are separately included as a component of our provision for losses on loans and fees receivable. See Note 9, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our condensed consolidated statements of operations.

Loss on Securitized Earning Assets

Loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized, and (3) returned-check, cash advance and certain other fees associated with our securitized credit card receivables, all of which are detailed (in thousands) in the following table. This category on our condensed consolidated statement of operations is not applicable in 2010 given our consolidation of all of our former off-balance-sheet securitization trusts as required by accounting rules changes effective at the beginning of 2010.

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Loss on retained interests in credit card receivables securitized	$(165,579)	$(323,834)
Fees on securitized receivables	3,891	10,120
Total loss on securitized earning assets	$(161,688)	$(313,714)

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

In June 2009, the FASB issued new accounting rules that, in addition to requiring certain new securitization and structured financing-related disclosures that we have incorporated into our condensed consolidated financial statements, resulted in the consolidation of our securitization trusts onto our condensed consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities are presented as assets and liabilities on our condensed consolidated balance sheet effective on that date. Moreover, after adoption of these new accounting rules, we no longer reflect our securitization trusts’ results of operations within losses on retained interests in credit card receivables securitized, but instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes) with respect to the credit card receivables held within our securitization trusts; similarly, we separately report interest expense (as well as gains and/or losses associated with fair value changes) with respect to the debt issued from the securitization trusts. Lastly, because we account for our securitization transactions under the new rules as secured borrowings rather than asset sales, we present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities. As noted on our condensed consolidated statement of equity for the three months ended June 30, 2010, our January 1, 2010 adoption of these rules resulted in an increase in total equity of $37.7 million.

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

Subsequent Events

We evaluate events that occur subsequent to our condensed consolidated balance sheet date but before our condensed consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the balance sheet date but arose subsequent to that date. We have evaluated subsequent events, and based on our review, we did not identify any recognized or nonrecognized subsequent events that would have required adjustments to or disclosures in our condensed consolidated financial statements.

3.           Discontinued Operations

In May 2009, we discontinued our Retail Micro-Loans segment’s Arkansas operations based on regulatory opposition we faced within that state. Reflecting both our discontinued Arkansas operations, as well as those of other Retail Micro-Loans segment states that we discontinued in prior reporting periods, the components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net interest income, fees and related income on earning assets	$—	$375	$—	$1,684
Other operating expense	—	863	—	2,021
Estimated loss upon sale	—	2,779	—	2,779
Goodwill impairment	—	3,483	—	3,483
Loss before income taxes	—	(6,750)	—	(6,599)
Income tax benefit	—	2,363	—	2,310
Net loss	$—	$(4,387)	$—	$(4,289)

There were no discontinued assets held for sale on our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

4.	Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans.  In March 2010, we acquired noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of June 30, 2010.  Also in March 2010, we acquired all of the noncontrolling interests in our Investments in Previously Charged-Off Receivables segment for $1.0 million, such that we now own 100% of this segment.

Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income on earning assets	$2,237	$8,329	$14,201	$2,010	$13,929	$40,706
Total other operating income	$3,564	$275	$—	$137	$—	$3,976
(Loss) income from continuing operations before income taxes	$(29,625)	$1,776	$1,501	$(6,752)	$3,532	$(29,568)
Loss on discontinued operations before income taxes	$—	$—	$—	$—	$—	$—
Loans and fees receivable, gross	$18,452	$—	$37,038	$220,572	$38,466	$314,528
Loans and fees receivable, net	$14,475	$—	$30,754	$163,698	$26,434	$235,361
Loans and fees receivable held at fair value	$549,611	$—	$—	$—	$—	$549,611
Total assets	$764,731	$42,913	$64,280	$181,087	$63,855	$1,116,866

Three Months Ended June 30, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(6,268)	$3,743	$14,118	$9,414	$10,565	$31,572
Total other operating (loss) income	$(111,950)	$27	$—	$90	$1	$(111,832)
(Loss) income from continuing operations before income taxes	$(176,765)	$(7,049)	$(16,549)	$(6,165)	$4,773	$(201,755)
Loss on discontinued operations before income taxes	$—	$—	$(6,750)	$—	$—	$(6,750)
Loans and fees receivable, gross	$1,385	$—	$33,492	$325,854	$28,045	$388,776
Loans and fees receivable, net	$1,039	$—	$27,811	$260,968	$19,413	$309,231
Loans and fees receivable held at fair value	$—	$—	$—	$—	$—	$—
Total assets	$609,806	$68,386	$66,793	$300,349	$61,021	$1,106,355

Six Months Ended June 30, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(10,452)	$15,489	$29,934	$(2,264)	$28,060	$60,767
Total other operating income	$21,921	$654	$—	$267	$—	$22,842
(Loss) income from continuing operations before income taxes	$(63,426)	$2,757	$3,817	$(21,279)	$8,492	$(69,639)
Loss on discontinued operations before income taxes	$—	$—	$—	$—	$—	$—
Loans and fees receivable, gross	$18,452	$—	$37,038	$220,572	$38,466	$314,528
Loans and fees receivable, net	$14,475	$—	$30,754	$163,698	$26,434	$235,361
Loans and fees receivable held at fair value	$549,611	$—	$—	$—	$—	$549,611
Total assets	$764,731	$42,913	$64,280	$181,087	$63,855	$1,116,866

Six Months Ended June 30, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(11,884)	$7,948	$28,492	$27,998	$19,349	$71,903
Total other operating (loss) income	$(220,937)	$55	$—	$403	$1	$(220,478)
(Loss) income from continuing operations before income taxes	$(354,790)	$(9,377)	$(17,627)	$(4,135)	$8,331	$(377,598)
Loss on discontinued operations before income taxes	$—	$—	$(6,599)	$—	$—	$(6,599)
Loans and fees receivable, gross	$1,385	$—	$33,492	$325,854	$28,045	$388,776
Loans and fees receivable, net	$1,039	$—	$27,811	$260,968	$19,413	$309,231
Loans and fees receivable held at fair value	$—	$—	$—	$—	$—	$—
Total assets	$609,806	$68,386	$66,793	$300,349	$61,021	$1,106,355

5.            Shareholders’ Equity

Retired Shares

In 2009, 1,398,681 of previously lent shares were returned to us.  All returned shares are excluded from our outstanding share counts. As of June 30, 2010, we had 2,252,388 loaned shares outstanding.

Additionally, pursuant to the closing of a tender offer in May 2010, we repurchased 12,180,604 shares of our common stock at a purchase price of $7.00 per share for an aggregate cost of $85.3 million.  These shares subsequently were retired.

Treasury Stock

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vestings, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 131,210 and 514,686 at gross costs of $4.2 million and $10.5 million during three and six months ended June 30, 2010, respectively, in satisfaction of restricted share and restricted share unit vestings; this compares to our reissuance of shares for these purposes of 8,006 and 111,644 at gross costs of $0.1 million and $2.0 million during the three and six months ended June 30, 2009, respectively. Additionally, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required tax withholdings, we also effectively purchased shares totaling 43,212 and 132,499 at gross costs of $0.2 million and $0.6 million during the three and six months ended June 30, 2010, respectively, compared to our effective purchase of 2,939 and 36,888 shares at gross costs of $0.01 million and $0.11 million, respectively, during the three and six months ended June 30, 2009, respectively.

6.            Investments in Equity-Method Investees

In May 2009, we recognized a gain of $21.0 million that is separately classified on our consolidated statement of operations associated with our buy-out of the remaining members of our then-longest standing equity-method investee, CSG (which was formed in July 2002 to acquire retained interests in a securitization that included $1.2 billion in credit card receivables originated by Providian Financial Corporation). Subsequent to this buy-out event, we have included the operations of this former equity-method investee and its underlying assets and liabilities within our consolidated results of operations and consolidated balance sheet categories, as opposed to the income from equity-method investees and investment in equity-method investee categories.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including 2009 results of operations data for CSG while we held it in equity-method investee form prior to our May 2009 buy-out of its other members):

	As of June 30, 2010	As of December 31, 2009
Securitized earning assets	$—	$35,844
Loans and fees receivable pledged as collateral under structured financings, at fair value	$164,615	$—
Total assets	$175,988	$38,332
Notes payable associated with structured financings, at fair value	$145,877	$—
Total liabilities	$147,009	$1,319
Members’ capital	$28,979	$37,013

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net interest income, fees and related loss on earning assets	$(25,303)	$—	$(24,913)	$—
Fees and related loss on securitized earning assets	$—	$(22,841)	$—	$(31,011)
Total other operating income (loss)	$1,064	$(21,745)	$2,483	$(28,605)
Net loss	$(27,891)	$(15,359)	$(30,339)	$(23,000)

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

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loan operations, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $3.5 million impairment loss that is reported within loss on discontinued operations for the three and six months ended June 30, 2009. In connection with this reallocation, we performed a valuation analysis with respect to the remaining goodwill associated with our continuing Retail Micro-Loans segment operations based on internal projections of residual cash flows and market data supporting valuation prices of similar companies at the time; this analysis yielded an additional $20.0 million goodwill impairment charge associated with continuing operations that is reflected within our consolidated statement of operations for the three and six months ended June 30, 2009.

In April 2007, one of our then-majority-owned subsidiaries (in which we now hold a 100% interest as of December 31, 2009) acquired 95% of the outstanding shares of MEM, our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.9 million) in cash as part of our underlying diversification efforts and to establish a micro-loan presence in the U.K. Under the original purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007,

2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a net 22.5% continuing minority ownership interest in MEM and a cash payment of £434,000 ($621,000), the aggregate value of which reflected the estimated fair value of the earn-out arrangement as of December 31, 2009.  The settlement of the earn-out resulted in a re-measurement of the carrying value of our investment in MEM in accordance with applicable accounting standards and additional goodwill of $5.6 million.

Relative to respective December 31 balances, changes (in thousands) in the carrying amount of goodwill for the six months ended June 30, 2009 and 2010, respectively, by reportable segment are as follows:

	Retail Micro-Loans	Internet Micro-Loans	Consolidated
Balance as of December 31, 2008	$43,214	$15,915	$59,129
Goodwill related to settlement of contingent performance-related earn-out	—	5,553	5,553
Impairment loss	(23,483)	—	(23,483)
Foreign currency translation	—	3,103	3,103
Balance as of June 30, 2009	$19,731	$24,571	$44,302
Balance as of December 31, 2009	$19,731	$23,691	$43,422
Foreign currency translation	—	(1,275)	(1,275)
Balance as of June 30, 2010	$19,731	$22,416	$42,147

Intangible Assets

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loans operations, we allocated intangible assets that we determined had an indefinite benefit period between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $0.2 million impairment loss that is reported within loss on discontinued operations in for the three and six months ended June 30, 2009. This valuation analysis was based on internal projections of residual cash flows and market data supporting valuation prices of similar companies at the time.

We had $2.1 million of remaining intangible assets that we determined had an indefinite benefit period as of June 30, 2010 and December 31, 2009. The net unamortized carrying amount of intangible assets subject to amortization was $0.5 million and $0.7 million as of June 30, 2010 and December 31, 2009, respectively. Intangible asset-related amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively.

8.           Securitizations

This note provides historical off-balance-sheet credit card receivables “securitizations” data relative to our December 31, 2009 condensed consolidated balance sheet and our condensed consolidated statement of operations for the three and six months ended June 30, 2009. As noted previously in this report, the FASB issued new accounting rules that resulted in the consolidation of our securitization trusts (including their cash, receivables and underlying debt) onto our consolidated balance sheet effective as of January 1, 2010. As such, our 2010 condensed consolidated financial statements contain no comparable balances to the historical securitized earnings assets category, and associated income and loss categories, as shown in our condensed consolidated 2009 financial statements.

The table below summarizes (in thousands) our securitization facility activities for the period prior to consolidation of our securitization trust. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	As of and for the Three Months Ended June 30, 2009	As of and for the Six Months Ended June 30, 2009
Gross amount of receivables securitized at period end	$1,984,497	$1,984,497
Proceeds from new transfers of financial assets to securitization trusts	$213,102	$304,728
Proceeds from collections reinvested in revolving-period securitizations	$148,443	$275,462
Excess cash flows received on retained interests	$24,826	$55,484
Loss on retained interests in credit card receivables securitized	$(165,579)	$(323,834)
Fees on securitized receivables	3,891	10,120
Total loss on securitized earning assets	$(161,688)	$(313,714)

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

Reflected within servicing income on our condensed consolidated statement of operations for the three and six months ended June 30, 2009 were $31.5 million and $70.9 million, respectively of servicing income (fees) we received from our securitization trusts in that period. Changes in our net servicing liability for the six months ended June 30, 2009 are summarized (in millions) in the following table.

For the Six Months Ended June 30, 2009
Net servicing liability at beginning of period	$10.7
Changes in fair value of net servicing liability due to changes in valuations inputs, including receivables levels within securitization trusts, length of servicing period, servicing costs and changes in servicing compensation rates	12.3
Balance at end of period	$23.0

    Other key assumptions we used to estimate the fair value of our retained interests in the credit card receivables securitized as of December 31, 2009 are presented (as weighted averages) below:

As of December 31, 2009
Net collected yield (annualized)	31.3%
Principal payment rate (monthly)	2.2%
Expected principal credit loss rate (annualized)	27.2%
Residual cash flows discount rate	18.8%
Servicing liability discount rate	14.0%
Life (in months) of securitized credit card receivables	45.4

    Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) as of June 30, 2009 was comprised of credit card receivables that we securitized and other investors’ shares of those securitized receivables. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations as of June 30, 2009.  These figures include the results of our lower-tier credit cards prior to their re-consolidation in the fourth quarter of 2009.

As of and for the Three Months Ended June 30, 2009
Total managed principal balance	$1,745,827
Total managed finance charge and fee balance	238,670
Total managed receivables	1,984,497
Cash collateral at trust and amounts due from QSPEs	482,606
Total assets held by QSPEs	2,467,103
QSPE-issued notes to which we are subordinated	(1,790,376)
Face amount of residual interests in securitizations	$676,727
Receivables delinquent—60 or more days	$313,493
Net charge offs during the three months ended June 30, 2009	$159,015

    Data in the above table are aggregated from the various QSPEs supporting our securitizations as of June 30, 2009.

9.           Fair Values of Assets and Liabilities

    Because we account for the credit card receivables underlying our formerly off-balance-sheet securitization trusts at fair value, accounting rules that required the consolidation of these securitization trusts effective January 1, 2010 also required that we account for any debt underlying our formerly securitized credit card receivables at fair value effective as of January 1, 2010.

    We elected the fair value option with respect to our investments in equity securities as well as our investments in loans and fees receivable associated with our credit card portfolios. With respect to our equity securities, we decided to measure these assets at fair value due to our intent to invest and redeem these investments with expected frequency. For our credit card loans and fees receivable and the notes payable that are secured by those receivables, both of which were contained in off-balance-sheet securitization trusts in either certain or all periods prior to January 1, 2010, we elected the fair value option because, in contrast to substantially all other assets on our consolidated balance sheets, we had significant experiences in determining the fair value of these assets and liabilities based on our models previously used to determine the fair value of residual interests in underlying off-balance-sheet securitization trusts prior to their consolidation in our financial statements effective no later than January 1, 2010.

We account for certain financial assets and liabilities at fair value base upon a three-tiered valuation system.  In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2010 by fair value hierarchy:
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$75,867	$—	$—	$75,867
Loans and fees receivable, at fair value	$—	$—	$19,277	$19,277
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$530,334	$530,334

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2010:
	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Securitized Earning Assets	Total
Beginning balance	$42,299	$—	$36,514	$78,813
Transfers in due to adoption of new accounting guidance	—	836,346	(36,514)	799,832
Total gains (losses)—realized/unrealized:
Net revaluations of/additions to loans and fees receivable pledged as collateral under structured financings, at fair value	—	(103,982)	—	(103,982)
Net revaluations of loans and fees receivable, at fair value	(10,145)	—	—	(10,145)
Purchases, issuances, and settlements, net	(12,877)	(203,017)		(215,894)
Impact of foreign currency translation gain	—	987	—	987
Net transfers in and/or out of Level 3	—	—	—	—
Ending balance	$19,277	$530,334	$—	$549,611

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 assets.

Net Revaluation of Loans and Fees Receivable. We record the net revaluation of loans and fees receivable (including those pledged as collateral) in the fees and related income on earning assets category in our condensed consolidated statements of operations, specifically as changes in fair value of loans and fees receivable recorded at fair value. The net revaluation of loans and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs.

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2010 by fair value hierarchy:
Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Liabilities Measured at Fair Value
Notes payable associated with structured financings, at fair value	$—	$—	$516,510	$516,510

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2010:
Notes Payable Associated with Structured Financings, at Fair Value
Beginning balance	$—
Transfers in due to adoption of new accounting guidance	772,615
Total gains (losses)—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(50,194)
Repayments on outstanding notes payable, net	(205,317)
Impact of foreign currency translation gain	(594)
Net transfers in and/or out of Level 3	—
Ending balance	$516,510

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluation of notes payable associated with structured financings, at fair value, in the changes in fair value of notes payable associated with structured financings line item within the fees and related income on earning assets category of our consolidated statements of operations. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including:  estimates of net collected yield, principal payment rates and expected principal credit loss rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees.

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

For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2010 by fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets:
Goodwill	$—	$—	$42,147	$42,147
Intangibles, net	$—	$—	$2,136	$2,136

Other relevant data (in thousands) as of June 30, 2010 concerning our assets and liabilities measured at fair value are as follows:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$38,642	$569,835
Aggregate fair value of loans and fees receivable that are reported at fair value	$19,277	$530,334
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$352	$2,644
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$8,006	$92,356
		Notes Payable Associated with Structured Financings, at Fair Value
Aggregate unpaid principal balance of notes payable		$810,462
Aggregate fair value of notes payable		$516,510

10.	Convertible Senior Notes and Notes Payable

Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025, and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our condensed consolidated balance sheets.

Upon our January 1, 2009 required adoption of new accounting rules for Instrument C convertible notes (a classification applicable to our convertible senior notes), we (1) reclassified a portion of our outstanding convertible senior notes to additional paid-in capital, (2) established a discount to the face amount of the notes as previously reflected on our condensed consolidated balance sheets, (3) created a deferred tax liability related to the discount on the notes, and (4) reclassified out of our originally reported deferred loan costs and into additional paid-in capital the portion of those costs considered under the new rules to have been associated with the equity component of the convertible senior notes issuances.  We are amortizing the discount to the face amount of the notes to interest expense over the expected life of the notes, and this will result in a corresponding release of our associated deferred tax liability. Total amortization for the three and six months ended June 30, 2010 totaled $2.4 million and $5.1 million, respectively, compared to total amortization of $2.5 million and $5.0 million for the three and six months ended June 30, 2009, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $3.8 million and $8.1 million for the three and six months ended June 30, 2010, respectively, versus, $4.4 million and $8.9 million for the three and six months ended June 30, 2009, respectively.  We will amortize the discount remaining at June 30, 2010 to interest expense over the expected terms of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our condensed consolidated balance sheets associated with our convertible senior notes after giving effect to both our required adoption of the new Instrument C rules upon their January 1, 2009 effective date and our retrospective application of the rules to prior presented financial reporting periods:
	As of June 30, 2010	As of December 31, 2009
Face amount of outstanding convertible senior notes	$316,514	$386,551
Discount	(63,169)	(78,978)
Net carrying value	$253,345	$307,573
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

Under the terms of a tender offer for the repurchase of both series of our convertible senior notes, in March 2010, we repurchased $24.7 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $12.8 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes.  The repurchase resulted in an aggregate gain recognized during the three months ended March 31, 2010 of $13.9 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).  Subsequently, during the three months ended June 30, 2010, both in open market transactions and pursuant to the closing of a second tender offer, we repurchased an additional $29.8 million in face amount of our 3.625% notes for $18.2 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), thereby resulting in the recognition of an aggregate gain during the three months ended June 30, 2010 of $8.8 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases). Accordingly, in the aggregate, we recognized $22.7 million of gains on the repurchase of our convertible senior notes during the six months ended June 30, 2010.

The above-noted 2010 transactions compare to our repurchase of $300,000 in face amount of our 3.625% notes during the six months ended June 30, 2009. In a January 2009 transaction, we purchased the 3.625% notes for $90,000 (inclusive of transaction costs and accrued interest), resulting in an aggregate gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).

Notes Payable Associated with Structured Financings, at Fair Value

Upon the consolidation of our securitization trusts effective January 1, 2010 in accordance with new accounting requirements, we began presenting on our consolidated balance sheet certain non-recourse, asset-backed structured financing debt facilities that are secured by credit card receivables held within such trusts.  Given our decision to elect the fair value option for reporting the credit card receivables held within the trusts, accounting rules require that we report the underlying debt facilities at fair value as well. We are required to consolidate the assets (credit card receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, at fair value, on our condensed consolidated balance sheets) and debt (classified as notes payable associated with structured financings, at fair value, on our condensed consolidated balance sheets) associated with these structured financings on our consolidated balance sheets because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions.

As of June 30, 2010, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

Carrying Amounts at Fair Value as of June 30, 2010
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust—outstanding face amount of $586.9 million bearing interest at a weighted average 2.1% interest rate, which is secured by credit card receivables and restricted cash aggregating $411.4 million in carrying amount (1)	$394.7
Multi-year variable funding securitization facility (expiring September 2014), outstanding face amount of $4.7 million bearing interest at a weighted average 3.9% interest rate, which is secured by credit card receivables and restricted cash aggregating $11.8 million in carrying amount (2)	4.6
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $193.5 million bearing interest at a weighted average 2.7% interest rate, which is secured by credit card receivables and restricted cash aggregating $102.2 million in carrying amount (3)	100.4
Ten-year amortizing term securitization facility issued out of a trust underlying one of our portfolio acquisitions (expiring January 2014), outstanding face amount of $17.2 million bearing interest at a weighted average 3.4% interest rate, which is secured by credit card receivables and restricted cash aggregating $40.0 million in carrying amount	16.8
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$516.5

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

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables (cash flows that we consider adequate to meet our variable costs of servicing these assets), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $516.5 million in fair value of structured financing notes in the above table is $565.4 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $48.9 million.

Beyond our role as servicer of the underlying assets within the credit card receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable Associated with Structured Financings, at Face Value

Beyond the credit card receivables structured financings held at fair value mentioned above, we have entered into certain other non-recourse, asset-backed structured financing transactions within our businesses. We consolidate onto our condensed consolidated balance sheets both the assets (Auto Finance segment receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, net, on our condensed consolidated balance sheets, Auto Finance segment inventories, investments in previously charged-off receivables, and other equipment) and debt (classified within notes payable associated with structured financings, at face value, on our condensed consolidated balance sheets) associated with these structured financings because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. The principal amount of the structured financing notes outstanding at June 30, 2010 and December 31, 2009, and the June 30, 2010 carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

	As of June 30, 2010	As of December 31, 2009
Asset-Backed Structured Financing Facilities
Amortizing debt facility of ACC Auto Finance segment receivables, stated rate of 15.0% (effective rate of 18.9%) at June 30, 2010, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $93.4 million at June 30, 2010 (1)	$77.9	$99.2
Revolving line of credit of CAR Auto Finance segment receivables, rate of 3.9% at June 30, 2010, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $52.7 million at June 30, 2010 and is payable over a six-month amortization period beginning June 2011	34.0	31.0
Financing of JRAS Auto Finance segment receivables, rate of 11.0%, which is secured by auto receivables, land and restricted cash with an aggregate carrying amount of $21.7 million at June 30, 2010 and due September 2010	15.0	26.8
Financing of JRAS Auto Finance segment inventory, average rate of 24.0%, which is secured by inventory with an aggregate carrying amount of $0.9 million at June 30, 2010 and which is currently payable	0.1	1.4
Vendor-financed software and equipment acquisitions, average rate of 5.5% at June 30, 2010, secured by certain equipment with an aggregate carrying amount of $0.1 million at June 30, 2010, payable to 2010 through 2013	0.8	1.1
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, rate of 12%, secured by certain investments in previously charged-off receivables with an aggregate carrying amount of $2.4 million at June 30, 2010, payable through 2012	4.0	4.9
Total asset-backed structured financing notes outstanding (which are secured by assets with carrying amounts aggregating $171.2 million at June 30, 2010)	$131.8	$164.4

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

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment and inventory lending arrangements) generally provide for a priority distribution of cash flows to us to service any underlying pledged receivables (cash flows that we consider adequate to meet our costs of servicing these receivables), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and, except as provided in the following paragraph with respect to the CAR facility and the JRAS facility, there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under all of the facilities other than the CAR facility and the JRAS facility. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $131.8 million of structured financing notes in the above table at June 30, 2010 is $171.2 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $39.4 million.

The $15.0 million JRAS facility scheduled above matured in January 2010, but we have entered into a forbearance agreement effective through September 2010 with the lender under which we essentially operate as though the facility had not matured while we work to collect a gradually liquidating portfolio of JRAS receivables. The portfolio is gradually liquidating as we are not adding new JRAS receivables at the same pace at which the existing receivables are either being collected or charged off. Based on our ongoing favorable dialogue with the lender, we believe that the forbearance agreement will be extended until the date of our expected complete repayment of the lender during the first half of 2011. However, this result is not assured, and if the lender decides to subject this loan to immediate repayment in September 2010, we would be required to repay the outstanding loan balance in full or could be forced to surrender the loan and fee receivables serving as collateral for the loan. As of June 30, 2010, the maximum exposure to pre-tax loss of equity under this structured financing was $6.7 million. The CAR facility begins to amortize down in June 2011 over a six-month period.  In the event we are unable to secure either an extension of this facility or a replacement facility, the maximum exposure to pre-tax loss of equity under this CAR structured financing is $18.7 million as measured as of June 30, 2010.

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

11.           Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., CompuCredit Corporation’s) commitments of $73.4 million at June 30, 2010 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of amounts we can fund through our securitization facilities. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which we have now done with respect to substantially all of our outstanding cardholder accounts.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, CompuCredit Corporation has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the residual interests in which are owned by its subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of June 30, 2010, neither CompuCredit Corporation nor any of its subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. CompuCredit Corporation’s guarantee is limited to its respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of June 30, 2010, the maximum aggregate amount of CompuCredit Corporation’s collective guarantees and direct purchase obligations related to all of its subsidiaries and equity-method investees was $65.8 million (included as a subcomponent of the $73.4 million mentioned in the paragraph above)—a decrease from $72.0 million at December 31, 2009 as a result of declines in our liquidating credit card receivables portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases decline along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of CompuCredit Corporation’s affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect combined payments and charge offs to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.  Moreover, should we ever be required to fund any of the guarantees, there would be a concurrent increase in the underlying assets.

CompuCredit Corporation’s third-party originating financial institution relationships require security for its purchases of their credit card receivables, and CompuCredit Corporation has pledged $1.0 million in collateral as such security as of June 30, 2010. In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of June 30, 2010). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($18.9 million as of June 30, 2010).

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

On December 21, 2009, certain holders of our 3.625% Convertible Senior Notes Due 2025 and 5.875% Convertible Senior Notes Due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and a potential future spin-off of our micro-loan businesses. We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On March 19, 2010, the U.S. District Court for the District of Minnesota transferred venue to the U.S. District Court for the Northern District of Georgia, and on April 6, 2010, we filed a Renewed Motion to Dismiss. Shortly after that filing, the plaintiffs amended their complaint to add new claims and certain of our officers and directors as defendants, continued to seek to enjoin the spinoff and sought unspecified damages against all defendants. The plaintiffs also sought temporary injunctive relief to prevent our completion of a then-pending tender offer for the repurchase of our 3.625% Convertible Notes due 2025 and our common stock at $7.00 per share. At a hearing on May 12, 2010, the judge in the Northern District of Georgia denied the request for a temporary restraining order, and the tender offer was completed as scheduled on May 14, 2010. We since have filed with the U.S. District Court for the Northern District of Georgia a motion to dismiss the plaintiffs’ Second Amended Complaint.  We do not know when the court will rule on our motion to dismiss or the other relief requested. Consequently, should our Board of Directors ultimately approve a spin-off of our micro-loan businesses, it is possible that the spin-off might be delayed or enjoined by court order or that the court could impose other remedies.

12.           Net Loss Attributable to Controlling Interests Per Common Share

We compute earnings per share (“EPS”) attributable to our common shareholders by dividing income or loss attributable to controlling interests by the weighted-average common shares outstanding including participating securities outstanding during the period, as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our earnings. In performing our EPS computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our calculation of basic and diluted EPS for current and prior periods.

The following table sets forth our EPS computations (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations attributable to controlling interests	$(28,959)	$(129,957)	$(71,740)	$(242,572)
Loss on discontinued operations attributable to controlling interests	$—	$(4,387)	$—	$(4,289)
Loss attributable to controlling interests	$(28,959)	$(134,344)	$(71,740)	$(246,861)
Denominator:
Basic (including unvested share-based payment awards) (1)	39,802	47,733	43,818	47,639
Effect of dilutive stock options and warrants (2)	163	47	171	24
Diluted (including unvested share-based payment awards) (1)	39,965	47,780	43,989	47,663
Loss from continuing operations attributable to controlling interests per common share—basic	$(0.73)	$(2.72)	$(1.64)	$(5.09)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(0.73)	$(2.72)	$(1.64)	$(5.09)

Loss on discontinued operations attributable to controlling interests per common share—basic	$—	$(0.09)	$—	$(0.09)
Loss on discontinued operations attributable to controlling interests per common share—diluted	$—	$(0.09)	$—	$(0.09)
Net loss attributable to controlling interests per common share—basic	$(0.73)	$(2.81)	$(1.64)	$(5.18)
Net loss attributable to controlling interests per common share—diluted	$(0.73)	$(2.81)	$(1.64)	$(5.18)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  681,747 and 702,646 shares for the three and six months ended June 30, 2010; and 847,017 and 764,282 shares for the three and six months June 30, 2009.

(2)
The effect of dilutive options is shown for informational purposes only.  Because we were in a net loss position for all periods presented, the effect of including outstanding options would be anti-dilutive, and they are thus excluded from all calculations.

For the three and six months ended June 30, 2010 and 2009, there were no shares potentially issuable and thus includible in the diluted EPS calculation under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $35.57 and $43.28 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution as of June 30, 2010 under the conversion provisions of the May 2005 and November 2005 convertible senior notes is approximately 4.9 million and 3.2 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 10, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,113,058 shares remained available for grant under this plan as of June 30, 2010.  Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related (benefit)/charge to additional paid-in capital of $(0.6) million and $1.4 million for the three and six months ended June 30, 2010, respectively, compared to an income tax-related charge to additional paid in capital of $0.1 million and $1.3 million for the three and six months ended June 30, 2009, respectively.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three and six months ended June 30, 2010, we expensed stock-option-related compensation costs of $0.4 million and $0.8 million, respectively, compared to $0.5 million and $1.0 million during the three and six months ended June 30, 2009, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Six Months Ended June 30, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	790,000	$31.75
Cancelled/Forfeited	(200,000)	$8.66
Outstanding at June 30, 2010	590,000	$39.57	2.6	$—
Exercisable at June 30, 2010	90,000	$31.70	1.5	$—

As of June 30, 2010, our unamortized deferred compensation costs associated with non-vested stock options were $1.4 million. There were no stock option exercises during the three months ended June 30, 2010.

Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2010 and 2009, we granted 253,107 and 206,825 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $1.1 million and $1.1 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of June 30, 2010, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $3.5 million with a weighted-average remaining amortization period of 1.0 years.

Occasionally, we issue or sell stock or stock appreciation rights in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes noncontrolling interests in the subsidiaries. We are amortizing these compensation costs commensurate with the applicable vesting period. The weighted-average remaining vesting period for stock and stock appreciation rights still subject to restrictions was 11 months as of June 30, 2010.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We contracted with third-party financial institutions pursuant to which the financial institutions issued general purpose consumer credit cards and we purchased the receivables relating to such accounts on a daily basis.  Today we manage the portfolios that we previously originated or acquired and are not currently offering new credit cards on a broad basis.

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

Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from third parties, our equity method investees and us.

The most significant changes to our business during the six months ended June 30, 2010 were:

•
Our adoption of new accounting pronouncements that resulted in the consolidation of our securitization trusts onto our condensed consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, we present cash and credit card receivables held by our securitization trusts and debt issued from those entities as assets and liabilities on our condensed consolidated balance sheet as of June 30, 2010, and we adjusted our January 1, 2010 opening balance of total equity by $37.7 million reflecting the impact of adoption of the new accounting rules;

•	Our outsourcing of portions of our U.S. credit card customer service and collections operations to better leverage our global infrastructure;

•
Reflecting our continued focus on cost-cutting, our May 2010 exercise of an option to terminate our lease obligation in one of the office buildings at the site of our headquarters operations—such exercise allowing us to pay $4.3 million in May 2011 to avoid an estimated $20.6 million of future operating lease, taxes and utilities payments through May 2022 and resulting in a $4.3 million lease termination-related charge to expense during the three months ended June 30, 2010;

•
Our March 2010 acquisition of noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of June 30, 2010;

•
Our March 2010 repurchase pursuant to tender offer of $24.7 million in face amount of our 3.625% convertible senior notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $12.8 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes, thereby resulting in an aggregate gain of $13.9 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase) as reflected within our condensed consolidated statement of operations for the six months ended June 30, 2010; and

•
Our May 2010 repurchase pursuant to a tender offer of $24.8 million in face amount of our 3.625% convertible senior notes due 2025 for $14.7 million and 12.2 million shares of our common stock at a purchase price of $7.00 per share for an aggregate cost of $85.3 million and our June 2010 repurchase in the open market of $5.0 million in face amount of our 3.625% convertible senior notes due 2025 for $3.1 million, such convertible senior notes repurchases resulting in an aggregate gain of $8.8 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase) as reflected within our condensed consolidated statement of operations for the three and six months ended June 30, 2010.

As is customary in our industry, we historically have financed most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not sufficiently recovered to facilitate growth for us thus far. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality in the near term, and, even if they were available, the current regulatory and economic environment and our current liquidity position are not attractive enough for us to want to originate new credit card receivables in the U.S. (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). This said, we plan a limited test of credit card originations later this year in the U.K. to evaluate new credit card product offerings within the U.K.

In the current environment, wherein the only material cash flows we will receive within our Credit Cards segment are those associated with servicing compensation until our securitization facilities are fully repaid, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have the effect of reducing our potential for profitability both in the near term and over the long term. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can support with servicing compensation as its only cash inflow will not result in further impairments in the fair values of our credit card receivables; however, this outcome cannot be assured.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position.

Subject to the availability of growth capital at attractive terms and pricing, which is difficult to obtain in the current market, our shareholders should expect us to continue to evaluate and pursue (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business, (2) modest investments in other assets or businesses that are not necessarily financial services assets or businesses, and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as was done through a $23.9 million distribution paid on December 31, 2009 and the May 14, 2010 closing of a tender offer through which we paid $85.3 million to shareholders who tendered 12.2 million shares) or through a potential spin-off of our micro-loan businesses.  Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure until we can finance and complete any potential acquisitions.

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

In connection with management’s review of the proposal to spin-off our U.S. and U.K. micro-loan businesses; Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010, subsequently amended the registration statement in response to SEC comments most recently on May 28, 2010, and continues to work on further registration amendments in response to SEC comments.  The spin-off remains subject to a number of conditions, including, among others:

•	a recommendation by our management to our Board of Directors to approve the spin-off;

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10, to be effective;

•
our and Purpose Financial’s receipt of any required permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the continued effectiveness of the private letter ruling that we received from the Internal Revenue Service (“IRS”);

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance;

•	the transfer of our micro-loan businesses, and the associated licenses and registrations relating to these businesses, to Purpose Financial;

•
the execution by the parties of separation and distribution agreements, transition services agreements, services agreements, employee matters agreements, tax sharing agreements, sublease and other appropriate agreements; and

•
the lack of any effective order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition preventing consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement.

We cannot assure you that any or all of these conditions will be met.

CONSOLIDATED RESULTS OF OPERATIONS
	For the Three Months Ended June 30,		Income Increases (Decreases) from
(In thousands)	2010	2009	2009 to 2010
Earnings:
Total interest income	$69,522	$19,219	$50,303
Interest expense	(16,202)	(10,018)	(6,184)
Fees and related income on earning assets:
Retail micro-loan fees	17,079	16,566	513
Internet micro-loan fees	20,813	15,104	5,709
Fees on credit card receivables held on balance sheet	6,269	—	6,269
Changes in fair value of loans and fees receivable recorded at fair value	84,753	—	84,753
Changes in fair value of notes payable associated with structured financings recorded at fair value	17,598	—	17,598
Income on investments in previously charged-off receivables	8,458	3,846	4,612
Gross (loss) profit on auto sales	(127)	5,138	(5,265)
Gains on investments in securities	88	86	2
Other	(332)	186	(518)
Other operating income (loss):
Loss on retained interest in credit card receivables securitized	—	(165,579)	165,579
Fees on securitized receivables	—	3,891	(3,891)
Servicing income	1,807	31,470	(29,663)
Ancillary and interchange revenues	2,763	5,229	(2,466)
Gain on repurchase of convertible senior notes	8,797	—	8,797
Gain on buy-out of equity-method investee members	—	20,990	(20,990)
Equity in loss of equity-method investees	(9,391)	(7,833)	(1,558)
Total	$211,895	$(61,705)	$273,600
Provision for losses on loans and fees receivable	167,213	18,555	(148,658)
Operating expenses:
Salaries and benefits	8,522	13,843	5,321
Card and loan servicing	34,701	53,121	18,420
Marketing and solicitation	5,780	3,908	(1,872)
Depreciation	3,624	5,314	1,690
Goodwill impairment	—	20,000	20,000
Other	21,623	25,309	3,686
Noncontrolling interests	650	11,847	(11,197)

	For the Six Months Ended June 30,		Income Increases (Decreases) from
(In thousands)	2010	2009	2009 to 2010
Earnings:
Total interest income	$153,736	$39,349	$114,387
Interest expense	(33,835)	(20,210)	(13,625)
Fees and related income on earning assets:
Retail micro-loan fees	35,266	33,242	2,024
Internet micro-loan fees	40,055	26,892	13,163
Fees on credit card receivables held on balance sheet	15,859	—	15,859
Changes in fair value of loans and fees receivable recorded at fair value	125,663	—	125,663
Changes in fair value of notes payable associated with structured financings recorded at fair value	50,194	—	50,194
Income on investments in previously charged-off receivables	15,758	8,165	7,593
Gross (loss) profit on auto sales	(1,649)	13,609	(15,258)
Gains on investments in securities	148	163	(15)
Other	199	1,501	(1,302)
Other operating income (loss):
Loss on retained interest in credit card receivables securitized	—	(323,834)	323,834
Fees on securitized receivables	—	10,120	(10,120)
Servicing income	3,826	70,874	(67,048)
Ancillary and interchange revenues	5,994	11,227	(5,233)
Gain on repurchase of convertible senior notes	22,693	160	22,533
Gain on buy-out of equity-method investee members	—	20,990	(20,990)
Equity in loss of equity-method investees	(9,671)	(10,015)	344
Total	$424,236	$(117,767)	$542,003
Provision for losses on loans and fees receivable	340,627	30,808	(309,819)
Operating expenses:
Salaries and benefits	19,360	28,075	8,715
Card and loan servicing	76,236	110,750	34,514
Marketing and solicitation	11,143	8,054	(3,089)
Depreciation	7,116	11,641	4,525
Goodwill impairment	—	20,000	20,000
Other	39,393	50,503	11,110
Noncontrolling interests	(1,001)	14,436	(15,437)

Three and Six Months Ended June 30, 2010, Compared to Three and Six Months Ended June 30, 2009

Total interest income. In the three and six months ended June 30, 2010, total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The significant increase over the three and six months ended June 30, 2009 exclusively results from changes in accounting rules which required us to consolidate our previously off-balance-sheet securitized credit card receivables onto our balance sheet effective on January 1, 2010.  As such, our first quarter 2010 total interest income includes the finance charges and late fee billings associated with these receivables; whereas, such finance charges and late fee billings on these receivables were not included within total interest income in 2009. But for the effects of this accounting change, we would have experienced declining total interest income in the three and six months ended June 30, 2010 as compared with the three and six months ended June 30, 2009 due to net liquidations of our auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bond investments, on bonds distributed to us from our equity-method investees and, prior to January 1, 2010 accounting changes, on a subordinated, certificated interest in a securitization trust owned by one of our majority-owned subsidiaries. Principal amortization has caused a reduction in interest income levels associated with some of these investments. However, we experienced some growth in this category in the three months ended June 30, 2010 associated with a $75.0 million investment in publicly traded bond funds whose investment objectives are to invest in highly rated, investment-grade securities—such investment being outstanding during the entire three-month period ended June 30, 2010.

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

Moreover, notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect our first and second quarter 2010 repurchases of an aggregate $54.5 million in face amount of our 3.625% convertible senior notes and $15.6 million in face amount of our 5.875% convertible senior notes to result in lower interest expense in future quarters. Other purchases of these notes would have a similar effect in reducing our future interest expenses levels.

Fees and related income on earning assets. The significant factors affecting our levels of fees and related income on earning assets include:

•
changes in accounting rules that required us to consolidate our formerly off-balance-sheet securitized credit card receivables (and their related debt) onto our balance sheet at fair value effective January 1, 2010 (including the post-consolidation fee and related income activities associated with these receivables), and our recording of changes in the fair value of these receivables and related debt on two separate line items within this consolidated statement of operations category—such changes in fair value line items representing an ongoing source of potential volatility in the level of our fees and related income on earning assets;

•
our December 2009 reconsolidation of the credit card receivables previously held off-balance sheet within our lower-tier originated portfolio master trust given our December 2009 repayment (with investor consent) of the remaining outstanding debt within that trust;

•	increases in Internet micro-loan fees, reflecting the organic growth of our MEM operations;

•
increases in 2010 income within our Investments in Previously Charged-Off Receivables segment, principally reflecting the growth within this segment subsequent to the termination of its forward flow arrangement with Encore and the adverse effects of the disputes with Encore that existed in the three and six months ended June 30, 2009 prior to our favorable settlement of the disputes in the three months ended September 30, 2009; and

•
gross losses in 2010 (versus profits in 2009) on automotive vehicle sales relating to our suspension of operations in all but one lot, our minimization of additional inventory purchases within our JRAS operations, and further inventory impairment write-downs while those operations continue to amortize their financing facility.

We expect continued adverse trends in Auto Finance segment gross profits throughout the remaining quarters of 2010 relative to comparable 2009 quarters given our decision to suspend operations at all but one JRAS lot and minimize additional purchases of inventory by JRAS as it continues to amortize its financing facility.

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

Loss on securitized earning assets. As applicable only in the three and six months ended June 30, 2009, loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

Given new accounting rules that required the consolidation of all of our off-balance-sheet securitization trusts effective January 1, 2010, we will not experience any further income items within this category as the underlying items are now included within total interest income and fees and related income on earning assets.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which have affected the levels of our loss on retained interests in credit card receivables securitized and fees on securitized receivables in 2009 and prior periods and which affect our total interest income, provision for losses on loans and fees receivable, and fees and related income on earnings assets consolidated statement of operations categories (including the change in fair value of credit card receivables recorded at fair value and change in fair value of notes payable associated with structured financings recorded at fair value line items within our fees and related income on earnings assets category) throughout 2010 and future periods.

    Servicing income.  With the 2010 consolidation of our formerly off-balance-sheet credit card securitizations, we now eliminate that portion of securitization income received from the securitization trusts against the corresponding securitization trust expense. As such, our servicing income has declined sharply from 2009 levels, which included servicing income received from then non-consolidated securitization trusts. Going forward, our reported servicing income will be comprised of only that portion of servicing paid to us by our equity method investees and any other third parties. Moreover, we expect declines in such income absent our obtaining contracts to service portfolios for new equity method investees or other third parties.

    Ancillary and interchange revenues. During periods, unlike our current period, in which we are actively originating credit card accounts or in which credit card accounts are open to cardholder purchases, we market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. The significant decline in our ancillary revenues associated with these activities and our interchange revenues corresponds with our account closure actions and the net liquidations we have experienced in all of our credit card receivables portfolios throughout 2009 and thus far in 2010. Absent portfolio acquisitions, we expect only immaterial amounts of ancillary and interchange revenues in the future.

    Gain on repurchase of convertible senior notes.  In the three months ended March, 2010 and under the terms of a tender offer for the repurchase of both series of our convertible senior notes, we repurchased $24.7 million in face amount of our 3.625% convertible senior notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $12.8 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes.  The repurchases resulted in an aggregate gain of $13.9 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase). Subsequently, during the three months ended June 30, 2010, both in open market transactions and pursuant to the closing of a second tender offer, we repurchased an additional $29.8 million in face amount of our 3.625% notes for $18.2 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), thereby resulting in the recognition of an aggregate gain during the three months ended June 30, 2010 of $8.8 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases). Accordingly, in the aggregate, we recognized $22.7 million of gains on the repurchase of our convertible senior notes during the six months ended June 30, 2010.

    In the six months ended June 30, 2009, we repurchased $300,000 in face amount of our 3.625% notes. The purchase price for these notes totaled $90,000 (including transaction costs and accrued interest) and resulted in a gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase). We are actively pursuing repurchases of our convertible senior notes, which would result in additional as of yet unknown gains upon such repurchases.

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

    Provision for losses on loans and fees receivable.  Our provision for losses on loans and fees receivable covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. The increase in the provision for losses on loans and fees receivable is almost exclusively due to the consolidation of our formerly off-balance-sheet credit card receivables securitizations onto our consolidated balance sheet because of the de-securitization and reconsolidation of our lower-tier credit card receivables portfolio upon investor repayment in the fourth quarter of 2009 and pursuant to accounting rules changes effective as of January 1, 2010 (i.e., the effect of these rules changes is that as we now include all charge-offs associated with these consolidated credit card receivables in our provision for losses on loans and fees receivable). Absent the consolidation of these aforementioned credit card receivables, our provision for losses on loans and fees receivable would have marginally increased (by less than $5.0 million) between the six months ended June 30, 2009 and 2010 primarily due to growth within our MEM operations and increased provisions related to the closure of several of our JRAS sales and servicing locations and the corresponding impact on expected charge offs, these increases being offset slightly by net liquidations in our auto finance receivables. However, notwithstanding these MEM and JRAS effects, our provision for losses on loans and fees receivable would have declined by over $2.5 million between the three months end June 30, 2009 and 2010.

We expect continued reductions in our provision for losses on loans and fees receivable throughout 2010 attributable to expected net contractions in our credit card and auto finance receivables with the gradual net liquidation of these portfolios. The level of contraction in these receivables is expected to outpace growth in receivables within our Retail Micro-Loans and Internet Micro-Loans segments. Moreover, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2010 versus 2009 (other than potential improvements if and as the economy improves); such improvements could further contribute to expected reductions in our provision for losses on loans and fees receivable.

Further details concerning credit loss trends and expectations by segment are provided throughout our forthcoming discussion and analysis of each segment.

Total other operating expense. Total other operating expense decreased relative to 2009 levels in both the three and six month-periods ended June 30, 2010, reflecting the following:

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
decreases within card and loan servicing expenses, primarily as a result of credit card and auto finance receivables portfolio liquidations—such decreases being partially offset by increased costs associated with MEM given its significant expansion throughout 2009 and into the three and six month-periods ended June 30, 2010;

•	decreases in depreciation due to cost containment measures, specifically a diminished level of capital investments by us;

•
the absence in 2010 periods of goodwill impairment charges experienced within our Retail Micro-Loans segment during the three and six months ended June 30, 2009 in connection with its exit from the state of Arkansas; and

•
lower other expenses (which include, for example, rent and other occupancy costs, legal and professional fees, transportation and travel costs, telecom and data processing costs, insurance premiums, and other overhead cost categories) as we continue to adjust our associated internal costs based on the declining size of our existing portfolios;

offset, however, by:

•	higher marketing and solicitation costs primarily based on growth plans within our Internet Micro-Loans segment; and

•
costs associated with our decision to exercise a termination option for a portion of the space currently under lease at our corporate headquarters, such option resulting in a $4.3 million lease termination-related charge to expense during the three months ended June 30, 2010.

While we incur certain base levels of fixed costs, a large portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the economy and the liquidity markets. In addition, we have terminated various operations that were start-up in nature and were not individually meeting our current capital allocation requirements. Given our current focus on cost-cutting and maximizing shareholder returns in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets and the economy will sufficiently improve, we expect further reductions in most cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our net liquidating portfolio of managed receivables. As an example, and as noted elsewhere in this Report, we took actions (including issuing planned termination notices to affected U.S. call center employees) to better leverage our global infrastructure, thereby outsourcing portions of our U.S. credit card customer service and collections operations in the first quarter of 2010. Given the lower costs of labor within the countries where our outsourcing vendors are located, we experienced lower costs associated with our credit card customer service and collection operations during the second quarter and expect to see further declines in subsequent 2010 quarters.

Notwithstanding our cost-cutting efforts and focus, we continue to incur heightened legal costs and will continue to incur these costs at heightened levels until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our credit cards segment cash inflows are sufficient to cover the direct variable costs of this segment and a portion, but not all, of the segment’s share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance, Investments in Previously Charged-Off Receivables and Retail and Internet Micro-Loan segments, we may experience continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 13, “Stock-Based Compensation”) as noncontrolling interests in our consolidated statements of operations. Our noncontrolling interests historically have been principally comprised of (1) financing partners in our Credit Cards segment  majority-owned subsidiaries, with respect to which activity levels are gradually diminishing with liquidations of our credit card receivables portfolios and which have incurred net losses in recent periods and may incur further net losses in the future, (2) management team members in our Investments in Previously Charged-off Receivables segment majority-owned subsidiary which typically has experienced net income, and (3) management team members in our MEM majority-owned subsidiaries (which are experiencing growing profitability, but with respect to which we recently have purchased noncontrolling interests). In December 2009, we repurchased for $2.2 million a portion of the noncontrolling interests in MEM representing 2.5% of the total outstanding ownership of MEM. Additionally, in March 2010, we acquired noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of both March 31 and June 30, 2010. All things being equal, these reduced outstanding noncontrolling interests in our MEM majority-owned subsidiaries can be expected to reduce our net income attributable to noncontrolling interests in the future. Lastly, we purchased all of the noncontrolling interests held by management team members in our Investments in Previously Charged-off Receivables segment in the three-month period ended March 31, 2010; all things being equal, this purchase also can be expected to reduce our net income attributable to noncontrolling interests in the future. Notwithstanding our trending and general expectations in the future of net income attributable to noncontrolling interests (albeit at lower amounts reflecting their reduced interests as noted above), we experienced net losses attributable to noncontrolling interests for the three months ended June 30, 2010 due to losses experienced within our Credit Cards segment majority-owned subsidiaries,

Income taxes. Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were -0.1% and -1.6% for three and six months ended June 30, 2010, respectively, compared to 29.9% and 31.9% for the three and six months ended June 30, 2009, respectively. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions between these periods, and the variations in effective tax rates between these periods are substantially related to the effects of changes in valuation allowances provided against income statement-oriented U.S. federal, foreign and state deferred tax assets ($5.7 million and $18.0 million increases in valuation allowances, respectively, during the three and six months ended June 30, 2010).  There was a $10.7 million corresponding valuation allowance change that affected our effective tax rates during the three and six months ended June 30, 2009. As computed without regard to the effects of all changes in U.S. federal, foreign, state, and local tax valuation allowances taken against income statement-oriented deferred tax assets, our effective tax rates would more likely than not have been 19.3% and 24.3 for the three and six months ended June 30, 2010, respectively, compared to 35% and 33.7% for the three and six months ended June 30, 2009, respectively. Our negative effective tax rate during the three and six months ended June 30, 2010 results from the fact that we incurred net losses during such periods, while at the same time we incurred (1) U.K. tax expense associated with our profitable MEM operations (such U.K. tax expenses exceeding the recognized tax benefits (after valuation allowances) on our U.S. losses) and (2) interest accruals on unrecognized tax benefits.

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

Additionally, we solicit accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offerings open credit card accounts currently represent 1.8% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

The way we record our credit card receivables in our consolidated balance sheets and in our consolidated statements of operations depends on the form of our ownership. While the underlying activities are similar between each of our portfolios, there are differences, and how we reflect these activities in our financial statements differs dramatically depending on our ownership form. These forms currently include:

•	originated or purchased; and

•	consolidated or non-consolidated.

Our originated portfolios include the credit card receivables of customers obtained through our own marketing efforts, whereas our purchased portfolios include the credit card receivables of customer accounts that were solicited and originated by others prior to our acquisitions of the portfolios at varying but generally significant purchase discounts. We historically have spent a substantial amount on marketing to originate new cardholder accounts, although we currently have discontinued substantially all credit card marketing activities. We expense the majority of our credit card marketing costs when we incur them. New cardholders also require greater servicing efforts than established accounts. Originated accounts generally do not charge off until after the account is open for at least six months. During prior periods of rapid growth in originated cardholder accounts, we historically showed high relative servicing and marketing expenses but low relative charge offs of delinquent accounts. On the other hand, when we have purchased credit card portfolios from others, we historically have purchased them at substantial discounts. We generally have earned fees from the cardholders immediately after the purchase and have not had to bear the high marketing costs associated with the solicitation and origination of the accounts. The receivables we purchase in portfolio transactions are in various stages of delinquency, and some will charge off, for example, in the first month after we purchase them. In computing our managed receivables statistics (see discussion below), we apply a portion of our purchase discount to offset the face amount of those receivables we believe have a high probability of charging off in the first few months following a portfolio acquisition.

Prior to accounting rules changes requiring consolidation of our formerly off-balance-sheet credit card receivables securitization trusts effective January 1, 2010, substantially all of our credit card receivables were securitized through off-balance-sheet securitizations. In these securitizations, we sold the receivables to trusts, and generally recognized gains on such sales that we referred to as a securitization gains. Because we sold these receivables in accordance with applicable accounting standards in effect at the time, we removed them from our consolidated balance sheets. We recorded the operating activities associated with our securitized credit card receivables in the fees and related income on securitized earning assets category in our consolidated statements of operations (a category which is no longer applicable after 2009). The sub-categories of income on these securitized receivables included: (1) the securitization gains noted above; (2) income from (and more recently, loss on) retained interests in credit card receivables securitized, which generally included finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which included activation fees, returned-check fees, cash advance fees and other fees. We recorded fee charge offs for securitized receivables as an offset to their related revenues, and we accounted for net principal charge offs as an offset in determining income from (and more recently, loss on) retained interests in credit card receivables securitized.

During any periods (including all post-2009 periods) in which we hold credit card receivables on our balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within our provision for losses on loans and fees receivable on our consolidated statements of operations. Additionally, because we currently report our formerly securitized credit card receivables at fair value in our consolidated financial statements, we show the effects of fair value changes as a component of fees and related income on earning assets in our condensed consolidated statements of operations.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition for 2009 and prior periods that substantially all of our credit card receivables were sold in off-balance-sheet securitization transactions; (2) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (3) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; and (4) removal of our noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results.

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

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the credit card accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables, as well as our allowance for uncollectible loans and fees receivable in the case of our balance transfer program credit card receivables.

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

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):
	At or for the Three Months Ended
	2010		2009				2008
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$1,052,977	$1,259,687	$1,523,105	$1,751,037	$2,049,503	$2,299,925	$2,714,375	$3,041,877
Period-end managed accounts	1,629	1,888	2,080	2,620	3,031	3,392	3,801	4,171
Percent 30 or more days past due	19.3%	20.2%	22.5%	21.0%	20.5%	23.3%	23.8%	18.8%
Percent 60 or more days past due	14.5%	16.0%	17.1%	15.8%	15.7%	18.7%	17.4%	13.9%
Percent 90 or more days past due	10.3%	12.5%	12.1%	11.1%	11.6%	14.6%	12.7%	9.8%

Average managed receivables	$1,146,358	$1,396,628	$1,633,455	$1,916,291	$2,190,561	$2,530,390	$2,903,953	$3,079,867
Combined gross charge-off ratio	47.8%	42.8%	42.7%	45.9%	54.4%	52.6%	33.9%	33.0%
Net charge-off ratio	37.2%	34.8%	33.5%	30.0%	29.7%	20.7%	14.8%	15.4%
Adjusted charge-off ratio	36.8%	34.5%	33.0%	29.5%	29.2%	20.2%	14.2%	14.5%
Total yield ratio	27.6%	29.4%	30.5%	55.7%	34.0%	36.2%	46.4%	44.4%
Gross yield ratio	20.6%	21.2%	22.1%	21.5%	20.6%	22.0%	25.3%	24.8%
Net interest margin	11.3%	14.9%	14.0%	14.7%	11.7%	3.7%	13.6%	14.8%
Other income ratio	3.6%	4.7%	5.9%	22.7%	(4.8)%	(1.9)%	9.8%	7.7%
Operating ratio	12.0%	11.2%	16.8%	11.4%	10.2%	9.3%	8.6%	9.1%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of substantially all of our individual credit card receivables portfolios. Recent account actions, including account closures and finance charge and fee credits under incentive programs aimed at increasing cardholder payment rates, have resulted in an accelerated pace of reductions in our managed receivables balances. Beyond the significant effect on our managed receivables balances of finance charge and fee credits aimed at improving customer payment rates, balances have fallen rapidly in recent quarters as (1) we have suspended charging privileges on substantially all of our accounts and thus there are far fewer purchases than in prior periods and (2) many customers are either unwilling or unable to continue making payments on these closed accounts given the current economic landscape, thereby leading to delinquencies and ultimate charge offs of the accounts and their underlying receivables.  With the isolated exception of our balance transfer program within our Investments in Previously Charged-Off Receivables segment (the post-card issuance activities of which are reported within our Credit Cards segment), we have curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and as a result do not anticipate meaningful additions in the near term to offset the balance contractions noted above.

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

We do note, however, that our fall 2008 credit line reductions and account closures certainly did not account for all of the increase in delinquencies at December 31, 2008 and further trending year over year increases in quarter-end delinquencies throughout 2009. We saw a significant downward shift in payments rates generally beginning in November 2008, and our delinquency statistics reflect this and the effects of continued economic weakness and increasing unemployment rates on the ability of our cardholders to make their required minimum payments. Higher delinquencies at December 31, 2008 and March 31, 2009 translated into higher charge-off rates in the first two quarters of 2009.

Now that the largest wave of account reduction and account closure-related charge offs has cycled through, we ordinarily would expect to begin to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is starting to bear out as noted in the trending year-over-year declines in our March 31, 2010 and June 30, 2010 delinquency statistics relative to 2009 statistics and is consistent with our expectations for the rest of 2010. While improvements in our charge-off ratios generally can be expected to lag delinquency improvements, we do note the significant year-over-year reduction in our combined gross charge-off ratios in the first two quarters of 2010 relative to 2009 levels.

Lastly, notwithstanding the favorable year-over-year delinquency trends noted above, we may experience further deterioration in payment rates and higher delinquencies and charge offs in the future; because we now receive only servicing compensation cash flows from our credit card structured financing facilities given their early or other amortizing status, the liquidity challenges within our Credit Cards segment associated with such reduced cash inflows to us may cause us to further reduce our servicing personnel and costs, thereby reducing the effectiveness of our collection efforts.

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

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these receivables relative to all of our other outstanding credit card receivables, all things being equal, we would expect reduced charge-off ratios.  As previously mentioned, however, recent credit line reduction and account closure actions and the effects of continued economic weakness and increasing unemployment rates resulted in higher quarterly charge-off ratios in 2009 than in comparable 2008 quarters. The trend of higher year-over-year quarterly combined gross charge-off levels reversed in the first and second quarters of 2010 as the impact of account closure actions is largely complete. This trend is not present, however, for our net charge-off ratio and our adjusted charge-off ratio (as discussed in more detail below) simply due to a change in the mix of our charge offs between principal charge offs and finance and fee charge offs.

Combined gross charge-off ratio. The increase in combined gross charge-off ratios experienced in 2009 is largely attributable to (1) credit line reduction and account closure actions undertaken in the fall of 2008, which resulted in an acceleration of charge offs, and (2) the significantly adverse effects of economic weakness and increasing unemployment rates in 2009. Our combined gross charge-off ratio, which began to fall in the second half of 2009, generally is expected to continue trending downward both on a year-over-year comparison basis and in terms of the actual ratio for the foreseeable future. The elevated second quarter 2010 combined gross charge-off ratio relative to the first quarter of 2010 reflects both typical seasonal factors, as well as some effects of our transition of certain collection responsibilities to our outsourcing partners in the second quarter of 2010.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Variations in the rates of growth or decline in the net charge-off ratio relative to those of our combined gross charge-off ratio can be caused by (1) the relative volumes of principal versus fee credits provided to customers associated with settlement programs and payment incentive programs—such credits being treated as charge offs in our various managed receivables statistics and (2) the relative percentage of our charge offs within our lower-tier credit card portfolio (for which fee charge offs relative to principal charge offs are much greater than with our other originated and purchased portfolios). The trending increase in our net charge-off ratios reflects both of these factors, which have caused a mix change toward a greater percentage of our charge offs being comprised of principal as opposed to finance and fee charge offs. See our net interest margin and other income ratio discussions for further discussion of the relative volumes of principal versus fee credits provided to customers on settlement programs.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Because our most recent portfolio acquisition was our second quarter 2007 U.K. Portfolio acquisition, we expect the gap between the net charge-off ratio and the adjusted charge-off ratio to continue its general decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

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

Our total and gross yield ratios have also been adversely affected over the past several quarters by our 2007 U.K. Portfolio acquisition. Its total and gross yields are below average as compared to our other portfolios, and the rate of decline in receivables in this portfolio has lagged behind the rate of decline in receivables in our other portfolios, thus continuing to suppress our yield ratios.

Significant generally trending declines in our total yield and gross yield ratios are noted throughout 2009 related to the relative delinquency status of our credit card receivables. We note that we do not bill finance charges and fees on accounts ninety or more days delinquent. We include these accounts in our average managed receivables, but generate no yield from them, and our total and gross yield ratios decline as a result.

Finally, the significant level of lower-tier credit card account closures and the significantly higher pace at which lower-tier credit card receivables have charged off relative to other managed receivables have negatively impacted total yield and gross yield ratio calculations. Annual fee billings, which are much greater on lower-tier credit card accounts than for other accounts, have diminished substantially within the total yield calculation, and late fees on lower-tier credit card accounts (which are typically much higher on a percentage-of-receivables-basis than for other accounts) are much less of an input into our total yield and gross yield ratio calculations as the mix of our receivables has shifted away from lower-tier credit card accounts towards our other more traditional accounts. Because we do not anticipate marketing any new lower-tier credit card accounts for the foreseeable future, we anticipate that our total yield and gross yield ratios will not return to levels historically experienced for the foreseeable future.

Notwithstanding the above factors causing trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the first quarter of 2010, the second quarter of 2010, the third quarter of 2009, and the fourth quarter of 2008 due to relatively significant gains associated with debt repurchases in those quarters, as detailed and quantified in the discussion of our other income ratio below.

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

Our net interest margin also is affected by the effects of our 2007 U.K. Portfolio acquisition. The net interest margin for this portfolio is below the weighted average rate of our other portfolios, and the impact of this portfolio continues to be felt as our originated portfolios continue to decline in size at a faster pace than our acquired U.K. Portfolio, thus increasing the impact of this portfolio’s lower net interest margin on the overall results.

Given our credit line reduction and account closure actions undertaken in the fall of 2008, we experienced further declines in our net interest margin for the first quarter of 2009 as reduced finance and late fee billings, coupled with an acceleration of charge offs, contributed to depress our net interest margin to historic lows. These effects were exacerbated by significant finance charge and fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates. Moreover, despite our more recent change in the mix of incentive payment credits such that more credits are being applied to finance charges and fees than to principal balances, we have experienced general improvements in our net interest margins in recent quarters. The significantly higher allocation of incentive payment credits to finance charges and fees rather than to principal balances also has accounted for the trending increases in our net charge-off ratios and adjusted charge-off ratios in the last three quarters of 2009 and thus far in 2010, notwithstanding generally trending decreases in our gross charge-off ratios over this same period. For the foreseeable future, we expect relative stability in our net interest margin within a high single digit to low double digit range.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a larger percentage, and to decrease as our lower-tier receivables become a smaller percentage, of our overall managed receivables. When underlying open accounts, these receivables generate significantly higher annual membership, over-limit, monthly maintenance and other fees than do our other portfolios. Consequently, the closure of credit card accounts and the mix change discussed above under which our lower-tier receivables comprise a much smaller percentage of our total receivables accounts for our low other income ratios.

Our credit line reduction and account closure actions undertaken in the fall of 2008 also served to depress our other income ratio in the first and second quarters of 2009 as our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables. These actions, coupled with the aforementioned fee credits issued in the first and second quarters of 2009 under incentive programs aimed at increasing payment rates, resulted in a negative other income ratio in the first and second quarters of 2009. Moreover, but for our recognition of a $114.0 million gain on our purchase and subsequent cancellation of notes issued by our originated portfolio master trust recognized in the third quarter of 2009, the same actions and fee credits would have resulted in a -1.1% other income ratio in the third quarter of 2009. Our other income ratio recovered somewhat in the fourth quarter of 2009 and the first quarter of 2010 and was positively impacted in the first quarter of 2010 with further repurchases of our convertible senior notes. As computed without regard to a $13.9 million gain related to these first quarter repurchases, our other income ratio would have been 0.7% in the three months ended March 31, 2010 in line with our expectations. Similarly, our second quarter of 2010 other income ratio bears the effects of $8.8 million in gains on repurchases of our convertible senior notes and likewise would have been 0.5% as computed without these gains. We expect a positive generally low single digit other income ratio for the foreseeable future unless we experience further gains associated with future debt repurchases, which could cause the ratio to increase significantly.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts throughout 2009 and 2010, our managed receivables levels have fallen at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we recently have experienced a trending increase in our operating ratio. The increase in our operating ratio in the fourth quarter of 2009, however, is based on our determination that the residual interest associated with our U.K. Portfolio is permanently impaired and our commensurate realization within our consolidated statement of operations of a $26.1 million translation loss associated with this portfolio in the fourth quarter of 2009 (such amount which was previously included as an accumulated other comprehensive loss offset to total equity).

Absent this charge, our operating ratio would have fallen to 10.4% for the quarter, largely due to modest legal cost reductions. Our first quarter 2010 operating ratio reflects the positive impacts of continued cost-cutting efforts which will continue to benefit our 2010 ratios, and our operating ratios throughout the remainder of 2010 should fluctuate only slightly from the ratio experienced in the first quarter of 2010. We also note that our operating ratio in the second quarter of 2010 bears the effects of a $4.3 million lease termination charge incurred in the second quarter of 2010, and without this item, our operating ratio would have fallen to 10.5% in this quarter.

Future Expectations

Because of our account closure actions and our expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to improve significantly from their current levels for the foreseeable future. There are significant economic factors that are likely to adversely affect our future Credit Cards segment performance, including ongoing challenges to the U.S. and U.K. economies and continually high unemployment rates within both countries as the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Based largely, we believe, on sustained high unemployment and underemployment rates in the U.S., we have seen somewhat lower payment rates—the effects of which include yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows on our portfolios. It is also possible that litigation noted in this Report may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our operating ratios.

It is also worth mentioning that our Credit Cards segment operations are separate and distinct from our other segment operations. As such, if we were ever to conclude that the ongoing costs of these operations exceeded their benefits (i.e., cash flows to us and residual asset values), we could liquidate our Credit Card operations (either by continuing to allow them to decline in size or through more aggressive action) with minimal impact on future financial performance of our other operating segments. We reference the table included in Note 10, “Convertible Senior Notes and Notes Payable,” to our condensed consolidated financial statements, which quantifies the risk to our consolidated total equity position associated with a complete liquidation of our Credit Card segment’s receivables.

Investments in Previously Charged-Off Receivables Segment

For the three and six months ended June 30, 2010 and 2009, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Unrecovered balance at beginning of period	$25,985	$55,488	$29,669	$47,676
Acquisitions of defaulted accounts	12,973	14,278	16,570	31,651
Cash collections	(14,119)	(14,341)	(28,700)	(28,221)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our condensed consolidated statements of operations)	8,458	3,846	15,758	8,165
Unrecovered balance at end of period	$33,297	$59,271	$33,297	$59,271
Estimated remaining collections (“ERC”) (1)	$102,913	$125,844	$102,913	$125,844

(1)	We anticipate collecting 43.8% of the ERC of the existing accounts over the next 12 months, with the balance to be collected thereafter.

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

Previously charged-off receivables held as of June 30, 2010 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards segment discussion above). At June 30, 2010, $10.9 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.

We generally estimate the life of each pool of previously charged-off receivables we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately 60 months for Chapter 13 Bankruptcy-related debt.  Our acquisition of previously charged-off accounts through our balance transfer program results in receivables with a higher-than-typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our recently-settled dispute with Encore arose in 2008. That dispute caused a mix change toward our having to hold significant investments in normal delinquency charged-off accounts purchased from the securitization trusts we service—investments that prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal was the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program had experienced lower overall placement volumes primarily due to Encore’s decision to discontinue balance transfer program placements to us during the term of the now-settled Encore dispute.

With settlement of the Encore dispute and its commitment under the settlement terms to resume placements of balance transfer program volumes to us, we expect improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. Beyond the committed Encore placement volumes under the program, we also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties. We also note that we began exploring a balance transfer program in the U.K. in the second quarter of 2008; this program has generated modest revenues thus far and although we expected it to grow more rapidly, its results are not anticipated to be material in 2010.

The primary factor affecting comparisons of our cost recovery method income between the three and six months ended June 30, 2009 and 2010 are the effects of the now-terminated forward flow agreement with Encore, the disputes under which depressed income during the three and six months ended June 30, 2009 prior to our favorable settlement of these disputes in the three months ended September 30, 2009.

Until the Encore dispute arose in 2008, the segment had, almost simultaneously with each of its purchases from our securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retain them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter of 2008, however, as a result of Encore’s refusal to purchase receivables under the forward flow contract. During the term of this now-settled dispute, our Investment in Previously Charged-Off receivables segment retained its purchased charge offs on its balance sheet and undertook collection activities to maximize its return on these purchases. The retention of these receivables caused significant reductions in its earnings relative to prior periods given the mismatching of cost recovery method collection expenses with their associated revenues (i.e., as collection expenses were incurred up front, while revenue recognition was delayed until complete recovery of each respective acquired portfolio’s investment).

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

Although the Encore dispute has been settled, we do not expect our Investments in Previously Charged-Off Receivables segment to return to pre-dispute profitability levels in the near future. Encore will no longer be purchasing the portfolios of previously charged-off receivables that this segment purchases from our Credit Cards segment.  As a result, the segment will likely hold previously charged-off receivables on its balance sheet and collect on them—thereby giving rise to the aforementioned cost-recovery-induced expense and revenue timing mismatches. Additionally, even if our Investments in Previously Charged-Off Receivables segment were to identify a buyer for its holdings of these previously charged-off receivables, it is likely that such a buyer would pay significantly less than Encore did. Under its fixed-price commitment, Encore was paying a price that was reflective of the high valuations being placed on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged-off paper is significantly greater. Moreover, we do not anticipate that our Investments in Previously Charged-Off Receivables segment will be purchasing previously charged-off receivables in the near future at the same volumes as it was prior to the beginning of the Encore dispute.

Notwithstanding the above-discussed factors surrounding our Investments in Previously Charged-Off Receivables segment’s historic purchases of previously charged-off receivables from our Credit Cards segment, an increase in the availability of third-party charged-off paper has created several opportunities for us since the fourth quarter of 2008. We have been able to complete several large purchases of previously charged-off receivables portfolios from third parties at attractive pricing. Moreover, we ultimately expect to grow more rapidly and significantly based on the volume of previously charged-off receivables that exists in the market place. We note, however, that many credit grantors currently are electing to retain their previously charged-off receivables portfolios rather than accept lower prices for them, and until this growing volume of previously charged-off receivables is made available to debt purchasers, we will not be able to grow as rapidly as desired.

The improved environment also has benefited our Investments in Previously Charged-Off Receivables segment’s opportunities and performance with respect to Chapter 13 Bankruptcy-related debt. It recently obtained financing for these purchases, as well as for normal delinquency portfolios.  The pricing of Chapter 13 Bankruptcy-related debt has been attractive enough to allow for our purchase of several sizable portfolios of this type that are expected to produce attractive returns for us, and with our current credit facilities available for Chapter 13 Bankruptcy purchases, we expect to continue to expand our activities in this area.

Micro-Loan Businesses

Our micro-loan businesses principally consist of marketing, servicing and/or originating small-balance, short-term loans (generally less than $500 or the equivalent thereof in the British pound for pound-denominated loans for less than 30 days) through a network of 312 retail branch locations in the U.S. and via the Internet in both the U.S. and the U.K.  Operations through our retail branch locations are referred to as our “Retail Micro-Loans” segment, while our micro-loans made through the Internet are referred to as our “Internet Micro-Loans” segment.

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

Our deferred presentment service businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations or new or more restrictive laws or regulations, or interpretations thereof, will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.  For example in the states of South Carolina and Kentucky, new laws have been enacted to require the use of a database to limit consumers to one outstanding micro-loan. This caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us and were forced to choose and utilize the services of only one micro-loan provider. Moreover, we continue to face regulatory challenges in the state of Ohio. Although the effects of the South Carolina and Kentucky database requirements have resulted in some contractions in our outstanding micro-loan receivables and earnings thereon that have not been material to our consolidated financial statements and although we believe we may be able to implement alternative business and lending models that will allow our continued profitable operations in Ohio for the foreseeable future, we cannot assure any particular Ohio outcomes. Additionally, we do not yet know the potential future effects on our business, prospects, results of operations or financial condition that the recent enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Protection Agency with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects, if any, may not be known for several months or years. We are active in FISCA and continually monitor federal, state and local regulatory activity through FISCA, as well as state and local lobbyists.

During the second quarter of 2009, we elected to close all our Arkansas locations due to an increasingly negative regulatory environment in that state.  We have included our Arkansas results in the discontinued operations category in our consolidated statements of operations for all periods presented.

During the six months ended June 30, 2010 and 2009, we closed two and six locations, respectively (other than those closed as part of our discontinued operations) and did not open any new locations. Included in store closures for the six months ended June 30, 2009 are all of our storefront locations associated with our U.K. storefront operations.  Currently, we are not planning to significantly expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

A roll-forward of our Retail Micro-Loans segment locations follows:

	For the Six Months Ended June 30,
	2010	2009
Beginning number of locations included in continuing operations	314	350
Closed locations	(2)	(6)
Locations classified as discontinued operations (1)	—	(27)
Ending number of locations included in continuing operations	312	317
(1)	Reflects stores located in the state of Arkansas.

Our Retail Micro-Loans segment marketed and originated $103.5 million and $202.1 million in micro-loans during the three and six months ended June 30, 2010, respectively, which resulted in revenue of $17.1 million and $35.3 million, respectively, during those periods; this compares with $101.1 million and $193.1 million in micro-loans generated during the three and six months ended June 30, 2009, respectively, which produced revenue of $16.6 million and $33.2 million, respectively, during those periods.

Summary financial data for this segment (dollars in thousands) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$17,079	$16,566	$35,266	$33,242
Income (loss) from continuing operations before income taxes	$1,501	$(16,549)	$3,817	$(17,627)
Loss on discontinued operations before income taxes	$—	$(6,750)	$—	$(6,599)
Period-end loans and fees receivable, gross	$37,038	$33,492	$37,038	$33,492

Based on these results, trending growth in revenues we are experiencing for our continuing operations, and positive trending charge-off data we continue to experience, we believe we will have profits at growing levels within this segment throughout the remainder of 2010.

The above-disclosed pre-tax loss on discontinued operations reflects losses during the six months ended June 30, 2009 associated with our Arkansas storefronts due to our second quarter 2009 decision to discontinue our Arkansas operations due to an increasingly negative regulatory environment within that state.

The following table presents additional financial, operating and statistical metrics (dollars per store in thousands) for the continuing operations of our Retail Micro-Loans segment for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,
Per store (based on weighted average 312 and 319 storefronts open during the three months ended June 30, 2010 and 2009, respectively):	2010		2009		Income Increase (Decrease)
	Dollars	% Revenue	Dollars	% Revenue	Dollars	%
Revenue	$55	100.0%	$52	100.0%	$3	5.8%
Direct expense
Salaries and benefits	15	27.3%	14	26.9%	(1)	(7.1)%
Provision for losses on loans and fees receivable	9	16.3%	8	15.4%	(1)	(12.5)%
Occupancy	8	14.5%	8	15.4%	—	—%
Depreciation	1	1.8%	1	1.9%	—	—%
Advertising	4	7.3%	2	3.8%	(2)	(100.0)%
Other	4	7.3%	3	5.8%	(1)	(33.3)%
Total direct expense	41	74.5%	36	69.2%	(5)	(13.9)%
Contribution margin	$14	25.5%	$16	30.8%	$(2)	(12.5)%

	For the Six Months Ended June 30,
Per store (based on weighted average 313 and 319 storefronts open during the six months ended June 30, 2010 and 2009, respectively):	2010		2009		Income Increase (Decrease)
	Dollars	% Revenue	Dollars	% Revenue	Dollars	%
Revenue	$113	100.0%	$104	100.0%	$9	8.7%
Direct expense
Salaries and benefits	31	27.4%	29	27.9%	(2)	(6.9)%
Provision for losses on loans and fees receivable	17	15.0%	15	14.4%	(2)	(13.3)%
Occupancy	15	13.3%	15	14.4%	—	—%
Depreciation	2	1.8%	3	2.9%	1	33.3%
Advertising	7	6.2%	4	3.8%	(3)	(75.0)%
Other	8	7.1%	7	6.7%	(1)	(14.3)%
Total direct expense	80	70.8%	73	70.1%	(7)	(9.6)%
Contribution margin	$33	29.2%	$31	29.9%	$2	6.5%

Revenue per store location increased in both 2010 periods relative to corresponding 2009 periods primarily due to continuing improvements in the state of Ohio. Late in 2008 and throughout 2009, we overcame 2008 legislative actions that had prohibited the issuance of traditional cash advance micro-loans under a fee structure necessary to maintain acceptable profits, and we re-established our footprint in the state of Ohio by offering an alternative product under the Ohio Small Loan Act. Our revenue per store improvements were also due in part to our closure of our unprofitable U.K. storefronts in the first quarter of 2009. Offsetting these factors, however, was the implementation of our new underwriting methodology which has reduced the gross number of loans that we issue per store. While higher than in 2009, the lower revenues per store that we experienced in the second quarter of 2010 relative to the first quarter of 2010 principally reflects the effects of our implementation of new database requirements in South Carolina and Kentucky, which has depressed revenues per store in those states. We expect to see continuing trending improvements in these states for the balance of 2010, however.

    Expense categories are relatively consistent year over year as we did not open or close a significant number of storefront locations (excluding those associated with discontinued operations).  We did experience slightly higher advertising expense due primarily to increased costs associated with retaining customers in South Carolina and Kentucky as these states implemented new database requirements.  In tandem with the above-noted effects of the South Carolina and Kentucky database requirements on revenue per store statistics in those states, these higher advertising costs have contributed to a decreased overall contribution margin per store.  Absent aggressive store openings or closures, we expect for costs to continue at current levels while revenues and contribution margin per store are expected to climb modestly as we continue to revise and enhance our underwriting methodology.

Internet Micro-Loans Segment

    We began our Internet Micro-Loans segment operations in April 2007, when we acquired 95% of the outstanding shares of MEM (or “Month End Money”), a leading provider in the U.K. of Internet-based, short-term, micro-loans, for £11.6 million ($22.9 million) in cash from which we recorded goodwill of £11.0 million ($21.7 million). Under the original MEM purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended December 31, 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008.  The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a 22.5% continuing minority ownership interest in MEM.  Furthermore, in March 2010, we acquired noncontrolling interests representing 6% of MEM for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of both March 31, 2010 and June 30, 2010.

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

Our Internet Micro-Loans segment marketed and originated $85.3 million and $163.1 million in micro-loans during the three and six months ended June 30, 2010, respectively, which resulted in revenue of $20.8 million and $40.1 million, respectively, during those periods; this compares with $61.9 million and $110.9 million in micro-loans generated during the three and six months ended June 30, 2009, respectively, which produced revenue of $15.1 million and $26.9 million, respectively, during those periods.

Summary financial data (in thousands) for this segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$20,813	$15,104	$40,055	$26,892
Income from continuing operations before income taxes	$3,532	$4,773	$8,492	$8,331
Income from discontinued operations before income taxes	$—	$—	$—	$—
Period end loans and fees receivable, gross	$38,466	$28,045	$38,466	$28,045

We expect continued growth in our Internet Micro-Loans segment’s revenues and income throughout 2010.

Combined Financial, Operating and Statistical Data for Micro-Loan Businesses

Financial, operating and statistical metrics for our continuing combined micro-loan operations are detailed in the following table for the trailing eight quarters. As discussed elsewhere in this information statement, continuing operations in these periods included our Retail Micro-Loans segment’s operations in nine states (Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin).

	At or for the Three Months Ended
	2010		2009				2008
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Number of customers served—all credit products	175,491	166,757	165,096	162,891	145,008	130,956	135,709	127,340
Number of cash advances originated	469,633	438,542	536,795	500,539	435,369	389,105	431,750	392,654
Aggregate principal amount of cash advances originated (in thousands)	$188,814	$176,245	$208,390	$191,951	$162,642	$140,999	$155,898	$145,385
Average amount of each cash advance originated	$402	$402	$388	$383	$374	$362	$361	$370
Aggregate Fee Amount (in thousands)	$35,643	$33,205	$37,858	$35,464	$29,911	$25,554	$29,372	$29,005
Average charge to customers for providing and processing a cash advance	$76	$76	$71	$71	$69	$66	$68	$74
Average duration of a cash advance (days)	24	24	23	22	22	21	21	21
Number of installment loans originated	5,053	3,872	6,344	4,911	4,323	3,233	4,123	3,626
Aggregate principal amount of installment loans originated (in thousands)	$2,857	$2,102	$3,193	$2,093	$1,812	$1,435	$1,846	$1,638
Average principal amount of each installment loan originated	$565	$543	$503	$426	$419	$444	$448	$452

The increase in cash advances originated when compared to the same period of the prior year is due to the significant growth experienced in our MEM operations, which increased cash advance originations by 40.5% period over period.  This increase in our MEM originations also helped to increase the average amount of each cash advance originated as our MEM operation generally advance larger loans (measured in U.S. dollars) to its customer base than our Retail Micro-Loans segment does. These MEM operation factors were partially offset, however, by the effects of new Retail Micro-Loans segment underwriting score tables and criteria implemented late in 2008. The implementation of these new underwriting score tables and criteria and their subsequent revisions have helped to reduce our credit losses, along with the desired reduction of cash advance sizes and the elimination of loans to many high-risk customers to whom we would have lent under prior criteria. While not directly relevant in our MEM operations, our Retail Micro-Loans segment will typically originate fewer cash advances during the first quarter of each year than in subsequent periods due to decreased demand for these loan products during tax refund season.  The impact of this can be seen throughout all the above metrics as first quarter data tend to lag behind that experienced in the fourth quarter.  Overall we expect to see continued modest growth within our MEM operations and results associated with our Retail Micro-Loan operations consistent with those experienced in comparable quarters of 2009.

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

Collectively, we currently serve 762 dealers through our Auto Finance segment in 38 states and the District of Columbia.

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2010		2009				2008
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$206,435	$232,418	$262,775	$283,640	$307,978	$327,038	$349,212	$372,313
Period-end managed accounts	38	38	40	41	42	43	45	47
Percent 30 or more days past due	10.2%	11.6%	24.6%	19.8%	19.3%	18.1%	21.4%	19.5%
Percent 60 or more days past due	3.9%	6.6%	11.1%	9.0%	7.8%	8. 0%	10.4%	8.9%
Percent 90 or more days past due	1.4%	4.2%	6.1%	4.7%	3.7%	4.6%	5.4%	4.4%
Average managed receivables	$220,416	$248,315	$272,664	$296,247	$318,961	$338,340	$361,696	$378,178
Gross yield ratio	25.2%	24.1%	25.6%	24.9%	24.1%	23.7%	24.8%	25.2%
Adjusted charge-off ratio	18.2%	17.0%	20.1%	14.5%	14.9%	12.0%	11.7%	9.5%
Recovery percentage	4.5%	2.4%	1.4%	1.0%	1.4%	1.5%	1.6%	1.3%
Net interest margin	10.3%	10.2%	10.5%	17.7%	16.8%	16.9%	17.5%	19.3%
Other income ratio	(0.8)%	(1.6)%	4.7%	5.0%	5.6%	9.7%	6.8%	7.5%
Operating ratio	16.1%	16.6%	21.0%	16.2%	18.3%	18.5%	21.4%	50.2%

Retail sales	$557	$2,556	$5,921	$9,300	$11,322	$18,299	$15,505	$15,930
Retail units sold (excluding those sold to wholesale lots)	91	243	564	829	993	1,601	1,312	1,383
Average stores in operation	1	2	6	6	7	10	12	12
Period-end stores in operation	1	1	6	6	6	8	12	12

Managed receivables.  Period-end managed receivables have gradually declined since September 30, 2008 as we have curtailed purchasing and origination activities. As of June 30, 2010, only CAR and JRAS continue to purchase/originate loans—albeit at significantly reduced levels than those experienced in prior periods.  While we believe that purchases within the CAR platform will offset liquidations of previously existing receivables within that platform, we expect that net liquidations at ACC and JRAS will continue to overshadow the CAR additions for the foreseeable future.

Delinquencies.  In late 2009, we ceased origination efforts within the ACC platform and outsourced the collection on its portfolio of auto finance receivables.  As a result of this outsourcing, we saw an increase in charge offs during the first quarter as collection practices were modified and delinquent accounts were charged off.  Additionally, we experienced heightened charge offs within our JRAS operations in the second quarter of 2010, in particular, given modification of our collection practices pursuant to our ongoing efforts to work with JRAS’s lender in connection with its forbearance agreement. As a result, delinquency data has improved throughout the six months ending June 30, 2010 over that seen in prior periods.

Throughout 2009, increases in delinquencies were primarily due to generally worsening economic conditions as well as our shutdown of storefront locations associated with our JRAS operations which tended to increase charge offs. Given our Auto Finance segment’s improved underwriting, better use of technology and improved collections, management believes that the relatively modest 2009 degradation in delinquencies is meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases. Although our ACC and JRAS portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which generally have significantly lower delinquencies and charge offs, we expect to see delinquencies remain relatively constant relative to June 30, 2010 levels given that we do not expect the outsourced servicer of the ACC portfolio or our JRAS operations to undertake the same level of charge-off account management activities as they collectively undertook during the first two quarters of 2010, which have resulted in lower than typical delinquencies.

Gross yield ratio, net interest margin and other income ratio. Notwithstanding the above-noted ACC and JRAS-related delinquency improvements, the effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins for the foreseeable future. Moreover, higher interest costs of an amortizing ACC debt facility into which we entered the fourth quarter of 2009 put significant additional pressure on our net interest margin in that quarter and in subsequent quarters and is expected to continue to adversely impact our net interest margin into the future, but at diminishing levels as we pay off the facility. Also impacting our fourth quarter 2009 net interest margin is the write off of the remaining deferred loan costs associated with a $23.3 million facility within our ACC operations which was repaid during November 2009.  Lastly, as our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields and relatively lower cost of funds that we achieve within our CAR operations are expected to result in incrementally higher gross yield ratios and net interest margins in future quarters.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. As such, the other income ratio has historically moved in relative tandem with the volume of auto sales. The spike in the other income ratio in the first quarter of 2009 reflects higher seasonal purchases of used cars during the tax refund season. The recent suspension of new inventory purchases and corresponding dramatic decline in sales has caused the significant reduction in our other income ratio in the first quarter of 2010 as we sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. As we have not resumed the sale of cars at any meaningful levels, this trend continued in the second quarter of 2010.  Absent the resumption of new auto sales at meaningful levels, we expect for our other income ratio to continue to be depressed.

Adjusted charge-off ratio and recoveries.  We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio, therefore, reflects (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects, particularly in the fourth quarter of 2009 and in subsequent quarters, of the six 2009 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter, and (5) the initial impact on charge offs of JRAS’s modified collection practices as it works with its lender pursuant to a forbearance agreement with the lender. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally. As our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the lower charge offs that we experience within our CAR operations are expected to result in lower adjusted charge-off ratios in future quarters.

Operating ratio. The large increase in the third quarter 2008 operating ratio resulted from the CAR and ACC goodwill impairment charges during that quarter. Excluding goodwill impairment charges, the operating ratio in the third quarter of 2008 would have been 19.4%.  Removing the additional $1.7 million of JRAS goodwill impairment charges during the fourth quarter of 2008 would result in an operating ratio of 19.5%, consistent with the adjusted rate for the third quarter. The operating ratio in the Auto Finance segment generally has declined throughout 2009 and into 2010 primarily due to continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. We do not, however, expect any significant change in our operating ratio for the foreseeable future.

Future Expectations

Given our expectation of contractions in our auto finance receivables over the coming quarters, as well as an anticipated mix change toward a greater percentage of our receivables being comprised of CAR receivables for which loan losses are less significant than for our other auto finance segment receivables (i.e., given CAR’s ability to put loans back to its dealers), we expect both absolute reductions in our allowance for uncollectible loans and fees receivable and reductions in the percentage of our allowance for uncollectible loans and fees receivable to total loans and fees receivable for the remainder of 2010. This expectation, however, is highly dependent upon an assumption that economic conditions do not worsen in 2010 in the geographic areas in which our customers reside. Despite the improved pricing power that we now possess within CAR as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Additionally, given our decision to close six of JRAS’s sites in 2009 and our suspension of new inventory purchases, we expect unit sales to continue to be below levels seen in similar periods for the prior year.  Considering these factors and the high costs of our borrowings within ACC, we expect our Auto Finance segment to experience further GAAP losses in 2010. But for losses incurred within ACC and JRAS, we would have experienced GAAP profits in 2009 and would expect further profits in 2010.

Our CAR operations are performing well in the current environment (achieving consistent profitability, even with modest growth), and are expected to continue doing so for the foreseeable future. Additionally, our ACC operations, while liquidating, were profitable in the second quarter of 2010. Accordingly, as we move forward into future quarters, our JRAS losses are keeping our Auto Finance segment from achieving profitability; we note, however, that our risk of JRAS losses is isolated to its operations and subsidiaries, all of which could be shut down, if desired, with the risk to our consolidated total equity position as quantified in Note 10, “Convertible Senior Notes and Notes Payable,” to our condensed consolidated financial statements. Should we make any such decision in the future, after the initial effects of that decision on our consolidated total equity position, our Auto Finance segment would generate profits and free cash flows for use within all of our consolidated operations.

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

All of our Credit Card segment’s securitization facilities (as well as those of our Credit Card segment’s equity method investees) are expected to amortize down with collections on the receivables within their underlying securitization trusts with no bullet repayment requirements or refinancing risks to us. Additionally, our most significant Auto Finance segment facility is that which is secured by our ACC operation’s auto finance receivables; as of June 30, 2010, $77.9 million remained outstanding on this amortizing debt facility, the terms of which do not require any accelerated or bullet repayment obligation by or refinancing risks to us. As such, our only significant remaining asset-backed debt facilities that carry bullet repayment or refinancing risks are a $15.0 million debt facility secured by our JRAS subsidiaries’ auto finance receivables and a $50.0 million revolving debt facility (against which $34.0 million was drawn and outstanding at June 30, 2010) secured by our CAR operations’ auto finance receivables. Although the JRAS facility matured as scheduled in January 2010, we entered into a forbearance agreement effective through September 2010 with the lender under which we essentially operate as though the facility had not matured while we work to collect a gradually liquidating portfolio of JRAS receivables.  Our maximum exposure as a result of the JRAS facility expiration is $6.7 million of our consolidated total equity at June 30, 2010 that is represented by our net investment in JRAS auto receivables, and while we believe that the forbearance agreement will be extended, this result is not assured, and if the lender decides to subject this loan to immediate repayment in September 2010, we would be required to repay the outstanding loan balance in full or could be forced to surrender the loan and fee receivables serving as collateral for the loan. The $50.0 million CAR facility does not require any repayments until a 6-month amortization requirement begins in June 2011. Lastly, we note that we do not have any significant asset-based debt facilities within our Investments in Previously Charged-Off Receivables segment and that we have no outstanding debt facilities within our Retail Micro-Loans and Internet Micro-Loans segments.

As noted above, our risks of required bullet pay-off of asset-backed debt facilities or of having to refinance such facilities has substantially diminished over the last several quarters.  Our continuing challenge within our Credit Cards segment, however, will be to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows under our amortizing credit card structured financing facilities. Furthermore, the values of our credit card receivables could prove insufficient to provide for any residual value that ultimately would be payable to us. In such a case, we could experience further impairments to the recorded value of our credit card receivables, and such impairments could be material to our operating results and financial position, although we note that the recorded value has been substantially written down already leaving significantly less opportunity for write-downs in the future.

Our current focus on liquidity has resulted in and will continue to result in short and long-term growth and profitability trade-offs. For example, as noted throughout this report, we have closed substantially all of our credit card accounts (other than those underlying our Investment in Previously Charged-Off Receivables segment’s balance transfer program); consequently, each of our managed credit card receivables portfolios is expected to show fairly rapid net liquidations in balances for the foreseeable future. Similarly, the lack of available growth financing for our Auto Finance segment has caused us to limit capital deployment to this business, which will cause contraction in its receivables and revenues over the coming months.

At June 30, 2010, we had $68.3 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity. Details concerning our cash flows follow:

•
During the six months ended June 30, 2010, we generated $232.0 million in cash flows from operations, compared to $177.6 million of cash flows from operations generated during the same period of 2009. The increase principally reflects (1) significant net tax refunds during the six months ended June 30 2010 as contrasted with a small level of net tax payments during the six months ended June 30, 2009, (2) increased finance and fee collections associated with our growing MEM operations and (3) the net liquidation of receivables associated with our JRAS operations. These increases were significantly offset by lower collections of credit card finance charge receivables in the six months ended June 30, 2010 relative to the same period in 2009 given diminished receivables levels.

•
During the six months ended June 30, 2010, we generated $35.7 million of cash through our investing activities, compared to our use of $124.7 million of cash in investing activities during the same period of 2009. But for our investment of $75.0 million in marketable securities during the six months ended June 30, 2010, we would have generated $110.7 million in cash from investing activities in the six months ended June 30, 2010. This change from the six months ended June 30, 2009 reflects the account closure actions taken in 2008 and 2009, whereby we are no longer funding (or investing in) cardholder purchases within our Credit Cards segment like we were in earlier periods. Consistent with the current net liquidating status of our credit card and auto finance receivables, we expect future increases in net cash provided by investing activities over the next few quarters.

•
During the six months ended June 30, 2010, we used $383.3 million of cash in financing activities, compared to our use of $43.7 million of cash in financing activities in the same period of 2009. The significant 2010 increase results in part from the inclusion within our 2010 financing activities of debt facilities that were off-balance-sheet debt facilities in 2009 prior to accounting rules changes requiring the consolidation of such debt facilities onto our condensed consolidated balance sheet effective January 1, 2010. In both six-month periods ended June 30, 2010 and 2009, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable in 2010 and principally auto loans and fees receivable in 2009).  Also significantly increasing our cash used in financing activities in the six months ended June 30, 2010 were our repurchases of:  $54.5 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $30.8 million and $5.7 million, respectively; 6% of the outstanding noncontrolling interests of MEM for £4.3 million ($6.6 million); and 12.2 million shares of our common stock for an aggregate cost of $85.3 million pursuant to the May 2010 closing of a tender offer for such shares.

We had no material unused draw capacity under our debt facilities as of June 30, 2010. As such, our $68.3 million of unrestricted cash on our condensed consolidated balance sheet (together with $75.1 million in liquid marketable securities that we hold) represents our maximum available liquidity at June 30, 2010. We continue to pursue a number of new financing facilities and liquidity sources. If such financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities to include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened in 2009 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $68.3 million in aggregate June 30, 2010 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $68.3 million in unrestricted cash balance.

The most recent global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed financing for our originated portfolio activities at attractive advance rates in the last down cycle, the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as those seen during the recent crisis. Additionally, while we were successful during that down cycle in obtaining asset-backed financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing has not been available from traditional market participants since the advent of the most recent crisis. Last and most significant is the adverse impact that the most recent global liquidity crisis has had on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by many economists not to decline in any meaningful way for several more quarters. Lower assets values and higher rates of job loss and levels of unemployment have translated into reduced payment rates within the credit card industry generally and for us specifically.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, (3) shareholder distributions such as the proposed spin-off of our micro-loan businesses or further dividends similar to the one on December 31, 2009, both of which are described in more detail elsewhere in this Report, and (4) investments in certain non-financial assets or businesses. As of the date of this Report, and pursuant to a decision by our Board of Directors on August 5, 2010, we are authorized to repurchase 10,000,000 common shares under our share repurchase program, and this authorization extends through June 30, 2012.

Lastly, we note that beyond the two Auto Finance segment facilities that present refunding or refinancing risks to us as discussed above, the only remaining material refunding or refinancing risk to us does not arise until May 2012, at which time we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes issued in May 2005, of which $176.0 million in face amount were outstanding at June 30, 2010. In addition to any cash or other assets that we have on hand at such time to satisfy these potential conversions, we ultimately may rely on debt or equity issuance or possible exchange offerings, none of which are assured, to satisfy them. Moreover, as we noted previously, we continue to evaluate repurchases of this particular series of our convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital. As an example, pursuant to both negotiated transactions and the terms of two tender offers for the repurchase of one or both series of our convertible senior notes completed in March and May 2010, we repurchased an aggregate of $54.5 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $30.8 million and $5.7 million, respectively, during the six months ended June 30, 2010, both such aggregate purchase price amounts being inclusive of transactions costs and accrued interest through the dates of our repurchases of the notes.

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

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, in our Annual Report on Form 10-K for the year ended December 31, 2009, we discuss the five areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees, and goodwill and identifiable intangible assets and impairment analyses) for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements as of December 31, 2009. Of these areas, the valuation of retained interests and non-consolidation of qualifying special purpose entities are the only areas that are no longer applicable in our condensed consolidated financial statements for the three and six months ended June 30, 2010; because of accounting rules changes requiring the consolidation of our formerly off-balance-sheet securitization trusts effective January 1, 2010, we no longer carry retained interests in securitization trusts as an asset on our condensed consolidated balance sheet, but instead carry the trusts’ cash balances, credit card receivables and underlying structured financing notes directly within our condensed consolidated balance sheet. For the remaining areas (investments in previously charged-off receivables, allowance for uncollectible loans and fees, and goodwill and identifiable intangible assets and impairment analyses), we urge readers to review our Annual Report on Form 10-K for the year ended December 31, 2009.

With the consolidation of our formerly off-balance-sheet securitization trusts effective January 1, 2010, we would add fair value measurements for the credit card receivables and structured financing notes within our formerly off-balance-sheet securitization trusts as a new critical accounting estimate area. Certain estimates, such as credit losses, payment rates, servicing costs, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables and our notes payable associated with structured financings, all of which we report at fair value on our condensed consolidated balance sheet at June 30, 2010; these same estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our condensed consolidated statement of operations for the three and six months ended June 30, 2010. We urge readers to review Note 9 “Fair Value of Assets and Liabilities” to the condensed consolidated financial statements included in this Report for further discussion of our fair value measurements.

Related Party Transactions

As part of our May 2010 tender offer we purchased the following shares from our executive officers and members of our Board of Directors:
	Number of Shares	Total Price
Executive Officers
David G. Hanna, Chief Executive Officer and Chairman of the Board	4,074,427	$28,520,989
Richard R. House, Jr., President and Director	124,929	$874,503
Richard W. Gilbert, Chief Operating Officer and Vice Chairman of the Board	475,845	$3,330,915
J. Paul Whitehead, III, Chief Financial Officer	18,400	$128,800
Board Members
Frank J. Hanna, III	4,074,427	$28,520,989
Deal W. Hudson	5,394	$37,758
Mack F. Mattingly	12,581	$88,067
Thomas G. Rosencrants	15,650	$109,550

During 2008, two of our executive officers and a member of our Board of Directors separately purchased an aggregate $3.4 million (face amount) of our outstanding convertible senior notes.  The purchases were made at prevailing market prices from unrelated third parties.  In 2009 we repurchased $1.0 million and $2.0 million in face amount of the 3.625% Convertible Senior Notes Due 2025 and the 5.875% Convertible Senior Notes Due 2035, respectively, from Krishnakumar Srinivasan (former President of our Credit Cards segment). The purchase price of the notes totaled $1.0 million (including accrued interest) and resulted in an aggregate gain to us of $2.0 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).  In 2010, as part of our tender offer to repurchase both series of our convertible senior notes, we repurchased an additional $215,000 in face amount of the 3.625% Convertible Senior Notes Due 2025 from JPaul Whitehead, III (our Chief Financial Officer).  The purchase price of the notes totaled $108,000 (including accrued interest) and resulted in an aggregate gain to us of $82,000 (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchase).

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

This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of June 30, 2010, the outstanding balance of the notes held by the partnership was £1.1 million ($1.6 million). The notes held by the partnership comprise 0.8% of the $193.5 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of June 30, 2010, our deposit with Urban Trust decreased to only $11,200, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

Forward-Looking Information

We make forward-looking statements throughout this Report, including statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions including account closures and modifications, changes in collection programs and practices, changes in the credit quality of our loans and fees receivable, changes in fair value of loans and fees receivable recorded at fair value, changes in fair value of notes payable associated with structured financings recorded at fair value, the impact of actions by the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Trade Commission (the “FTC”) and other regulators on us, growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet or television, our plans in the U.K., the impact of our U.K. portfolio of credit card receivables on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds or renew financing facilities, our income in equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

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

Our Cash Flows and Net Income Are Dependent Upon Payments from Our Loans and Fees Receivable and Other Credit Products

The collectibility of our loans and fees receivable is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which customers use their cards or otherwise borrow funds from us.  Deterioration in these factors, which we recently have experienced, adversely impacts our business.  In addition, to the extent we have over-estimated collectibility, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but who, in our view, have demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our loans and fees receivable will decline, all of which will have a negative impact on performance. Payment rates by our customers have declined recently and, correspondingly, default rates have increased.  It is unclear how long these changes will last and whether, for instance, the federal government’s economic stimulus programs will partially or fully offset them.

Economic slowdowns increase our credit losses. During periods of economic slowdown or recession, we experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy indicate a period characterized by months of economic downturn or recession followed by modest, if any, meaningful recovery, and we have seen reduced payments and an increase in default rates over the past several months.  If this trend continues, it will more significantly, and more negatively, impact our business.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of our loans and fees receivable, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on our loans and fees receivable, particularly for such assets that we report based at fair value. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, servicing costs, and discount rates. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. Similarly, as we have experienced for our credit card receivables portfolios with respect to financing agreements secured by our loans and fees receivable, levels of loss and delinquency can result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth. Because all of our credit card receivables structured financing facilities are now in amortization status—which for us generally means that the only meaningful cash flows that we are receiving with respect the credit card receivables that are encumbered by such structured financing facilities are those associated with our contractually specified fee for servicing the receivables—recent payment and default trends have substantially reduced the cash flow that we receive from these receivables.

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. Historically, we have obtained receivables in one of two ways—we have either solicited for the origination of the receivables or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has negatively impacted and may in the future negatively impact, our performance. Our various past and current losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. We have no immediate plans to issue or acquire significant higher-grade receivables.

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

We Are Substantially Dependent Upon Borrowed Funds to Fund the Receivables That We Originate or Purchase

All of our financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, most of these facilities currently are in amortization stages (and are not allowing for the funding of any new loans), either based on their original terms or because we have not met financial or asset performance-related covenants.  If future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for financing facilities remain depressed or are reduced, financing facilities lenders require currently high or even greater rates of return, or financing arrangements otherwise continue to be unavailable to us on acceptable terms, we will not be able to maintain or grow our base of receivables. In addition, because of advance rate limitations, we must fund our subordinated, unfinanced interests in our loans and fees receivable through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently, funding for sub-prime lending has been largely unavailable. Some of these concerns are discussed more fully below.

 As our financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Absent early amortization events, repayment for our financing facilities typically has begun approximately one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the lenders and no longer are reinvested in new receivables. When a financing facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new financing facilities that are structurally subordinate to the facility being repaid, we generally are forced to prohibit new purchases in some or all of our accounts in order to reduce our need for any additional cash.  Such is our situation currently, and in response to this situation, we have closed substantially all of our credit card accounts to new purchases.

The documents governing our financing facilities provide that, upon the occurrence of certain adverse events known as “early redemption events,” and sometimes called “early amortization events,” lenders can accelerate payments. Early redemption events include portfolio performance triggers, the termination of certain of our affinity agreements with third-party financial institutions to originate credit cards, breach of certain representations, warranties and covenants, insolvency or receivership, and servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. Our upper-tier originated portfolio master trust variable funding facility also provides for the triggering of an early redemption event based on a total consolidated equity test, a maximum permitted reduction in quarterly total consolidated equity levels test, a change of control in CompuCredit or other corporate finance events. Early redemption events have occurred for several of our financing facilities, and as a result, principal payments are being made to lenders to reduce their notes. Until such time, if any, that these lenders are repaid in full, we will receive no further funds from the receivables other than the servicing fees provided for in the documents governing the financing arrangements. These servicing fees are significantly less than the cash flows that we recently have received as the holders of subordinated interests in our financed loans and fees receivable. Because lender repayment periods under our amortizing facilities may last several years, our liquidity will be negatively impacted, our financial results will suffer and we may need to (although we currently do not anticipate needing to) obtain alternative sources of funding, which under current market conditions is very difficult for us to do.

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

Although due to conditions in the broader economic market, there currently are no structured financing opportunities for us, should these opportunities return in the future, we expect lenders to require higher returns. As a result, when we finance our loans and fees receivable at that time, the total returns to lenders may be greater than the discount rates we are using to report our loans and fees receivable at fair value and the notes payable associated with structured financings recorded at fair value in our consolidated financial statements. All other things being equal, higher market rates, and hence higher discount rates used to value our loans and fees receivable at fair value and the notes payable associated with structured financings recorded at fair value would have the effect of lowering our determined fair value of loans and fees receivable (which would result in losses to us) and lowering our determined fair value of the structured financing notes (which would result in income for us). Conversely, all other things being equal, if we finance our loans and fees receivable at total lender returns that are less than our current discount rates, we would increase the reported fair value of our loans and fees receivable and increase the reported fair value of the notes payable underlying such receivables.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations, and the operations of the issuing banks through which we originate credit products, are subject to the jurisdiction of federal, state and local government authorities, including the Consumer Protection Agency, the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices or products that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

If any additional deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the Consumer Protection Agency, the FDIC, the FTC or any other regulator requires us to change any of our practices, the correction of such deficiencies or violations, or the making of such changes, could have a materially adverse effect on our financial condition, results of operations or business. In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

Increases in required minimum payment levels have impacted our business adversely. For some time, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. Prior to changes to our minimum payment requirements over the past few years, we historically had followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they made a minimum payment of only 3% or 4% (depending upon the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). However, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, we made a number of changes to our practices over the past several years, including our discontinuation of finance charges and fee billings on credit card accounts once they become 90 or more days delinquent, the reversal of fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization, and the modification of our minimum payment requirements in some cases to require a minimum payment equal to 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle. Based on our various changes to our practices in this area, only an insignificant portion of our U.S. credit card receivables experience negative amortization. The changes that we have made have adversely impacted and are likely in the future to adversely impact amounts collected from cardholders and therefore our reported fee income and delinquency and charge-off statistics. Additionally, should regulators require more rapid amortization of credit card account balances by banks, we could be required to may make further payment and fee-related changes that could adversely affect our financial position and future results of operations.

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices. The Federal Reserve recently has adopted significant changes to a number of practices that are now effective as of July 2010. While our practices are in compliance with most of these proposed changes, some (e.g., limitations on the ability to assess up-front fees) could significantly impact our lower-tier products. Changes in the consumer protection laws could result in the following:

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

A federal law that imposes a national cap on our micro-loan fees and interest likely would eliminate our ability to continue our current micro-loan businesses in the U.S.  Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure to adopt such legislation from consumer advocates and other industry opposition groups. In February 2009, Senator Richard Durbin introduced a bill in Congress to establish a federal cap of 36% on the effective annual percentage rate (“APR”) on all consumer loan transactions. Likewise, U.S. Representative Luis Gutierrez introduced a bill on the same day that would, among other things, place a 15 cent per dollar borrowed ($.15/$1.00) cap on fees for cash advances, ban rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and require lenders to offer an extended payment plan that would severely restrict lenders’ U.S. cash advance products. Any U.S. federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services, like that proposed in the Durbin bill, if enacted, likely would eliminate our ability to continue our current operations. Moreover, we do not yet know the potential future effects that the recent enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Protection Agency with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects may not be known for several months or years. Such effects, however, could ultimately have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our marketing efforts and the representations we make about our products and services also are subject to federal and state unfair and deceptive practices statutes. The FTC enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

The micro-loans industry is highly regulated under state law. Changes in state laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of June 30, 2010, 36 states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of June 30, 2010, we operated in 8 of these 36 states under traditional enabling statutes, and we offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open storefronts in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Also, in 2009, the enabling statutes in both Kentucky and South Carolina were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have at a given time. Although our experience to date with the implementation of database requirements in Kentucky and South Carolina has not materially affected our business, it has caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us, and it has resulted in some contractions in our outstanding micro-loan receivables and earnings thereon. Moreover, any such new or modified legislation could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2012 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new micro-loan products within the state.

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

The OFT recently completed a review of what it perceives as “high cost credit,” which includes the sector in which we operate in the U.K. The results of this review were released in the second quarter of 2010, and while this review did not result in specific recommendations that would cause immediate material adverse effects on our U.K. Internet Micro-Loans business, it is impossible to speculate on future regulatory or legislative efforts within the U.K. (e.g., attempts to impose interest rate caps or restrictions on repeat borrowings or multiple simultaneous borrowings as have been applied in certain U.S. jurisdictions and some of which currently are advocated by certain U.K. political parties) which could result in materially adverse effects on our business, results of operations and financial condition.

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

Adverse economic conditions may significantly and adversely affect our micro-loan businesses’ prospects, results of operations, financial condition and access to liquidity.  The current global economic crisis may adversely affect our micro-loan businesses in several ways. For example, the rise in unemployment levels likely will reduce the number of customers who qualify for our products and services, which in turn may reduce our revenues. Similarly, reduced consumer confidence and spending may decrease the demand for our products. Also, the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loss experience. Our methodology for establishing our provision for losses on loans and fees receivable is based in large part on our historic loss experience. If customer behavior changes as a result of current economic conditions, our provision may be inadequate. Additionally, should our micro-loan businesses require external sources of liquidity to fund customer advances in the future (they do not today), they may be unable to access that liquidity due to the current state of the credit markets.  If they are unable to obtain external liquidity, our ability to finance their current operations could be impaired. Lastly, given the unprecedented nature of the current economic crisis, our micro-loan businesses may be adversely affected in ways that we are unable to anticipate.

The concentration of our micro-loan businesses’ revenues in certain geographic areas could adversely affect us. As of June 30, 2010, we operated retail storefronts in nine states.  Total revenues within Kentucky, Ohio, South Carolina and Wisconsin, our four largest states (measured by revenue), accounted for 34.9% of our micro-loans businesses’ revenue during the three months ended June 30, 2010. While we believe we have a diverse geographic presence within the U.S., for the near term we expect that significant micro-loan business revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during the three months ended June 30, 2010, Kentucky, Ohio, South Carolina and Wisconsin each accounted for more than 5.0% of our micro-loans businesses’ revenue, with Ohio accounting for 15.8% of our micro-loans businesses’ revenue during that period. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for losses on loans and fees receivable that could result in a deterioration of our financial condition. A regulatory change similar to the recent change in Ohio, for example, or an action by a state regulator similar to those in North Carolina, West Virginia and Arkansas, in any one of our larger states may have a material adverse effect on our business, prospects, results of operations or financial condition.

Moreover, our U.K. Internet-based micro-loan operations comprised 52.5% of our micro-loan businesses’ revenue during the six months ended June 30, 2010; as such, a regulatory change in the U.K. to reduce the profitability of or otherwise limit or ban our product offerings in the U.K. could have a material adverse effect on our business, prospects, results of operations or financial condition.

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

Our micro-loan businesses’ provision for losses on loans and fees receivable may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.  In the three months ended June 30, 2010, our retail storefront operations deposited or presented an Automated Clearing House (“ACH”) authorization for 7.1%, of all the customer checks we received and 73.5% of these deposited customer checks or ACH authorizations were returned unpaid or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total retail storefront charge offs in the six months ended June 30, 2010 were $5.3 million. An increase in returned checks or rejected ACH authorizations would increase our provision for losses on loans and fees receivable and our allowance for uncollectible loans and fees receivable.

MEM, our U.K. Internet-based micro-loans business, uses an electronic debit card process to electronically charge our payments against the customers’ bank accounts for loan repayment and fees due. In the three months ended June 30, 2010, 8.9% of these electronically charged payments against our customers’ bank accounts were charged back or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or charge-back orders. If repayment is not made at the agreed upon repayment date, MEM will continually seek to contact the customer in order to collect the amount due. MEM either seeks full repayment or by agreement with the customer collects the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account will be passed to a third-party collection agency with an aim of maximizing recovery of the charged-off debt. Total U.K. charge-offs, net of recoveries, in the three months ended June 30, 2010 were $9.7 million. An increase in charged-back or rejected electronic payments would increase our provision for losses on loans and fees receivable and our allowance for uncollectible loans and fees receivable.

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

Our micro-loans businesses are seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our micro-loans businesses are seasonal due to the impact of fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our provision for losses on loans and fees receivable is the lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service any potential future debt, pay any potential future dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Because we maintain a significant supply of cash in our storefronts, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers. Because our retail storefront business requires us to maintain a significant supply of cash in each of our storefronts, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, employee and third- party theft and errors may still occur. There was approximately $3,000 in cash shortages from employee and third-party theft and errors in the three months ended June 30, 2010 after factoring in recoveries, which tend to lag the actual period of theft or error. The extent of cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It also is possible that crimes such as armed robberies may be committed at our storefronts. We could be subject to legal claims or adverse publicity arising from such crimes. For example, we may be subject to legal claims if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

Regular turnover among our managers and employees at our storefronts makes it more difficult for us to operate our storefronts and increases our costs of operations, which could have an adverse effect on our business, prospects, results of operations and financial condition.  The annual 2009 turnover among our storefront managers was 22.8% and among our other storefront employees was 47.0%. This turnover increases our cost of operations and makes it more difficult to operate our storefronts.  If we are unable to retain our employees in the future, our business, prospects, results of operations and financial condition could be adversely affected.

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is extremely difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment, will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. We also may not be able to renew or replace our two remaining Auto Finance segment facilities that bear refunding or refinancing risks when they become due (one of which already has expired in the ordinary course but with respect to which the lender has not yet required repayment under a forbearance agreement that expires in September 2010), in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. Principally in instances of customer non-repayment of our ACC and JRAS business auto loans, we regularly repossess automobiles and sell repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession have resulted in higher credit losses for us. Additionally, higher gasoline prices (like those experienced during 2008) tend to decrease the auction value of certain types of vehicles, such as SUVs.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of June 30, 2010, credit card portfolio acquisitions accounted for 35.9% of our total credit card managed receivables portfolio based on our ownership percentages.

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

We are party to substantial litigation. As more fully discussed above, we are defendants in a significant number of legal proceedings. This includes litigation relating to our relationship with CB&T; litigation with holders of our convertible senior notes concerning past and possible future distributions to our shareholders, including the proposed spin-off of our micro-loan businesses; and litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

Risks Related to the Potential Spin-Off of our Micro-Loan Businesses

Our Board of Directors may decide not to approve the spin-off of our micro-loan businesses; even if, our Board of Directors  approves the spin-off, the consummation of the spin-off will be subject to a number of conditions.  Our management is evaluating the proposed spin-off to determine whether the separation of the micro-loan businesses is in our best interests as well as those of our shareholders.  Our management may or may not decide to recommend the spin-off to our Board of Directors.  In turn, our Board of Directors may or may not decide to approve the spin-off.  Even if the Board of Directors approves the spin-off, the consummation of the spin-off will be subject to a number of conditions, including:  (1) the SEC’s declaration of Purpose Financial’s registration statement on Form 10 to be effective; (2) our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off; (3) the private letter ruling that we received from the IRS not being revoked or modified in any material respect; (4) NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance; (5) the transfer of our micro-loan businesses, and the associated licenses and registrations relating to these businesses, to Purpose Financial; (6) the execution by the parties of separation and distribution agreements, transition services agreements, services agreements, employee matters agreements, tax sharing agreements, and sublease agreements; and (7) the nonexistence of any effective order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement that would be entered into between Purpose Financial and us. If we are not able to meet these conditions, we may not be able to complete the spin-off in a timely manner.

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

Our business is going through a substantial period of transition and we are exploring various options. Because of the unavailability of growth financing for our traditional business, we are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include the payment of cash dividends, share repurchases and the spin-off of our micro-loan businesses, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders, and a tender offer that we completed on May 14, 2010 resulted in our repurchase of 12,180,604 shares of our common stock for $85.3 million, in addition to our repurchase of $24.8 million in face amount of our 3.625% convertible senior notes due 2025 for $14.7 million.  We are considering future cash dividends as well.  In connection with management’s review of the proposal to spin-off our micro-loan businesses, our subsidiary Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC.  To date, our management has not recommended, and our Board of Directors has not approved, any further dividends or the spin-off of Purpose Financial, and it is premature to suggest whether they will.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit Holding Corporation’s SEC filings unless otherwise indicated:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT HOLDINGS CORPORATION

August 6, 2010	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)