Form 10-Q
period 2010-09-30
CompuCredit Holdings Corp
filed 2010-11-05
CIK 1464343

_________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

------------------------------------------------------

FORM 10-Q

For the quarterly period ended September 30, 2010

 of

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

As of October 31, 2010, 35,754,189 shares of common stock, no par value, of the registrant were outstanding. (This excludes 2,252,388 loaned shares to be returned as of that date.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $39,672 at September 30, 2010 and $5,636 at December 31, 2009)	$128,001	$190,655
Securitized earning assets	—	36,514
Loans and fees receivable:
Loans and fees receivable, net (of $8,707 and $7,030 in deferred revenue and $16,823 and $15,030 in allowances for uncollectible loans and fees receivable at September 30, 2010 and December 31, 2009, respectively)	79,069	70,928
Loans and fees receivable pledged as collateral under structured financings, net (of $19,227 and $33,864 in deferred revenue and $30,799 and $38,414 in allowances for uncollectible loans and fees receivable at September 30, 2010 and December 31, 2009, respectively)	139,146	214,439
Loans and fees receivable, at fair value	12,227	42,299
Loans and fees receivable pledged as collateral under structured financings, at fair value	457,486	—
Investments in previously charged-off receivables	30,654	29,669
Investments in securities	58,653	2,629
Deferred costs, net	3,358	4,432
Property at cost, net of depreciation	23,397	32,263
Investments in equity-method investees	8,099	13,517
Intangibles, net	2,495	2,816
Goodwill	43,245	43,422
Income tax asset, net	—	32,695
Prepaid expenses and other assets	26,097	32,554
Total assets	$1,011,927	$748,832
Liabilities
Accounts payable and accrued expenses	$62,594	$67,295
Notes payable associated with structured financings, at face value	113,496	164,368
Notes payable associated with structured financings, at fair value	451,141	—
Convertible senior notes (Note 10)	232,562	307,573
Deferred revenue	1,529	1,875
Income tax liability	63,804	—
Total liabilities	925,126	541,111

Commitments and contingencies (Note 11)

Equity
Common stock, no par value, 150,000,000 shares authorized: 46,250,658 shares issued and 38,009,115 shares outstanding at September 30, 2010 (including 2,252,388 loaned shares to be returned); and 58,596,545 shares issued and 49,970,111 shares outstanding at December 31, 2009 (including 2,252,388 loaned shares to be returned)	—	—
Additional paid-in capital	406,626	500,064
Treasury stock, at cost, 8,241,543 and 8,626,434 shares at September 30, 2010 and December 31, 2009, respectively	(209,736)	(219,714)
Accumulated other comprehensive loss	(3,901)	(3,293)
Retained deficit	(123,504)	(87,740)
Total shareholders’ equity (Note 2)	69,485	189,317
Noncontrolling interests (Note 2)	17,316	18,404
Total equity	86,801	207,721
Total liabilities and equity (Note 2)	$1,011,927	$748,832

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Consumer loans, including past due fees	$60,609	$17,987	$213,976	$56,755
Other	451	325	820	906
Total interest income	61,060	18,312	214,796	57,661
Interest expense	(11,599)	(9,465)	(45,434)	(29,675)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	49,461	8,847	169,362	27,986
Fees and related income on earning assets	112,605	58,890	394,098	142,462
Losses upon charge off of loans and fees receivable recorded at fair value	(86,971)	—	(391,615)	—
Provision for losses on loans and fees receivable recorded at net realizable value	(17,522)	(16,712)	(53,505)	(47,520)
Net interest income, fees and related income on earning assets	57,573	51,025	118,340	122,928
Other operating income (loss):
Loss on securitized earning assets	—	(216,416)	—	(530,130)
Servicing income	1,621	21,999	5,447	92,873
Ancillary and interchange revenues	2,728	4,028	8,722	15,255
Gain on repurchase of convertible senior notes	5,681	—	28,374	160
Gain on buy-out of equity-method investee members	—	—	—	20,990
Equity in loss of equity-method investees	(1,372)	(2,170)	(11,043)	(12,185)
Total other operating income (loss)	8,658	(192,559)	31,500	(413,037)
Other operating expense:
Salaries and benefits	7,568	12,182	26,928	40,257
Card and loan servicing	31,245	55,930	107,481	166,680
Marketing and solicitation	6,545	4,418	17,688	12,472
Depreciation	3,371	4,520	10,487	16,161
Goodwill impairment	—	—	—	20,000
Other	15,577	22,840	54,970	73,343
Total other operating expense	64,306	99,890	217,554	328,913
Income (loss) from continuing operations before income taxes	1,925	(241,424)	(67,714)	(619,022)
Income tax (expense) benefit	(600)	2,791	(1,700)	123,381
Income (loss) from continuing operations	1,325	(238,633)	(69,414)	(495,641)
Discontinued operations:
Loss on discontinued operations before income taxes	—	—	—	(6,599)
Income tax benefit	—	—	—	2,310
Loss on discontinued operations	—	—	—	(4,289)
Net income (loss)	1,325	(238,633)	(69,414)	(499,930)
Net loss (income) attributable to noncontrolling interests	436	(778)	(565)	13,658
Net income (loss) attributable to controlling interests	$1,761	$(239,411)	$(69,979)	$(486,272)
Income (loss) from continuing operations attributable to controlling interests per common share—basic	$0.05	$(5.02)	$(1.70)	$(10.11)
Income (loss) from continuing operations attributable to controlling interests per common share—diluted	$0.05	$(5.02)	$(1.70)	$(10.11)
Loss on discontinued operations attributable to controlling interests per common share—basic	$—	$—	$—	$(0.09)
Loss on discontinued operations attributable to controlling interests per common share—diluted	$—	$—	$—	$(0.09)
Net income (loss) attributable to controlling interests per common share—basic	$0.05	$(5.02)	$(1.70)	$(10.20)
Net income (loss) attributable to controlling interests per common share—diluted	$0.05	$(5.02)	$(1.70)	$(10.20)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2010 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Comprehensive Loss	Total Equity
Balance at December 31, 2009	58,596,545	$—	$500,064	$(219,714)	$(3,293)	$(87,740)	$18,404		$207,721
Cumulative effect of accounting pronouncement adoption (see Note 2)	—	—	—	—	—	34,449	3,231		37,680
Retirement of shares	(12,180,604)		(85,264)	—	—	—	—		(85,264)
Use of treasury stock for stock-based compensation plans	(303,216)	—	(10,368)	10,602	—	(234)	—		—
Issuance of restricted stock, net of forfeiture	137,933	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	7,055	—	—	—	—		7,055
Purchase of treasury stock	—	—	—	(624)	—	—	—		(624)
Tax effects of stock-based compensation plans	—	—	(1,443)	—	—	—	—		(1,443)
Repurchase of noncontrolling interests	—	—	(3,418)	—	—	—	(4,119)		(7,537)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(765)		(765)
Net (loss) income	—	—	—	—	—	(69,979)	565	$(69,414)	(69,414)
Foreign currency translation adjustment, net of tax	—	—	—	—	(608)	—	—	(608)	(608)
Comprehensive loss	—	—	—	—	—	—	—	$(70,022)	—
Balance at September 30, 2010	46,250,658	$—	$406,626	$(209,736)	$(3,901)	$(123,504)	$17,316		$86,801

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,325	$(238,633)	$(69,414)	$(499,930)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,069	(2,484)	(609)	10,763
Income tax (expense) benefit related to other comprehensive loss	—	1	1	(11,906)
Comprehensive income (loss)	4,394	(241,116)	(70,022)	(501,073)
Comprehensive loss (income) attributable to noncontrolling interests	436	(778)	(565)	13,660
Comprehensive income (loss) attributable to controlling interests	$4,830	$(241,894)	$(70,587)	$(487,413)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(69,414)	$(499,930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	10,487	16,202
Impairment of goodwill	—	23,483
Losses upon charge off of loans and fees receivable recorded at fair value	391,615	—
Provision for losses on loans and fees receivable	53,505	48,212
Amortization and impairment of intangibles	321	1,518
Accretion of deferred revenue	(346)	(21,500)
Accretion of discount on convertible senior notes	7,022	7,572
Stock-based compensation expense	7,055	6,738
Retained interests adjustments, net	—	960,764
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(217,882)	—
Unrealized gain on trading securities	(301)	(309)
Gain on repurchase of convertible senior notes	(28,374)	(160)
Loss on equity-method investments	11,043	—
Gain on buy-out of equity-method investee members	—	(20,990)
Changes in assets and liabilities, exclusive of business acquisitions:
(Increase) decrease in uncollected fees on loans receivable	(5,594)	6,870
Decrease (increase) in JRAS auto loans receivable	31,168	(17,575)
Decrease in deferred costs	684	958
Increase (decrease) in income tax liability	95,222	(126,303)
Decrease in prepaid expenses	6,463	6,177
Decrease in accounts payable and accrued expenses	(6,649)	(34,721)
Other	8,291	4,661
Net cash provided by operating activities	294,316	361,667
Investing activities
Purchase of third-party interest in equity-method investee	—	(19,542)
(Increase) decrease in restricted cash	(19,954)	16,274
Proceeds from equity-method investees	5,145	53,483
Investments in securitized earning assets	—	(448,544)
Proceeds from securitized earning assets	—	209,695
Investments in earning assets	(786,663)	(668,598)
Proceeds from earning assets	926,704	684,158
Acquisitions of assets	—	(621)
Purchases and development of property, net of disposals	(1,667)	(2,444)
Net cash provided by (used in) investing activities	123,565	(176,139)
Financing activities
Noncontrolling interests distributions, net	(765)	(774)
Purchases of treasury stock	(624)	(119)
Purchases of noncontrolling interests	(7,537)	(1,096)
Purchase of outstanding stock subject to tender offer	(85,264)	—
Proceeds from borrowings	8,143	52,897
Repayments of borrowings	(428,250)	(195,755)
Net cash used in financing activities	(514,297)	(144,847)
Effect of exchange rate changes on cash	(274)	760
Net (decrease) increase in unrestricted cash	(96,690)	41,441
Unrestricted cash and cash equivalents at beginning of period	185,019	74,515
Unrestricted cash and cash equivalents at end of period	$88,329	$115,956
Supplemental cash flow information
Effect of adoption of accounting pronouncements on restricted cash	$(14,082)	$—
Cash paid for interest	$39,911	$23,284
Net cash income tax (refunds) payments	$(93,456)	$131
Supplemental non-cash information
Notes payable associated with capital leases	$684	$1,011
Issuance of stock options and restricted stock	$1,127	$1,129
See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our condensed consolidated balance sheet at September 30, 2010, as well as the reported fair value of our securitized earning assets on our consolidated balance sheet at December 31, 2009; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our condensed consolidated statement of operations for the three and nine months ended September 30, 2010, as well as our reported loss on retained interests in credit card receivables securitized which is a component of loss on securitized earning assets on our condensed consolidated statement of operations for the three and nine months ended September 30, 2009. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our condensed consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our condensed consolidated statements of operations. Operating results for the three and nine months ended September 30, 2010 are not indicative of what our results will be for the year ending December 31, 2010.

We have reclassified certain amounts in our prior period condensed consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

In connection with our consideration of a potential spin-off of our U.S. and U.K. micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc. (“Purpose Financial”), filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments most recently on May 28, 2010.  The spin-off remains subject to a number of conditions, including, among others:

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

Restricted Cash

Restricted cash includes (1) certain collections on receivables within our Credit Cards segment (only as of the September 30, 2010 condensed consolidated balance sheet date pursuant to the accounting rules changes described in “Asset Securitization” below) and Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and (2) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

 Asset Securitization

At December 31, 2009, most of our credit card receivables were held by off-balance-sheet securitization trusts.  In June 2009, however, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules that resulted in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities are presented as assets and liabilities on our condensed consolidated balance sheet as of September 30, 2010. Throughout the notes to our condensed consolidated financial statements, we use the term “securitizations” to refer to pre-2010 activities of our then-categorized off-balance-sheet securitization trusts (qualifying special purposes entities, or “QSPEs”). In contrast, we use the term “structured financings” to refer to non-recourse, asset-backed, on-balance-sheet debt financings either undertaken prior to 2010 or as accounted for under new accounting guidance effective as of January 1, 2010.

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

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with our retail and Internet micro-loan activities, our auto finance business and credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program.  This latter category of balance transfer program receivables is included as a component of our Credit Card segment data and aggregated $14.5 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 2.1% of our consolidated loans and fees receivable (net or at fair value) as of September 30, 2010.

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

The components of our aggregated categories of loans and fees receivable, net (in millions) as of the date of each of our condensed consolidated balance sheets are as follows:

	Balance at December 31, 2009	Additions	Subtractions	Balance at September 30, 2010
Loans and fees receivable, gross	$379.7	$846.4	$(932.4)	$293.7
Deferred revenue	(40.9)	(50.9)	63.9	(27.9)
Allowance for uncollectible loans and fees receivable	(53.4)	(53.5)	59.3	(47.6)
Loans and fees receivable, net	$285.4	$742.0	$(809.2)	$218.2

As of September 30, 2010, the weighted average remaining accretion period for the $27.9 million of deferred revenue reflected in the above tables is 16.6 months.

A roll-forward of our allowance for uncollectible loans and fees receivable, net (in millions) is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$(48.5)	$(56.7)	$(53.4)	$(55.8)
Provision for losses on loans and fees receivable recorded at net realizable value	(17.5)	(16.7)	(53.5)	(47.5)
Charge offs	20.4	15.0	66.6	47.8
Recoveries	(2.0)	(0.9)	(7.3)	(3.8)
Balance at end of period	$(47.6)	$(59.3)	$(47.6)	$(59.3)

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Unrecovered balance at beginning of period	$33,297	$59,271	$29,669	$47,676
Acquisitions of defaulted accounts	5,839	8,776	22,409	40,427
Cash collections	(17,158)	(54,668)	(45,858)	(82,889)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our condensed consolidated statements of operations)	8,676	16,475	24,434	24,640
Unrecovered balance at end of period	$30,654	$29,854	$30,654	$29,854
Estimated remaining collections (“ERC”) (1)	$98,829	$86,946	$98,829	$86,946

(1)	We anticipate collecting 44.7% of the ERC of the existing accounts over the next 12 months, with the balance to be collected thereafter.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcy-related debt.

Previously charged-off receivables held as of September 30, 2010 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At September 30, 2010, $10.4 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.  Although we eliminate all intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our condensed consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 1.0% of our consolidated total assets.

For balance transfer program accounts, we include receivables in the above table until such time that the accounts qualify for a credit card issuance under the program.  Under our Investments in Previously Charged-Off Receivables segment’s cost recovery method, there is no remaining basis in such balance transfer program accounts at the time of card issuance.  Upon card issuance, all further activity with respect the accounts (e.g. cardholder purchases, payments, receivables levels, cash flows, finance charge and fee income and charge-off activities) is reported within our Credit Cards segment, with the exception of any cash flows representing further repayment of the acquired contractual charged-off balance, which continue to be reported as cash collections and cost-recovery method income in the above table.

Comparisons of data as of and for the three months ended September 30, 2010 with data as of and for the three months ended September 30, 2009 are affected by a 2005 forward flow contract into which our Investment in Previously Charged-off Receivables segment had entered to sell previously charged-off receivables to Encore Capital Group, Inc. (“Encore”)—a forward flow contract that subsequently terminated in the third quarter of 2009. In that quarter, we resolved disputes that had arisen with Encore under the contract, thereby resulting in the recognition of $21.2 million in then-deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in escrowed restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement (and that had built up on our consolidated balance sheet throughout the latter half of 2008 and through September 2009) and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net pre-tax gain of $11.0 million on our consolidated statement of operations for three months ended September 30, 2009.

Investments in Securities

We periodically invest in debt and equity securities, some of which we classify as trading securities and with respect to which we include realized and unrealized gains and losses in earnings, and some of which we classify as held to maturity or available for sale.  Additionally, we occasionally have received distributions of debt securities from our equity-method investees ($0.7 million held at September 30, 2010), and we have classified such distributed debt securities as held to maturity. As appropriate, we may invest in securities we believe provide returns in excess of those realized in our cash accounts.  Such was the case in the first quarter of 2010 during which we invested $75.0 million in publicly traded bond funds whose investment objectives are to invest in highly rated, investment-grade securities.  The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of
	September 30, 2010	December 31, 2009
Held to maturity:
Investments in debt securities	$714	$2,060
Available for sale:
Investments in equity securities	1,672	—
Trading:
Investments in debt securities	55,695	—
Investments in equity securities	572	569
Total investments in debt and equity securities	$58,653	$2,629

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. Also included are (1) various deposits (totaling $1.1 million and $6.2 million as of September 30, 2010 and December 31, 2009, respectively) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $0.4 million and $4.9 million as of September 30, 2010 and December 31, 2009, respectively, associated with our ongoing servicing efforts in the U.K.), (2) vehicle inventory ($0.6 million and $4.1 million as of September 30, 2010 and December 31, 2009, respectively) held by our buy-here, pay-here auto operations that we expense as cost of goods sold (within fees and related income on earning assets on our condensed consolidated statements of operations) as we earn associated sales revenues, and (3) and deposits of $7.7 million and $10.0 million at September 30, 2010 and December 31, 2009, respectively, held at a former third-party issuing bank partner (Columbus Bank and Trust Company), the September 30, 2010 balance of which is to be returned to us upon notification by the Federal Deposit Insurance Corporation (the “FDIC”) to Columbus Bank and Trust Company of the FDIC’s concurrence with our computations of credits and refunds that we provided to credit card customers pursuant to our December 2008 settlement of litigation with the FDIC and the Federal Trade Commission (the “FTC”). Having fully complied with the FDIC and FTC restitution requirements through our provided cardholder credits and refunds, no contingencies to the release of the $7.7 million deposit exist beyond the communication by the FDIC to Columbus Bank and Trust Company of the FDIC’s concurrence with our provided restitution credits and refunds.

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

Income Taxes

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and the Netherlands. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2007. Currently, we are under audit by various jurisdictions for various years, including by the Internal Revenue Service for the 2007 and 2008 tax years. Although the audits have not been concluded, we do not expect any changes to our reported tax positions in those years that would have a material effect on our consolidated financial statements.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.8 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2010, respectively, compared to $0.6 million and $2.0 million during the three and nine months ended September 30 2009, respectively.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such a reduction in the amount of $2.0 million in the three months ended September 30, 2010 related to the closing of statutes of limitations.

We generally do not provide for income taxes on the undistributed earnings of our U.K. Internet micro-loan subsidiaries because we intend to reinvest these earnings indefinitely to finance foreign activities.  Because this treatment is premised on our future plans and expectations of future events, the possibility exists that amounts we declare as indefinitely reinvested offshore may ultimately be repatriated.  For instance, the actual cash needs of our U.S. entities may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations.  These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend, in the year in which we determine that amounts are no longer intended to be indefinitely reinvested offshore. Such a deemed remittance occurred in the three and nine months ended September 30, 2010 due to expiration of a long-standing U.S. income tax deferral provision which historically had shielded active finance company income earned in foreign jurisdictions from U.S. income tax. Although the active finance company income provisions expired for taxable years beginning on or after January 1, 2010, the U.S. Congress currently is working on legislation that would retroactively extend the active finance company income exception and permit retroactive and ongoing deferral of such income. Our specific foreign income source that previously had been protected from U.S. income taxation by reason of the active finance company income exception is the income earned by our U.K. Internet micro-loan operations. Although we cannot and did not assume enactment of laws to extend the active finance company income exception, the expiration of the exception had no effect on our effective tax rate during the three and nine months ended September 30, 2010 due to the effects of valuation allowances that we maintain against net deferred tax assets.

Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were 31.2% and -2.5% for three and nine months ended September 30, 2010, respectively, compared to 1.2% and 20.1% for the three and nine months ended September 30, 2009, respectively.  The variations in our effective tax rates between these periods are substantially related to (1)  fluctuations in our pre-tax earnings and losses, (2)  the U.K. tax expense exceeding the recognized tax benefits on our U.S. losses, after valuation allowances and (3)  interest accruals (net of releases) on our unrecognized tax benefits.  The effects of changes in valuation allowances provided against income statement-oriented U.S. federal, foreign and state deferred tax assets were increases of $5.2 million and $23.2 million in valuation allowances, respectively, during the three and nine months ended September 30, 2010, versus corresponding increases of $85.1 million and $95.8 million in valuation allowances during the three and nine months ended September 30, 2009, respectively.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) lending fees associated with our retail and Internet micro-loan activities; (2) fees associated with our credit card receivables during periods in which we hold them on balance sheet; (3) changes in the fair value of loans and fees receivable recorded at fair value; (4) changes in fair value of notes payable associated with structured financings recorded at fair value; (5) income on our investments in previously charged-off receivables; (6) gross profits and losses from auto sales within our Auto Finance segment; (7) gains associated with our investments in securities; and (8) gains realized in the three months ended September 30, 2010 associated with our settlement of litigation with Columbus Bank and Trust, one of our former third-party credit card issuing bank partners, and its parent corporation Synovus Financial Corporation (collectively, “CB&T”) as further discussed in Note 11, “Commitments and Contingencies.”

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Retail micro-loan fees	$18,490	$19,393	$53,756	$52,635
Internet micro-loan fees	25,910	18,636	65,965	45,528
Fees on credit card receivables held on balance sheet	5,002	—	20,861	—
Changes in fair value of loans and fees receivable recorded at fair value(1)	61,183	—	186,846	—
Changes in fair value of notes payable associated with structured financings recorded at fair value	(19,158)	—	31,036	—
Income on investments in previously charged-off receivables	8,676	16,475	24,434	24,640
Gross (loss) profit on auto sales	(478)	4,274	(2,127)	17,883
Gains on investments in securities	153	146	301	309
Gains upon litigation settlement with former third-party issuing bank partner	12,150	—	12,150	—
Other	677	(34)	876	1,467
Total fees and related income on earning assets	$112,605	$58,890	$394,098	$142,462

(1)
The above changes in fair value of loans and fees receivable recorded at fair value excludes the impact of charge offs associated with these receivables which are separately stated on our condensed consolidated statements of operations. See Note 9, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our condensed consolidated statements of operations.

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

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Securitization gains	$113,961	$113,961
Loss on retained interests in credit card receivables securitized	(334,035)	(657,869)
Fees on securitized receivables	3,658	13,778
Total loss on securitized earning assets	$(216,416)	$(530,130)

Recent Accounting Pronouncements

In June 2010, the FASB issued new disclosure rules related to the allowance for credit losses and credit quality of financing receivables.  The new requirements are intended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses, including a roll-forward of activity in the allowance and disclosure about credit quality indicators, past due information, and modifications of its financing receivables.  The new disclosure requirements are effective for interim and annual reporting periods ending on or after December 15, 2010.

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

In October 2009, the FASB issued new rules providing that at the date of issuance, a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost is required to be amortized using the effective interest method over the life of the financing arrangement as interest cost.  The new rules also provide that the loaned shares are excluded from basic and diluted earnings per share calculations unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in these calculations.  These new rules are effective for fiscal years, and interim periods within those years, beginning after December 15, 2009, are to be applied retrospectively to all arrangements outstanding on the effective date, and apply to loaned shares issued in connection with our November 2005 convertible senior notes.  Our implementation of these new rules had no effect on our consolidated financial statements during any period presented.

In June 2009, the FASB issued new accounting rules that, in addition to requiring certain new securitization and structured financing-related disclosures that we have incorporated into our condensed consolidated financial statements, resulted in the consolidation of our securitization trusts onto our condensed consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities are presented as assets and liabilities on our condensed consolidated balance sheet effective on that date. Moreover, after adoption of these new accounting rules, we no longer reflect our securitization trusts’ results of operations within loss on retained interests in credit card receivables securitized, but instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes) with respect to the credit card receivables held within our securitization trusts; similarly, we separately report interest expense (as well as gains and/or losses associated with fair value changes) with respect to the debt issued from the securitization trusts. Lastly, because we account for our securitization transactions under the new rules as secured borrowings rather than asset sales, we present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities. As noted on our condensed consolidated statement of equity for the nine months ended September 30, 2010, our January 1, 2010 adoption of these rules resulted in an increase in total equity of $37.7 million.

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

Subsequent Events

We evaluate events that occur subsequent to our condensed consolidated balance sheet date but before our condensed consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the balance sheet date but arose subsequent to that date. We have evaluated subsequent events, and based on our review, we have not identified any recognized or nonrecognized subsequent events that would have required adjustments to or disclosures in our condensed consolidated financial statements.

3.	Discontinued Operations

In May 2009, we discontinued our Retail Micro-Loans segment’s Arkansas operations based on regulatory opposition we faced within that state. Reflecting our discontinued Arkansas operations, the components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net interest income, fees and related income on earning assets	$—	$—	$—		$1,684
Other operating expense	—	—	—		2,021
Estimated loss upon sale	—	—	—		2,779
Goodwill impairment	—	—	—		3,483
Loss before income taxes	—	—	—		(6,599)
Income tax benefit	—	—	—		2,310
Net loss	$—	$—	$—	$	(4,289)

There were no discontinued assets held for sale on our condensed consolidated balance sheets as of either September 30, 2010 or December 31, 2009.

4.	Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans.  In March 2010, we acquired noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of September 30, 2010.  Also in March 2010, we acquired all of the noncontrolling interests in our Investments in Previously Charged-Off Receivables segment for $1.0 million, such that we now own 100% of this segment.

Summary operating segment information (in thousands) is as follows:

Three Months Ended September 30, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income on earning assets	$9,474	$8,567	$15,672	$5,046	$18,814	$57,573
Total other operating income	$8,031	$494	$—	$133	$—	$8,658
Income (loss) from continuing operations before income taxes	$(6,885)	$2,482	$2,789	$(3,324)	$6,863	$1,925
Loss on discontinued operations before income taxes	$—	$—	$—	$—	$—	$—
Loans and fees receivable, gross	$18,659	$—	$40,291	$189,172	$45,649	$293,771
Loans and fees receivable, net	$14,478	$—	$32,504	$139,146	$32,087	$218,215
Loans and fees receivable held at fair value	$469,713	$—	$—	$—	$—	$469,713
Total assets	$676,926	$36,316	$67,605	$155,950	$75,130	$1,011,927

Three Months Ended September 30, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(7,268)	$16,585	$17,311	$11,132	$13,265	$51,025
Total other operating (loss) income	$(192,727)	$83	$—	$85	$—	$(192,559)
(Loss) income from continuing operations before income taxes	$(254,564)	$7,041	$4,369	$(1,518)	$3,248	$(241,424)
Loss on discontinued operations before income taxes	$—	$—	$—	$—	$—	$—
Loans and fees receivable, gross	$15,698	$—	$37,350	$300,551	$30,290	$383,889
Loans and fees receivable, net	$12,277	$—	$32,007	$242,221	$20,604	$307,109
Loans and fees receivable held at fair value	$—	$—	$—	$—	$—	$—
Total assets	$298,351	$31,700	$68,747	$268,179	$62,495	$729,472

Nine Months Ended September 30, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(978)	$24,056	$45,606	$2,782	$46,874	$118,340
Total other operating income	$29,952	$1,148	$—	$400	$—	$31,500
(Loss) income from continuing operations before income taxes	$(70,311)	$5,239	$6,606	$(24,603)	$15,355	$(67,714)
Loss on discontinued operations before income taxes	$—	$—	$—	$—	$—	$—
Loans and fees receivable, gross	$18,659	$—	$40,291	$189,172	$45,649	$293,771
Loans and fees receivable, net	$14,478	$—	$32,504	$139,146	$32,087	$218,215
Loans and fees receivable held at fair value	$469,713	$—	$—	$—	$—	$469,713
Total assets	$676,926	$36,316	$67,605	$155,950	$75,130	$1,011,927

Nine Months Ended September 30, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(19,152)	$24,533	$45,803	$39,130	$32,614	$122,928
Total other operating (loss) income	$(413,664)	$138	$—	$488	$1	$(413,037)
(Loss) income from continuing operations before income taxes	$(609,354)	$(2,336)	$(13,258)	$(5,653)	$11,579	$(619,022)
Loss on discontinued operations before income taxes	$—	$—	$(6,599)	$—	$—	$(6,599)
Loans and fees receivable, gross	$15,698	$—	$37,350	$300,551	$30,290	$383,889
Loans and fees receivable, net	$12,277	$—	$32,007	$242,221	$20,604	$307,109
Loans and fees receivable held at fair value	$—	$—	$—	$—	$—	$—
Total assets	$298,351	$31,700	$68,747	$268,179	$62,495	$729,472

5.	Shareholders’ Equity

Retired Shares

In 2009, 1,398,681 of previously lent shares were returned to us.  All returned shares are excluded from our outstanding share counts. As of September 30, 2010, we had 2,252,388 loaned shares outstanding. See further discussion of our share lending arrangement in Note 10, “Convertible Senior Notes and Notes Payable.”

Additionally, pursuant to the closing of a tender offer in May 2010, we repurchased 12,180,604 shares of our common stock at a purchase price of $7.00 per share for an aggregate cost of $85.3 million.  These shares subsequently were retired.

Treasury Stock

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vestings, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 3,529 and 518,215 at gross costs of $0.1 million and $10.6 million during three and nine months ended September 30, 2010, respectively, in satisfaction of restricted share and restricted share unit vestings; this compares to our reissuance of shares for these purposes of 3,254 and 114,898 at gross costs of $0.06 million and $2.1 million during the three and nine months ended September 30, 2009, respectively. Additionally, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required tax withholdings, we also effectively purchased shares totaling 825 and 133,324 at gross costs of $0.004 million and $0.6 million during the three and nine months ended September 30, 2010, respectively, compared to our effective purchase of 786 and 37,674 shares at gross costs of $0.004 million and $0.1 million during the three and nine months ended September 30, 2009, respectively.

6.	Investments in Equity-Method Investees

In May 2009, we recognized a gain of $21.0 million that is separately classified on our condensed consolidated statement of operations associated with our buy-out of the remaining members of our then-longest standing equity-method investee, CSG (which was formed in July 2002 to acquire retained interests in a securitization that included $1.2 billion in credit card receivables originated by Providian Financial Corporation). Subsequent to this buy-out event, we have included the operations of this former equity-method investee and its underlying assets and liabilities within our consolidated results of operations and consolidated balance sheet categories, as opposed to the income from equity-method investees and investment in equity-method investee categories.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including 2009 results of operations data for CSG while we held it in equity-method investee form prior to our May 2009 buy-out of its other members):

	As of September 30, 2010	As of December 31, 2009
Securitized earning assets	$—	$35,844
Loans and fees receivable pledged as collateral under structured financings, at fair value	$145,665	$—
Total assets	$156,227	$38,332
Notes payable associated with structured financings, at fair value	$132,260	$—
Total liabilities	$133,262	$1,319
Members’ capital	$22,965	$37,013

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net interest income, fees and related loss on earning assets	$(2,044)	$—	$(26,957)	$—
Fees and related loss on securitized earning assets	$—	$(6,230)	$—	$(37,241)
Total other operating income (loss)	$827	$(5,315)	$3,311	$(33,920)
Net loss	$(4,368)	$(5,892)	$(34,706)	$(28,892)

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

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loan operations, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $3.5 million impairment loss that is reported within loss on discontinued operations for the nine months ended September 30, 2009. In connection with this reallocation, we performed a valuation analysis with respect to the remaining goodwill associated with our continuing Retail Micro-Loans segment operations based on internal projections of residual cash flows and market data supporting valuation prices of similar companies at the time; this analysis yielded an additional $20.0 million goodwill impairment charge associated with continuing operations that is reflected within our consolidated statement of operations for the nine months ended September 30, 2009.

In April 2007, one of our then-majority-owned subsidiaries (in which we now hold a 100% interest) acquired 95% of the outstanding shares of MEM, our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.9 million) in cash as part of our underlying diversification efforts and to establish a micro-loan presence in the U.K. Under the original purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a net 22.5% continuing minority ownership interest in MEM and a cash payment of £434,000 ($621,000), the aggregate value of which reflected the estimated fair value of the earn-out arrangement as of December 31, 2009.  The settlement of the earn-out resulted in a re-measurement of the carrying value of our investment in MEM in accordance with applicable accounting standards and additional goodwill of $5.6 million.

Relative to respective December 31 balances, changes (in thousands) in the carrying amount of goodwill for the nine months ended September 30, 2009 and 2010, respectively, by reportable segment are as follows:

	Retail Micro- Loans	Internet Micro-Loans	Consolidated
Balance as of December 31, 2008	$43,214	$15,915	$59,129
Goodwill related to settlement of contingent performance-related earn-out	—	5,553	5,553
Impairment loss	(23,483)	—	(23,483)
Foreign currency translation	—	2,214	2,214
Balance as of September 30, 2009	$19,731	$23,682	$43,413

Balance as of December 31, 2009	$19,731	$23,691	$43,422
Foreign currency translation	—	(177)	(177)
Balance as of September 30, 2010	$19,731	$23,514	$43,245

Intangible Assets

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loans operations, we allocated intangible assets that we determined had an indefinite benefit period between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $0.2 million impairment loss that is reported within loss on discontinued operations for the nine months ended September 30, 2009. This valuation analysis was based on internal projections of residual cash flows and market data supporting valuation prices of similar companies at the time.

We had $2.1 million of remaining intangible assets that we determined had an indefinite benefit period as of September 30, 2010 and December 31, 2009. The net unamortized carrying amount of intangible assets subject to amortization was $0.4 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively. Intangible asset-related amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million and $1.3 million for the three and nine months ended September 30, 2009, respectively.

8.	Securitizations

This note provides historical off-balance-sheet credit card receivables “securitizations” data relative to our December 31, 2009 condensed consolidated balance sheet and our condensed consolidated statement of operations for the three and nine months ended September 30, 2009. As noted previously in this report, the FASB issued new accounting rules that resulted in the consolidation of our securitization trusts (including their cash, receivables and underlying debt) onto our consolidated balance sheet effective as of January 1, 2010. As such, our 2010 condensed consolidated financial statements contain no comparable balances to the historical securitized earnings assets category, and associated income and loss categories, as shown in our condensed consolidated 2009 financial statements.

The table below summarizes (in thousands) our securitization facility activities for the period prior to consolidation of our securitization trust. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	As of and for the Three Months Ended September 30, 2009	As of and for the Nine Months Ended September 30, 2009
Gross amount of receivables securitized at period end	$1,671,930	$1,671,930
Proceeds from new transfers of financial assets to securitization trusts	$90,601	$395,330
Proceeds from collections reinvested in revolving-period securitizations	$106,872	$382,334
Excess cash flows received on retained interests	$24,893	$80,377
Securitization gains	$113,961	$113,961
Loss on retained interests in credit card receivables securitized	(334,035)	(657,869)
Fees on securitized receivables	3,658	13,778
Total loss on securitized earning assets	$(216,416)	$(530,130)

During the three months ended September 30, 2009, based on inquiries from an unrelated party that held notes (with a face amount of $264 million) under a six-year term facility issued within our upper-tier originated portfolio master trust, an opportunity arose for us to repurchase the notes for $150 million in cash consideration, which represented a discount to the face amount of the notes. Upon completion of the transaction, and in recognition of the fact that we also owned the residual or retained interest in the upper-tier originated portfolio master trust, we sought to combine the purchased notes with our owned retained interest in the trust through cancellation of the notes by the trust. The cancellation of the notes by the trust increased our retained interest in the trust by the amount of collateral allocable to the cancelled series. Hence, we accounted for the transaction as a contribution of the notes (a “financial asset”) to our upper-tier originated portfolio master trust in exchange for retained interests in the trust, thereby generating a securitization gain during the three months ended September 30, 2009 equal to the difference between the face amount of the contributed notes ($264 million) and their fair value ($150 million).  Upon retirement of the notes by the trust, cash flow activities associated with the securitization trust continued in the ordinary course (e.g., the trust continued to draw under variable funding notes to the extent of any excess collateral maintained within the securitization trust and to collect payments on the underlying credit card receivables, and the trust continued to make distributions of cash to the transferor and other beneficial interest holders and to make payments to the servicer in accordance with governing trust documents). Moreover, the accounting for our retained interests in the securitization trust also continued in the ordinary course. In determining the fair value of our residual interests after the completion of the transaction, we applied our usual valuation model, considering only the underlying credit card receivables and remaining outstanding securitization notes after the transaction. Resulting changes in the fair value of our retained interests at the end of the relevant reporting period (as in all reporting periods) were included within the loss on retained interest in credit card receivables securitized subcategory of our loss on securitized earning assets category (the same category that included the $114.0 million securitization gain associated with the notes’ repurchase and contribution to the trust) on our 2009 consolidated statement of operations.

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

Reflected within servicing income on our condensed consolidated statement of operations for the three and nine months ended September 30, 2009 were $17.9 million and $78.8 million, respectively of servicing income (fees) we received from our securitization trusts in that period. Changes in our net servicing liability for the nine months ended September 30, 2009 are summarized (in millions) in the following table.

For the Nine Months Ended September 30, 2009
Net servicing liability at beginning of period	$10.7
Changes in fair value of net servicing liability due to changes in valuations inputs, including receivables levels within securitization trusts, length of servicing period, servicing costs and changes in servicing compensation rates	37.6
Balance at end of period	$48.3

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

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) as of September 30, 2009 was comprised of credit card receivables that we securitized and other investors’ shares of those securitized receivables. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations as of September 30, 2009.  These figures include the results of our lower-tier credit cards prior to their re-consolidation in the fourth quarter of 2009.

As of and for the Three Months Ended September 30, 2009
Total managed principal balance	$1,508,976
Total managed finance charge and fee balance	162,954
Total managed receivables	1,671,930
Cash collateral at trust and amounts due from QSPEs	35,703
Total assets held by QSPEs	1,707,633
QSPE-issued notes to which we are subordinated	(1,203,987)
Face amount of residual interests in securitizations	$503,646
Receivables delinquent—60 or more days	$267,619
Net charge offs during the three months ended September 30, 2009	$139,779

Data in the above table are aggregated from the various QSPEs supporting our securitizations as of September 30, 2009.

9.	Fair Values of Assets and Liabilities

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

We account for certain financial assets and liabilities at fair value based upon a three-tiered valuation system.  In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2010 by fair value hierarchy:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$56,267	$—	$—	$56,267
Loans and fees receivable, at fair value	$—	$—	$12,227	$12,227
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$457,486	$457,486

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Condensed Consolidated Financial Statement Components.”  All interest and dividend income associated with the above asset classes are recognized as earned and are included within total interest income on our condensed consolidated statements of operations.  For our Level 1 assets in the above table, total net gains were $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, all of which are included as a component of fees and related income on earning assets on our condensed consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2010:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Securitized Earning Assets	Total
Beginning balance	$42,299	$—	$36,514	$78,813
Transfers in due to adoption of new accounting guidance	—	836,346	(36,514)	799,832
Total gains (losses)—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	125,541	—	125,541
Net revaluations of loans and fees receivable, at fair value	61,305	—	—	61,305
Purchases, issuances, and settlements, net	(91,377)	(509,887)		(601,264)
Impact of foreign currency translation gain	—	5,486	—	5,486
Net transfers in and/or out of Level 3	—	—	—	—
Ending balance	$12,227	$457,486	$—	$469,713

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

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2010 by fair value hierarchy:

Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Liabilities Measured at Fair Value
Notes payable associated with structured financings, at fair value	$—	$—	$451,141	$451,141

Gains and losses associated with fair value changes for the above liability class are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Condensed Consolidated Financial Statement Components.”  For our liabilities included in the above table, which represent notes payable associated with our structured financings of liquidating portfolios of credit card receivables, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2010:

Notes Payable Associated with Structured Financings, at Fair Value
Beginning balance	$—
Transfers in due to adoption of new accounting guidance	772,615
Total gains (losses)—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(31,036)
Repayments on outstanding notes payable, net	(295,742)
Impact of foreign currency translation gain	5,304
Net transfers in and/or out of Level 3	—
Ending balance	$451,141

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

For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2010 by fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets
Goodwill	$—	$—	$43,245	$43,245
Intangibles, net	$—	$—	$2,136	$2,136

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2010 concerning our assets and liabilities measured at fair value are as follows:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$29,623	$756,254
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,227	$457,486
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$300	$3,156
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$7,345	$80,506

		Notes Payable Associated with Structured Financings, at Fair Value
Aggregate unpaid principal balance of notes payable		$701,096
Aggregate fair value of notes payable		$451,141

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

In conjunction with the 5.875% convertible senior notes due 2035 offering, we entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock that we exclude from all earnings per share computations and for which we received a fee upon consummation of the agreement of $0.001 per loaned share. The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($10.9 million based on the 2,252,388 of shares remaining outstanding under the share lending arrangement as of September 30, 2010).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

Upon our January 1, 2009 required adoption of new accounting rules for Instrument C convertible notes (a classification applicable to our convertible senior notes), we (1) reclassified a portion of our outstanding convertible senior notes to additional paid-in capital, (2) established a discount to the face amount of the notes as previously reflected on our condensed consolidated balance sheets, (3) created a deferred tax liability related to the discount on the notes, and (4) reclassified out of our originally reported deferred loan costs and into additional paid-in capital the portion of those costs considered under the new rules to have been associated with the equity component of the convertible senior notes issuances.  We are amortizing the discount to the face amount of the notes to interest expense over the expected life of the notes, and this will result in a corresponding release of our associated deferred tax liability. Total amortization for the three and nine months ended September 30, 2010 totaled $1.9 million and $7.0 million, respectively, compared to total amortization of $2.6 million and $7.6 million for the three and nine months ended September 30, 2009, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $3.5 million and $11.6 million for the three and nine months ended September 30, 2010, respectively, versus, $4.4 million and $13.3 million for the three and nine months ended September 30, 2009, respectively.  We will amortize the discount remaining at September 30, 2010 to interest expense over the expected terms of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our condensed consolidated balance sheets associated with our convertible senior notes after giving effect to both our required adoption of the new Instrument C rules upon their January 1, 2009 effective date and our retrospective application of the rules to prior presented financial reporting periods:
	As of September 30, 2010	As of December 31, 2009
Face amount of outstanding convertible senior notes	$291,437	$386,551
Discount	(58,875)	(78,978)
Net carrying value	$232,562	$307,573
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

In open market transactions during the three months ended September 30, 2010, we repurchased $25.1 million in face amount of our 3.625% notes for $17.1 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), thereby resulting in the recognition of an aggregate gain during the three months ended September 30, 2010 of $5.7 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases).  Coupled with earlier note repurchases in 2010, we have purchased (either in open market transactions or pursuant to the terms of two separate tender offers) an aggregate of $79.6 million in face amount of our 3.625% notes for $48.1 million and an aggregate of $15.6 million in face amount of our 5.875% notes for $5.7 million, both aggregate amounts being inclusive of transaction costs and accrued interest through the date of our repurchase of the notes. The repurchases have resulted in our recognition of $28.4 million in aggregate gains (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases) during the nine months ended September 30, 2010.

The above-noted 2010 transactions compare to our repurchase of $300,000 in face amount of our 3.625% notes during the nine months ended September 30, 2009. In a January 2009 transaction, we purchased the 3.625% notes for $90,000 (inclusive of transaction costs and accrued interest), resulting in an aggregate gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).

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

As of September 30, 2010, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

Carrying Amounts at Fair Value as of September 30, 2010
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust—outstanding face amount of $491.8 million bearing interest at a weighted average 2.2% interest rate, which is secured by credit card receivables and restricted cash aggregating $350.9 million in carrying amount (1)	$339.6
Multi-year variable funding securitization facility (expiring September 2014), outstanding face amount of $3.3 million bearing interest at a weighted average 3.8% interest rate, which is secured by credit card receivables and restricted cash aggregating $7.8 million in carrying amount (2)	3.3
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $185.6 million bearing interest at a weighted average 2.9% interest rate, which is secured by credit card receivables and restricted cash aggregating $97.0 million in carrying amount (3)	96.2
Ten-year amortizing term securitization facility issued out of a trust underlying one of our portfolio acquisitions (expiring January 2014), outstanding face amount of $20.4 million bearing interest at a weighted average 3.9% interest rate, which is secured by credit card receivables and restricted cash aggregating $32.3 million in carrying amount	12.0
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$451.1

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

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables (cash flows that we consider adequate to meet our variable costs of servicing these assets), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $451.1 million in fair value of structured financing notes in the above table is $488.0 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $36.9 million.

Beyond our role as servicer of the underlying assets within the credit card receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable Associated with Structured Financings, at Face Value

Beyond the credit card receivables structured financings held at fair value mentioned above, we have entered into certain other non-recourse, asset-backed structured financing transactions within our businesses. We consolidate onto our condensed consolidated balance sheets both the assets (Auto Finance segment receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, net, on our condensed consolidated balance sheets, Auto Finance segment inventories, investments in previously charged-off receivables, and other equipment) and debt (classified within notes payable associated with structured financings, at face value, on our condensed consolidated balance sheets) associated with these structured financings because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. The principal amount of the structured financing notes outstanding at September 30, 2010 and December 31, 2009, and the September 30, 2010 carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

	As of September 30, 2010	As of December 31, 2009

Amortizing debt facility of ACC Auto Finance segment receivables, rate of 15.0% at September 30, 2010, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $72.3 million at September 30, 2010 (1)	$64.8	$99.2
Revolving line of credit of CAR Auto Finance segment receivables, rate of 4.0% at September 30, 2010, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $49.9 million at September 30, 2010 and is payable over a six-month amortization period beginning September 2011	33.5	31.0
Financing of JRAS Auto Finance segment receivables, rate of 11.0%, which is secured by auto receivables, land and restricted cash with an aggregate carrying amount of $17.0 million at September 30, 2010 and due December 2010	11.1	26.8
Financing of JRAS Auto Finance segment inventory, average rate of 24.0%, which is secured by inventory with an aggregate carrying amount of $0.6 million at September 30, 2010 and which is currently payable	0.3	1.4
Vendor-financed software and equipment acquisitions, average rate of 5.5% at September 30, 2010, secured by certain equipment with an aggregate carrying amount of $0.03 million at September 30, 2010, payable to 2010 through 2013	0.7	1.1
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, rate of 12%, secured by certain investments in previously charged-off receivables with an aggregate carrying amount of $1.9 million at September 30, 2010, payable through 2012	3.1	4.9
Total asset-backed structured financing notes outstanding (which are secured by assets with carrying amounts aggregating $141.7 million at September 30, 2010)	$113.5	$164.4

(1)  The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. Although the terms of this facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital, we do not anticipate any such additional payments to the note holders.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment and inventory lending arrangements) generally provide for a priority distribution of cash flows to us to service any underlying pledged receivables (cash flows that we consider adequate to meet our costs of servicing these receivables), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and, except as provided in the following paragraph with respect to the CAR facility and the JRAS facility, there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under all of the facilities other than the CAR facility and the JRAS facility. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $113.5 million of structured financing notes in the above table at September 30, 2010 is $141.7 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $28.2 million.

    The $11.1 million JRAS facility scheduled above matured in January 2010, but we have entered into forbearance agreements effective through December 2010 with the lender under which we essentially operate as though the facility had not matured while we work to collect a gradually liquidating portfolio of JRAS receivables. The portfolio is gradually liquidating as we are not adding new JRAS receivables at the same pace at which the existing receivables are either being collected or charged off. Based on our ongoing favorable dialogue with the lender, we believe that the forbearance agreement will be extended until the date of our expected complete repayment of the lender during the first half of 2011. However, this result is not assured, and if the lender decides to subject this loan to immediate repayment in December 2010, we would be required to repay the outstanding loan balance in full or could be forced to surrender the loan and fee receivables serving as collateral for the loan. As of September 30, 2010, the maximum exposure to pre-tax loss of equity under this structured financing was $5.9 million. The CAR facility begins to amortize down in June 2011 over a six-month period.  In the event we are unable to secure either an extension of this facility or a replacement facility, the maximum exposure to pre-tax loss of equity under this CAR structured financing is $16.4 million as measured as of September 30, 2010.

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

General

    In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., CompuCredit Corporation’s) commitments of $70.5 million at September 30, 2010 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of amounts we can fund through our securitization facilities. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which we have now done with respect to substantially all of our outstanding cardholder accounts.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, CompuCredit Corporation has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the residual interests in which are owned by its subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of September 30, 2010, neither CompuCredit Corporation nor any of its subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. CompuCredit Corporation’s guarantee is limited to its respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of September 30, 2010, the maximum aggregate amount of CompuCredit Corporation’s collective guarantees and direct purchase obligations related to all of its subsidiaries and equity-method investees was $62.9 million (included as a subcomponent of the $70.5 million mentioned in the paragraph above)—a decrease from $72.0 million at December 31, 2009 as a result of declines in our liquidating credit card receivables portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases decline along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of CompuCredit Corporation’s affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect combined payments and charge offs to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.  Moreover, should we ever be required to fund any of the guarantees, there would be a concurrent increase in the underlying assets.

CompuCredit Corporation’s third-party originating financial institution relationships require security for its purchases of their credit card receivables, and CompuCredit Corporation has pledged $1.0 million in collateral as such security as of September 30, 2010. In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of September 30, 2010). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($17.9 million as of September 30, 2010).

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

On May 23, 2008, CompuCredit Corporation and one of our other subsidiaries filed a complaint against CB&T in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide us rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to permit certain marketing, all in violation of the agreements among the parties. Also in this litigation, CB&T has asserted claims against CompuCredit Corporation for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it has incurred associated with CompuCredit Corporation’s contractual relationship with CB&T.   On September 13, 2010, CB&T and CompuCredit Corporation settled this matter in full, and this case was dismissed with prejudice, thereby resulting in our recognition of a $12.1 million gain during the three months ended September 30, 2010.

On July 14, 2008, CompuCredit Corporation and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J.Paul Whitehead III, were named as defendants in a purported class action securities case filed in the U.S. District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.   In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints were consolidated, and a consolidated complaint was filed. We filed a motion to dismiss, which the court granted on December 4, 2009.   In its order, the court allowed the plaintiff to amend its complaint, but the plaintiff failed to do so timely. On January 13, 2010, the court entered final judgment, with prejudice, in favor of all defendants. The appeal period for the court’s final judgment expired on February 12, 2010.

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

12.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

We compute earnings or losses per share (“EPS”) attributable to our common shareholders by dividing income or loss attributable to controlling interests by the weighted-average common shares outstanding including participating securities outstanding during the period, as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our earnings. In performing our EPS computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our calculation of basic and diluted EPS for current and prior periods.

The following table sets forth our EPS computations (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) from continuing operations attributable to controlling interests	$1,761	$(239,411)	$(69,979)	$(481,983)
Net loss on discontinued operations attributable to controlling interests	$—	$—	$—	$(4,289)
Net income (loss) attributable to controlling interests	$1,761	$(239,411)	$(69,979)	$(486,272)
Denominator:
Basic (including unvested share-based payment awards) (1)	35,759	47,731	41,131	47,670
Effect of dilutive stock options (2)	143	68	175	39
Diluted (including unvested share-based payment awards) (1)	35,902	47,799	41,306	47,709
Income (loss) from continuing operations attributable to controlling interests per common share—basic	$0.05	$(5.02)	$(1.70)	$(10.11)
Income (loss) from continuing operations attributable to controlling interests per common share—diluted	$0.05	$(5.02)	$(1.70)	$(10.11)

Loss on discontinued operations attributable to controlling interests per common share—basic	$—	$—	$—	$(0.09)
Loss on discontinued operations attributable to controlling interests per common share—diluted	$—	$—	$—	$(0.09)
Net income (loss) attributable to controlling interests per common share—basic	$0.05	$(5.02)	$(1.70)	$(10.20)
Net income (loss) attributable to controlling interests per common share—diluted	$0.05	$(5.02)	$(1.70)	$(10.20)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  636,116 and 680,226 shares for the three and nine months ended September 30, 2010; and 843,324 and 790,919 shares for the three and nine months September 30, 2009.

(2)
In reporting periods for which we have experienced losses, the effect of dilutive options is shown for informational purposes only.  In such loss periods, the effect of including outstanding options would be anti-dilutive, and they are thus excluded from all calculations.

For the three and nine months ended September 30, 2010 and 2009, there were no shares potentially issuable and thus includible in the diluted share counts above associated with our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $35.57 and $43.28 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution as of September 30, 2010 under the conversion provisions of the May 2005 and November 2005 convertible senior notes is approximately 4.2 million and 3.2 million shares, respectively, which could be included in diluted share counts. See Note 10, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,145,058 shares remained available for grant under this plan as of September 30, 2010.  Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $0.0 million and $1.4 million for the three and nine months ended September 30, 2010, respectively, compared to an income tax-related charge to additional paid in capital of $0.0 million and $1.3 million for the three and nine months ended September 30, 2009, respectively.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three and nine months ended September 30, 2010, we expensed stock-option-related compensation costs of $0.4 million and $1.2 million, respectively, compared to $0.5 million and $1.5 million during the three and nine months ended September 30, 2009, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Nine Months Ended September 30, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	790,000	$31.75
Cancelled/Forfeited	(220,000)	$11.60
Outstanding at September 30, 2010	570,000	$39.24	2.5	$—
Exercisable at September 30, 2010	70,000	$26.76	1.6	$—

As of September 30, 2010, our unamortized deferred compensation costs associated with non-vested stock options were $1.0 million. There were no stock option exercises during the three months ended September 30, 2010.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2010 and 2009, we granted 253,107 and 211,454 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $1.1 million and $1.1 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of September 30, 2010, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $2.4 million with a weighted-average remaining amortization period of 0.8 years.

Occasionally, we issue or sell stock or stock appreciation rights in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes noncontrolling interests in the subsidiaries. We are amortizing these compensation costs commensurate with the applicable vesting period. The weighted-average remaining vesting period for stock and stock appreciation rights still subject to restrictions was 8 months as of September 30, 2010.

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

The most significant changes to our business during the nine months ended September 30, 2010 were:

•
Our adoption of new accounting pronouncements that resulted in the consolidation of our securitization trusts onto our condensed consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, we present cash and credit card receivables held by our securitization trusts and debt issued from those entities as assets and liabilities on our condensed consolidated balance sheet as of September 30, 2010, and we adjusted our January 1, 2010 opening balance of total equity by $37.7 million reflecting the impact of adoption of the new accounting rules;

•
Our March 2010 acquisition of noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of September 30, 2010;

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

•	Our May 2010 repurchase pursuant to a tender offer of 12.2 million shares of our common stock at a purchase price of $7.00 per share for an aggregate cost of $85.3 million;

•
Our repurchases (both in open market transactions and pursuant to the terms of two separate tender offers) of an aggregate of $79.6 million in face amount of our 3.625% convertible senior notes due in 2025 for $48.1 million and an aggregate of $15.6 million in face amount of our 5.875% convertible senior notes due in 2035 for $5.7 million, both aggregate amounts being inclusive of transaction costs and accrued interest through the date of our repurchase of the notes—such repurchases resulting in our recognition of $28.4 million in aggregate gains (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases) during the nine months ended September 30, 2010; and

•
Our September 2010 settlement of outstanding litigation with CB&T, which resulted in the recognition of $12.1 million in gain and is discussed further in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements.

As is customary in our industry, we historically have financed most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not sufficiently recovered to facilitate growth for us thus far. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality in the near term, and, even if they were available, the current regulatory and economic environment and our current liquidity position are not attractive enough for us to want to originate new credit card receivables in the U.S. (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). This said, we plan a limited test of credit card originations in the U.K. to evaluate new credit card product offerings within the U.K. in the near future.

In the current environment, wherein the only material cash flows we will receive within our Credit Cards segment are those associated with servicing compensation until our securitization facilities are fully repaid, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have had the effect of reducing our potential for profitability. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can support with servicing compensation as its only cash inflow will not result in further impairments in the fair values of our credit card receivables; however, this outcome cannot be assured.

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

We cannot assure you that any or all of these conditions will be met.

CONSOLIDATED RESULTS OF OPERATIONS	For the Three Months Ended September 30,		Income Increases (Decreases) from
(In thousands)	2010	2009	2009 to 2010
Earnings:
Total interest income	$61,060	$18,312	$42,748
Interest expense	(11,599)	(9,465)	(2,134)
Fees and related income on earning assets:
Retail micro-loan fees	18,490	19,393	(903)
Internet micro-loan fees	25,910	18,636	7,274
Fees on credit card receivables held on balance sheet	5,002	—	5,002
Changes in fair value of loans and fees receivable recorded at fair value	61,183	—	61,183
Changes in fair value of notes payable associated with structured financings recorded at fair value	(19,158)	—	(19,158)
Income on investments in previously charged-off receivables	8,676	16,475	(7,799)
Gross (loss) profit on auto sales	(478)	4,274	(4,752)
Gains on investments in securities	153	146	7
Gains upon litigation settlement with former third-party issuing bank partner	12,150	—	12,150
Other	677	(34)	711
Other operating income (loss):
Securitization gain	—	113,961	(113,961)
Loss on retained interest in credit card receivables securitized	—	(334,035)	334,035
Fees on securitized receivables	—	3,658	(3,658)
Servicing income	1,621	21,999	(20,378)
Ancillary and interchange revenues	2,728	4,028	(1,300)
Gain on repurchase of convertible senior notes	5,681	—	5,681
Gain on buy-out of equity-method investee members	—	—	—
Equity in loss of equity-method investees	(1,372)	(2,170)	798
Total	170,724	(124,822)	295,546
Losses upon charge off of loans and fees receivable recorded at fair value	86,971	—	(86,971)
Provision for losses on loans and fees receivable recorded at net realizable value	17,522	16,712	(810)
Operating expenses:
Salaries and benefits	7,568	12,182	4,614
Card and loan servicing	31,245	55,930	24,685
Marketing and solicitation	6,545	4,418	(2,127)
Depreciation	3,371	4,520	1,149
Goodwill impairment	—	—	—
Other	15,577	22,840	7,263
Noncontrolling interests	436	(778)	1,214

CONSOLIDATED RESULTS OF OPERATIONS	For the Nine Months Ended September 30,		Income Increases (Decreases) from
(In thousands)	2010	2009	2009 to 2010
Earnings:
Total interest income	$214,796	$57,661	$157,135
Interest expense	(45,434)	(29,675)	(15,759)
Fees and related income on earning assets:
Retail micro-loan fees	53,756	52,635	1,121
Internet micro-loan fees	65,965	45,528	20,437
Fees on credit card receivables held on balance sheet	20,861	—	20,861
Changes in fair value of loans and fees receivable recorded at fair value	186,846	—	186,846
Changes in fair value of notes payable associated with structured financings recorded at fair value	31,036	—	31,036
Income on investments in previously charged-off receivables	24,434	24,640	(206)
Gross (loss) profit on auto sales	(2,127)	17,883	(20,010)
Gains on investments in securities	301	309	(8)
Gains upon litigation settlement with former third-party issuing bank partner	12,150	—	12,150
Other	876	1,467	(591)
Other operating income (loss):
Securitization gain	—	113,961	(113,961)
Loss on retained interest in credit card receivables securitized	—	(657,869)	657,869
Fees on securitized receivables	—	13,778	(13,778)
Servicing income	5,447	92,873	(87,426)
Ancillary and interchange revenues	8,722	15,255	(6,533)
Gain on repurchase of convertible senior notes	28,374	160	28,214
Gain on buy-out of equity-method investee members	—	20,990	(20,990)
Equity in loss of equity-method investees	(11,043)	(12,185)	1,142
Total	594,960	(242,589)	837,549
Losses upon charge off of loans and fees receivable recorded at fair value	391,615	—	(391,615)
Provision for losses on loans and fees receivable recorded at net realizable value	53,505	47,520	(5,985)
Operating expenses:
Salaries and benefits	26,928	40,257	13,329
Card and loan servicing	107,481	166,680	59,199
Marketing and solicitation	17,688	12,472	(5,216)
Depreciation	10,487	16,161	5,674
Goodwill impairment	—	20,000	20,000
Other	54,970	73,343	18,373
Noncontrolling interests	(565)	13,658	(14,223)

Three and Nine Months Ended September 30, 2010, Compared to Three and Nine Months Ended September 30, 2009

Total interest income. In the three and nine months ended September 30, 2010, total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The significant increase over the three and nine months ended September 30, 2009 exclusively results from changes in accounting rules which required us to consolidate our previously off-balance-sheet securitized credit card receivables onto our balance sheet effective on January 1, 2010.  As such, our first quarter 2010 total interest income includes the finance charges and late fee billings associated with these receivables; whereas, such finance charges and late fee billings on these receivables were not included within total interest income in 2009. But for the effects of this accounting change, we would have experienced declining total interest income in the three and nine months ended September 30, 2010 as compared with the three and nine months ended September 30, 2009 due to net liquidations of our auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bond investments, on bonds distributed to us from our equity-method investees and, prior to January 1, 2010 accounting changes, on a subordinated, certificated interest in a securitization trust owned by one of our majority-owned subsidiaries. Principal amortization has caused a reduction in interest income levels associated with some of these investments. However, we experienced some growth in this category in the nine months ended September 30, 2010 associated with our investment in publicly traded bond funds whose investment objectives are to invest in highly rated, investment-grade securities—such investments being outstanding at varying levels during the entire nine-month period ended September 30, 2010.

Interest expense.  The increases are primarily due to our previously mentioned January 1, 2010 consolidation of debt facilities underlying our formerly off-balance-sheet credit card receivables securitizations, as well as increased pricing on debt facilities within our Auto Finance segment (with ACC’s $103.5 million amortizing debt facility entered into in the fourth quarter of 2009). But for these two factors, and consistent with our expectations for interest expense in the future, we would have experienced declines in interest expense because our debt facilities are being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities.  Similarly, the de-levering of our MEM operations in 2009 and its repayment of its outstanding debt by the end of 2009 also served to offset the credit card receivables accounting change’s impact on our interest expense levels. Finally offsetting the interest-expense-increasing effects of the credit card receivables accounting change in the three months ended September 30, 2010 is the reversal in that period of previously recognized contingent interest expense associated with debt within our ACC operations; as noted in Note 10, “Convertible Senior Notes and Notes Payable,” we currently estimate that no contingent interest expense payments will be payable with respect to this debt facility.

We also note that notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect our 2010 repurchases of an aggregate $79.6 million in face amount of our 3.625% convertible senior notes and $15.6 million in face amount of our 5.875% convertible senior notes to result in lower interest expense in future quarters. Other purchases of these notes would have a similar effect in reducing our future interest expenses levels.

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

•
improved performance within our Investments in Previously Charged-Off Receivables segment, principally reflecting the growth within this segment subsequent to the termination of its forward flow arrangement with Encore and the adverse effects of the disputes with Encore that existed in the three and nine months ended September 30, 2009 prior to our favorable settlement of the disputes which resulted in a net pre-tax gain of $11.0 million for three and nine months ended September 30, 2009;

•
gross losses in 2010 (versus profits in 2009) on automotive vehicle sales relating to our suspension of operations in all but one lot, our minimization of additional inventory purchases within our JRAS operations, and further inventory impairment write-downs while those operations continue to amortize their financing facility; and

•
our realization of a net pre-tax gain of $12.1 million on settlement of our litigation with CB&T in the three months ended September 30, 2010 as discussed in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements.

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

Loss on securitized earning assets. As applicable only in the three and nine months ended September 30, 2009, loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

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

Gain on repurchase of convertible senior notes.  In the nine months ended September 30, 2010 both in open market transactions and pursuant to the closing of a two tender offers, we repurchased $79.6 million in face amount of our 3.625% notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $48.1 million and $5.7 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively. The repurchases resulted in the recognition of aggregate gains during the three and nine months ended September 30, 2010 of $5.7 million and $28.4 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases), respectively.

In the nine months ended September 30, 2009, we repurchased $300,000 in face amount of our 3.625% notes. The purchase price for these notes totaled $90,000 (including transaction costs and accrued interest) and resulted in a gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).

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

Losses upon charge off of loans and fees receivable recorded at fair value. The balance of this account reflects charge offs associated with the de-securitization and reconsolidation of our lower-tier credit card receivables portfolio upon investor repayment in the fourth quarter of 2009 and the consolidation of our formerly off-balance-sheet credit card receivables securitizations onto our consolidated balance sheet pursuant to accounting rules changes effective as of January 1, 2010. We expect for charge offs associated with these consolidated portfolios to decline over time as we continue to liquidate the underlying portfolios.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. The increase in the provision for losses on loans and fees receivable recorded at net realizable value is almost exclusively due to growth within our MEM operations and increased provisions related to the closure of several of our JRAS sales and servicing locations and the corresponding impact on expected charge offs, these increases being offset slightly by net liquidations in our auto finance receivables.

Despite the growth for the quarter, we expect reductions in our provision for losses on loans and fees receivable recorded at net realizable value for the remainder of 2010 attributable to expected gradual net liquidation of our auto finance receivables. The level of contraction in these receivables is expected to outpace growth in receivables within our Retail Micro-Loans and Internet Micro-Loans segments. Moreover, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2010 versus 2009 (other than potential improvements if and as the economy improves); such improvements could further contribute to expected reductions in our provision for losses on loans and fees receivable recorded at net realizable value.

Further details concerning credit loss trends and expectations by segment are provided throughout our forthcoming discussion and analysis of each segment.

Total other operating expense. Total other operating expense decreased relative to 2009 levels in both the three and nine month-periods ended September 30, 2010, reflecting the following:

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
decreases within card and loan servicing expenses, primarily as a result of credit card and auto finance receivables portfolio liquidations—such decreases being partially offset by increased costs associated with MEM given its significant expansion throughout 2009 and into the three and nine month-periods ended September 30, 2010;

•	decreases in depreciation due to cost containment measures, specifically a diminished level of capital investments by us;

•
the absence in 2010 periods of goodwill impairment charges experienced within our Retail Micro-Loans segment during the nine months ended September 30, 2009 in connection with its exit from the state of Arkansas; and

•
lower other expenses (which include, for example, rent and other occupancy costs, legal and professional fees, transportation and travel costs, telecom and data processing costs, insurance premiums, and other overhead cost categories) as we continue to adjust our associated internal costs based on the declining size of our existing portfolios;

offset, however, by:

•	higher marketing and solicitation costs primarily based on growth plans within our Internet Micro-Loans segment;

•
costs associated with our decision to exit long-term leases, including the exercise of a termination option for a portion of the space currently under lease at our corporate headquarters, such decisions resulting in $4.8 million in lease termination-related charges during the nine months ended September 30, 2010; and

•	start-up costs associated with our exploration and testing of various new business opportunities that largely utilize existing resources but prevent further downsizing of personnel costs.

While we incur certain base levels of fixed costs, a large portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We also attempt to maximize the utility that we get from our incurrence of fixed costs by our testing and exploration of new products and services and areas of investment. Given our current focus on cost-cutting and maximizing shareholder returns in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets and the economy will sufficiently improve, we expect further reductions in most cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our net liquidating portfolio of managed receivables. As an example, and as noted elsewhere in this Report, we took actions (including issuing planned termination notices to affected U.S. call center employees) to better leverage our global infrastructure, thereby outsourcing portions of our U.S. credit card customer service and collections operations in the first quarter of 2010. Given the lower costs of labor within the countries where our outsourcing vendors are located, we experienced lower costs associated with our credit card customer service and collection operations during the second and third quarters of 2010 and expect to see further declines in subsequent quarters as we effectively manage our outsourcing costs to align with portfolio reductions.

Notwithstanding our cost-cutting efforts and focus, we currently are incurring and will continue to incur somewhat heightened legal costs until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our credit cards segment cash inflows are sufficient to cover the direct variable costs of this segment and a portion, but not all, of the segment’s share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance, Investments in Previously Charged-Off Receivables and Retail and Internet Micro-Loan segments, we may experience continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of operations. Our noncontrolling interests historically have been principally comprised of (1) financing partners in our Credit Cards segment  majority-owned subsidiaries, with respect to which activity levels are gradually diminishing with liquidations of our credit card receivables portfolios and which have incurred net losses in recent periods and may incur further net losses in the future, (2) management team members in our Investments in Previously Charged-off Receivables segment majority-owned subsidiary which typically has experienced net income, and (3) management team members in our MEM majority-owned subsidiaries (which are experiencing growing profitability, but with respect to which we recently have purchased noncontrolling interests). In December 2009, we repurchased for $2.2 million a portion of the noncontrolling interests in MEM representing 2.5% of the total outstanding ownership of MEM. Additionally, in March 2010, we acquired noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% currently. All things being equal, these reduced outstanding noncontrolling interests in our MEM majority-owned subsidiaries can be expected to reduce our net income attributable to noncontrolling interests in the future. Lastly, we purchased all of the noncontrolling interests held by management team members in our Investments in Previously Charged-off Receivables segment in the three-month period ended March 31, 2010; all things being equal, this purchase also can be expected to reduce our net income attributable to noncontrolling interests in the future. Notwithstanding our trending and general expectations in the future of net income attributable to noncontrolling interests (albeit at lower amounts reflecting their reduced interests as noted above), we experienced net losses attributable to noncontrolling interests for the three months ended September 30, 2010 due to losses experienced within our Credit Cards segment majority-owned subsidiaries.

Income taxes. Our overall effective tax rates (computed considering results for both continuing and discontinued operations before income taxes in the aggregate) were 31.2% and -2.5% for three and nine months ended September 30, 2010, respectively, compared to 1.2% and 20.1% for the three and nine months ended September 30, 2009, respectively.  The variations in our effective tax rates between these periods are substantially related to (1)  fluctuations in our pre-tax earnings and losses, (2)  the U.K. tax expense exceeding the recognized tax benefits on our U.S. losses, after valuation allowances and (3)  interest accruals (net of releases) on our unrecognized tax benefits.  The effects of changes in valuation allowances provided against income statement-oriented U.S. federal, foreign and state deferred tax assets were increases of $5.2 million and $23.2 million in valuation allowances, respectively, during the three and nine months ended September 30, 2010, versus corresponding increases of $85.1 million and $95.8 million in valuation allowances during the three and nine months ended September 30, 2009, respectively.

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

Additionally, we solicit accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offerings’ open credit card accounts currently represent 2.1% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

Prior to accounting rules changes requiring consolidation of our formerly off-balance-sheet credit card receivables securitization trusts effective January 1, 2010, substantially all of our credit card receivables were securitized through off-balance-sheet securitizations. In these securitizations, we sold the receivables to trusts, and generally recognized gains on such sales that we referred to as a securitization gains. Because we sold these receivables in accordance with applicable accounting standards in effect at the time, we removed them from our consolidated balance sheets. We recorded the operating activities associated with our securitized credit card receivables in the fees and related income on securitized earning assets category in our consolidated statements of operations (a category which is no longer applicable after 2009). The sub-categories of income on these securitized receivables included:  (1) the securitization gains; (2) income from (and more recently, loss on) retained interests in credit card receivables securitized, which generally included finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which included activation fees, returned-check fees, cash advance fees and other fees. We recorded fee charge offs for securitized receivables as an offset to their related revenues, and we accounted for net principal charge offs as an offset in determining income from (and more recently, loss on) retained interests in credit card receivables securitized.

During any periods (including all post-2009 periods) in which we hold credit card receivables on our consolidated balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within our provision for losses on loans and fees receivable on our consolidated statements of operations. Additionally, because we currently report our formerly securitized credit card receivables at fair value in our consolidated financial statements, we show the effects of fair value changes as a component of fees and related income on earning assets in our consolidated statements of operations.

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

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2010			2009				2008
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec 31.
Period-end managed receivables	$913,707	$1,052,977	$1,259,687	$1,523,105	$1,751,037	$2,049,503	$2,299,925	$2,714,375
Period-end managed accounts (1)	696	754	916	1,096	1,290	1,542	1,851	2,202
Percent 30 or more days past due	18.0%	19.3%	20.2%	22.5%	21.0%	20.5%	23.3%	23.8%
Percent 60 or more days past due	14.0%	14.5%	16.0%	17.1%	15.8%	15.7%	18.7%	17.4%
Percent 90 or more days past due	10.4%	10.3%	12.5%	12.1%	11.1%	11.6%	14.6%	12.7%

Average managed receivables	$984,259	$1,146,358	$1,396,628	$1,633,455	$1,916,291	$2,190,561	$2,530,390	$2,903,953
Combined gross charge-off ratio	37.1%	47.8%	42.8%	42.7%	45.9%	54.4%	52.6%	33.9%
Net charge-off ratio	29.6%	37.2%	34.8%	33.5%	30.0%	29.7%	20.7%	14.8%
Adjusted charge-off ratio	29.2%	36.8%	34.5%	33.0%	29.5%	29.2%	20.2%	14.2%
Total yield ratio	31.9%	27.6%	29.4%	30.5%	55.7%	34.0%	36.2%	46.4%
Gross yield ratio	20.4%	20.6%	21.2%	22.1%	21.5%	20.6%	22.0%	25.3%
Net interest margin	13.1%	11.3%	14.9%	14.0%	14.7%	11.7%	3.7%	13.6%
Other income ratio	8.9%	3.6%	4.7%	5.9%	22.7%	(4.8)%	(1.9)%	9.8%
Operating ratio	9.2%	12.0%	11.2%	16.8%	11.4%	10.2%	9.3%	8.6%

(1)	We have restated period-end managed account balances relative to those included in prior Report filings to exclude all zero-balance accounts.

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

Our lower-tier credit card receivables typically experience substantially higher delinquency rates and charge-off levels than those of our other originated and purchased portfolios. Our delinquency statistics recently have benefited from a mix change whereby disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

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

We do note, however, that our fall 2008 credit line reductions and account closures certainly did not account for all of the increase in delinquencies at December 31, 2008 and all of the elevated quarter-end delinquency levels that we experienced throughout 2009. We saw a significant downward shift in payments rates generally beginning in November 2008, and our delinquency statistics reflect this and the effects of continued economic weakness and increasing unemployment rates on the ability of our cardholders to make their required minimum payments. Higher delinquencies, in particular, at December 31, 2008 and March 31, 2009 translated into higher charge-off rates in the first two quarters of 2009.

Now that the largest wave of account reduction and account closure-related charge offs has cycled through, we ordinarily would expect to begin to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our 2010 delinquency statistics relative to 2009 statistics and is consistent with our expectations for the next few quarters. While improvements in our charge-off ratios generally can be expected to lag delinquency improvements, we do note the significant year-over-year reduction in our combined gross charge-off ratios in all 2010 quarters relative to 2009 quarterly levels—a trend that we expect to continue to see into the future.

Lastly, notwithstanding the favorable year-over-year delinquency trends and expectations noted above, it is possible that we could experience further deterioration in payment rates and higher delinquencies and charge offs in the future even with a stable or improving overall economic landscape within our U.S. and U.K. credit card markets. Because we now receive only servicing compensation cash flows from our credit card structured financing facilities given their early or other amortizing status, the liquidity challenges within our Credit Cards segment associated with such reduced cash inflows to us may cause us to further reduce our servicing personnel and costs, thereby reducing the effectiveness of our collection efforts.

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

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these receivables relative to all of our other outstanding credit card receivables, all things being equal, we would expect reduced charge-off ratios.  As previously mentioned, however, recent credit line reduction and account closure actions and the effects of continued economic weakness and increasing unemployment rates resulted in higher quarterly charge-off ratios in 2009 than in comparable 2008 quarters. The trend of higher year-over-year quarterly combined gross charge-off levels has reversed in 2010 as the impact of account closure actions is largely complete. This trend is muted to some degree, however, for our net charge-off ratio and our adjusted charge-off ratio (as discussed in more detail below) simply due to a change in the mix of our charge offs toward a higher relative level of principal charge offs versus finance and fee charge offs.

Combined gross charge-off ratio. The elevated combined gross charge-off ratios experienced throughout 2009 are largely attributable to (1) credit line reduction and account closure actions undertaken in the fall of 2008, which resulted in an acceleration of charge offs, and (2) the significantly adverse effects of economic weakness and increasing unemployment rates in 2009. Our combined gross charge-off ratio, which began to fall in the second half of 2009, generally is expected to continue trending downward both on a year-over-year comparison basis and in terms of the actual ratio for the foreseeable future. The elevated second quarter 2010 combined gross charge-off ratio relative to the first quarter of 2010 reflects both typical seasonal factors, as well as some effects of our transition of certain collection responsibilities to our outsourcing partners in the second quarter of 2010.  As was expected, this ratio fell in the third quarter of 2010 as the transition of our collection efforts is now complete.  As referenced above, we expect continued lower combined gross charge-off ratios in future periods when compared to those experienced in the past several quarters as most of our account actions and collection transitions are now complete.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Variations in the rates of growth or decline in the net charge-off ratio relative to those of our combined gross charge-off ratio can be caused by (1) the relative volumes of principal versus fee credits provided to customers associated with settlement programs and payment incentive programs—such credits being treated as charge offs in our various managed receivables statistics and (2) the relative percentage of our charge offs within our lower-tier credit card portfolio (for which fee charge offs relative to principal charge offs are much greater than with our other originated and purchased portfolios). The trending increase in our net charge-off ratios reflects both of these factors, which have caused a mix change toward a greater percentage of our charge offs being comprised of principal as opposed to finance and fee charge offs. See our net interest margin and other income ratio discussions for further discussion of the relative volumes of principal versus fee credits provided to customers on settlement programs.  Notwithstanding the aforementioned mix change, the significant decline in our third quarter of 2010 of net charge-off ratio corresponds with the significant drop in our combined gross charge-off ratio in that quarter. Moreover, with the completion of the aforementioned account actions and collection outsourcing efforts and given a somewhat more stable economic environment, we expect a generally trending decline in our net charge-off ratio for the next several quarters (with such generally trending declines closely correlating with expected declines in our combined gross charge-off ratio).

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

Our total and gross yield ratios also have been adversely affected over the past several quarters by our 2007 U.K. Portfolio acquisition. Its total and gross yields are below average as compared to our other portfolios, and the rate of decline in receivables in this portfolio has lagged behind the rate of decline in receivables in our other portfolios, thus continuing to suppress our yield ratios.

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

Notwithstanding the above factors causing trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the first, second and third quarters of 2010, the third quarter of 2009, and the fourth quarter of 2008 due to relatively significant gains associated with debt repurchases in those quarters, as detailed and quantified in the discussion of our other income ratio below.

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

Given our credit line reduction and account closure actions undertaken in the fall of 2008, we experienced further declines in our net interest margin for the first quarter of 2009 as reduced finance and late fee billings, coupled with an acceleration of charge offs, contributed to depress our net interest margin to historic lows. These effects were exacerbated by significant finance charge and fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates. Moreover, despite our more recent change in the mix of incentive payment credits such that more credits are being applied to finance charges and fees than to principal balances, we have experienced general improvements in our net interest margins relative to the first quarter of 2009. Our recent significantly higher allocation of incentive payment credits to finance charges and fees rather than to principal balances also has accounted for the trending increases in our net charge-off ratios and adjusted charge-off ratios in the last three quarters of 2009 and the first two quarters of 2010, notwithstanding generally trending decreases in our combined gross charge-off ratios over this same period.

Consistent with our experiences in past two quarters, we expect a relatively stable low-double-digit net interest margin for the foreseeable future.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a larger percentage, and to decrease as our lower-tier receivables become a smaller percentage, of our overall managed receivables. When underlying open accounts, these receivables generate significantly higher annual membership, over-limit, monthly maintenance and other fees than do our other portfolios. Consequently, the closure of credit card accounts and the mix change discussed above under which our lower-tier receivables comprise a much smaller percentage of our total receivables accounts in significant part for our low other income ratios.

Our credit line reduction and account closure actions undertaken in the fall of 2008 also served to depress our other income ratio in the first and second quarters of 2009 as our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables. These actions, coupled with the aforementioned fee credits issued in the first and second quarters of 2009 under incentive programs aimed at increasing payment rates, resulted in a negative other income ratio in the first and second quarters of 2009. Moreover, but for our recognition of a $114.0 million gain on our purchase and subsequent cancellation of notes issued by our originated portfolio master trust recognized in the third quarter of 2009, the same actions and fee credits would have resulted in a -1.1% other income ratio in the third quarter of 2009. Our other income ratio recovered somewhat in the fourth quarter of 2009 and the first quarter of 2010 and was positively impacted in the first quarter of 2010 by further repurchases of our convertible senior notes. As computed without regard to a $13.9 million gain related to these first quarter repurchases, our other income ratio would have been 0.7% in the three months ended March 31, 2010. Similarly, our second quarter 2010 other income ratio bears the effects of $8.8 million in gains on repurchases of our convertible senior notes and likewise would have been 0.5% as computed without these gains. Lastly, our third quarter 2010 other income ratio was skewed higher by two specific items—$5.7 million in gains on repurchases of our convertible senior notes and $12.1 million in gains on settlement of our CB&T litigation; absent these gains, our other income ratio would have been 1.7%. We expect a positive generally low single digit other income ratio for the foreseeable future unless we experience further gains associated with future debt repurchases, which could cause a significant increase in the ratio.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts throughout 2009 and 2010, our managed receivables levels typically have fallen at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we have experienced a trending increase in our operating ratio in 2009 and into 2010 relative to normalized 2008 levels. The significant increase in our operating ratio in the fourth quarter of 2009, however, is based on our determination that the residual interest associated with our U.K. Portfolio is permanently impaired and our commensurate realization within our consolidated statement of operations of a $26.1 million translation loss associated with this portfolio in the fourth quarter of 2009 (such amount which was previously included as an accumulated other comprehensive loss offset to total equity). Absent this charge, our operating ratio would have fallen to 10.4% for the quarter, largely due to modest legal cost reductions. Our first quarter 2010 operating ratio reflects the positive impacts of continued cost-cutting efforts which will continue to benefit our 2010 ratios. However, our second quarter 2010 was skewed higher due to $4.3 million in lease termination costs that we incurred in that quarter, and absent that item, our operating ratio would have been 10.5% in that quarter. In the third quarter of 2010, our 9.2% operating ratio reflects the completion of our outsourcing of collection efforts late in the second quarter of 2010—an initiative that is expected to help in controlling our operating ratio in future quarters as well. We expect a low-double-digit operating ratio for the next several quarters, despite the effect that net liquidations of our credit card receivables will have on the operating ratio given our fixed cost base.

Future Expectations

Because of our account closure actions and our expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to improve significantly from their current levels for the foreseeable future. There are significant continuing economic factors that are likely to adversely affect our future Credit Cards segment performance, including ongoing challenges to the U.S. and U.K. economies and continually high unemployment rates within both countries as the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Based largely, we believe, on sustained high unemployment and underemployment rates in the U.S., we have seen somewhat lower payment rates—the effects of which include yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows on our portfolios. It is also possible that ongoing litigation may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our operating ratios.

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

Investments in Previously Charged-Off Receivables Segment

For the three and nine months ended September 30, 2010 and 2009, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Unrecovered balance at beginning of period	$33,297	$59,271	$29,669	$47,676
Acquisitions of defaulted accounts	5,839	8,776	22,409	40,427
Cash collections	(17,158)	(54,668)	(45,858)	(82,889)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our condensed consolidated statements of operations)	8,676	16,475	24,434	24,640
Unrecovered balance at end of period	$30,654	$29,854	$30,654	$29,854
Estimated remaining collections (“ERC”) (1)	$98,829	$86,946	$98,829	$86,946

(1)	We anticipate collecting 44.7% of the ERC of the existing accounts over the next 12 months, with the balance to be collected thereafter.

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we charge as an operating expense without any offsetting income amounts.

Previously charged-off receivables held as of September 30, 2010 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards segment discussion above). At September 30, 2010, $10.4 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.

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

With settlement of the Encore dispute and its commitment under the settlement terms to resume placements of balance transfer program volumes to us, we expect improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. Beyond the committed Encore placement volumes under the program, we also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties. We also note that we began exploring a balance transfer program in the U.K. in the second quarter of 2008; this program has generated modest revenues thus far and although we expected it to grow more rapidly, its results are not anticipated to be material in 2010.  We also caution, however, that future U.S. and U.K. growth plans and results for our balance transfer program are contingent on the willingness and ability of our third-party issuing bank partners to continue issuing credit cards under the program; any disruption in these relationships could cause us to have to slow down or discontinue our growth efforts.

The primary factor affecting comparisons of our cost recovery method income between the three and nine months ended September 30, 2009 and 2010 are the effects of the now-terminated forward flow agreement with Encore, the disputes under which depressed income during the nine months ended September 30, 2009 prior to our favorable settlement of these disputes in the three months ended September 30, 2009.

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

Micro-Loan Businesses

Our micro-loan businesses principally consist of marketing, servicing and/or originating small-balance, short-term loans (generally less than $500 or the equivalent thereof in the British pound for pound-denominated loans for less than 30 days) through a network of 307 retail branch locations in the U.S. and via the Internet in both the U.S. and the U.K.  Operations through our retail branch locations are referred to as our “Retail Micro-Loans” segment, while our micro-loans made through the Internet are referred to as our “Internet Micro-Loans” segment.

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

In states where permissible by law, we may offer alternative products to micro-loan customers as well as to customers who do not obtain micro-loans from us. Product and service offerings include check cashing and state installment loans, as well as services offered by independent third parties through contractual agreements with us. These third-party products and services include tax preparation services, money order and wire transfer services and bill payment services.

Our deferred presentment service businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations or new or more restrictive laws or regulations, or interpretations thereof, will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.  For example in the states of South Carolina and Kentucky, new laws have been enacted to require the use of a database to limit consumers to one outstanding micro-loan. This caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us and were forced to choose and utilize the services of only one micro-loan provider. A similar database requirement is planned for January 1, 2011 in the state of Wisconsin.  Moreover, we continue to face regulatory challenges in the state of Ohio. Although the effects of the South Carolina and Kentucky database requirements have resulted in some contractions in our outstanding micro-loan receivables and earnings thereon that have not been material to our consolidated financial statements and although we believe we may be able to implement alternative business and lending models that will allow our continued profitable operations in Ohio for the foreseeable future, we cannot assure any particular outcomes. Additionally, we do not yet know the potential future effects on our business, prospects, results of operations or financial condition that the July 2010 enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Protection Agency with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects, if any, may not be known for several months or years.

During the second quarter of 2009, we elected to close all our Arkansas locations due to an increasingly negative regulatory environment in that state.  We have included our Arkansas results in the discontinued operations category in our consolidated statements of operations for all periods presented.

During both the nine months ended September 30, 2010 and 2009, we closed seven locations (other than those closed as part of our discontinued operations) and did not open any new locations. Included in store closures for the nine months ended September 30, 2009 are all of our storefront locations associated with our U.K. storefront operations.  Currently, we are not planning to significantly expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

A roll-forward of our Retail Micro-Loans segment locations follows:

	For the Nine Months Ended September 30,
	2010	2009
Beginning number of locations included in continuing operations	314	350
Closed locations	(7)	(7)
Locations classified as discontinued operations (1)	—	(27)
Ending number of locations included in continuing operations	307	316
(1)	Reflects stores located in the state of Arkansas.

Our Retail Micro-Loans segment marketed and originated $111.2 million and $313.3 million in micro-loans during the three and nine months ended September 30, 2010, respectively, which resulted in revenue of $18.5 million and $53.8 million, respectively, during those periods; this compares with $116.6 million and $309.6 million in micro-loans generated during the three and nine months ended September 30, 2009, respectively, which produced revenue of $19.4 million and $52.6 million, respectively, during those periods.

Summary financial data for this segment (dollars in thousands) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$18,490	$19,393	$53,756	$52,635
Income (loss) from continuing operations before income taxes	$2,789	$4,369	$6,606	$(13,258)
Loss on discontinued operations before income taxes	$—	$—	$—	$(6,599)
Period-end loans and fees receivable, gross	$40,291	$37,350	$40,291	$37,350

The above table illustrates the effects of new South Carolina and Kentucky database requirements on loans and fees receivable levels, total revenues and profitability in the three months ended September 30, 2010. Notwithstanding the adverse effects of these requirements and similar new requirements in Wisconsin effective January 1, 2011, we expect our positive trending charge-off data to continue, and we expect to be able to rebuild our loans and fees receivable levels in the new database states at a modest pace over the next several quarters, thereby permitting us to realize quarterly total revenues and profitability at similar levels relative to comparable prior years’ quarters.

The above-disclosed pre-tax loss on discontinued operations reflects losses during the nine months ended September 30, 2009 associated with our Arkansas storefronts due to our second quarter 2009 decision to discontinue our Arkansas operations due to an increasingly negative regulatory environment within that state.

The following table presents additional financial, operating and statistical metrics (dollars per store in thousands) for the continuing operations of our Retail Micro-Loans segment for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,
Per store (based on weighted average 310 and 317 storefronts open during the three months ended September 30, 2010 and 2009, respectively):	2010		2009		Income Increase (Decrease)
	Dollars	% Revenue	Dollars	% Revenue	Dollars	%
Revenue	$60	100.0%	$61	100.0%	$(1)	(1.6)%
Direct expense
Salaries and benefits	15	25.0%	15	24.6%	—	—%
Provision for losses on loans and fees receivable	9	15.0%	8	13.1%	(1)	(12.5)%
Occupancy	8	13.3%	7	11.5%	(1)	(14.3)%
Depreciation	1	1.7%	1	1.6%	—	—%
Advertising	4	6.7%	3	4.9%	(1)	(33.3)%
Other	5	8.3%	4	6.6%	(1)	(25.0)%
Total direct expense	42	70.0%	38	62.3%	(4)	(10.5)%
Contribution margin	$18	30.0%	$23	37.7%	$(5)	(21.7)%

	For the Nine Months Ended September 30,
Per store (based on weighted average 312 and 318 storefronts open during the nine months ended September 30, 2010 and 2009, respectively):	2010		2009		Income Increase (Decrease)
	Dollars	% Revenue	Dollars	% Revenue	Dollars	%
Revenue	$172	100.0%	$165	100.0%	$7	4.2%
Direct expense
Salaries and benefits	46	26.7%	44	26.7%	(2)	(4.5)%
Provision for losses on loans and fees receivable	26	15.1%	22	13.3%	(4)	(18.2)%
Occupancy	23	13.4%	23	13.9%	—	—%
Depreciation	3	1.7%	4	2.4%	1	25.0%
Advertising	11	6.4%	7	4.3%	(4)	(57.1)%
Other	13	7.6%	11	6.7%	(2)	(18.2)%
Total direct expense	122	70.9%	111	67.3%	(11)	(9.9)%
Contribution margin	$50	29.1%	$54	32.7%	$(4)	(7.4)%

Revenue per store location decreased for the three months ended September 30, 2010 relative to the corresponding 2009 period primarily due to reductions in per store revenues in South Carolina and Kentucky where the implementation of database requirements has depressed our 2010 revenue-per-store metrics. These requirements have depressed receivables levels (and accordingly revenues per store) in these states, and we do not currently anticipate a return to pre-database-requirement receivables levels in these states for at least the next few quarters.  Additionally, the implementation of our new underwriting methodology which has reduced the gross number of loans that we issue per store also contributed to lower revenue numbers in all store locations.  Offsetting these reductions were continuing improvements in the state of Ohio. Late in 2008 and throughout 2009, we overcame 2008 legislative actions that had prohibited the issuance of traditional cash advance micro-loans under a fee structure necessary to maintain acceptable profits, and we re-established our footprint in the state of Ohio by offering an alternative product under the Ohio Mortgage Loan Act. Our overall revenue per store improvements for the nine months ended September 30, 2010 also were due in part to our closure of our unprofitable U.K. storefronts in the first quarter of 2009.

    Most expenses per store categories have trended slightly higher year over year due in part to our modest number of store closings (excluding those associated with discontinued operations).  We experienced slightly higher advertising expense due primarily to increased costs associated with retaining customers in South Carolina and Kentucky as these states implemented new database requirements.  In tandem with the above-noted effects of the South Carolina and Kentucky database requirements on revenue per store statistics in those states, these higher advertising costs have contributed to a decreased overall contribution margin per store.  Absent aggressive store openings or closures and further increased costs associated with retaining customers in Wisconsin with implementation of its new database requirement on January 1, 2011, we expect for costs to continue at similar levels to our current levels, while revenues per store are expected to climb modestly as we continue to revise and enhance our underwriting methodology.

Internet Micro-Loans Segment

    We began our Internet Micro-Loans segment operations in April 2007, when we acquired 95% of the outstanding shares of MEM (or “Month End Money”), a leading provider in the U.K. of Internet-based, short-term, micro-loans, for £11.6 million ($22.9 million) in cash from which we recorded goodwill of £11.0 million ($21.7 million). Under the original MEM purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended December 31, 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008.  The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a 22.5% continuing minority ownership interest in MEM.  Furthermore, in March 2010, we acquired noncontrolling interests representing 6% of MEM for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% currently.

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

We have historically funded the growth in MEM through additional capital investments; however, in November 2007, MEM entered into a financing agreement, which allowed it to borrow up to £6.5 million ($10.4 million at December 31, 2009 exchange rates) to finance its operations. This financing arrangement was repaid in full in December 2009 as the financing was no longer required to fund the operations of the business.

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

Our Internet Micro-Loans segment marketed and originated $104.5 million and $267.6 million in micro-loans during the three and nine months ended September 30, 2010, respectively, which resulted in revenue of $25.9 million and $66.0 million, respectively, during those periods; this compares with $76.4 million and $187.3 million in micro-loans generated during the three and nine months ended September 30, 2009, respectively, which produced revenue of $18.6 million and $45.5 million, respectively, during those periods.

Summary financial data (in thousands) for this segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$25,910	$18,636	$65,965	$45,528
Income from continuing operations before income taxes	$6,863	$3,248	$15,355	$11,579
Income from discontinued operations before income taxes	$—	$—	$—	$—
Period end loans and fees receivable, gross	$45,649	$30,290	$45,649	$30,290

We expect continued growth in our Internet Micro-Loans segment’s revenues and income for the foreseeable future.

Combined Financial, Operating and Statistical Data for Micro-Loan Businesses

Financial, operating and statistical metrics for our continuing combined micro-loan operations are detailed in the following table for the trailing eight quarters. As discussed elsewhere in this Report, continuing operations in these periods included our Retail Micro-Loans segment’s operations in nine states (Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin).

	At or for the Three Months Ended
	2010			2009				2008
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Number of customers served—all credit products	192,935	175,491	166,757	165,096	162,891	145,008	130,956	135,709
Number of cash advances originated	514,606	469,633	438,542	536,795	500,539	435,369	389,105	431,750
Aggregate principal amount of cash advances originated (in thousands)	$215,720	$188,814	$176,245	$208,390	$191,951	$162,642	$140,999	$155,898
Average amount of each cash advance originated	$419	$402	$402	$388	$383	$374	$362	$361
Aggregate Fee Amount (in thousands)	$41,207	$35,643	$33,205	$37,858	$35,464	$29,911	$25,554	$29,372
Average charge to customers for providing and processing a cash advance	$80	$76	$76	$71	$71	$69	$66	$68
Average duration of a cash advance (days)	25	24	24	23	22	22	21	21
Number of installment loans originated	9,156	5,053	3,872	6,344	4,911	4,323	3,233	4,123
Aggregate principal amount of installment loans originated (in thousands)	$4,621	$2,857	$2,102	$3,193	$2,093	$1,812	$1,435	$1,846
Average principal amount of each installment loan originated	$505	$565	$543	$503	$426	$419	$444	$448

The increase in cash advances originated when compared to the same period of the prior year is due to the significant growth experienced in our MEM operations, which increased cash advance originations by 38.3% period over period.  This increase in our MEM originations also helped to increase the average amount of each cash advance originated as our MEM operation generally advance larger loans (measured in U.S. dollars) to its customer base than our Retail Micro-Loans segment does. These MEM operation factors were partially offset, however, by the effects of new Retail Micro-Loans segment underwriting score tables and criteria implemented late in 2008. The implementation of these new underwriting score tables and criteria and their subsequent revisions have helped to reduce our credit losses, along with the desired reduction of cash advance sizes and the elimination of loans to many high-risk customers to whom we would have lent under prior criteria. While not directly relevant in our MEM operations, our Retail Micro-Loans segment will typically originate fewer cash advances during the first quarter of each year than in subsequent periods due to decreased demand for these loan products during tax refund season.  The impact of this can be seen throughout all the above metrics as first quarter data tend to lag behind that experienced in the fourth quarter.  Overall we expect to see continued modest growth within our MEM operations and results associated with our Retail Micro-Loan operations that are largely similar to those experienced in comparable prior years’ quarters.

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

Collectively, we currently serve 770 dealers through our Auto Finance segment in 37 states and the District of Columbia.

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2010			2009				2008
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$177,799	$206,435	$232,418	$262,775	$283,640	$307,978	$327,038	$349,212
Period-end managed accounts	35	38	38	40	41	42	43	45
Percent 30 or more days past due	12.2%	10.2%	11.6%	24.6%	19.8%	19.3%	18.1%	21.4%
Percent 60 or more days past due	4.8%	3.9%	6.6%	11.1%	9.0%	7.8%	8.0%	10.4%
Percent 90 or more days past due	1.8%	1.4%	4.2%	6.1%	4.7%	3.7%	4.6%	5.4%
Average managed receivables	$192,480	$220,416	$248,315	$272,664	$296,247	$318,961	$338,340	$361,696
Gross yield ratio	27.5%	25.2%	24.1%	25.6%	24.9%	24.1%	23.7%	24.8%
Adjusted charge-off ratio	18.1%	18.2%	17.0%	20.1%	14.5%	14.9%	12.0%	11.7%
Recovery percentage	3.1%	4.5%	2.4%	1.4%	1.0%	1.4%	1.5%	1.6%
Net interest margin	17.5%	10.3%	10.2%	10.5%	17.7%	16.8%	16.9%	17.5%
Other income ratio	(0.3)%	(0.8)%	(1.6)%	4.7%	5.0%	5.6%	9.7%	6.8%
Operating ratio	17.6%	16.1%	16.6%	21.0%	16.2%	18.3%	18.5%	21.4%

Retail sales	$1,072	$557	$2,556	$5,921	$9,300	$11,322	$18,299	$15,505
Retail units sold (excluding those sold to wholesale lots)	165	91	243	564	829	993	1,601	1,312
Average stores in operation	1	1	2	6	6	7	10	12
Period-end stores in operation	1	1	1	6	6	6	8	12

Managed receivables.  Period-end managed receivables have gradually declined since December 31, 2008 as we have curtailed purchasing and origination activities. As of September 30, 2010, only CAR and JRAS continue to purchase/originate loans—albeit at significantly reduced levels than those experienced in prior periods.  While we believe that purchases within the CAR platform will offset liquidations of previously existing receivables within that platform, we expect that net liquidations at ACC and JRAS will continue to overshadow the CAR additions for the foreseeable future.

Delinquencies.  In late 2009, we ceased origination efforts within the ACC platform and outsourced the collection on its portfolio of auto finance receivables.  As a result of this outsourcing, we saw an increase in charge offs during the first quarter of 2010 as collection practices were modified and delinquent accounts were charged off.  Additionally, we experienced heightened charge offs within our JRAS operations in the second quarter of 2010, in particular, given modification of our collection practices pursuant to our ongoing efforts to work with JRAS’s lender in connection with its forbearance agreement. As a result, delinquency data has improved throughout the nine months ending September 30, 2010 over that seen in prior periods.

Throughout 2009, increases in delinquencies were primarily due to generally worsening economic conditions as well as our shutdown of storefront locations associated with our JRAS operations which tended to increase charge offs. Given our Auto Finance segment’s improved underwriting, better use of technology and improved collections, management believes that the relatively modest 2009 degradation in delinquencies is meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases. Although our ACC and JRAS portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which generally have significantly lower delinquencies and charge offs, we expect to see delinquencies remain relatively constant relative to September 30, 2010 levels given that we do not expect the outsourced servicer of the ACC portfolio or our JRAS operations to undertake the same level of charge-off account management activities as they collectively undertook during the first two quarters of 2010, which have resulted in lower than typical delinquencies.  Notwithstanding the aforementioned improvements in our delinquency statistics, we expect recent purchases within our CAR operations to have delinquency rates at or below our historical delinquency averages.

Gross yield ratio, net interest margin and other income ratio. Notwithstanding the above-noted ACC and JRAS-related delinquency improvements, the effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins for the foreseeable future. Moreover, higher interest costs of an amortizing ACC debt facility into which we entered the fourth quarter of 2009 put significant additional pressure on our net interest margin in that quarter and in subsequent quarters and is expected to continue to adversely impact our net interest margin into the future, but at diminishing levels as we pay off the facility. Also impacting our fourth quarter 2009 net interest margin is the write off of the remaining deferred loan costs associated with a $23.3 million facility within our ACC operations that was repaid during November 2009.  Lastly, as our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields and relatively lower cost of funds that we achieve within our CAR operations are expected to result in incrementally higher gross yield ratios and net interest margins in future quarters.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. As such, the other income ratio has historically moved in relative tandem with the volume of auto sales. The spike in the other income ratio in the first quarter of 2009 reflects higher seasonal purchases of used cars during the tax refund season. The recent suspension of new inventory purchases and corresponding dramatic decline in sales has caused the significant reduction in our other income ratio in 2010, particularly given that we have sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Absent the resumption of new auto sales at meaningful levels, we expect for our other income ratio to continue to be depressed.

Adjusted charge-off ratio and recoveries.  We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio, therefore, reflects (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects, particularly in the fourth quarter of 2009 and in subsequent quarters, of the six 2009 and five 2010 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter of 2010, and (5) the initial impact on charge offs of JRAS’s modified collection practices as it works with its lender pursuant to a forbearance agreement with the lender. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally. As our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the lower charge offs that we experience within our CAR operations are expected to result in lower adjusted charge-off ratios in future quarters.

Operating ratio. The heightened fourth quarter 2008 operating ratio resulted from JRAS goodwill impairment charges during that quarter. Removing the additional $1.7 million of JRAS goodwill impairment charges during the fourth quarter of 2008 would result in an operating ratio of 19.5%. The operating ratio in the Auto Finance segment generally has declined throughout 2009 and into 2010 primarily due to continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. We do not, however, expect any significant change in our operating ratio for the foreseeable future.

Future Expectations

Given our expectation of contractions in our auto finance receivables over the coming quarters, as well as an anticipated mix change toward a greater percentage of our receivables being comprised of CAR receivables for which loan losses are less significant than for our other auto finance segment receivables (i.e., given CAR’s ability to put loans back to its dealers), we expect both absolute reductions in our allowance for uncollectible loans and fees receivable and reductions in the percentage of our allowance for uncollectible loans and fees receivable to total loans and fees receivable for the remainder of 2010. This expectation, however, is highly dependent upon an assumption that economic conditions do not worsen in 2010 in the geographic areas in which our customers reside. Despite the improved pricing power that we now possess within CAR as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Additionally, given our decision to close six of JRAS’s sites in 2009 and five more in 2010, we expect unit sales to continue to be below levels seen in recent prior periods.  Considering these factors and the high costs of our borrowings within ACC, we expect our Auto Finance segment to experience further GAAP losses in 2010.

Our CAR operations are performing well in the current environment (achieving consistent profitability, even with modest growth), and are expected to continue doing so for the foreseeable future. However, as we move forward into the future, our JRAS losses are expected to keep our Auto Finance segment from achieving profitability over the next few quarters; we note, however, that our risk of JRAS losses is isolated to its operations and subsidiaries, all of which could be shut down, if desired, with the risk to our consolidated total equity position as quantified in Note 10, “Convertible Senior Notes and Notes Payable,” to our condensed consolidated financial statements. Should we make any such decision in the future, after the initial effects of that decision on our consolidated total equity position, our Auto Finance segment would generate profits and free cash flows for use within all of our consolidated operations.

Liquidity, Funding and Capital Resources

We continue to see dislocation in the availability of liquidity as a result of the market disruptions that began in 2007.  This ongoing disruption has resulted in a decline in liquidity available to sub-prime market participants, including us, wider spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make, and a decrease in advance rates for those loans.

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

All of our Credit Card segment’s securitization facilities (as well as those of our Credit Card segment’s equity method investees) are expected to amortize down with collections on the receivables within their underlying securitization trusts with no bullet repayment requirements or refinancing risks to us. Additionally, our most significant Auto Finance segment facility is that which is secured by our ACC operation’s auto finance receivables; as of September 30, 2010, $64.8 million remained outstanding on this amortizing debt facility, the terms of which do not require any accelerated or bullet repayment obligation by or refinancing risks to us. As such, our only significant remaining asset-backed debt facilities that carry bullet repayment or refinancing risks are an $11.1 million debt facility secured by our JRAS subsidiaries’ auto finance receivables and a $50.0 million revolving debt facility (against which $33.5 million was drawn and outstanding at September 30, 2010) secured by our CAR operations’ auto finance receivables. Although the JRAS facility matured as scheduled in January 2010, we entered into a forbearance agreement with the lender effective through December 2010 under which we essentially operate as though the facility had not matured while we work to collect a gradually liquidating portfolio of JRAS receivables.  Our maximum exposure as a result of the JRAS facility expiration is $5.9 million of our consolidated total equity at September 30, 2010 that is represented by our net investment in JRAS auto receivables, and while we believe that the forbearance agreement will be extended, this result is not assured, and if the lender decides to subject this loan to immediate repayment in December 2010, we would be required to repay the outstanding loan balance in full or could be forced to surrender the loan and fee receivables serving as collateral for the loan. The $50.0 million CAR facility does not require any repayments until a 6-month amortization requirement begins in June 2011. Lastly, we note that we do not have any significant asset-based debt facilities within our Investments in Previously Charged-Off Receivables segment and that we have no outstanding debt facilities within our Retail Micro-Loans and Internet Micro-Loans segments.

As noted above, our risks of required bullet pay-off of asset-backed debt facilities or of having to refinance such facilities has substantially diminished over the last several quarters. Our continuing challenge within our Credit Cards segment, however, will be to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows under our amortizing credit card structured financing facilities. Furthermore, the values of our credit card receivables could prove insufficient to provide for any residual value that ultimately would be payable to us. In such a case, we could experience further impairments to the recorded value of our credit card receivables, although we note that the recorded value has been substantially written down already leaving significantly less opportunity for write-downs in the future.

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

At September 30, 2010, we had $88.3 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity. Details concerning our cash flows follow:

•
During the nine months ended September 30, 2010, we generated 294.3 million in cash flows from operations, compared to $361.7 million of cash flows from operations generated during the same period of 2009. The decrease was principally related to the $114.0 million securitization gain recognized in the three months ended September 30, 2009 as well as lower collections of credit card finance charge receivables in the nine months ended September 30, 2010 relative to the same period in 2009 given diminished receivables levels, offset, however, by (1) significant net tax refunds during the nine months ended September 30 2010 as contrasted with a small level of net tax payments during the nine months ended September 30, 2009, (2) increased finance and fee collections associated with our growing MEM operations and (3) the net liquidation of receivables associated with our JRAS operations.

•
During the nine months ended September 30, 2010, we generated $123.6 million of cash through our investing activities, compared to our use of $176.1 million of cash in investing activities during the same period of 2009. But for our investment of $75.0 million in marketable securities during the nine months ended September 30, 2010 ($19.3 million of which marketable securities investments subsequently have been redeemed), we would have generated $179.3 million in cash from investing activities in the nine months ended September 30, 2010. This change from the nine months ended September 30, 2009 reflects the account closure actions taken in 2008 and 2009, whereby we are no longer funding (or investing in) cardholder purchases within our Credit Cards segment like we were in earlier periods. Consistent with the current net liquidating status of our credit card and auto finance receivables, we expect future increases in net cash provided by investing activities over the next few quarters.

•
During the nine months ended September 30, 2010, we used $514.3 million of cash in financing activities, compared to our use of $144.8 million of cash in financing activities in the same period of 2009. The significant 2010 increase results in part from the inclusion within our 2010 financing activities of debt facilities that were off-balance-sheet debt facilities in 2009 prior to accounting rules changes requiring the consolidation of such debt facilities onto our condensed consolidated balance sheet effective January 1, 2010. In both nine-month periods ended September 30, 2010 and 2009, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable in 2010 and principally auto loans and fees receivable in 2009).  Also significantly increasing our cash used in financing activities in the nine months ended September 30, 2010 were our repurchases of:  $79.6 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $48.1 million and $5.7 million, respectively; 6% of the outstanding noncontrolling interests of MEM for £4.3 million ($6.6 million); and 12.2 million shares of our common stock for an aggregate cost of $85.3 million pursuant to the May 2010 closing of a tender offer for such shares.

We had no material unused draw capacity under our debt facilities as of September 30, 2010. As such, our $88.3 million of unrestricted cash on our condensed consolidated balance sheet (together with $55.7 million in liquid marketable securities that we hold) represents our maximum available liquidity at September 30, 2010. We continue to pursue a number of new financing facilities and liquidity sources. If such financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities to include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened in 2009 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $88.3 million in aggregate September 30, 2010 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $88.3 million in unrestricted cash balance.

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

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, (3) further dividends similar to the one on December 31, 2009, and (4) investments in certain non-financial assets or businesses. As of the date of this Report, and pursuant to a decision by our Board of Directors on August 5, 2010, we are authorized to repurchase 10,000,000 common shares under our share repurchase program, and this authorization extends through June 30, 2012.

Lastly, we note that beyond the two Auto Finance segment facilities that present refunding or refinancing risks to us as discussed above, the only remaining material refunding or refinancing risk to us does not arise until May 2012, at which time we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes issued in May 2005, of which $151.0 million in face amount were outstanding at September 30, 2010. In addition to any cash or other assets that we have on hand at such time to satisfy these potential conversions, we ultimately may rely on debt or equity issuances or possible exchange offerings, none of which are assured, to satisfy them. Moreover, as we noted previously, we continue to evaluate repurchases of this particular series of our convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital. As an example, pursuant to both negotiated transactions in the open market and the terms of two tender offers for the repurchase of one or both series of our convertible senior notes completed in March and May 2010, we repurchased an aggregate of $79.6 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $48.1 million and $5.7 million, respectively, during the nine months ended September 30, 2010, both such aggregate purchase price amounts being inclusive of transactions costs and accrued interest through the dates of our repurchases of the notes.

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

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, in our Annual Report on Form 10-K for the year ended December 31, 2009, we discuss the five areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees, and goodwill and identifiable intangible assets and impairment analyses) for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements as of December 31, 2009. Of these areas, the valuation of retained interests and non-consolidation of qualifying special purpose entities are the only areas that are no longer applicable in our condensed consolidated financial statements for the three and nine months ended September 30, 2010; because of accounting rules changes requiring the consolidation of our formerly off-balance-sheet securitization trusts effective January 1, 2010, we no longer carry retained interests in securitization trusts as an asset on our condensed consolidated balance sheet, but instead carry the trusts’ cash balances, credit card receivables and underlying structured financing notes directly within our condensed consolidated balance sheet. For the remaining areas (investments in previously charged-off receivables, allowance for uncollectible loans and fees, and goodwill and identifiable intangible assets and impairment analyses), we urge readers to review our Annual Report on Form 10-K for the year ended December 31, 2009.

With the consolidation of our formerly off-balance-sheet securitization trusts effective January 1, 2010, we would add fair value measurements for the credit card receivables and structured financing notes within our formerly off-balance-sheet securitization trusts as a new critical accounting estimate area. Certain estimates, such as credit losses, payment rates, servicing costs, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables and our notes payable associated with structured financings, all of which we report at fair value on our condensed consolidated balance sheet at September 30, 2010; these same estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our condensed consolidated statement of operations for the three and nine months ended September 30, 2010. We urge readers to review Note 9, “Fair Value of Assets and Liabilities,” to the condensed consolidated financial statements included in this Report for further discussion of our fair value measurements.

Related Party Transactions

As part of our May 2010 tender offer we purchased the following shares from our executive officers and members of our Board of Directors at $7 per share:
	Number of Shares	Total Price
Executive Officers
David G. Hanna, Chief Executive Officer and Chairman of the Board	4,074,427	$28,520,989
Richard R. House, Jr., President and Director	124,929	$874,503
Richard W. Gilbert, Chief Operating Officer and Vice Chairman of the Board	475,845	$3,330,915
J.Paul Whitehead, III, Chief Financial Officer	18,400	$128,800
Board Members
Frank J. Hanna, III	4,074,427	$28,520,989
Deal W. Hudson	5,394	$37,758
Mack F. Mattingly	12,581	$88,067
Thomas G. Rosencrants	15,650	$109,550

During 2008, two of our executive officers and a member of our Board of Directors separately purchased an aggregate $3.4 million (face amount) of our outstanding convertible senior notes.  The purchases were made at prevailing market prices from unrelated third parties.  In 2009 we repurchased $1.0 million and $2.0 million in face amount of the 3.625% Convertible Senior Notes Due 2025 and the 5.875% Convertible Senior Notes Due 2035, respectively, from Krishnakumar Srinivasan (former President of our Credit Cards segment). The purchase price of the notes totaled $1.0 million (including accrued interest) and resulted in an aggregate gain to us of $2.0 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).  In 2010, as part of our tender offer to repurchase both series of our convertible senior notes, we repurchased an additional $215,000 in face amount of the 3.625% Convertible Senior Notes Due 2025 from J.Paul Whitehead, III.  The purchase price of the notes totaled $108,000 (including accrued interest) and resulted in an aggregate gain to us of $82,000 (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchase).

Under a shareholders’ agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr., Richard W. Gilbert and certain trusts that were or are affiliates of the Hanna’s following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

 In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $22.89 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert, Richard R. House, Jr., J. Paul Whitehead III, Krishnakumar Srinivasan (former President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of September 30, 2010, the outstanding balance of the notes held by the partnership was £1.1 million ($1.7 million). The notes held by the partnership comprise 0.9% of the $185.6 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of September 30, 2010, our deposit with Urban Trust decreased to only $11,200, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

Forward-Looking Information

We make forward-looking statements throughout this Report, including statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions including account closures and modifications, changes in collection programs and practices (including outsourcing efforts), changes in the credit quality of our loans and fees receivable, changes in fair value of loans and fees receivable recorded at fair value, changes in fair value of notes payable associated with structured financings recorded at fair value, the impact of actions by the FDIC, the FTC and other regulators on us, growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet or television, our plans in the U.K., the impact of our U.K. portfolio of credit card receivables on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds or renew financing facilities, our income in equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

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

Our Cash Flows and Net Income Are Dependent Upon Payments from Our Loans and Fees Receivable and Other Credit Products

The collectibility of our loans and fees receivable is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which customers borrow funds from us.  Deterioration in these factors, which we have experienced over the past few years, adversely impacts our business.  In addition, to the extent we have over-estimated collectibility, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

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

Seasonal factors may result in fluctuations in our net income. Our quarterly income may fluctuate substantially as a result of seasonal consumer spending. In particular, our customers may borrow more during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables.

The timing and volume of originations with respect to our lower-tier credit card offerings causes significant fluctuations in quarterly income. Although we are not currently originating new credit card accounts, during periods in which we do, fluctuations in the timing or the volume of our originations of receivables cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the availability of funds.

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

We may be unable to obtain capital from third parties needed to fund our existing loans and fees receivable, lenders under our debt facilities may be unable or unwilling to meet their contractual commitments to provide us funding, or we may be forced to rely on more expensive funding sources than those that we have today. We need equity or debt capital to fund any portion of our loans and fees receivable against which lenders are unable or unwilling to advance or lend to us. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. These factors have been significant enough in the recent past that we have not been able to raise cash by issuing additional debt or equity or by selling a portion of our subordinated loans and fees receivable interests at acceptable pricing. As a result, like all participants in the sub-prime market place, we continue to operate under significant liquidity constraints.

Our growth is dependent on our ability to add new financing facilities. We finance our receivables in large part through financing facilities. Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, new financing generally has been unavailable to sub-prime lenders, and the financing that has been available has been on significantly less favorable terms. As a result, beginning in the third quarter of 2007, we significantly curtailed our marketing for new credit cards and currently are not issuing a significant number of new cards. Moreover, commencing in October 2008 we reduced credit lines and closed a significant number of accounts in response to the unavailability of financing and to reduce our risk exposure. These activities continued into 2009 and, as a result, substantially all of our credit cards are now closed to cardholder purchases. If additional financing facilities are not available in the future on terms we consider acceptable, we will not be able to grow our credit card business and it will continue to contract in size.

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

We substantially eliminated our marketing efforts and have aggressively reduced credit lines and closed credit card accounts. In addition, the general economy has been experiencing a significant downturn, which has significantly impacted not just the level of usage of our credit products by our customers but also levels of payments and delinquencies and other performance metrics. As a result, our business currently is contracting, and until market conditions reverse, we do not expect overall net growth in our credit card business.

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

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In June 2008, both of the regulators commenced actions against us and the FDIC commenced actions against two of the banks that historically issued cards on our behalf. We settled the actions against us in December 2008.

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

Increases in required minimum payment levels have impacted our business adversely. For some time, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issued credit cards on our behalf, we made a number of changes to our practices over the past several years, including our discontinuation of finance charges and fee billings on credit card accounts once they become 90 or more days delinquent, the reversal of fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization, and the modification of our minimum payment requirements in some cases to require a minimum payment equal to 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle. Based on our various changes to our practices in this area, only an insignificant portion of our U.S. credit card receivables experience negative amortization. The changes that we have made have adversely impacted and are likely in the future to adversely impact amounts collected from cardholders and therefore our reported fee income and delinquency and charge-off statistics. Additionally, should regulators require more rapid amortization of credit card account balances by banks, we could be required to may make further payment and fee-related changes that could adversely affect our financial position and future results of operations.

Adverse regulatory actions with respect to issuing banks have adversely impacted our business and could continue to do so in the future. Although we currently are not issuing new credit cards (other than a modest level of issuances through our Investments in Previously Charged-Off Receivables segment’s balance transfer program), historically our credit card operations have been entirely dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships would adversely affect our ability to grow our balance transfer program (and potentially the profitability of the program if issuing bank partners were to require account closures) within our Investments in Previously Charged-Off Receivables segment.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) will significantly affect the viability of certain of our prior (in particular our lower-tier) product offerings. Changes in the consumer protection laws could result in the following:

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

The micro-loans industry is highly regulated under state law. Changes in state laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of September 30, 2010, 36  states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of September 30, 2010, we operated in 8 of these 36 states under traditional enabling statutes, and we offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open storefronts in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Also, in 2009, the enabling statutes in both Kentucky and South Carolina were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have at a given time. Although our experience to date with the implementation of database requirements in Kentucky and South Carolina has not materially affected our business, it has caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us, and it has resulted in some contractions in our outstanding micro-loan receivables and earnings thereon. Moreover, any such new or modified legislation (like the Wisconsin database requirements that are scheduled to go into effect on January 1, 2011) could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2012 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new micro-loan products within the state.

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

The concentration of our micro-loan businesses’ revenues in certain geographic areas could adversely affect us. As of September 30, 2010, we operated retail storefronts in nine states.  Total revenues within Kentucky, Ohio, South Carolina and Wisconsin, our four largest states (measured by revenue), accounted for 33.6% of our micro-loans businesses’ revenue during the three months ended September 30, 2010. While we believe we have a diverse geographic presence within the U.S., for the near term we expect that significant micro-loan business revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during the three months ended September 30, 2010, Kentucky, Ohio, South Carolina and Wisconsin each accounted for more than 4.5% of our micro-loans businesses’ revenue, with Ohio accounting for 15.6% of our micro-loans businesses’ revenue during that period. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for losses on loans and fees receivable that could result in a deterioration of our financial condition. A regulatory change similar to the recent changes in Ohio, South Carolina and Kentucky (e.g., such as the planned database implementation in the State of Wisconsin), or an action by a state regulator similar to those in North Carolina, West Virginia and Arkansas, in any one of our larger states may have a material adverse effect on our business, prospects, results of operations or financial condition.

Moreover, our U.K. Internet-based micro-loan operations comprised 49.0% of our micro-loan businesses’ revenue during the nine months ended September 30, 2010; as such, a regulatory change in the U.K. to reduce the profitability of or otherwise limit or ban our product offerings in the U.K. could have a material adverse effect on our business, prospects, results of operations or financial condition.

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

Our micro-loan businesses’ provision for losses on loans and fees receivable may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.  In the three months ended September 30, 2010, our retail storefront operations deposited or presented an Automated Clearing House (“ACH”) authorization for 8.6% of all the customer checks we received and 71.2% of these deposited customer checks or ACH authorizations were returned unpaid or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total retail storefront charge offs in the nine months ended September 30, 2010 were $8.1 million. An increase in returned checks or rejected ACH authorizations would increase our provision for losses on loans and fees receivable and our allowance for uncollectible loans and fees receivable.

MEM, our U.K. Internet-based micro-loans business, uses an electronic debit card process to electronically charge our payments against the customers’ bank accounts for loan repayment and fees due. In the three months ended September 30, 2010, 6.8% of these electronically charged payments against our customers’ bank accounts were charged back or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or charge-back orders. If repayment is not made at the agreed upon repayment date, MEM will continually seek to contact the customer in order to collect the amount due. MEM either seeks full repayment or by agreement with the customer collects the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account will be passed to a third-party collection agency with an aim of maximizing recovery of the charged-off debt. Total U.K. charge-offs, net of recoveries, in the nine months ended September 30, 2010 were $16.0 million. An increase in charged-back or rejected electronic payments would increase our provision for losses on loans and fees receivable and our allowance for uncollectible loans and fees receivable.

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

Our micro-loan businesses are seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our micro-loan businesses are seasonal due to the impact of fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our provision for losses on loans and fees receivable is the lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service any potential future debt, pay any potential future dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Because we maintain a significant supply of cash in our storefronts, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers. Because our retail storefront business requires us to maintain a significant supply of cash in each of our storefronts, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, employee and third- party theft and errors may still occur. There was approximately $188,000 in cash shortages from employee and third-party theft and errors in the three months ended September 30, 2010 after factoring in recoveries, which tend to lag the actual period of theft or error. The extent of cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It also is possible that crimes such as armed robberies may be committed at our storefronts. We could be subject to legal claims or adverse publicity arising from such crimes. For example, we may be subject to legal claims if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our Automobile Lending Activities Involve Risks In Addition to Others Described Herein

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is extremely difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment, will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. We also may not be able to renew or replace our two remaining Auto Finance segment facilities that bear refunding or refinancing risks when they become due (one of which already has expired in the ordinary course but with respect to which the lender has not yet required repayment under a forbearance agreement that expires in December 2010), in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. In the event of certain defaults, we repossess automobiles and sell repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession have resulted in higher credit losses for us. Additionally, higher gasoline prices (like those experienced during 2008) tend to decrease the auction value of certain types of vehicles, such as SUVs.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of September 30, 2010, credit card portfolio acquisitions accounted for 38.5% of our total credit card managed receivables portfolio based on our ownership percentages.

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

We are party to substantial litigation. As more fully discussed above, we are defendants in a number of legal proceedings. This includes litigation with holders of our convertible senior notes concerning past and possible future distributions to our shareholders, including the proposed spin-off of our micro-loan businesses; and litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

Risks Relating to an Investment in Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the overall financing environment, which is critical to our value;

•	the operating and stock performance of our competitors and other sub-prime lenders;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in GAAP, laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our common stock and the share lending agreement.

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

ITEM 5.	OTHER INFORMATION

On November 5, 2010, our Compensation Committee approved a new compensation package for outside directors who are independent in accordance with the Nasdaq and SEC rules governing director independence (“Eligible Directors”). The new compensation package will become effective on January 1, 2011.  The new compensation package is the same as our current compensation package, except that the size of the annual restricted stock grant for each Eligible Director was adjusted to 11,000 shares.

The above description is qualified in its entirety by reference to the Outside Director Compensation Package, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit Holding Corporation’s SEC filings unless otherwise indicated:

10.1	Outside Director Compensation Package	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT HOLDINGS CORPORATION

November 5, 2010	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)