Form 10-K
period 2010-12-31
CompuCredit Holdings Corp
filed 2011-03-04
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2010

of

COMPUCREDIT HOLDINGS CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-53717

Five Concourse Parkway, Suite 400
Atlanta, Georgia 30328
(770) 828-2000

CompuCredit’s common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”).

CompuCredit (1) is required to file reports pursuant to Section 13 or Section 15(d) of the Act, (2) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and (3) has been subject to such filing requirements for the past 90 days.  CompuCredit is not yet required to file Interactive Data Files.

CompuCredit believes that during the 2010 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in CompuCredit’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

CompuCredit is a smaller reporting company and is not a shell company.

The aggregate market value of CompuCredit’s common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by nonaffiliates as of June 30, 2010 was $54.6 million. (For this purpose, directors and officers have been assumed to be affiliates, and we have excluded 2,252,388 loaned shares at June 30, 2010.)

As of February 25, 2011, 35,728,475 shares of common stock, no par value, of CompuCredit were outstanding. (This excludes 2,252,388 loaned shares at February 25, 2011.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CompuCredit’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions that we may take, changes in collection programs and practices, changes in the credit quality and fair value of our on-balance-sheet loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”) and other regulators on both us and banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet, our plans in the United Kingdom (“U.K.”), the impact of our U.K. portfolio of credit card receivables (the “U.K. Portfolio”) on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds or renew financing facilities, our results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in the other documents that we file with the SEC, including the following:

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the effect of the current adverse economic conditions on our revenues, loss rates and cash flows;

•	the uncertainties related to, and the impact of, the contemplated spin-off of our micro-loan businesses or contemplated sale of a portion thereof;

•	the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowances for uncollectible loans and fees receivable and estimates of loan losses;

•	the availability of adequate financing;

•	the possible impairment of assets;

•	our ability to reduce or eliminate overhead and other costs to lower levels consistent with the contraction of our loans and fees receivable and other income-producing assets;

•	our relationship with the banks that provide certain services that are needed to operate our business; and

•	theft and employee errors.

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

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit Holdings Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit Holdings Corporation and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Emblem®, Embrace®, Emerge®, Fanfare®, Imagine®, Majestic®, Monument®, Purpose®, Purpose Money®, Salute®, Tribute® and other trademarks and service marks in the United States (“U.S.”) and the U.K.

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

Pending Sale of U.K. Internet Micro-Loans Business

On December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in Month End Money (“MEM”), a leading provider in the U.K. of Internet-based, short-term micro-loans, to Dollar Financial Corp for $195.0 million. Our net pre-tax proceeds from the sale are estimated to be $160.0 million after the purchase of minority shares and other transaction-related expenditures. The transaction is subject to U.K. regulatory approval and a financing condition and is expected to close in April 2011. Throughout this Report, we have classified the net assets and liabilities of our MEM business operations as held for sale in our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations in all periods presented within our consolidated statements of operations..

Potential Spin-Off of Micro-Loan Businesses

On November 5, 2009, our Board of Directors authorized management to review and evaluate the merits of a proposal to spin-off our U.S. and U.K. micro-loan businesses into a separate, publicly traded company called Purpose Financial Holdings, Inc. (“Purpose Financial”). Subject to the outcome of the pending sale of MEM and further management review, evaluation, and recommendation, the Board will consider the merits of the proposal.  In connection with management’s review of the proposal to spin-off our U.S. and U.K. micro-loan businesses, Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments most recently on November 30, 2010.  The spin-off remains subject to a number of conditions, including, among others:

•	resolution of the pending MEM sale transaction in accordance with the aforementioned agreement to sell those operations;

•	a recommendation by our management to our Board of Directors to approve the spin-off;

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10 to be effective;

•
our and Purpose Financial’s receipt of any required permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the continued effectiveness of the private letter ruling that we received from the Internal Revenue Service that holds that the transaction qualifies as a tax-free spin-off;

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance;

•	the transfer of our micro-loan businesses, and the associated licenses and registrations relating to these businesses, to Purpose Financial;

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

The Board of Directors is contemplating the spin-off of Purpose Financial because it believes that separating the micro-loan businesses from us may be in our shareholders’ best interests.  This belief is based, in part, on the potential benefits that the spin-off is expected to provide, including:

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

General

A general discussion of the business of CompuCredit Holdings Corporation follows. For additional information about our business, including specific descriptions of how we market and segment customers and other operational items, please visit our website at www.compucredit.com. Information contained on our website is not incorporated by reference in this Report.

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. Historically, we have contracted with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards, and we have purchased the receivables relating to such credit card accounts on a daily basis. Today we manage the portfolios that we previously originated or acquired and are not currently offering new credit cards on a broad basis.

Our product and service offerings also include:  small-balance, short-term cash advance loans that typically are due on the customer’s next payday—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans made through our MEM operations that are classified as held for sale) for 30 days or less and to which we refer as “micro-loans;” installment loans, title loans, and other credit products; and money transfer, bill payment, and other financial services.  We market these loans and products through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin and over the Internet in the U.S. Similarly, our held-for-sale MEM operations market cash advance loans over the Internet in the U.K.

We also are servicing a portfolio of auto finance receivables that we previously originated through franchised and independent auto dealers and purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business.

Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from third parties, our equity method investees and us.

We reflect our business lines within five reportable segments by which we manage our business:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans. We

describe these segments below. (See, Note 4, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)  If we consummate the spin-off, we would expect to reduce our reportable segments to three:  Credit Cards; Investments in Previously Charged-Off Receivables; and Auto Finance. The following discussion is based on the five reportable segments as they were structured for the fiscal year ended December 31, 2010.

The most significant business changes or events during the year ended December 31, 2010 were:

•
Our adoption of new accounting pronouncements that resulted in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, we present cash and credit card receivables held by our securitization trusts and debt issued from those entities as assets and liabilities on our consolidated balance sheet as of December 31, 2010, and we adjusted our January 1, 2010 opening balance of total equity by $37.7 million to reflect the impact of our adoption of the new accounting rules;

•
Our March 2010 acquisition of noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of December 31, 2010;

•	Our outsourcing of portions of our U.S. credit card customer service and collections operations to better leverage our global infrastructure;

•
Reflecting our continued focus on cost-cutting, our May 2010 exercise of an option to terminate our lease obligation in one of the office buildings at the site of our headquarters operations—such exercise allowing us to pay $4.3 million in May 2011 to avoid an estimated $20.6 million of future operating lease, taxes and utilities payments through May 2022;

•	Our May 2010 repurchase pursuant to a tender offer of 12.2 million shares of our common stock at a purchase price of $7.00 per share for an aggregate cost of $85.3 million;

•
Our repurchases (both in open market transactions and pursuant to the terms of two separate tender offers) of an aggregate of $84.6 million in face amount of our 3.625% convertible senior notes due in 2025 for $52.1 million and an aggregate of $15.6 million in face amount of our 5.875% convertible senior notes due in 2035 for $5.7 million, both aggregate amounts being inclusive of transaction costs and accrued interest through the dates of our repurchases—such repurchases resulting in our recognition of $28.8 million in aggregate gains (net of the notes’ applicable share of deferred costs and debt discount, which were written off in connection with the purchases) during the year ended December 31, 2010;

•
Our September 2010 settlement of outstanding litigation with Columbus Bank & Trust (“CB&T”), which resulted in the recognition of $12.1 million in gain and is discussed further in Note 14, “Commitments and Contingencies,” to our consolidated financial statements;

•
Our recording of a $19.7 million goodwill impairment charge in the three months ended December 31, 2010 within our Retail Micro-Loans segment, which reflects contracting market comparables for this segment’s peer group; and

•
Our entering into an agreement on December 31, 2010 to sell our MEM U.K. Internet-based micro-loans business to Dollar Financial Corp for $195.0 million, (1) the net pre-tax proceeds from which are estimated to be $160.0 million after the purchase of minority shares and other transaction-related expenditures, (2) the estimated April 2011 completion of which is subject to the buyer obtaining U.K. regulatory approval and appropriate financing, and (3) the effect of which on our consolidated financial statements is our classification of our MEM operations as held for sale on our consolidated balance sheet as of December 31, 2010 and as discontinued operations on our consolidated statements of operations for all periods presented.

Credit Cards Segment. Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us and our equity-method investees. This segment includes the activities associated with substantially all of our credit card products. It also includes ancillary investment activities that are being undertaken by the management of our Credit Cards segment as it seeks to leverage its infrastructure into other credit products with similar characteristics to credit card lending and seeks to deploy underutilized management and other resources into other types of investments; these investments and activities currently are not material in nature or significance.

In prior periods in which we were marketing and maintaining open credit card accounts, we generally “securitized” our credit card receivables in order to obtain the most favorable financing terms and rates.  As we use the term “securitized” or derivations thereof in this Report, we refer to our historic process of obtaining structured financing against our credit card receivables in transactions that qualified for off-balance-sheet treatment. Currently, however, we have no credit card receivables that we account for as off-balance-sheet securitizations. In the fourth quarter of 2009, we de-securitized and re-consolidated a then-significant portfolio of lower-tier credit card receivables at their fair value as the outside investor in the securitization trust consented to our repayment of the securitization facility underlying the trust and thus we became the sole beneficiary in the trust.  Moreover, due to changes in accounting rules that required the consolidation of our previously off-balance-sheet securitized credit card receivables onto our balance sheet effective on January 1, 2010, we now report all of our investments in credit card receivables (and their associated underlying debt) at fair value on the face of our consolidated balance sheets and consolidated statements of operations.  (Our 2009 consolidated financial statements do, however, report certain credit card receivables in applicable periods as securitized in off-balance-sheet securitization trusts, our retained interests in which we present under the securitized earning assets caption on our December 31, 2009 consolidated balance sheet. Our fees and related income on these securitized earning assets on our consolidated statement of operations for the year ended December 31, 2009 include (1) securitization gains, (2) losses on retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees.)

Also reflected within our Credit Cards segment results are our share of losses from equity-method investees, servicing income, and gains on ancillary investments in others’ asset-backed securities. For 2010, we report servicing income from the credit card investments of our equity-method investees, and for 2009, we report servicing income from both the off-balance-sheet securitization trusts underlying our credit card investments and our equity-method investees.

During periods in which credit card receivables are reflected on our consolidated balance sheet (i.e., in periods on or after January 1, 2010 or in any periods in which they were not securitized prior to January 1, 2010), our consolidated statement of operations revenue categories most affected by delinquency and credit loss trends with respect to such on-balance-sheet receivables are the net interest income, fees and related income on non-securitized earnings assets category (which is net of fair value adjustments for credit card receivables reported at fair value and a provision for loan losses for credit card receivables reported at net realizable value).

In contrast, for all off-balance-sheet credit card receivables as so reported prior to January 1, 2010, the fees and related loss on securitized earning assets category is the exclusive consolidated statement of operations category that bears the effects of delinquency and credit loss trends with respect to such credit card receivables.

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

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets.  Largely in response to the problems in the sub-prime mortgage arena, beginning in 2008, investors generally were not interested in credit card backed securitizations.  Should the asset-backed lending market again provide funding on favorable terms, and should we conclude that the returns to us would meet our requirements, we again could begin originating significant levels of new credit card receivables in the U.S. (in addition to those currently generated through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). We continue, however, to plan for and conduct limited tests of credit card originations in the U.K. because we believe the U.K. regulatory environment to be more favorable than the U.S. toward possible credit card origination growth in the future.

In the current environment, wherein the only material cash flows we will receive within our Credit Cards segment are those associated with servicing compensation until our securitization facilities are fully repaid, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have had the effect of reducing our near-term potential for profitability. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can support with servicing compensation as its only cash inflow will not result in further impairments in the fair values of our credit card receivables; however, this outcome cannot be assured.

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities that would be reflected predominantly within our Credit Card segment:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses, and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as was done through a $23.9 million distribution paid on December 31, 2009 and the May 14, 2010 closing of a tender offer through which we paid $85.3 million to shareholders who tendered 12.2 million shares) or through the potential spin-off of our micro-loan businesses.  Additionally, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our Credit Cards segment expertise and infrastructure.

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

In 2005, our Investment in Previously Charged-off Receivables segment entered into a forward flow contract to sell previously charged-off receivables to a subsidiary of Encore Capital Group, Inc. (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which we refer, “Encore”). On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the contract (based upon then-outstanding allegations made by the FTC). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties proceeded to resolve these disputes through arbitration. Immediately prior to the arbitration panel hearing in the third quarter of 2009, we settled our outstanding disputes with Encore. The settlement resulted in the recognition of the remaining $21.2 million in deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net gain of $11.0 million which is reflected in our consolidated statements of operations for the year ended December 31, 2009.

With settlement of the Encore dispute and its commitment under the settlement terms to resume placements of balance transfer program volumes to us, we expect improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. We also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties. Moreover, we began exploring a balance transfer program in the U.K. in the second quarter of 2008, but this program has generated only modest revenues thus far, and although we expected it to grow more rapidly, its results are not anticipated to be material in 2011.  We also caution, however, that future U.S. and U.K. growth plans and results for our balance transfer program are contingent on the willingness and ability of our third-party issuing bank partners to continue issuing credit cards under the program; any disruption in these relationships could cause us to have to slow down or discontinue our balance transfer program growth efforts.

Even though the Encore settlement is now well behind us, we have not seen and for the foreseeable future do not expect our Investments in Previously Charged-Off Receivables segment to return to pre-dispute profitability levels. Encore is no longer contemporaneously purchasing the portfolios of previously charged-off receivables that this segment purchases from our Credit Cards segment.  As such, our Investments in Previously Charged-Off Receivables segment generally is holding such previously charged-off receivables on its balance sheet and collecting on them—thereby giving rise to expense and revenue timing mismatches under our required use of the cost recovery method of income recognition (i.e., whereby all collection and other costs currently are expensed and revenue is not recognized until our cost basis is completely recovered on each particular static pool of purchased previously charged-off receivables). Additionally, even if our Investments in Previously Charged-Off Receivables segment were to identify a contemporaneous buyer for its purchases of these previously charged-off receivables, it is likely that such a buyer would pay significantly less than Encore did. Under its fixed-price commitment, Encore was paying a price that was reflective of the high valuations being placed on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged-off paper is greater. Moreover, the volumes of previously charged-off receivables generated by our Credit Card segment has fallen significantly from the volumes that our Investments in Previously Charged-Off Receivables segment purchased prior to the beginning of the Encore dispute.

However, an increase in the availability of third-party charged-off paper created several opportunities to purchase portfolios in 2010. We have been able to complete several large purchases of previously charged-off receivables portfolios (particularly those related to Chapter 13 Bankruptcies) from third parties at attractive pricing.  More recently, the supply of charged-off paper has become more limited and is likely to lead to a more challenging purchasing environment in the near term.  Supplies of Chapter 13 Bankruptcy portfolios, however, continue to increase, and subject to liquidity constraints, we expect to increase our purchases of Chapter 13 Bankruptcy portfolios from third parties in the coming year.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services:  (1) small-balance, short-term cash advance loans that typically are due on the customer’s next payday—generally less than $500 for 30 days or less and to which we refer as “micro-loans;” (2) state installment loans, title loans, and other credit products; (3) money transfer, bill payment, and other financial services; and (4) services offered by independent third parties through contractual agreements with us. These third-party products and services include tax preparation services, money order and wire transfer services and bill payment services. These loans and products are marketed through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin. Our revenues in this segment primarily consist of fees and/or interest earned on our cash advance, installment loan and other credit products, as well as various transactional fees earned on our money transfer and other financial services. Our Retail Micro-Loans segment marketed, originated, invested in, and/or serviced $430.7 million in micro-loans during 2010, which resulted in 2010 revenue of $73.1 million and net loans and fees receivables of $34.7 million at December 31, 2010.

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

We also may charge and collect additional fees for loan originations, returned checks, late fees and other fees as allowed by governing laws and statutes. Currently, origination fees range from $15 to $30 dollars but are subject to change pursuant to changes in applicable laws. Fees for returned items declined due to non-sufficient funds (“NSF”) and closed accounts are typically set by state and range from $30 to $50, while late fees, which also vary by state, can be as high as $50.

Micro-loans are made to customers visiting our retail storefronts and completing the loan application process. Once the application is completed by the customer, the store personnel review the documents to ensure that the information provided is accurate and sufficient to make an informed underwriting decision.  Once approved by our underwriting model, the customer signs an agreement that outlines the micro-loan terms. The customer then provides a check or Automated Clearing House (“ACH”) authorization to cover the amount of the micro-loan plus any fees or interest associated with the micro-loan. By signing the micro-loan agreement, the customer agrees to return on the date specified, typically his/her pay date to “buy back” his/her check or revoke his/her ACH authorization, thus repaying the micro-loan including any fees or interest outstanding. Should the customer fail to return on the specified date, we may deposit his/her check or initiate the ACH previously authorized by the customer. In addition to the balance of the micro-loan and associated fees or interest, we also may seek to collect any applicable NSF and /or late fees accrued.

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

Our Retail Micro-Loans segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations, or interpretations thereof, or new or more restrictive laws or regulations will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.  For example, in the states of South Carolina and Kentucky, new laws have been enacted to require the use of a database to limit consumers to one outstanding micro-loan.  This caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us and were forced to choose and utilize the services of only one micro-loan provider. A similar database requirement took effect on January 1, 2011 in the state of Wisconsin.  Moreover, we continue to face regulatory challenges in the state of Ohio. Although the effects of the South Carolina and Kentucky database requirements have resulted in some contractions in our outstanding micro-loan receivables and earnings thereon that have not been material to our consolidated financial statements, and although we believe we may be able to implement alternative business and lending models that will allow our continued profitable operations in Ohio for the foreseeable future and do not expect material adverse effects as a result of the Wisconsin database requirements, we cannot assure any particular outcomes. Additionally, we do not yet know the potential future effects on our business, prospects, results of operations or financial condition that the July 2010 enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Financial Protection Bureau with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects, if any, may not be known for several months or years.

Over the years, we have exited a number of states because (generally due to regulatory constraints or pressures) our risk-adjusted returns expected in the states have not justified the ongoing required investment in the operations of those states. Most recently, during the second quarter of 2009, we elected to close all the remaining locations in Arkansas due to an increasingly negative regulatory environment.  We have included our Arkansas results in the discontinued operations category in our consolidated statements of operations for all periods presented.  In connection with our second quarter 2009 decision to discontinue our Arkansas retail micro-loan operations, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $3.5 million impairment loss that is reported within loss from discontinued operations in the year ended December 31, 2009. In connection with this reallocation, we performed a valuation analysis with respect to the remaining goodwill associated with our continuing Retail Micro-Loans segment operations based on internal projections of residual cash flows and existing market data supporting valuation prices of similar companies.  This analysis yielded an additional $20.0 million goodwill impairment charge associated with these continuing operations that is reflected within our consolidated statement of operations for the year ended December 31, 2009.  Further, upon our annual testing of goodwill valuations in 2010, it became apparent that market conditions (and peer group market comparables) could not support the current book value of our investment, thereby resulting in an impairment of the then-remaining $19.7 million of our Retail Micro-Loans segment goodwill balance.

During the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we focused on potential opportunities in the U.K.  To test market receptiveness for our products in the U.K. we opened four locations during 2006 and 2007.  Subsequently, capital requirements to continue these exploratory operations became excessive, and we decided to discontinue our efforts and closed these locations early in 2009.

We closed nine locations in each of 2010 and 2009 (exclusive of those closed as part of our Arkansas discontinued operations in 2009) and did not open any new locations.  Included in the 2009 store closures are all of our storefront locations associated with our U.K. storefront operations.  Currently, we are not planning to expand the number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

Internet Micro-Loans Segment.   Our Internet Micro-Loans segment currently is comprised of our MEM U.K.-based Internet, micro-loan operations that are classified as held for sale on our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations on our consolidated statements of operations and our U.S.-based Internet, micro-loan operations.

In April 2007, one of our then-majority-owned subsidiaries (in which we now hold a 100% interest) acquired 95% of the outstanding shares of MEM, a leading provider in the U.K. of Internet-based short-term micro-loans, for £11.6 million ($22.9 million) in cash from which we recorded goodwill of £11.0 million ($21.7 million).  Under the original purchase agreement of MEM, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a net 22.5% continuing minority ownership interest in MEM and a cash payment of £434,000 ($621,000), the aggregate value of which reflected the estimated fair value of the earn-out arrangement as of December 31, 2008.  Subsequently in March 2010, we acquired a portion of the sellers’ noncontrolling interests representing 6.0% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing aggregate outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% currently.

Using proprietary analytics to market, underwrite and manage loans to consumers in need of short-term financial assistance, MEM loans are made for a period of up to 40 days and are repayable in full on the customer’s next payday.  A typical customer is 22 to 35 years of age, has average net monthly income of £1,300, works in an office or skilled environment and borrows on average £280. In exchange for this service, we receive a fee, typically equal to 25% of the advance amount.

Internet micro-loans in the U.K. market are predominantly made by directing the customer to the MEM website generally through direct marketing. Once at the website, the customer completes an online application for a loan by providing his or her name, address, employment information, desired loan amount and bank account information.  This information is automatically screened for fraud and other indicators and based on this information an application is immediately approved or declined.  In some cases, additional information may be required from the applicant prior to making a loan decision.  Once a loan is approved, the customer agrees to the terms of the loan and the amount borrowed is directly deposited into a customer’s bank account. At the agreed-upon repayment date, the customer’s debit card is automatically charged for the full amount of the loan plus applicable fees. If repayment is not made at the agreed upon repayment date, MEM seeks to contact the customer in order to collect the amount due. We seek either full repayment or by agreement with the customer collect the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account is transferred to a third-party collection agency with an aim of maximizing recovery of the charged-off debt.

MEM is subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. MEM is directly licensed and regulated by the Office of Fair Trading (“OFT”).  MEM is governed by an extensive regulatory framework, including the following:  Consumer Credit Act; Data Protection Act; Privacy and Electronic Communications Regulations; Consumer Protection and Unfair Trading regulations; Financial Services (Distance Marketing) Regulations; Enterprise Act; Money Laundering Regulations and ASA adjudications. The aforementioned legislation imposes strict rules on the look and content of consumer contracts, how interest rates are calculated and stated, advertising in all forms, who we can contact and disclosures to consumers, among others. Regulators such as the OFT provide guidance on consumer credit practices including collections.  Regulators are constantly reviewing legislation and guidance in many areas of consumer credit. MEM is involved in discussions with the regulators via trade groups while keeping up to date with any regulatory changes and implementing them where and when required.

We recently expanded our MEM Internet micro-loan model to the U.S., although our U.S. operations are start-up and limited in nature and are not yet material to our consolidated results of operations. We intend to continue testing the U.S. Internet micro-loan platform, underwriting techniques and marketing approaches at a measured pace, and depending upon the results of this testing, we may significantly grow Internet-based, micro-loan cash advance lending within the U.S.

As previously noted, we entered into an agreement on December 31, 2010 to sell MEM to Dollar Financial Corp for $195.0 million. The net pre-tax proceeds from the sale are estimated to be $160.0 million after the purchase of minority shares and other transaction-related expenditures, and subject to the buyer obtaining U.K. regulatory approval and appropriate financing, we expect to complete the transaction in April 2011. Although we include some historical discussion of the MEM operations in this Report largely to give context to our discussion of our Internet Micro-Loans segment and our remaining U.S. Internet-based micro-loan operations, in light of our pending sale of MEM, its operations are classified as held for sale on our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations on our consolidated statements of operations for all periods presented.

Auto Finance Segment.  Our Auto Finance segment includes a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business.

We also owned substantially all of JRAS throughout 2010, a buy-here, pay-here dealer we acquired in 2007 and sold in February 2011. As of December 31, 2008, JRAS had twelve retail lots in four states. However, because the capital requirements to bring JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits at appropriate returns were more than we were willing to undertake, we began a series of lot closures and a reconfiguration of our business model that lasted through our sale of JRAS’s operations in February 2011. In the first quarter of 2009, we undertook steps to close four lots in two states, we closed an additional two lots in two states in the second quarter of 2009, and we closed all but one lot early in 2010. In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a December 31, 2010 carrying amount of $11.7 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a $9.4 million non-recourse loan to us (the partial proceeds of which we used to repay a prior lender), and we contracted with JRAS to service those receivables on our behalf. We do not expect any material gain or loss associated with the JRAS sales transaction.

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

    Collectively, we currently serve 725 dealers through our Auto Finance segment in 35 states and the District of Columbia.

    To summarize the current status of our Auto Finance segment:

•	Our CAR operations are performing well in the current environment (achieving consistent profitability and generating positive cash flows with very modest growth);

•
We sold our JRAS operations as of February 2011, but retained the auto finance receivables originated by JRAS under our ownership, such receivables to be gradually liquidated over time as they are either collected or charged off; and

•
We are experiencing diminishing levels of losses on our ACC auto finance receivables associated with certain charge offs of such receivables, and the cessation of our ACC origination and internal servicing activities, our pledge of ACC’s liquidating pool of auto finance receivables against non-recourse debt, and our turning of servicing responsibilities over to a third-party contractor have stemmed the need for us to deploy any material amounts of capital or liquidity in support of ACC activities.

How Do We Operate?

    Credit Cards Segment.  Historically, we have marketed unsecured general-purpose credit cards through our contractual relationships with third-party financial institutions. Under our issuing bank agreements, the issuing banks have owned the credit card accounts, and we have purchased receivables underlying the accounts.  Today we manage the portfolios that we previously originated or acquired and are not currently offering new credit cards on a broad basis except through our Investment in Previously Charged-Off Receivables segment’s balance transfer program, the post-card-issuance activities of which are reported within our Credit Card Segment.

    During periods in which credit card accounts are open (i.e., not closed to purchases like substantially all of our credit card accounts are currently), on a daily basis, we purchase the credit card receivables generated in the accounts originated by the banks issuing our credit cards. While we currently do not pledge or obtain any asset-based financing against the credit card receivables generated through our Investment in Previously Charged-Off Receivables segment’s balance transfer program, we have in the past obtained asset-backed funding against originated and acquired credit card receivables portfolios. Prior to changes in accounting rules effective on January 1, 2010, we had a practice of securitizing substantially all of the receivables generated each day under open credit card accounts by selling the receivables to off-balance-sheet securitization trusts. When we sold the receivables, we received cash proceeds and a retained interest in the applicable securitization trust. The cash proceeds we received from investors when we sold receivables in our securitizations were less than the cash we used to initially purchase the credit card receivables, and our retained interests in the securitization trusts were subordinate to the other investors’ interests. For post-2009 periods, during which all of our prior securitization trusts and their underlying receivables and notes payable have been consolidated into our consolidated financial statements, the terms of the securitization arrangements have not changed, just the accounting and descriptions in our consolidated financial statements have changed—recognizing this, we refer to our securitization arrangements in post-2009 periods as “structured financing” arrangements. Our interest in the structured financing arrangements continue to be subordinated to the interests of the note holders, and each of the series of notes issued by applicable trusts is recourse only to the specific pool of credit card receivables maintained in the trust (i.e., the notes of any particular trust are not recourse to another trust’s assets or any of our general corporate assets. The receivables transferred in these securitization or structured financing arrangements generate cash flows as cardholders remit payments, which include repayments of principal, interest and various fees on their accounts.

These payments are remitted to the applicable trusts that hold the receivables and issued the underlying debt and are then disbursed in accordance with the securitization or structured financing agreements. We have the right to receive all of the excess cash flows from the securitizations or structured financing, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees paid to us, credit losses and required amortization or other principal payments. In prior periods in which we received such excess cash flows, we used the cash proceeds that we received, as well as the proceeds from debt and equity issuances to help fund the generation of new receivables.

As noted, the above discussion focuses on the environment in which we were actively marketing new credit card accounts, credit card accounts were open to cardholder purchases, and we were funding these activities through the asset-backed securitization markets—an environment that does not exist today. As a result of the absence of favorable asset-backed financing, all of our credit card receivables structured financing arrangements currently are in amortization status—which for us means that the only cash flows we are receiving from the securitization trusts are compensation for our servicing efforts until such time, if any, that all of the non-recourse structured financing facilities underlying each securitization trust are completely repaid.

We also historically have acquired distressed and other portfolios of sub-prime credit card receivables. We typically have acquired these portfolios at a substantial discount due to the likelihood that a large percentage of the receivables will be charged off as the underlying debtors default. We use our credit models to predict the extent to which the underlying debtors will be able to repay us, which we factor into the price that we pay for a portfolio. Our profitability in these transactions hinges on whether the underlying debtors in the aggregate remit payments that exceed the price we paid for the portfolio. While portfolio acquisitions historically have been a significant component of our business and a significant source of profitability for us, we have not acquired a credit card receivables portfolio since 2007. We are, however, interested in and we continue to pursue portfolio acquisitions and servicing opportunities, although we cannot be certain that we will be successful in completing any such transactions.  See our consolidated financial statements included herein and our “Liquidity, Funding and Capital Resources” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further details on our structured financing arrangements.

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

Internet Micro-Loans Segment. Our Internet Micro-Loans segment operates through separate U.S. subsidiaries required to support our operations—the same holding true of our MEM U.K. Internet micro-loan operations that we classify as held for sale and accordingly as discontinued operations in this Report. Each of the operating subsidiaries has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of the other operating subsidiaries and on an arms’-length basis with other CompuCredit-related entities, has its own books and records and maintains its assets independently of the other CompuCredit-related entities except insofar as certain cash management and administrative functions that are or may be performed under administrative service contracts on a collective basis for the benefit of the operating subsidiaries. Each of these subsidiaries is operated as an independent entity in accordance with the laws of the jurisdiction of its formation.

Auto Finance Segment. Our CAR operations within our Auto Finance segment are licensed and/or authorized to acquire loans in the 35 states and the District of Columbia in which they presently operate. These operations acquire and service aged or newly originated receivables principally from buy-here, pay-here used car dealers. Acquired receivables are purchased at a discount to par, and typically have a remaining maturity of 20 to 30 months.

Prior to our sale of JRAS in February 2011, it sold vehicles to consumers and provided the underlying financing associated with the vehicle sales. It generally financed customer purchases for periods of time between 24 and 42 months, it approved credit and received payments in each storefront, and it retained all loans and the servicing rights and obligations for all of its sales contracts.

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

How Do We Obtain Our Customers?

Credit Cards Segment. As noted above, we have ceased offering new credit cards on a broad basis, other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program.  Historically, we have viewed our customers the same regardless of whether we acquire them through traditional marketing activities or via portfolio purchases. For our credit card lending activities, we believe we have developed an effective model for predicting the credit behavior of consumers who are classified by regulators as sub-prime credit risks, and this model works for credit card receivables generated through acquisition and through our other origination channels. We believe we can use this model to predict the credit behavior of these consumers with sub-prime-related products and asset classes other than credit cards. Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Our systems enable us to segment customers into narrower ranges within each FICO scoring range. The FICO scoring, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the U.S. consumer credit industry. The purpose of the FICO score is to rank consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO scoring ranges enables us to better evaluate credit risk and to price our products effectively. Within each FICO scoring range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors. During periods (unlike the current period) in which we are actively marketing credit card accounts, we focus our marketing programs (direct mail, telemarketing, Internet, etc.) on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risks. Our objective is to use our systems to evaluate credit risk more effectively than the use of FICO scores alone.

Our target marketing system is intended to provide the same competitive advantage when evaluating portfolios as when originating customers through marketing campaigns. We believe that our ability to evaluate credit risk within FICO scoring ranges enables us to determine a portfolio’s overall credit risk more accurately than many portfolio sellers and potential purchasers. This risk evaluation expertise is designed to enable us to avoid portfolio purchases in which the final discount does not accurately reflect the credit risk of the portfolio. Conversely, as we have done in the past, should portfolio acquisition opportunities arise for us in the future, we may bid more aggressively for portfolios in which the perceived credit risk, as reflected by the FICO scores, is significantly higher than our forecast of credit risk.

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

Internet Micro-Loans Segment.  Internet micro-loans are predominantly made by directing the customer to the applicable company website generally through direct marketing. Once at the website, the customer completes an online application for a loan by providing his or her name, address, employment information, desired loan amount and bank account information.  This information is automatically screened for fraud and other indicators and based on this information an application is immediately approved or declined.  In some cases, additional information may be required from the applicant prior to making a loan decision.  Once a loan is approved, the customer agrees to the terms of the loan and the amount borrowed is provided to the customer generally through a deposit to a customer’s bank account or directly onto a customer’s debit card.

Auto Finance Segment. Our CAR operations within this unit acquire existing retail installment contracts directly from buy-here, pay-here used car dealers and small finance companies. CAR also enters agreements to service retail installment contracts.

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

Our JRAS operations lent directly to the customers who purchased their used cars prior to our sale of these operations in February 2011.

What Other Services Do We Offer to Our Customers?

Credit Cards Segment. During periods in which credit card accounts are open to cardholder purchases, we offer several ancillary products and services to our cardholder customers, including memberships, insurance products, subscription services and debt waiver. These products and services are offered throughout our relationship with a customer, and we have several relationships with third-party providers of such products. We provide marketing support and a billing platform for these third-party products, and the third-party providers are fully responsible for the fulfillment of the products. Our responsibility is to ensure that enrollment and cancellation of the products purchased by our customers are properly processed and billed to the customers at the rates established.

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

How Do We Maintain the Accounts and Mitigate Our Risks?

Credit Cards Segment. We manage account activity using credit behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies historically included the management of transaction authorizations, account renewals, over-limit accounts, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.

For credit card accounts that are open to cardholder purchases (currently only those accounts arising through our Investment in Previously Charged-Off Receivables segment’s balance transfer program), we monitor authorizations, and we limit customer credit availability for transaction types we believe present higher risks, such as foreign transactions, cash advances, etc. We generally seek to manage credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments, and we periodically review accounts exhibiting favorable credit characteristics are for credit line increases. We also employ strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

Retail and Internet Micro-Loans.  In a practice that we believe to be unique within the retail micro-loans industry, we began in 2008 to apply risk-based scorecards developed from propriety risk models to customer lending relationships within our retail and U.S.-based Internet micro-loan operations (as well as our MEM U.K.-based Internet micro-loan operations that we classify as held for sale and accordingly as discontinued operations in this Report). Through employing these proprietary scorecards within these operations, along with efficiencies created within our collections practices, we have experienced significant reductions in delinquencies and charge offs relative to both our historical performance and other industry participants. While the use of these scorecards has reduced loan size and store revenues in certain cases, it has significantly improved our profitability per transaction.

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

CAR applies specific purchase guidelines based upon each product offering, and we establish delegated approval authorities to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts typically are verified for accuracy before, during and after the acquisition process. Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. Our CAR operations manage risk through diversifying their receivables among 725 active dealers.

For our JRAS operations that we sold in February 2011, credit quality and loss mitigation initially were dependent upon our obtaining a first lien in the auto that was being financed. As a result, for credit evaluation purposes, we considered a portion of these loans to be unsecured and evaluated the creditworthiness of the customers in that context. When a JRAS customer defaulted and JRAS repossessed the auto, JRAS generally resold the car to another customer.

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

For our Internet-based micro-loan products, a customer will sign an agreement acknowledging when a loan will be repaid (typically the customer’s next payday). On the agreed-upon repayment date, the customer’s bank account or debit card is automatically charged for the full amount of the loan plus applicable fees.  If repayment is not made at the agreed upon repayment date, we seek to contact the customer in order to collect the amount due. We seek either full repayment or by agreement with the customer collect the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account is transferred to a third-party collection agency with an aim of maximizing recovery of the charged-off debt.

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

Consumer and Debtor Protection Laws and Regulations

Credit Cards Segment. Our business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”),  the federal Wall Street Reform and Consumer Protection Act, the federal TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our products are designed for customers at the lower end of the FICO scoring range. To offset the higher loss rates among these customers, these products generally are priced higher than our other products. Because of the greater credit risks inherent in these customers and the higher prices that we have had to charge for these products, they, and the banks that have issued them on our behalf, are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates the lenders that have issued these products on our behalf) and the FTC, object to these products or how we have marketed them, then we could be required to modify or discontinue them. Over the past several years, we have modified both our products and how we have marketed them in response to comments from regulators. Also, in December 2008, we settled litigation associated with allegations that the FDIC and FTC had made about some of our credit card marketing practices.

Investments in Previously Charged-Off Receivables Segment. Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act, the U.S. Bankruptcy Code and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, establish specific regulations that debt collectors must follow when collecting consumer accounts and contain specific restrictions when communicating with customers, including the time, place and manner of the communications. In addition, some states require licensure prior to attempting collection efforts.

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

Federal Regulation - Although states provide the primary regulatory framework under which we offer cash advances within the U.S., certain federal laws also impact our business. Our products and services are subject to a variety of federal laws and regulations, such as the Wall Street Reform and Consumer Protection Act, the TILA, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994,the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”) and the regulations promulgated for each. Among other things, these laws (1) require disclosure of the principal terms of each transaction when a consumer loan or cash advance is advertised and when an account is opened, (2) prohibit misleading advertising, (3) protect against discriminatory lending practices and (4) proscribe unfair credit practices. The TILA and Regulation Z, adopted under the TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an APR. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Also, the Obama Administration agenda states that President Obama and Vice President Joseph Biden seek to extend a 36% APR limit to all consumer credit transactions. Any federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services likely would eliminate our ability to continue our current micro-loan operations in the U.S.  Moreover, we do not yet know the potential future effects that the recent enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Financial Protection Bureau with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects may not be known for several months or years. Such effects, however, could ultimately have a material adverse effect on our business, prospects, results of operations and financial condition.

State Regulation - Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. Thirty-six states had specific laws that permitted cash advances or a similar form of short-term consumer loans as of December 31, 2010. As of that date, we operated in 8 of these 36 states under traditional enabling statutes, and we offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct our retail storefront business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open storefronts in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

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

The states with laws that specifically regulate our products and services typically limit the principal amount of a cash advance or loan and set maximum fees and interest rates that customers may be charged. Some states also limit a customer’s ability to renew a cash advance and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for cash advances and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states restrict the advertising content of our marketing materials. Several state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which our businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements.  Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations , or interpretations thereof, or new or more restrictive laws or regulations will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as laws were introduced in 21 states. Also, in 2009, the enabling statutes in both Kentucky and South Carolina were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have outstanding at a given time. Although our implementation of the South Carolina and Kentucky database requirements caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us and were forced to choose and utilize the services of only one micro-loan provider, the effects of the South Carolina and Kentucky database requirements have not been material to our financial statements. Moreover, while we do not expect new Wisconsin database requirements (which commenced January 1, 2011) to be material to our financial statements, the Wisconsin requirements and any other new or modified legislation could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2012 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new loan products within the state.

Ohio is another example of how laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, prospects, results of operations and financial condition. In November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, we now offer a small loan product that is not as profitable as our former cash advance product.  Moreover, our small loan product offering is under regulatory review in Ohio, and while we believe we will be able to prevail against potential adverse actions by regulators in Ohio, future legislative changes or success by regulators in their efforts to shut-down micro-loans in Ohio could affect the viability of our small loan product offering, and there could be a material adverse effect on our business, prospects, results of operations and financial condition.

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

Additionally, state attorneys general and banking regulators are scrutinizing cash advances and other alternative financial products and services and taking actions that require us to modify, suspend or cease operations in their respective states. In 2006, our subsidiaries exited North Carolina and West Virginia in settlement of reviews by applicable state regulators and because they concluded that operations in those states would not provide acceptable long-term returns for the business.  In April 2009, the Arkansas Attorney General made a demand that our subsidiary VS Financial of Arkansas, LLC cease all consumer lending activity in the State of Arkansas.  While no official investigation was ever initiated, the prospects for continued disagreement with the Arkansas Attorney General and probable litigation caused our subsidiary to offer a voluntary cessation of all its Arkansas operations and a complete withdrawal of from the state.  In connection with our subsidiary’s withdrawal from Arkansas, it agreed to (1) cease making new loans in Arkansas, (2) cease all collection activity in Arkansas, and (3) not sell or otherwise transfer Arkansas loan accounts to third parties. In the second quarter of 2009, this subsidiary completed the process of closing 27 locations in Arkansas. Similar or additional actions could be taken against our industry in the future by other state attorneys general and banking regulators requiring us to suspend or cease operations in such jurisdictions and have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Foreign Regulation – Our MEM operations that we classify as held for sale and accordingly as discontinued operations in this Report are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. MEM is directly licensed and regulated by the OFT. MEM is governed by an extensive regulatory framework, with the key legislation as follows:  Consumer Credit Act, Data Protection Act; Privacy and Electronic Communications Regulations; Consumer Protection and Unfair Trading regulations; Financial Services (Distance Marketing) Regulations; Enterprise Act; Money Laundering Regulations and ASA adjudications. The aforementioned legislation imposes strict rules on the look and content of consumer contracts, how interest rates are calculated and stated, advertising in all forms, who we can contact and disclosures to consumers, among others. The regulators such as the OFT provide guidance on consumer credit practices including collections.  The OFT recently completed a review of what it perceives as “high cost credit,” which includes the sector in which MEM operates. The results of this review were released in the second quarter of 2010.  The regulators are constantly reviewing legislation and guidance in many areas of consumer credit. MEM is involved in discussions with the regulators via trade groups while keeping up to date with any regulatory changes and implementing them where and when required.

Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements. In addition, various state statutes limit the interest rates and fees that may be charged, limit the types of interest computations (e.g., interest bearing or pre-computed) and refunding processes that are permitted, prohibit discriminatory practices in extending credit, impose limitations on fees and other ancillary products and restrict the use of consumer credit reports and other account-related information. Many of the states in which this segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

Competition

Credit Cards Segment. We face substantial competition from other consumer lenders, the intensity of which varies depending upon economic and liquidity cycles. Our credit card business competes with national, regional and local bankcard issuers, other general-purpose credit card issuers and retail credit card issuers. Large credit card issuers, including but not limited to JP Morgan Chase, Bank of America, CitiBank, and Capital One, may compete with us for customers in a variety of ways, including but not limited to interest rates and fees. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have. In addition, most of our largest competitors are banks and do not have to rely on third parties to issue their credit cards. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. Customer loyalty is often limited in this area, and our competitors are continually introducing new strategies to attract customers and increase their market share via techniques such as advertising, target marketing, balance transfers and price competition (including the offering of lower interest rates and incentives). As such, we may lose entire accounts or account balances to competing credit card issuers.

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

We believe that our management’s experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios and managing collections coupled with our strategic alliances with third-party servicers give us a competitive advantage. However, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished.  As a result, we cannot be assured that we will be able to compete successfully against current or future competitors or that competition will not increase in the future. Because our Investments in Previously Charged-Off Receivables segment serves in some respects as a hedge for the sale of charged-off credit card receivables by our Credit Cards segment, the adverse effects of competition for our Investments in Previously Charged-Off Receivables segment typically would serve to benefit the operating results of our Credit Cards segment.

Retail and Internet Micro-Loans. Competition for our micro-loan operations originates from numerous sources. Our subsidiaries compete with traditional financial institutions (e.g., major banks such as Bank of America, JP Morgan or CitiBank) that offer similar products such as overdraft protection, cash advances and other personal loans, as well as with other micro-loan companies with both retail and Internet-based operations that offer substantially similar products and pricing models to ours. Key competitors, in addition to traditional financial institutions, include Cash America, Dollar Financial Corp, First Cash Financial Services and Advance America Cash Advance Centers, among others, some of whom have multiple store operations.   Internet-based micro-lenders include Cash Net, Wonga and Cash America, among others.

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

Auto Finance Segment. Competition within the auto finance sector is very widespread and fragmented. Our auto finance operations target a customer base and dealer profile that often times are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corporation, Westlake Financial, Mid-Atlantic Finance, General Motors Financial Company, Inc. (formerly AmeriCredit Corp.), Drive Financial and Western Funding Inc., America’s Car-Mart) and a large number of smaller, regional based private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Employees

As of December 31, 2010, we had 1,623 employees, most of which are employed within the U.S., principally in Florida, Georgia and Minnesota. Also included in this employee count are a limited number of employees in India and 310 employees in the U.K., 274 of which are employed within our MEM U.K. operations that we classify as held for sale and accordingly as discontinued operations.   We consider our relations with our employees to be good. Our employees are not covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.

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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but who, in our view, have demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our loans and fees receivable will decline, all of which will have a negative impact on performance. In recent years, payment rates by our customers fell and remain somewhat depressed, thereby also contributing to correspondingly higher default rates than we experienced prior to the recession that began in December 2007 and ended in June 2009 (the “2007 to 2009 recession”). While there have been some modest improvements, it is unclear how long these changes will last and whether, for instance, the federal government’s economic stimulus programs ultimately will offset them.

Economic slowdowns increase our credit losses. During periods of economic slowdown or recession, we experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy indicate a period characterized by months of economic downturn or recession followed by modest recovery.  We have not seen significant improvements in payment and default rates thus far in the recovery.  Lasting trends of this nature can more significantly, and more negatively, impact our business.

We are subject to foreign economic and exchange risks. Because of our investments in the U.K., we have exposure to fluctuations in the U.K. economy, recent fluctuations in which have been significantly negative. We also have exposure to fluctuations in the relative values of the U.S. dollar and the British pound. Because the British pound has experienced a net decline in value relative to the U.S. dollar since we made the most significant of our investments in the U.K., we have experienced significant transaction and translation losses within our financial statements.

Because a significant portion of our reported income is based on management’s estimates of the future performance of our loans and fees receivable, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on our loans and fees receivable, particularly for such assets that we report based at fair value. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, servicing costs, and discount rates. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquencies and losses could cause our net income to be lower than expected. Similarly, as we have experienced for our credit card receivables portfolios with respect to financing agreements secured by our loans and fees receivable, levels of loss and delinquency can result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth. Because all of our credit card receivables structured financing facilities are now in amortization status—which for us generally means that the only meaningful cash flows that we are receiving with respect the credit card receivables that are encumbered by such structured financing facilities are those associated with our contractually specified fee for servicing the receivables—recent payment and default trends have substantially reduced the cash flow that we receive from these receivables.

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

 As our financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Absent early amortization events, repayment for our credit card financing facilities typically has begun approximately one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the lenders and no longer are reinvested in new receivables. When a financing facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new financing facilities that are structurally subordinate to the facility being repaid, we generally are forced to prohibit new purchases in some or all of our accounts in order to reduce our need for any additional cash.  Such is our situation currently, and in response to this situation, we have closed all of our credit card accounts that are pledged as security for underlying financing facilities to new purchases.

We may be unable to obtain capital from third parties needed to fund our existing loans and fees receivable, lenders under our debt facilities may be unable or unwilling to meet their contractual commitments to provide us funding, or we may be forced to rely on more expensive funding sources than those that we have today. We need equity or debt capital to fund any portion of our loans and fees receivable against which lenders are unable or unwilling to advance or lend to us. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. These factors have been significant enough in the recent past that we have not been able to raise cash by issuing additional debt or equity or by selling a portion of our subordinated loans and fees receivable interests at acceptable pricing. As a result, like all participants in the sub-prime market place, we continue to operate under liquidity constraints.

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

 Our decisions regarding marketing have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we have limited our marketing and thereby our growth. We decreased our credit card marketing during 2003, although we increased such marketing in 2004 through 2006 because of our improved access to capital. Similarly, we significantly curtailed our credit cards marketing in August 2007 because of uncertainty regarding future access to capital as a result of difficulties in the sub-prime mortgage market and, except as to current marketing activities associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program and limited U.S. and U.K. test programs, we currently have ceased credit card marketing activities.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations, and the operations of the issuing banks through which we originate credit products, are subject to the jurisdiction of federal, state and local government authorities, including the Consumer Financial Protection Bureau, the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices or products that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the Consumer Financial Protection Bureau, the FDIC, the FTC or any other regulator requires us to change any of our practices, the correction of such deficiencies or violations, or the making of such changes, could have a materially adverse effect on our financial condition, results of operations or business. In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

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

We are dependent upon banks to issue credit cards. Historically our credit card operations have been and our modest balance transfer program and test issuances currently are entirely dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships would adversely affect our ability to grow our balance transfer program (and potentially the profitability of the program if issuing bank partners were to require account closures) within our Investments in Previously Charged-Off Receivables segment and to conduct our limited market testing of credit card issuances in the U.K.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain of our prior (in particular our lower-tier) product offerings. Changes in the consumer protection laws could result in the following:

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

Because of the Recent and Ongoing Contraction of Our Credit Cards and Auto Finance Businesses and the Growth of Our Retail and Internet Micro-Loan Businesses, Our Micro-Loan Businesses Are Now a Larger Component of Our Financial Position and Results of Operations

Legislative, regulatory and consumer activism toward the micro-loans industry is particularly active and at times particularly hostile, and changes in applicable laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a materially adverse effect on our micro-loan businesses, their prospects, our results of operations and our financial condition.  Both our continuing U.S. retail and internet micro-loan businesses and our held-for-sale MEM U.K. micro-loan business (which is categorized as a discontinued operation on our consolidated statements of operations) are subject to numerous foreign, federal, state and local laws and regulations, which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand these businesses. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments also may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations; such laws regularly are proposed, introduced or adopted at the state and federal level in the U.S. and in the U.K.

A federal law that imposes a national cap on our micro-loan fees and interest likely would eliminate our ability to continue our current micro-loan businesses in the U.S.  Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure to adopt such legislation from consumer advocates and other industry opposition groups. Any federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services likely would eliminate our ability to continue our current operations. Moreover, we do not yet know the potential future effects that the recent enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Financial Protection Bureau with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects may not be known for several months or years. Such effects, however, could ultimately have a material adverse effect on our business, prospects, results of operations and financial condition.

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

The micro-loans industry is highly regulated under state law. Changes in state laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of December 31, 2010, 36 states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of December 31, 2010, we operated in 8 of these 36 states under traditional enabling statutes, and we offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open storefronts in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Also, in 2009, the enabling statutes in both Kentucky and South Carolina were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have outstanding at a given time. Although our experience to date with the implementation of database requirements in Kentucky and South Carolina has not materially affected our business, it has caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us, and it has resulted in some contractions in our outstanding micro-loan receivables and earnings thereon. Moreover, any such new or modified legislation (like the Wisconsin database requirements that went into effect on January 1, 2011) could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2012 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new micro-loan products within the state.

Ohio is another example of how laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, prospects, results of operations and financial condition. In November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, we now offer a small loan product that is not as profitable as our former cash advance product, and our current operations in Ohio are under significant scrutiny by the Ohio Attorney General, thereby causing us evaluate alternative business and lending models that will allow our continued profitable operations in Ohio for the foreseeable future; should there be legislative or regulatory changes in Ohio in the future that affect the viability of our product offerings in that state, there could be a material adverse effect on our business, prospects, results of operations and financial condition, particularly given our revenue concentration in that state as noted below.

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

Our U.K. MEM operations that we classify as held for sale and accordingly as discontinued operations are subject to differing laws and regulations. Pending the completion of our sale of these operations, our inability to operate in the U.K. in compliance with applicable laws and regulations and changes in those applicable laws and regulations could have a material adverse effect on the business, prospects, results of operations and financial condition of our MEM operations.  In the U.K., consumer lending is governed by the Consumer Credit Act of 1974, which was amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the U.K. must maintain licenses from the OFT, which is responsible for regulating consumer credit and competition, for policy-making and for consumer protection. The U.K. also has strict rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Non-compliance with these rules could render a MEM loan agreement unenforceable. MEM’s inability to maintain the required licenses or to comply with the applicable rules or regulations in the U.K. could limit its expansion opportunities and/or could result in a material adverse effect on its business, results of operations and financial condition as reported within our discontinued operations category on our consolidated statements of operations pending completion of our sale of MEM.

The OFT recently completed a review of what it perceives as “high cost credit,” which includes the sector in which we operate in the U.K. The results of this review were released in the second quarter of 2010. It is impossible to speculate on future regulatory or legislative efforts within the U.K. (e.g., attempts to impose interest rate caps or restrictions on repeat borrowings or multiple simultaneous borrowings as have been applied in certain U.S. jurisdictions and some of which currently are advocated by certain U.K. political parties) which could result in materially adverse effects on MEM’s business, results of operations and financial condition as reported within our discontinued operations category on our consolidated statements of operations pending completion of our sale of MEM.

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

Our inability to introduce or manage new products or alternative methods for conducting business in an efficient and profitable manner could have a material adverse effect on our business, prospects, results of operations and financial condition.  In order to offer new products, we need to comply with additional regulatory and licensing requirements. Because of such requirements, alternative methods of conducting business and new products are subject to risk and uncertainty and require significant investment in time and capital, including additional marketing expenses, legal costs and other incremental start-up costs. For these reasons and based on our prior experience in offering alternative products, we may not be able to introduce any new products in a successful or timely manner. Furthermore, our failure to offer new products in an efficient manner, or low customer demand for any of these new products, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Current and future litigation and regulatory proceedings against our micro-loan businesses could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our U.S. micro-loan businesses are subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See Part II, Item 1, “Legal Proceedings.” Adverse rulings in lawsuits or regulatory proceedings could significantly impair our business and/or force us to cease doing business in one or more states or other geographic areas.

Our U.S. micro-loan businesses are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We also may be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. Any of these events could have a material adverse effect on our business, prospects, results of operations and financial condition.

The concentration of our micro-loan businesses’ revenues in certain geographic areas could adversely affect us. As of December 31, 2010, we operated retail storefronts in nine states.  Total revenues within Kentucky, Ohio, South Carolina and Wisconsin, our four largest states (measured by revenue), accounted for 73.1% of our continuing micro-loans businesses’ revenue during the year ended December 31, 2010. While we believe we have a diverse geographic presence within the U.S., for the near term we expect that significant micro-loan business revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during the year ended December 31, 2010, Kentucky, Ohio, South Carolina and Wisconsin each accounted for more than 9.8% of our micro-loans businesses’ revenue, with Ohio accounting for 34.6% of our micro-loans businesses’ revenue during that period. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for losses on loans and fees receivable that could result in a deterioration of our financial condition. A regulatory change similar to the recent changes in Ohio, South Carolina, Kentucky and Wisconsin, or an action by a state regulator similar to those in North Carolina, West Virginia and Arkansas, in any one of our larger states may have a material adverse effect on our business, prospects, results of operations or financial condition.

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

Our micro-loan businesses’ provision for losses on loans and fees receivable may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.  In the year ended December 31, 2010, our retail storefront operations deposited or presented an Automated Clearing House (“ACH”) authorization for 8.1% of all the customer checks we received and 71.7% of these deposited customer checks or ACH authorizations were returned unpaid or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total retail storefront charge offs in the year ended December 31, 2010 were $10.5 million (net of recoveries). An increase in returned checks or rejected ACH authorizations would increase our provision for losses on loans and fees receivable and our allowance for uncollectible loans and fees receivable.

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

Our MEM operations that we classify as held for sale and accordingly as discontinued operations use an electronic debit card process to electronically charge payments against its customers’ bank accounts. MEM depends on its banks to settle these transactions and on certain participating institutions to operate the debit card payment system. If the banks were to decide to cease processing MEM’s transactions, MEM’s ability to collect on accounts could be adversely affected and its cost of collections could increase—thereby possibly having a material adverse effect on MEM’s business, prospects, results of operations and financial condition as reported within our discontinued operations category on our consolidated statements of operations pending completion of our sale of MEM.

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

Because we maintain a significant supply of cash in our storefronts, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers. Because our retail storefront business requires us to maintain a significant supply of cash in each of our storefronts, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, employee and third- party theft and errors may still occur. There was $206,000 in cash shortages from employee and third-party theft and errors in the year ended December 31, 2010 after factoring in recoveries, which tend to lag the actual period of theft or error. The extent of cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It also is possible that crimes such as armed robberies may be committed at our storefronts. We could be subject to legal claims or adverse publicity arising from such crimes. For example, we may be subject to legal claims if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

Regular turnover among our managers and employees at our storefronts makes it more difficult for us to operate our storefronts and increases our costs of operations, which could have an adverse effect on our business, prospects, results of operations and financial condition.  The annual 2010 turnover among our storefront managers was 28.8% and among our other storefront employees was 58.9%. This turnover increases our cost of operations and makes it more difficult to operate our storefronts.  If we are unable to retain our employees in the future, our business, prospects, results of operations and financial condition could be adversely affected.

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

Declines in automobile sales as we saw in recent years can cause declines in the overall demand for automobile loans.  While currently recovering fairly significantly, sales of both new and used cars declined precipitously in recent years. While the unavailability of funding may have had a greater impact on our business, the decline in demand in recent years was consequential as well as it adversely affected the volume of our lending transactions and our recoveries of repossessed vehicles at auction. Any such future declines in demand will adversely impact our business.

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. We also may not be able to renew or replace any Auto Finance segment facilities that bear refunding or refinancing risks when they become due, in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through used car dealers. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors.

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. In the event of certain defaults, we may repossess automobiles and sell repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these types of sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession have resulted in higher credit losses for us. Additionally, higher gasoline prices (like those experienced during 2008) tend to decrease the auction value of certain types of vehicles, such as SUVs.

Repossession of automobiles entails the risk of litigation and other claims. Although we have contracted with reputable repossession firms to repossess automobiles on defaulted loans, it is not uncommon for consumers to assert that we were not entitled to repossess an automobile or that the repossession was not conducted in accordance with applicable law. These claims increase the cost of our collection efforts and, if correct, can result in awards against us.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of December 31, 2010, credit card portfolio acquisitions accounted for 40.1% of our total credit card managed receivables portfolio based on our ownership percentages.

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

Other Risks of Our Business

Climate change and related regulatory responses may impact our business.  Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate federal and other regulatory responses in the near future, including the imposition of a so-called “cap and trade” system.  It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant.  The most direct impact is likely to be an increase in energy costs, which would adversely impact consumers and their ability to incur and repay indebtedness.  However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

We are party to substantial litigation. As more fully discussed above, we are defendants in a number of legal proceedings. This includes litigation with holders of our convertible senior notes concerning past and possible future distributions to our shareholders, including the proposed spin-off of our micro-loan businesses, and litigation relating to our retail micro-loan operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

We face heightened levels of economic risk associated with new investment activities.  We recently have made a number of investments in businesses that are not directly allied to our traditional lending activities to, or associated with, the underserved consumer credit market.  We expect to make other such investments in the future.  While we will make only those investments that we believe will provide a favorable return, because some of the investments are outside of our core areas of expertise, they entail risks beyond those described elsewhere in this Report.  These risks could result in the loss of part or all of our investments.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing, and in 2010, we paid Total System Services, Inc. $14.3 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider, such as First Data Resources, Inc., which currently provides only limited account and payment processing for us. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

Any disruption in the availability of our information systems could adversely affect our operations. We rely upon our information systems to manage and operate our business. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems due to catastrophic events or other factors could adversely affect our business, prospects, results of operations and financial condition.

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

Risks Related to the Potential Spin-Off of our Micro-Loan Businesses

Our Board of Directors may decide not to approve the spin-off of our micro-loan businesses; even if, our Board of Directors approves the spin-off, the consummation of the spin-off will be subject to a number of conditions.  Pending the completion of our sale of our MEM operations that we classify as held for sale and accordingly as discontinued operations, our management is evaluating the proposed spin-off to determine whether the separation of the micro-loan businesses is in our best interests as well as those of our shareholders.  Our management may or may not decide to recommend the spin-off to our Board of Directors.  In turn, our Board of Directors may or may not decide to approve the spin-off.  Even if the Board of Directors approves the spin-off, the consummation of the spin-off will be subject to a number of conditions, including:  (1) the SEC’s declaration of Purpose Financial’s registration statement on Form 10 to be effective; (2) our and Purpose Financial’s receipt of all permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off; (3) the private letter ruling that we received from the Internal Revenue Service ("IRS") not being revoked or modified in any material respect; (4) NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance; (5) the transfer of our micro-loan businesses, and the associated licenses and registrations relating to these businesses, to Purpose Financial; (6) the execution by the parties of separation and distribution agreements, transition services agreements, services agreements, employee matters agreements, tax sharing agreements, and sublease agreements; and (7) the nonexistence of any effective order, injunction or decree issued by any court of competent jurisdiction or other legal restraint or prohibition that might prevent the consummation of the spin-off or any of the transactions related thereto, including the transfers of assets and liabilities contemplated by the separation and distribution agreement that would be entered into between Purpose Financial and us. If we are not able to meet these conditions, we may not be able to complete the spin-off in a timely manner.

If the spin-off is completed, our operational and financial profile will change as a result of the separation of Purpose Financial from our other businesses. As a result, our diversification of revenue sources will diminish, and it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.

If the spin-off is determined to be taxable for federal income tax purposes, we and our shareholders that are subject to federal income tax could incur significant federal income tax liabilities.  In connection with the spin-off, we received a private letter ruling from the IRS to the effect that, among other things, the contribution by us of the assets of the micro-loan businesses to Purpose Financial and the distribution will qualify as a transaction that is tax-free for federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). The ruling relies on certain facts, assumptions, representations and undertakings from Purpose Financial and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our shareholders may not be able to rely on the ruling and could be subject to significant tax liabilities. Notwithstanding the private letter ruling, the IRS could determine on audit that the spin-off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or for other reasons, including as a result of certain significant changes in the stock ownership of Purpose Financial or us after the spin-off.

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

Under the tax sharing agreement that would be entered into between Purpose Financial and us, there are restrictions on our ability to take actions that could cause the spin-off or certain internal transactions undertaken in anticipation of the spin-off to fail to qualify as tax-favored transactions, including entering into, approving or allowing any transaction that results in a change in ownership of more than 50% of our common stock, a redemption of equity securities, a sale or other disposition of a substantial portion of our assets, an acquisition of a business or assets with equity securities to the extent one or more persons would acquire 50% or more of our common stock, or engaging in certain internal transactions. These restrictions apply for the two-year period after the spin-off, unless we obtain a private letter ruling from the IRS or an unqualified opinion that such action will not cause the spin-off or the internal transactions undertaken in anticipation of the spin-off to fail to qualify as tax-favored transactions, and such letter ruling or opinion, as the case may be, is acceptable to the parties. In addition, Purpose Financial would be subject to similar restrictions under the tax sharing agreement. Moreover, the tax sharing agreement generally would provide that a party thereto is responsible for any taxes imposed on any other party thereto as a result of the failure of the spin-off or certain internal transactions to qualify as a tax favored transaction under the Code if such failure is attributable to certain post-spin actions taken by or in respect of the responsible party or its shareholders, regardless of whether the actions occur more than two years after the spin-off, the other party’s consent to such actions or such party obtains a favorable letter ruling or opinion as described above. For example, we would be responsible for the acquisition of us by a third party at a time and in a manner that would cause such failure. These restrictions may prevent us from entering into transactions which might be advantageous to our shareholders.

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

Our business is going through a substantial period of transition and we are exploring various options. Because of the unavailability of growth financing for our traditional business, we are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include the payment of cash dividends, share repurchases and, pending the completion of the sale of our MEM operations that we classify as held for sale and accordingly as discontinued operations, the spin-off of our micro-loan businesses, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders, and a tender offer that we completed on May 14, 2010 resulted in our repurchase of 12,180,604 shares of our common stock for $85.3 million, in addition to our repurchase of $24.8 million in face amount of our 3.625% convertible senior notes due 2025 for $14.7 million.  We are considering future cash dividends and stock repurchases as well.  In connection with management’s review of the proposal to spin-off our micro-loan businesses, our subsidiary Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC.  To date, our management has not recommended, and our Board of Directors has not approved, any further dividends or the spin-off of Purpose Financial, and it is premature to suggest whether they will, particularly pending the completion of the sale of our MEM operations in the case of the spin-off.

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

Our principal executive offices, comprising approximately 177,000 square feet, and our operations centers and collection facilities for our Credit Cards segment, comprising approximately 143,000 square feet, are located in leased premises in: Atlanta, Georgia and St. Cloud, Minnesota. Our Investments in Previously Charged-Off Receivables segment principally operates out of the St. Cloud, Minnesota facility. Our Retail Micro-Loans segment is headquartered within the same location as our principal executive offices in Atlanta, Georgia with approximately 19,000 square feet of leased space; its storefront locations in the various states in which it operates average approximately 1,550 square feet per store of leased space. For more information about our Retail Micro-Loan storefront locations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations – Micro-Loan Businesses – Retail Micro-Loans Segment.  Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 12,800 square feet of leased space, with additional offices and branch locations in various states. Our operations in the U.K. include approximately 54,100 of aggregate square feet of leased space in Crawley, Bicester and London. We believe that our facilities are suitable to our business and that we will be able to lease or purchase such additional facilities as our needs require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

CompuCredit Corporation and five of our other subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

CompuCredit Corporation is named as a defendant in a class action lawsuit entitled Wanda Greenwood, et al. vs. CompuCredit Corporation and Columbus Bank and Trust, No. 4:08-cv-4878, filed in the U.S. District Court for the Northern District of California.  The plaintiffs allege that in marketing and managing the Aspire Visa card the defendants violated the federal Credit Repair Organizations Act and California Unfair Competition Law.  The class includes all persons who within the five years prior to the filing of the lawsuit were issued an Aspire Visa card or paid money with respect thereto.  The plaintiffs seek various forms of damage, including unspecified monetary damages and the voiding of the plaintiffs’ obligations. We are vigorously defending this lawsuit.

On May 23, 2008, CompuCredit Corporation and one of our other subsidiaries filed a complaint against CB&T in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as amended alleged that CB&T, in violation of its contractual obligations, failed to provide us rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleged that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to permit certain marketing, all in violation of the agreements among the parties. Also in this litigation, CB&T had asserted claims against CompuCredit Corporation for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it had incurred associated with CompuCredit Corporation’s contractual relationship with CB&T.   On September 13, 2010, CB&T and CompuCredit Corporation settled this matter in full, and this case was dismissed with prejudice, thereby resulting in our recognition of a $12.1 million gain during the three months ended September 30, 2010.

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

CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that were the subject of the class action securities case prior to its dismissal. Our Board of Directors appointed a special litigation committee to investigate the allegations; that investigation concluded that the claims asserted were without merit; and we communicated that conclusion to Ms. Sue An’s legal counsel. On November 20, 2009, Ms. An filed suit against certain of our officers and directors. On December 1, 2010, the court entered a stipulated order dismissing Ms. An’s claims with prejudice, and without CompuCredit Corporation paying Ms. An or her counsel.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CCRT.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of February 25, 2011, there were 58 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2009	High	Low
1st Quarter 2009	$6.21	$1.70
2nd Quarter 2009	$3.79	$2.29
3rd Quarter 2009	$5.70	$2.08
4th Quarter 2009	$4.71	$1.89

2010	High	Low
1st Quarter 2010	$5.36	$2.90
2nd Quarter 2010	$6.50	$3.65
3rd Quarter 2010	$5.23	$4.15
4th Quarter 2010	$7.23	$4.85

The closing price of our common stock on the NASDAQ Global Select Market on February 25, 2011 was $6.62.

On December 3, 2009, we declared a $.50 per share cash dividend on our common stock, which was paid on December 31, 2009, and we are contemplating additional cash and stock dividends and share repurchases. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

The following table sets forth information with respect to our repurchases of common stock during the year ended December 31, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
May 1—May 31	12,180,604	$7.00	12,180,604	10,000,000
Total	12,180,604	$7.00	12,180,604	10,000,000

(1)
Pursuant to the closing of a tender offer in May 2010, we repurchased 12,180,604 shares of our common stock at a purchase price of $7.00 per share for an aggregate cost of $85.3 million.  These shares were subsequently retired.

(2)
Excludes 144,223 shares of treasury stock returned to us by employees in satisfaction of withholding tax requirements on stock option exercises and vested stock grants. At our discretion, we may use acquired shares in treasury to satisfy option exercises and restricted stock grants.

(3)
In August 2010, our board of directors authorized a program to repurchase up to 10 million shares of our outstanding common stock. Under the plan, we can repurchase shares of our common stock from time to time, through June 30, 2012, either on the open market or through privately negotiated transactions in compliance with SEC guidelines.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein where certain terms have been defined. This discussion with respect to comparative 2009 results reflects our adoption of new accounting pronouncements that resulted in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, we present cash and credit card receivables held by our securitization trusts and debt issued from those entities as assets and liabilities on our consolidated balance sheet as of December 31, 2010, and we adjusted our January 1, 2010 opening balance of total equity by $37.7 million reflecting the impact of our adoption of these new accounting rules.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section. See “Cautionary Notice Regarding Forward-Looking Statements.”

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We have contracted with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards and we have purchased the receivables relating to such credit card accounts on a daily basis. Today we manage the portfolios that we previously originated or acquired and are not currently offering new credit cards on a broad basis.

Our product and service offerings also include small-balance, short-term cash advance loans that typically are due on the customer’s next payday—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans made through our MEM operations that are classified as held for sale) for 30 days or less and to which we refer as “micro-loans;” installment loans, title loans, and other credit products; and money transfer, bill payment, and other financial services. We market these loans and products through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin and over the Internet in the U.S. Similarly, our held-for-sale MEM operations market these cash advance loans over the Internet in the U.K.

We also are collecting a portfolio of auto finance receivables that we previously originated through franchised and independent auto dealers (and our own buy-here, pay-here lots prior to our closure or sale of all such lots, the last of which occurred in February 2011) and purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business.

Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from third parties, our equity method investees and us.

The most significant changes to our business during the year ended December 31, 2010 were:

•
Our adoption of new accounting pronouncements that resulted in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, we present cash and credit card receivables held by our securitization trusts and debt issued from those entities as assets and liabilities on our consolidated balance sheet as of December 31, 2010, and we adjusted our January 1, 2010 opening balance of total equity by $37.7 million reflecting the impact of our adoption of the new accounting rules;

•
Our March 2010 acquisition of noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% as of December 31, 2010;

•	Our outsourcing of portions of our U.S. credit card customer service and collections operations to better leverage our global infrastructure;

•
Reflecting our continued focus on cost-cutting, our May 2010 exercise of an option to terminate our lease obligation in one of the office buildings at the site of our corporate headquarters operations—such exercise allowing us to pay $4.3 million in May 2011 to avoid an estimated $20.6 million of future operating lease, taxes and utilities payments through May 2022 and resulting in a $4.3 million lease termination-related charge to expense during the three months ended June 30, 2010;

•	Our May 2010 repurchase pursuant to a tender offer of 12.2 million shares of our common stock at a purchase price of $7.00 per share for an aggregate cost of $85.3 million;

•
Our repurchases (both in open market transactions and pursuant to the terms of two separate tender offers) of an aggregate of $84.6 million in face amount of our 3.625% convertible senior notes due in 2025 for $52.1 million and an aggregate of $15.6 million in face amount of our 5.875% convertible senior notes due in 2035 for $5.7 million, both aggregate amounts being inclusive of transaction costs and accrued interest through the date of our repurchase of the notes—such repurchases resulting in our recognition of $28.8 million in aggregate gains (net of the notes’ applicable share of deferred costs and debt discount, which were written off in connection with the purchases) during the year ended December 31, 2010;

•
Our September 2010 settlement of outstanding litigation with CB&T, which resulted in the recognition of $12.1 million in gain and is discussed further in Note 14, “Commitments and Contingencies,” to our consolidated financial statements;

•
Our recording of a $19.7 million goodwill impairment charge in the three months ended December 31, 2010 within our Retail Micro-Loans segment, which reflects contracting market comparables for this segment’s peer group; and

•
Our entering into an agreement on December 31, 2010 to sell our MEM U.K. Internet-based micro-loans business to Dollar Financial Corp for $195.0 million, (1) the net pre-tax proceeds from which are estimated to be $160.0 million after the purchase of minority shares and other transaction-related expenditures, (2) the estimated April 2011 completion of which is subject to U.K. regulatory approval and a financing condition, and (3) the effect of which on our consolidated financial statements is our classification of our MEM operations as held for sale on our consolidated balance sheet as of December 31, 2010 and as discontinued operations on our consolidated statements of operations for all periods presented.

As is customary in our industry, we historically have financed most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not sufficiently recovered to facilitate growth for us thus far. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality in the near term, and, even if they were available, the current regulatory and economic environment and our current liquidity position are not attractive enough for us to want to originate any significant level of new credit card receivables in the U.S. (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). We continue, however, to plan for and conduct limited tests of credit card originations in the U.K. because we believe the U.K. regulatory environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.

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

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities that would be reflected predominantly within our Credit Card segment: (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as was done through a $23.9 million distribution paid on December 31, 2009 and the May 14, 2010 closing of a tender offer through which we paid $85.3 million to shareholders who tendered 12.2 million shares) or through a potential spin-off of our micro-loan businesses.  Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure until we can finance and complete any potential acquisitions.

Potential Spin-Off of Micro-Loan Businesses

On November 5, 2009, our Board of Directors authorized management to review and evaluate the merits of a proposal to spin-off our U.S. and U.K. micro-loan businesses into a separate, publicly traded company called Purpose Financial Holdings, Inc. Subject to the outcome of the pending sale of our U.K. Internet micro-loans business and further management review, evaluation, and recommendation, the Board will discuss and consider the merits of the proposal. In connection with management’s review of the proposal to spin-off our U.S. and U.K. micro-loan businesses, Purpose Financial filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010, subsequently amended the registration statement in response to SEC comments most recently on November 30, 2010, and continues to work on further registration amendments in response to SEC comments.  The spin-off remains subject to a number of conditions, including, among others:

•	resolution of the pending MEM sale transaction in accordance with the aforementioned agreement to sell those operations;

•	a recommendation by our management to our Board of Directors to approve the spin-off;

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10, to be effective;

•
our and Purpose Financial’s receipt of any required permits, registrations and consents required under the securities or blue sky laws of states or other political subdivisions of the U.S. or of foreign jurisdictions in connection with the spin-off;

•	the continued effectiveness of the private letter ruling that we received from the IRS;

•	NASDAQ’s approval for listing of Purpose Financial’s common stock, subject to official notice of issuance;

•	the transfer of our micro-loan businesses, and the associated licenses and registrations relating to these businesses, to Purpose Financial;

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

We cannot assure you that any or all of these conditions will be met.

CONSOLIDATED RESULTS OF OPERATIONS
(In Thousands)	2010	2009	Income Increases (Decreases) from 2009 to 2010
Total interest income	$263,835	$76,738	$187,097
Interest expense	(58,631)	(41,873)	(16,758)
Fees and related income on earning assets:
Retail micro-loan fees	73,076	73,075	1
Internet micro-loan fees	1,935	633	1,302
Fees on credit card receivables held on balance sheet	24,384	101	24,283
Changes in fair value of loans and fees receivable recorded at fair value	230,911	(1,096)	232,007
Changes in fair value of notes payable associated with structured financings recorded at fair value	32,300	—	32,300
Income on investments in previously charged-off receivables	32,293	31,115	1,178
Gross (loss) profit on auto sales	(2,290)	20,329	(22,619)
Gains on investments in securities	4,207	276	3,931
Gains upon litigation settlement with former third-party issuing bank partner	12,150	—	12,150
Other	1,858	2,244	(386)
Other operating income (loss):
Securitization gain	—	113,961	(113,961)
Loss on retained interest in credit card receivables securitized	—	(676,236)	676,236
Fees on securitized receivables	—	16,209	(16,209)
Servicing income	6,880	104,981	(98,101)
Ancillary and interchange revenues	10,955	17,917	(6,962)
Gain on repurchase of convertible senior notes	28,787	1,421	27,366
Gain on buy-out of equity-method investee members	—	20,990	(20,990)
Equity in loss of equity-method investees	(9,584)	(16,881)	7,297
Total	$653,066	$(256,096)	$909,162
Losses upon charge off of loans and fees receivable recorded at fair value	464,809	14,408	(450,401)
Provision for losses on loans and fees receivable recorded at net realizable value	46,659	62,062	15,403
Operating expenses:
Salaries and benefits	33,604	51,441	17,837
Card and loan servicing	125,180	199,436	74,256
Marketing and solicitation	6,665	6,861	196
Depreciation	11,964	18,989	7,025
Goodwill impairment	19,730	20,000	270
Foreign currency transaction (gains) losses	(34)	28,531	28,565
Other	60,623	86,920	26,297
Noncontrolling interests	2,559	(10,461)	(13,020)

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

 Total interest income. In the year ended December 31, 2010, total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The significant increase from the year ended December 31, 2009 exclusively results from changes in accounting rules which required us to consolidate our previously off-balance-sheet securitized credit card receivables onto our balance sheet effective on January 1, 2010.  As such, our 2010 total interest income includes the finance charges and late fee billings associated with these receivables; whereas, such finance charges and late fee billings on these receivables were not included within total interest income in 2009. But for the effects of this accounting change, we would have experienced declining total interest income for the year ended December 31, 2010 as compared with the year ended December 31, 2009 due to net liquidations of our auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bond investments, on bonds distributed to us from our equity-method investees and, prior to January 1, 2010 accounting changes, on a subordinated, certificated interest in a securitization trust owned by one of our majority-owned subsidiaries. Principal amortization has caused a reduction in interest income levels associated with some of these investments. However, we experienced some growth in this category during the year ended December 31, 2010 associated with our investment in publicly traded bond funds whose investment objectives are to invest in highly rated, investment-grade securities—such investments being outstanding at varying levels during the year ended December 31, 2010.

Interest expense.  The increase is primarily due to the previously mentioned January 1, 2010 consolidation of debt facilities underlying our formerly off-balance-sheet credit card receivables securitizations, as well as increased pricing on debt facilities within our Auto Finance segment (with ACC’s $103.5 million amortizing debt facility entered into in the fourth quarter of 2009). But for these two factors, and consistent with our expectations for interest expense in the future, we would have experienced declines in interest expense because our debt facilities are being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities.

We also note that notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect our 2010 repurchases of an aggregate $84.6 million in face amount of our 3.625% convertible senior notes and $15.6 million in face amount of our 5.875% convertible senior notes (as well as our repurchases of $13.5 million in face amount of our 3.625% convertible senior notes thus far in 2011 and any other potential future repurchases) to result in lower interest expense in future quarters.

 Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•
changes in accounting rules that required us to consolidate our formerly off-balance-sheet securitized credit card receivables (and their related debt) onto our balance sheet at fair value effective January 1, 2010 (including the post-consolidation fee and related income activities associated with these receivables), and our recording of changes in the fair value of these receivables and related debt on two separate line items within this consolidated statement of operations category—such changes in fair value line items representing an ongoing yet diminishing source of potential volatility in the level of our fees and related income on earning assets;

•
our December 2009 reconsolidation of the credit card receivables previously held off-balance sheet within our lower-tier originated portfolio master trust given our December 2009 repayment (with investor consent) of the remaining outstanding debt within that trust;

•
improved performance within our Investments in Previously Charged-Off Receivables segment, principally reflecting the growth within this segment subsequent to the termination of its forward flow arrangement with Encore and the adverse effects of the disputes with Encore that existed prior to our favorable settlement of the disputes which resulted in a net pre-tax gain of $11.0 million in the third quarter of 2009;

•
gross losses in 2010 (versus profits in 2009) on automotive vehicle sales relating to our suspension of operations in all but one JRAS lot, our minimization of additional inventory purchases within our JRAS operations, and further inventory impairment write-downs while those operations continued to amortize their financing facility prior to our sale of such operations in February 2011; and

•
our realization of a net pre-tax gain of $12.1 million on settlement of our litigation with CB&T in the third quarter of 2010 as discussed in Note 14, “Commitments and Contingencies,” to our consolidated financial statements.

    Given our sale of our JRAS operations in February 2011, we do not expect any material continuing adverse trends in Auto Finance segment gross profits/losses in the future.

Similarly, given expected net liquidations in our credit card receivables (absent possible portfolio acquisitions) in the future, we expect to experience declining levels of fee income on credit card receivables in the future. For the same reason, we also expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

Additionally, prospects for profits and revenue growth within our Investments in Previously Charged-off Receivables segment remain strong. This segment continues to purchase pools of charged-off receivables at favorable pricing that reflects an oversupply of charged-off paper in the marketplace. Moreover, this segment continues to seek and obtain third-party financing for future purchases.

Lastly, because of the new database requirements in South Carolina, Kentucky and Wisconsin as discussed throughout this Report, we do not expect any significant growth in our retail micro-loan fees over the next year; such fees may even contract (although not by an amount that we would consider material) over the next year.

Loss on securitized earning assets. As applicable only in the year ended December 31, 2009, loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

Given new accounting rules that required the consolidation of all of our off-balance-sheet securitization trusts effective January 1, 2010, we will not experience any further income items within this category as the underlying items are now included within total interest income and fees and related income on earning assets.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which have affected the levels of our loss on retained interests in credit card receivables securitized and fees on securitized receivables in 2009 and prior periods and which affect our 2010 and future years’ total interest income, provision for losses on loans and fees receivable, and fees and related income on earnings assets consolidated statement of operations categories (including the change in fair value of credit card receivables recorded at fair value and change in fair value of notes payable associated with structured financings recorded at fair value line items within our fees and related income on earnings assets category.

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

Ancillary and interchange revenues. During periods, unlike our current period, in which we are broadly originating credit card accounts or in which a significant number of credit card accounts are open to cardholder purchases, we market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. The significant decline in our ancillary revenues associated with these activities and our interchange revenues corresponds with our account closure actions and the net liquidations we have experienced in all of our credit card receivables portfolios in recent years. Absent portfolio acquisitions, we expect only immaterial amounts of ancillary and interchange revenues in the future.

Gain on repurchase of convertible senior notes.  In the year ended December 31, 2010 both in open market transactions and pursuant to the closing of a two tender offers, we repurchased $84.6 million in face amount of our 3.625% notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $52.1 million and $5.7 million (inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes), respectively. The repurchases resulted in the recognition of aggregate gains for the year ended December 31, 2010 of $28.8 million (net of the notes’ applicable share of deferred costs and debt discount, which were written off in connection with the purchases).

In the year ended December 31, 2009, we repurchased $1.3 million in face amount of our 3.625% convertible senior notes due 2025 and $2.0 million in face amount of our 5.875% convertible senior notes due 2035. The purchase price for these notes totaled $1.1 million (inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes), and the repurchases resulted in a gain of $1.4 million (net of the notes’ applicable portion of deferred costs and debt discount, which were written off in connection with the purchases).

We have repurchased $13.5 million in face amount of our 3.625% convertible senior notes thus far in 2011 and are actively pursuing other repurchases, which would result in additional as of yet unknown gains or losses upon such repurchases.

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

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Despite increased provisions within our JRAS operations related to the closure of several of our JRAS sales and servicing locations and the corresponding impact on charge offs prior to the sale of these operations in February 2011, our provisions for losses on loans and fees receivable has declined from 2009 to 2010 principally due to net liquidations in our auto finance receivables over the past few years (i.e., fewer receivables generating fewer charge offs), but also due in minor part to improvements in the overall economy as it recovers. Similarly, we expect continued reductions in our provision for losses on loans and fees receivable recorded at net realizable value in 2011 attributable to the continued expected gradual net liquidation of our auto finance receivables. The level of contraction in these receivables is expected to outpace growth, if any, in receivables within our U.S. retail and Internet micro-loan businesses. Moreover, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2011 versus 2010 (other than further potential improvements as the economy continues with its recovery); such improvements could further contribute to expected reductions in our provision for losses on loans and fees receivable recorded at net realizable value.

Further details concerning credit loss trends and expectations by segment are provided throughout our forthcoming discussion and analysis of each segment.

Total other operating expense. Total other operating expense decreased relative to 2009 levels, reflecting the following:

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•	decreases within card and loan servicing expenses, primarily as a result of credit card and auto finance receivables portfolio liquidations;

•	decreases in depreciation due to cost containment measures, specifically a diminished level of capital investments by us; and

•
lower other expenses (which include, for example, rent and other occupancy costs, legal and professional fees, transportation and travel costs, telecom and data processing costs, insurance premiums, and other overhead cost categories) as we continue to adjust our associated internal costs based on the declining size of our existing portfolios;

offset, however, by:

•	higher marketing and solicitation costs within our Retail Micro-Loans segment as we have endeavored to offset the effects of new database requirements in South Carolina, Kentucky and Wisconsin;

•
costs associated with our decision to exit long-term leases, including the exercise of a termination option for a portion of the space currently under lease at our corporate headquarters, such decisions resulting in $4.9 million in lease termination-related charges during 2010; and

•	start-up costs associated with our exploration and testing of various new business opportunities that largely utilize existing resources but prevent further downsizing of personnel costs.

While we incur certain base levels of fixed costs, a large portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We also attempt to maximize the utility that we get from our incurrence of fixed costs by our testing and exploration of new products and services and areas of investment. Given our current focus on cost-cutting and maximizing shareholder returns in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets and the economy will sufficiently improve, we expect further reductions in most cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our net liquidating portfolio of managed receivables. As an example, and as noted elsewhere in this Report, we took actions (including issuing planned termination notices to affected U.S. call center employees) to better leverage our global infrastructure, thereby outsourcing portions of our U.S. credit card customer service and collections operations in the first quarter of 2010. Given the lower costs of labor within the countries where our outsourcing vendors are located, we experienced lower costs associated with our credit card customer service and collection operations during 2010 and expect to see further declines in subsequent quarters as we effectively manage our outsourcing costs to align with portfolio reductions.

Notwithstanding our cost-cutting efforts and focus, we currently are incurring and will continue to incur somewhat heightened legal costs until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our credit cards segment cash inflows are sufficient to cover the direct variable costs of this segment and a portion, but not all, of the segment’s share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance, Investments in Previously Charged-Off Receivables and U.S. retail and Internet micro-loan businesses (as well as from the pending completion of our transaction to sell our MEM operations that we classify as held for sale and accordingly as discontinued operations), we may experience continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests.  We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of operations. Our noncontrolling interests historically have been principally comprised of (1) financing partners in our Credit Cards segment majority-owned subsidiaries, with respect to which activity levels are gradually diminishing with liquidations of our credit card receivables portfolios and which have incurred net losses in recent periods and may incur further net losses in the future, (2) management team members in our Investments in Previously Charged-off Receivables segment majority-owned subsidiary which typically has experienced net income, and (3) management team members in our MEM majority-owned subsidiaries (which are experiencing growing profitability, but with respect to which we recently have purchased noncontrolling interests). In December 2009, we repurchased for $2.2 million a portion of the noncontrolling interests in MEM representing 2.5% of the total outstanding ownership of MEM. Additionally, in March 2010, we acquired noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% currently. While the operations of our MEM majority-owned subsidiaries are classified as held for sale, the corresponding minority interest in those operations continues to be included as a component of our noncontrolling interest. We also note that we purchased all of the noncontrolling interests held by management team members in our Investments in Previously Charged-off Receivables segment in the three-month period ended March 31, 2010; all things being equal, this purchase also can be expected to reduce our net income attributable to noncontrolling interests in the future.

Lastly, we note that in January 2011, we bought out the noncontrolling interest holders in our Credit Cards segment majority-owned subsidiaries for $3.9 million. Accordingly, unless we enter into new ventures with noncontrolling interest holders in the future, we will have negligible noncontrolling interests in our majority-owned subsidiaries and negligible allocation of income or loss to noncontrolling interest holders after completion of the pending MEM sale transaction.

Income taxes. Our overall effective tax benefit rates (computed considering results for only continuing operations before income taxes) were 1.7% and 24.8% in 2010 and 2009, respectively.  We have experienced no material changes in effective tax benefit rates associated with differences in filing jurisdictions, and the variations in our effective tax benefit rates between the periods bear the effects of increased valuation allowances against income statement-oriented federal, foreign and state deferred tax assets. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax benefit rates would have been 38.2% and 34.1% in 2010 and 2009, respectively.

Credit Cards Segment

Included at the end of this “Credit Cards Segment” section under the heading “Definitions of Financial, Operating and Statistical Measures” are definitions for various terms we use throughout our discussion of the Credit Cards segment.

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card receivables portfolios. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. Also, while insignificant currently, revenues (during previous periods of broad account origination and in which significant numbers of accounts were open to cardholder purchases) also have included those associated with (1) our sale of ancillary products such as memberships, insurance products, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

Additionally, we solicit accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offerings’ open credit card accounts currently represent 2.6% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

Prior to accounting rules changes requiring consolidation of our formerly off-balance-sheet credit card receivables securitization trusts effective January 1, 2010, substantially all of our credit card receivables were securitized through off-balance-sheet securitizations. In these securitizations, we sold the receivables to trusts, and generally recognized gains on such sales that we referred to as a securitization gains. Because we sold these receivables in accordance with applicable accounting standards in effect at the time, we removed them from our consolidated balance sheets. We recorded the operating activities associated with our securitized credit card receivables in the fees and related loss on securitized earning assets category in our consolidated statements of operations (a category which is no longer applicable after 2009). The sub-categories of income on these securitized receivables included:  (1) the securitization gains; (2) income from (and more recently, loss on) retained interests in credit card receivables securitized, which generally included finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which included activation fees, returned-check fees, cash advance fees and other fees. We recorded fee charge offs for securitized receivables as an offset to their related revenues, and we accounted for net principal charge offs as an offset in determining income from (and more recently, loss on) retained interests in credit card receivables securitized.

During any periods (including all post-2009 periods) in which we hold credit card receivables on our consolidated balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within either the losses upon charge off of loans and fees receivable recorded at fair value category or the provision for losses on loans and fees receivable recorded at net realizable value category on our consolidated statements of operations. Additionally, because we currently report our formerly securitized credit card receivables at fair value in our consolidated financial statements, we show the effects of fair value changes as a component of fees and related income on earning assets in our consolidated statements of operations.

We historically have originated and purchased our credit card portfolios through subsidiary entities. Generally, if we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of (or more recently, loss on) equity-method investees category on our consolidated statements of operations.

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

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the credit card accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables, as well as our allowance for uncollectible loans and fees receivable in the case of our balance transfer program credit card receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of this Report.

The following table presents the delinquency trends of the credit card receivables that we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2010				2009
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$774,875	$913,707	$1,052,977	$1,259,687	$1,523,105	$1,751,037	$2,049,503	$2,299,925
Period-end managed accounts (1)	599	696	754	916	1,096	1,290	1,542	1,851
Percent 30 or more days past due	15.2%	18.0%	19.3%	20.2%	22.5%	21.0%	20.5%	23.3%
Percent 60 or more days past due	11.6%	14.0%	14.5%	16.0%	17.1%	15.8%	15.7%	18.7%
Percent 90 or more days past due	8.7%	10.4%	10.3%	12.5%	12.1%	11.1%	11.6%	14.6%

Average managed receivables	$843,394	$984,259	$1,146,358	$1,396,628	$1,633,455	$1,916,291	$2,190,561	$2,530,390
Combined gross charge-off ratio	36.4%	37.1%	47.8%	42.8%	42.7%	45.9%	54.4%	52.6%
Net charge-off ratio	28.9%	29.6%	37.2%	34.8%	33.5%	30.0%	29.7%	20.7%
Adjusted charge-off ratio	28.6%	29.2%	36.8%	34.5%	33.0%	29.5%	29.2%	20.2%
Total yield ratio	25.1%	31.9%	27.6%	29.4%	30.5%	55.7%	34.0%	36.2%
Gross yield ratio	18.8%	20.4%	20.6%	21.2%	22.1%	21.5%	20.6%	22.0%
Net interest margin	11.9%	13.1%	11.3%	14.9%	14.0%	14.7%	11.7%	3.7%
Other income ratio	3.3%	8.9%	3.6%	4.7%	5.9%	22.7%	(4.8)%	(1.9)%
Operating ratio	9.8%	9.2%	12.0%	11.2%	16.8%	11.4%	10.2%	9.3%

(1)	We have restated period-end managed account balances relative to those included in prior Report filings to exclude all zero-balance accounts.

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of substantially all of our individual credit card receivables portfolios. Recent account actions, including account closures and finance charge and fee credits under incentive programs aimed at increasing cardholder payment rates, have resulted in an accelerated pace of reductions in our managed receivables balances. Beyond the significant effect on our managed receivables balances of finance charge and fee credits aimed at improving customer payment rates, balances have fallen rapidly in recent quarters as (1) we have suspended charging privileges on substantially all of our accounts and thus there are far fewer purchases than in prior periods and (2) many customers are either unwilling or unable to continue making payments on these closed accounts given the current economic landscape, thereby leading to delinquencies and ultimate charge offs of the accounts and their underlying receivables.  With the isolated exceptions of our balance transfer program within our Investments in Previously Charged-Off Receivables segment (the post-card issuance activities of which are reported within our Credit Cards segment) and some limited product testing, we have curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and as a result do not anticipate meaningful additions in the near term to offset the balance contractions noted above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” of this report.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

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

Notwithstanding that delinquencies and charge offs are lower in more mature credit card receivables portfolios (like ours) that have passed through their peak delinquency and charge-off stages, we took significant account actions in the fall of

2008 that caused a rise in delinquencies in the first quarter of 2009—namely significant credit line reductions and account closures. We know from our experience with purchasing credit card portfolios from others that when we reduce credit lines and close accounts, we cause an acceleration of delinquencies and charge offs for those cardholders, many of whom ultimately would have charged off after a longer period of account utilization. We do not believe, however, that credit line reductions and account closures cause good-performing cardholders to charge off at significantly higher levels. This is to say that we believe credit line reductions and account closures cause an accelerating shift forward in credit card charge-off curves, rather than causing a lift in these curves.

We do note, however, that our fall 2008 credit line reductions and account closures certainly did not account for all of the elevated quarter-end delinquency levels that we experienced throughout 2009. We saw a significant downward shift in payments rates generally beginning in late 2008, and our delinquency statistics reflect this and the effects of continued economic weakness and heightened unemployment rates on the ability of our cardholders to make their required minimum payments. Higher delinquencies, in particular, at March 31, 2009 translated into higher charge-off rates in the first two quarters of 2009.

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

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these receivables relative to all of our other outstanding credit card receivables, all things being equal, we would expect reduced charge-off ratios.  As previously mentioned, however, recent credit line reduction and account closure actions and the effects of economic weakness and heightened unemployment rates resulted in higher quarterly charge-off ratios in 2009 than in comparable 2008 quarters. The trend between 2008 and 2009 of higher year-over-year quarterly combined gross charge-off levels reversed in 2010 as the impact of account closure actions is largely complete. This trend is muted to some degree, however, for our net charge-off ratio and our adjusted charge-off ratio (as discussed in more detail below) simply due to a change in the mix of our charge offs toward a higher relative level of principal charge offs versus finance and fee charge offs.

Combined gross charge-off ratio. The elevated combined gross charge-off ratios experienced throughout 2009 are largely attributable to (1) credit line reduction and account closure actions undertaken in the fall of 2008, which resulted in an acceleration of charge offs, and (2) the significantly adverse effects of economic weakness and heightened unemployment rates in 2009. Our combined gross charge-off ratio, which began to fall in the second half of 2009, generally is expected to continue trending downward both on a year-over-year comparison basis and in terms of the actual ratio for the next several quarters. The elevated second quarter 2010 combined gross charge-off ratio relative to the first quarter of 2010 reflects both typical seasonal factors, as well as some effects of our transition of certain collection responsibilities to our outsourcing partners in the second quarter of 2010.  As was expected, this ratio fell in the third quarter of 2010 as the transition of our collection efforts was completed.  As referenced above, for the next several quarters, we expect continued lower combined gross charge-off ratios in future periods when compared to those experienced in the past several quarters as most of our account actions and collection transitions are now complete.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Variations in the rates of growth or decline in the net charge-off ratio relative to those of our combined gross charge-off ratio can be caused by (1) the relative volumes of principal versus fee credits provided to customers associated with settlement programs and payment incentive programs—such credits being treated as charge offs in our various managed receivables statistics and (2)

the relative percentage of our charge offs within our lower-tier credit card portfolio (for which fee charge offs relative to principal charge offs are much greater than with our other originated and purchased portfolios). The trending increase in our net charge-off ratios through the second quarter of 2010 reflects both of these factors, which caused a mix change toward a greater percentage of our charge offs being comprised of principal as opposed to finance and fee charge offs. See our net interest margin and other income ratio discussions for further discussion of the relative volumes of principal versus fee credits provided to customers on settlement programs.  Notwithstanding the aforementioned mix change, the significant decline in our third and fourth quarter of 2010 of net charge-off ratios corresponds with the significant drop in our combined gross charge-off ratios in those quarters. Moreover, with the completion of the aforementioned account actions and collection outsourcing efforts and given a somewhat more stable economic environment, we expect a generally trending decline in our net charge-off ratio for the next several quarters (with such generally trending declines closely correlating with expected declines in our combined gross charge-off ratio).

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

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from those receivables of our lower-tier credit card offerings. Those receivables have higher delinquency rates and late and over-limit assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, the generally trending decline in our total yield and gross yield ratios is consistent with disproportionate reductions in our lower-tier credit card receivables over the past several quarters.

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

Significant generally trending declines in our total yield and gross yield ratios also occurred throughout 2009 related to the relative delinquency status of our credit card receivables. We note that we do not bill finance charges and fees on accounts ninety or more days delinquent. We include these accounts in our average managed receivables, but generate no yield from them, and our total and gross yield ratios decline as a result.

Finally, the significant level of lower-tier credit card account closures and the significantly higher pace at which lower-tier credit card receivables have charged off relative to other managed receivables have negatively impacted total yield and gross yield ratio calculations. Annual fee billings, which are much greater on lower-tier credit card accounts than for other accounts, have diminished substantially within the total yield calculation, and late fees on lower-tier credit card accounts (which are typically much higher on a percentage-of-receivables-basis than for other accounts) are much less of an input into our total yield and gross yield ratio calculations as the mix of our receivables has shifted away from lower-tier credit card accounts towards our other more traditional accounts. Because we do not anticipate marketing any significant volumes of new lower-tier credit card accounts for the foreseeable future, we anticipate that our total yield and gross yield ratios will not return to levels historically experienced for the foreseeable future.

Notwithstanding the above factors causing trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the first, second, third and fourth quarters of 2010, the third quarter of 2009, and the fourth quarter of 2008 due to gains associated with debt repurchases in those quarters, as detailed and quantified in the discussion of our other income ratio below.

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

Given our credit line reduction and account closure actions undertaken in the fall of 2008, we experienced significant declines in our net interest margin for the first quarter of 2009 as reduced finance and late fee billings, coupled with an acceleration of charge offs, contributed to depress our net interest margin to historic lows. These effects were exacerbated by significant finance charge and fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates. Moreover, despite our more recent change in the mix of incentive payment credits such that more credits are being applied to finance charges and fees than to principal balances, we have experienced general improvements in our net interest margins relative to the first quarter of 2009. Our recent significantly higher allocation of incentive payment credits to finance charges and fees rather than to principal balances also has accounted for the trending increases in our net charge-off ratios and adjusted charge-off ratios in the last three quarters of 2009 and the first two quarters of 2010, notwithstanding generally trending decreases in our combined gross charge-off ratios over this same period.

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

Our credit line reduction and account closure actions undertaken in the fall of 2008 also served to depress our other income ratio in the first and second quarters of 2009 as our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables. These actions, coupled with the aforementioned fee credits issued in the first and second quarters of 2009 under incentive programs aimed at increasing payment rates, resulted in a negative other income ratio in the first and second quarters of 2009. Moreover, but for our recognition of a $114.0 million gain on our purchase and subsequent cancellation of notes issued by our originated portfolio master trust recognized in the third quarter of 2009, the same actions and fee credits would have resulted in a -1.1% other income ratio in the third quarter of 2009. Our other income ratio recovered somewhat in the fourth quarter of 2009 and the first quarter of 2010 and was positively impacted in the first quarter of 2010 by further repurchases of our convertible senior notes. As computed without regard to a $13.9 million gain related to these first quarter repurchases, our other income ratio would have been 0.7% in the three months ended March 31, 2010. Similarly, our second quarter 2010 other income ratio bears the effects of $8.8 million in gains on repurchases of our convertible senior notes and likewise would have been 0.5% as computed without these gains. Moreover, our third quarter 2010 other income ratio was skewed higher by two specific items—$5.7 million in gains on repurchases of our convertible senior notes and $12.1 million in gains on settlement of our CB&T litigation; absent these gains, our other income ratio would have been 1.7%. Lastly, our fourth quarter 2010 other income ratio also was skewed higher by two specific items—$0.4 million in gains on repurchases of our convertible senior notes, and a $4.1 million recovery of losses we experienced several years ago on an investment that we had made in a third-party’s asset-backed securities; absent these gains, our other income ratio would have been 1.2%. We expect a positive generally low-single-digit other income ratio for the foreseeable future unless we experience further gains associated with future debt repurchases, which could cause an increase in the ratio.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts throughout 2009 and 2010, our managed receivables levels typically have fallen at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we experienced a trending increase in our operating ratio in 2009 and into 2010 relative to normalized prior years’ levels. The significant increase in our operating ratio in the fourth quarter of 2009, however, was based on our determination that the residual interest associated with our U.K. Portfolio was permanently impaired and our commensurate realization within our consolidated statement of operations of a $26.1 million translation loss associated with this portfolio in the fourth quarter of 2009 (such amount which was previously included as an accumulated other comprehensive loss offset to total equity). Absent this charge, our operating ratio would have fallen to 10.4% for that quarter, largely due to modest legal cost reductions. Our first quarter 2010 operating ratio reflects the positive impacts of continued cost-cutting efforts which have continued to benefit our 2010 ratios. However, our second quarter 2010 was skewed higher due to $4.3 million in lease termination costs that we incurred in that quarter, and absent that item, our operating ratio would have been 10.5% in that quarter. In the third quarter of 2010, our 9.2% operating ratio reflects the completion of our outsourcing of collection efforts late in the second quarter of 2010—an initiative that is expected to help in controlling our operating ratio in future quarters as well. Our fourth quarter of 2010 operating ratio came in slightly better than our general expectations, and we generally expect a low-double-digit operating ratio for the next several quarters, even with the effects that net liquidations of our credit card receivables will have on the operating ratio given our fixed cost base.

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

It is also worth mentioning that our Credit Cards segment operations are separate and distinct from our other segment operations. As such, if we were ever to conclude that the ongoing costs of these operations exceeded their benefits (i.e., cash flows to us and residual asset values), we could liquidate our Credit Card operations (either by continuing to allow them to decline in size or through more aggressive action) with minimal impact on future financial performance of our other operating segments. We reference the table included in Note 12, “Notes Payable,” to our consolidated financial statements, which quantifies the risk to our consolidated total equity position associated with a complete liquidation of our Credit Card segment’s receivables.

Definitions of Financial, Operating and Statistical Measures

Combined gross charge-off ratio. Represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from customers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

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

Total yield ratio. Represents an annualized fraction, the numerator of which includes all finance charge and late fee income billed on all outstanding receivables, plus credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, plus gains (or less losses) on debt repurchases and other activities within our Credit Cards segment, and the denominator of which is average managed receivables.

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

Other income ratio. Represents an annualized fraction, the numerator of which includes credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, less all fee charge offs (with the exception of late fee charge offs, which are netted against the net interest margin), plus gains (or less losses)  on debt repurchases and other activities within our Credit Cards segment, and the denominator of which is average managed receivables.

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

Investments in Previously Charged-Off Receivables Segment

For 2010 and 2009, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	2010	2009
Unrecovered balance at beginning of period	$29,669	$47,676
Acquisitions of defaulted accounts	30,548	45,889
Cash collections	(62,621)	(95,011)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our consolidated statements of operations)(1)	32,293	31,115
Unrecovered balance at end of period	$29,889	$29,669

(1)	Amount includes $21.2 million in accretion in 2009 associated with the culmination of the Encore forward flow agreement.

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we charge as an operating expense without any offsetting income amounts.  Our estimated remaining collections on the $29.9 million unrecovered balance of our investments in previously charged-off receivables as of December 31, 2010 amount to $133.5 million, of which we expect to collect 41.9% over the next 12 months, with the balance to be collected thereafter.

Previously charged-off receivables held as of December 31, 2010 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards segment discussion above). At December 31, 2010, $9.9 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions. Although we eliminate all intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 1.1% of our consolidated total assets.

We generally estimate the life of each pool of previously charged-off receivables we typically acquire to be between 60 months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately 84 months for Chapter 13 Bankruptcy-related debt.  Our acquisition of previously charged-off accounts through our balance transfer program results in receivables with a higher-than-typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our recently-settled dispute with Encore arose in 2008. That dispute caused a mix change toward our having to hold significant investments in normal delinquency charged-off accounts purchased from the credit card receivables trusts we service—investments that prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal was the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program had experienced lower overall placement volumes primarily due to Encore’s decision to discontinue balance transfer program placements to us during the term of the now-settled Encore dispute.

With settlement of the Encore dispute and its commitment under the settlement terms to resume placements of balance transfer program volumes to us, we have experienced and expect further improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. We also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties. Moreover, we began exploring a balance transfer program in the U.K. in the second quarter of 2008, but this program has generated only modest revenues thus far, and although we expect it to grow more rapidly, its results are not anticipated to be material for the foreseeable future.  We also caution, however, that future U.S. and U.K. growth plans and results for our balance transfer program are contingent on the willingness and ability of our third-party issuing bank partners to continue issuing credit cards under the program; any disruption in these relationships could cause us to have to slow down or discontinue our growth efforts and could cause increased losses on the balance transfer program receivables as charge offs of such receivables become accelerated (i.e., just as we recently experienced with the closing of accounts within our Credit Cards segment).

The primary factor affecting comparisons of our cost recovery method income between the years ended December 31, 2010 and 2009 are the effects of the now-terminated forward flow agreement with Encore, the disputes under which depressed income during 2009 prior to our favorable settlement of these disputes in the third quarter of that year.

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

Our third quarter 2009 settlement with Encore allowed our Investments in Previously Charged-Off Receivables segment to dispose of volumes of previously charged-off receivables that had built up on its balance sheet during the term of the Encore dispute. Under the settlement, Encore agreed to pay a negotiated price for these previously charged-off receivables, and its and our obligations to one another for any potential futures sales of previously charged-off receivables to them under the forward flow contract were extinguished. The settlement resulted in the recognition of the then-remaining $21.2 million in deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in restricted cash; inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net pre-tax gain of $11.0 million which is reflected within our Investments in Previously Charged-Off Receivables segment’s results for 2009.

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

Notwithstanding the above-discussed factors surrounding our Investments in Previously Charged-Off Receivables segment’s historic purchases of previously charged-off receivables from our Credit Cards segment, an increase in the availability of third-party charged-off paper has created several opportunities for us over the past few years. We have been able to complete several large purchases of previously charged-off receivables portfolios from third parties at attractive pricing. We note, however, that many credit grantors currently are electing to retain their previously charged-off receivables portfolios rather than accept lower prices for them, and until this growing volume of previously charged-off receivables is made available to debt purchasers, we will not be able to grow as rapidly as desired.

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

Micro-Loan Businesses

Our current micro-loan businesses principally consist of marketing, servicing and/or originating small-balance, short-term loans that typically are due on the customer’s next payday through a network of 305 retail branch locations in the U.S. and via the Internet in the U.S. Operations through our retail branch locations are referred to as our “Retail Micro-Loans” segment, while our micro-loans made through the Internet are referred to as our “Internet Micro-Loans” segment. The Internet Micro-Loans segment includes the continuing operations of our U.S. Internet micro-loans business, as well as the discontinued operations of our MEM U.K. Internet micro-loans business, the assets and liabilities of which are classified as held for sale on our consolidated balance sheet as of December 31, 2010; because of this classification of our MEM business, various operating statistics included in management’s discussion and analysis of our micro-loan segments exclude any effects of our MEM business.

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

Our deferred presentment service businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations, or interpretations thereof, or new or more restrictive laws or regulations will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.  For example, in the states of South Carolina and Kentucky, new laws have been enacted to require the use of a database to limit consumers to one outstanding micro-loan. This caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us and were forced to choose and utilize the services of only one micro-loan provider. A similar database requirement took effect on January 1, 2011 in the state of Wisconsin.  Moreover, we continue to face regulatory challenges in the state of Ohio. Although the effects of the South Carolina and Kentucky database requirements have resulted in some contractions in our outstanding micro-loan receivables and earnings thereon that have not been material to our consolidated financial statements and although we believe we may be able to implement alternative business and lending models that will allow our continued profitable operations in Ohio for the foreseeable future, we cannot assure any particular outcomes. Additionally, we do not yet know the potential future effects on our business, prospects, results of operations or financial condition that the July 2010 enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Financial Protection Bureau with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects, if any, may not be known for several months or years.

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

We closed nine locations in each of 2010 and 2009 (exclusive of those closed as part of our Arkansas discontinued operations in 2009) and did not open any new locations. Included in the 2009 store closures are all of our storefront locations associated with our U.K. storefront operations. Currently, we are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

A roll-forward of our Retail Micro-Loans segment locations follows:
	For the Year Ended December 31,
	2010	2009
Beginning number of locations included in continuing operations	314	350
Locations reclassified from discontinued operations	—	—
Closed locations	(9)	(9)
Locations classified as discontinued operations (1)	—	(27)
Locations sold	—	—
Ending number of locations included in continuing operations	305	314
(1)	Reflects stores located in the state of Arkansas.

Our Retail Micro-Loans segment marketed and originated $430.7 million and $440.3 million in micro-loans during 2010 and 2009, respectively, which resulted in revenue of $73.1 million for each of the years ended December 31, 2010 and 2009. Summary financial data for this segment (dollars in thousands) is as follows:
	For the Year Ended December 31,
	2010	2009
Total revenues	$73,076	$73,075
Loss on continuing operations before income taxes	$(8,562)	$(7,899)
Loss on discontinued operations before income taxes	$—	$(6,599)
Period end loans and fees receivable, gross	$43,700	$41,011

But for $19.7 million and $20.0 million of goodwill impairment charges associated with continuing operations taken in the fourth quarter of 2010 and second quarter of 2009, respectively, we would have generated $11.1 million and $12.1 million in income from continuing operations before income taxes within the Retail Micro-Loans segment in 2010 and 2009, respectively. The above table further illustrates the effects of new South Carolina and Kentucky database requirements on loans and fees receivable levels, total revenues and profitability in 2010. Notwithstanding the adverse effects of these requirements and similar new requirements in Wisconsin effective January 1, 2011, we expect our positive trending charge-off data to continue, and we expect to be able to rebuild our loans and fees receivable levels in the new database states at a modest pace over the next several quarters, thereby permitting us to realize quarterly total revenues and profitability at similar, but perhaps slightly lower, levels relative to comparable prior years’ quarters.

The above-disclosed 2009 loss on discontinued operations reflects 2009 losses (including a goodwill impairment charge of $3.5 million) associated with our Arkansas storefronts that we elected to discontinue in the second quarter of 2009 due to an increasingly negative regulatory environment within that state.

The following tables present additional financial, operating and statistical metrics (dollars per store in thousands) for the continuing operations of our Retail Micro-Loans segment for 2010 and 2009.

	For the Year Ended December 31,
Per store (based on weighted average 311 and 318 storefronts open during the 2010 and 2009, respectively):	2010	2009	Income Increase (Decrease)
Revenue	$235	$230	$5
Direct expense
Salaries and benefits	61	59	(2)
Provision for losses on loans and fees receivable	36	30	(6)
Occupancy	30	30	—
Depreciation	3	5	2
Advertising	15	10	(5)
Other	16	15	(1)
Total direct expense	161	149	(12)
Contribution margin	$74	$81	$(7)

Throughout 2010 we experienced continued improvements in the state of Ohio which helped to contribute to the increased revenue per store metric. Throughout 2009, we overcame 2008 legislative actions that had prohibited the issuance of traditional cash advance micro-loans under a fee structure necessary to maintain acceptable profits, and we re-established our footprint in the state of Ohio by offering an alternative product under the Ohio Mortgage Loan Act. Additionally, our closure of our unprofitable U.K. storefronts in the first quarter of 2009 helped to improve year over year results.  Offsetting these improvements, revenue per store location decreased for during relative to the corresponding 2009 period primarily due to reductions in per store revenues in South Carolina and Kentucky where the implementation of database requirements has depressed our 2010 revenue-per-store metrics. These requirements have depressed receivables levels (and accordingly revenues per store) in these states, and we do not currently anticipate a return to pre-database-requirement receivables levels in these states for at least the next few quarters.  Additionally, the implementation of our new underwriting methodology which has reduced the gross number of loans that we issue per store also contributed to lower revenue numbers in all store locations.

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

Internet Micro-Loans Segment

We began our Internet Micro-Loans segment operations in April 2007, when we acquired 95% of the outstanding shares of MEM (or “Month End Money”), a leading provider in the U.K. of Internet-based, short-term, micro-loans, for £11.6 million ($22.9 million) in cash from which we recorded goodwill of £11.0 million ($21.7 million). Under the original purchase agreement of MEM, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a net 22.5% continuing minority ownership interest in MEM and a cash payment of £434,000 ($621,000), the aggregate value of which reflected the estimated fair value of the earn-out arrangement as of December 31, 2008.  Subsequently in March 2010, we acquired a portion of the sellers’ noncontrolling interests representing 6.0% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), thereby reducing aggregate outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% currently. As previously noted, we entered into an agreement on December 31, 2010 to sell our MEM to Dollar Financial Corp for $195.0 million, the net pre-tax proceeds of which are estimated to be $160.0 million after the purchase of minority shares and other transaction-related expenditures and the estimated April 2011 completion of which is subject to U.K. regulatory approval and a financing condition. In light of our pending sale of MEM, its operations are classified as held for sale on our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations on our consolidated statements of operations and in our operating segment tables for all periods presented.

We recently have expanded our MEM Internet micro-loan model to the U.S., although our U.S. operations are start-up and limited in nature and are not yet material to our consolidated results of operations. We intend to continue testing the extension of our U.K. Internet micro-loan platform, underwriting techniques and marketing approaches within the U.S. at a measured pace, and depending upon the results of this testing, we may significantly grow Internet-based micro-loan cash advance lending within the U.S. As noted previously, our U.S. Internet micro-loan operations represent our only continuing Internet micro-loan operations, and they originated $5.9 million in micro-loans during 2010, resulting in 2010 revenue of $1.9 million and net loans and fees receivables of $1.1 million at December 31, 2010.  Summary financial data (in thousands) for our Internet Micro-Loans segment are as follows:
	For the Year Ended December 31,
	2010	2009
Total revenues	$1,935	$633
Loss on continuing operations before income taxes	$(3,590)	$(3,205)
Income from discontinued operations before income taxes	$26,435	$19,577
Income attributable to noncontrolling interests in discontinued operations	$(3,501)	$(3,454)
Period end loans and fees receivable for continuing operations, gross	$1,895	$899

Combined Financial, Operating and Statistical Data for Micro-Loan Businesses

Financial, operating and statistical metrics for our continuing combined micro-loan operations are detailed in the following table for 2010 and 2009. As discussed elsewhere in this information statement, continuing operations in these periods included our Retail Micro-Loans segment’s operations in nine states (Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin) as well as our U.S.-based Internet micro-loan operations.

	At or for the Three Months Ended
	2010				2009
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Number of customers served—all credit products	91,262	89,754	83,785	85,042	94,563	91,108	80,228	74,547
Number of cash advances originated	294,473	282,809	265,114	259,017	371,826	336,149	290,842	261,689
Aggregate principal amount of cash advances originated (in thousands)	$119,395	$113,071	$104,416	$99,703	$132,000	$117,590	$101,382	$92,000
Average amount of each cash advance originated	$405	$400	$394	$385	$355	$350	$349	$352
Aggregate Fee Amount (in thousands)	$16,405	$15,738	$14,652	$14,139	$18,850	$16,959	$14,683	$13,381
Average charge to customers for providing and processing a cash advance	$56	$56	$55	$55	$51	$50	$50	$51
Average duration of a cash advance (days)	19	18	19	18	19	19	18	18
Number of installment loans originated	9,368	9,156	5,053	3,872	6,344	4,911	4,323	3,233
Aggregate principal amount of installment loans originated (in thousands)	$4,789	$4,621	$2,857	$2,102	$3,193	$2,093	$1,812	$1,435
Average principal amount of each installment loan originated	$511	$505	$565	$543	$503	$426	$419	$444

The above table reflects the effects of new Retail Micro-Loans segment underwriting score tables and criteria implemented late in 2008. The implementation of these new underwriting score tables and criteria and their subsequent revisions have helped to reduce our credit losses, along with the desired reduction of cash advance sizes and the elimination of loans to many high-risk customers to whom we would have lent under prior criteria. Additionally, our Retail Micro-Loans segment will typically originate fewer cash advances during the first quarter of each year than in subsequent periods due to decreased demand for these loan products during tax refund season.  The impact of this can be seen throughout all the above metrics as first quarter data tend to lag behind that experienced in the fourth quarter.  Also evident in the above data are the adverse effects on revenues and number and amount of cash advances made associated with the new South Carolina and Kentucky database requirements in 2010. Given the effects of these requirements and new database requirements effective January 1, 2011 in Wisconsin, even when potential 2011 U.S. Internet micro-loan business growth is factored in, we do not expect to see any significant growth in our micro-loan revenues in 2011; in fact, they may even slightly lag 2010 revenues.

Auto Finance Segment

Our Auto Finance segment includes a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business.

We also owned substantially all of JRAS throughout 2010, a buy-here, pay-here dealer we acquired in 2007 and sold in February 2011. As of December 31, 2008, JRAS had twelve retail lots in four states. However, because the capital requirements to bring JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits at appropriate returns were more than we were willing to undertake, we began a series of lot closures and a reconfiguration of our business model that lasted through our sale of JRAS’s operations in February 2011. In the first quarter of 2009, we undertook steps to close four lots in two states, we closed an additional two lots in two states in the second quarter of 2009, and we closed all but one lot early in 2010. In connection with our sale of JRAS’s operations in

February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a December 31, 2010 carrying amount of $11.7 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a $9.4 million non-recourse loan to us (the partial proceeds of which we used to repay a prior lender), and we contracted with JRAS to service those receivables on our behalf. We do not expect any material gain or loss associated with the JRAS sales transaction

Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection on its portfolio of auto finance receivables.

During the third quarter of 2009, we paid off our CAR debt facility and one of the debt facilities underlying our ACC originated receivables as we were not able to reach satisfactory terms to renew or replace these debt facilities at that time. In the fourth quarter of 2009, however, we were able to obtain financing against our ACC auto finance receivables, and in connection with that transaction, we repaid a $23.3 million debt facility secured by certain ACC auto finance receivables, combined those receivables with other ACC auto finance receivables and pledged the aggregated liquidating pool of ACC receivables against a $103.5 million amortizing debt facility. The terms of this lending agreement provide for the application of all excess cash flows (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. After repayment of the debt facility, 37.5% of any remaining excess cash flows are to be allocated to the note holders as additional compensation for the use of their capital. Currently, however, we do not anticipate any payments under this facility beyond the stated principal and interest.  Reflecting the amortizing nature of the debt facility, we expect interest expense on the facility to decrease in each successive quarter.

Collectively, we currently serve 725 dealers through our Auto Finance segment in 35 states and the District of Columbia.

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:
	At or for the Three Months Ended
	2010				2009
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$154,191	$177,799	$206,435	$232,418	$262,775	$283,640	$307,978	$327,038
Period-end managed accounts	33	35	38	38	40	41	42	43
Percent 30 or more days past due	12.8%	12.2%	10.2%	11.6%	24.6%	19.8%	19.3%	18.1%
Percent 60 or more days past due	5.3%	4.8%	3.9%	6.6%	11.1%	9.0%	7.8%	8. 0%
Percent 90 or more days past due	2.4%	1.8%	1.4%	4.2%	6.1%	4.7%	3.7%	4.6%
Average managed receivables	$165,286	$192,480	$220,416	$248,315	$272,664	$296,247	$318,961	$338,340
Gross yield ratio	29.1%	27.5%	25.2%	24.1%	25.6%	24.9%	24.1%	23.7%
Adjusted charge-off ratio	20.3%	18.1%	18.2%	17.0%	20.1%	14.5%	14.9%	12.0%
Recovery ratio	3.6%	3.1%	4.5%	2.4%	1.4%	1.0%	1.4%	1.5%
Net interest margin	12.7%	17.5%	10.3%	10.2%	10.5%	17.7%	16.8%	16.9%
Other income ratio	0.6%	(0.3)%	(0.8)%	(1.6)%	4.7%	5.0%	5.6%	9.7%
Operating ratio	20.7%	17.6%	16.1%	16.6%	21.0%	16.2%	18.3%	18.5%
Retail sales	$1,035	$1,072	$557	$2,556	$5,921	$9,300	$11,322	$18,299
Retail units sold	144	165	91	243	564	829	993	1,601
Average stores in operation	1	1	1	2	6	6	7	10
Period-end stores in operation	1	1	1	1	6	6	6	8

Managed receivables.  Period-end managed receivables have gradually declined since December 31, 2008 as we have curtailed purchasing and origination activities. As of December 31, 2010, only CAR and JRAS continued to purchase/originate loans—albeit at significantly reduced levels than those experienced in prior periods. While we believe that purchases within the CAR platform will offset liquidations of previously existing receivables within that platform, we expect that net liquidations at ACC and JRAS (particularly in the case of JRAS with our sale of its origination platform and other operations in February 2011 and our retention of its prior-originated receivables) will continue to overshadow the CAR additions for the foreseeable future.

Delinquencies.  In late 2009, we ceased origination efforts within the ACC platform and outsourced the collection on its portfolio of auto finance receivables.  As a result of this outsourcing, we saw an increase in charge offs during the first quarter of 2010 as collection practices were modified and delinquent accounts were charged off.  Additionally, we experienced heightened charge offs within our JRAS operations in the second quarter of 2010, in particular, given modification of our collection practices pursuant to our efforts at that time to work with JRAS’s lender in connection with its then-standing forbearance agreement. As a result, delinquency data has improved throughout the year ending December 31, 2010 over that seen in prior periods.

Throughout 2009, increases in delinquencies were primarily due to generally worsening economic conditions as well as our shutdown of storefront locations associated with our JRAS operations which tended to increase charge offs. Although our ACC and JRAS receivables portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which generally have significantly lower delinquencies and charge offs, we expect to see delinquencies levels over the next several quarters to remain relatively constant compared to December 31, 2010 levels given that we do not expect ACC and JRAS servicers to undertake the same level of charge-off account management activities as were undertaken during the first two quarters of 2010, which resulted in lower than typical delinquencies in the latter quarters of 2010. The above factors are expected to diminish delinquency improvements over the next several quarters even though we expect recent and future purchases within our CAR operations to have delinquency rates at or below our historical delinquency averages.

Gross yield ratio, net interest margin and other income ratio. Notwithstanding the above-noted ACC and JRAS-related delinquency improvements, the effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins for the foreseeable future. Moreover, higher interest costs of an amortizing ACC debt facility into which we entered the fourth quarter of 2009 put significant additional pressure on our net interest margin in that quarter and in subsequent quarters and are expected to continue to adversely impact our net interest margin into the future, but at diminishing levels as we pay off the facility. Also impacting our fourth quarter 2009 net interest margin is the write off of the remaining deferred loan costs associated with a $23.3 million facility within our ACC operations that was repaid during November 2009.  Offsetting the interest-expense-increasing effects of the higher interest cost ACC debt facility and causing the net interest margin spike in the third quarter of 2010 is the reversal in that quarter of previously recognized contingent interest expense associated with debt within our ACC operations.  Although the terms of the ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital, we concluded in the third quarter of 2010 that it was not longer probable that any such additional payments would be available to be made to the note holders.  Lastly, as our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields and relatively lower cost of funds that we achieve within our CAR operations are expected to result in incrementally higher gross yield ratios and net interest margins in future quarters.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio has historically moved in relative tandem with the volume of auto sales. The spike in the other income ratio in the first quarter of 2009 reflects higher seasonal purchases of used cars during the tax refund season. The recent suspension of new inventory purchases and corresponding dramatic decline in sales has caused the significant reduction in our other income ratio in 2010, particularly given that we have sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Given our February 2011 sale of our JRAS operations (and the commensurate elimination of the principal component of our source of other income), we expect an insignificant other income ratio for the foreseeable future.

Adjusted charge-off ratio and recoveries.  We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio, therefore, reflects (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects, particularly in the fourth quarter of 2009 and in subsequent quarters, of the six 2009 and five 2010 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter of 2010, and (5) the initial impact on charge offs of JRAS’s modified collection practices in 2010 as it worked with its lender pursuant to a then-standing forbearance agreement with the lender. As our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 decline in relative significance as a percentage of our total portfolio of auto finance receivables, the lower charge offs that we experience within our CAR operations are expected to result in lower adjusted charge-off ratios in future quarters.

Operating ratio. The operating ratio in the Auto Finance segment generally has trended lower throughout 2010 relative to comparable 2009 quarters primarily due to continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. This decrease however was offset by fixed expenses associated with our JRAS operations that were not decreasing in line with corresponding receivables prior to the sale of our JRAS operations in February 2011. Given the February 2011 sale of our JRAS operations, we expect to see some improvement in our operating ratio in 2011

Future Expectations

Given our expectation of contractions in our auto finance receivables over the coming quarters, as well as an anticipated mix change toward a greater percentage of our receivables being comprised of CAR receivables for which loan losses are less significant than for our other auto finance segment receivables (i.e., given CAR’s ability to put loans back to its dealers), we expect both absolute reductions in our allowance for uncollectible loans and fees receivable and reductions in the percentage of our allowance for uncollectible loans and fees receivable to total loans and fees receivable for 2011. This expectation, however, is dependent upon an assumption that economic conditions do not worsen in 2011 in the geographic areas in which our customers reside. Despite the improved pricing power that we now possess within CAR as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Additionally, given our sale of our JRAS operations in February 2011, we do not expect any material volume of unit auto sales in 2011.

Our CAR operations are performing well in the current environment (achieving consistent profitability with modest growth) and are expected to continue doing so for the foreseeable future. However, as we move forward into the future, losses expected to be incurred in the future on our retained ACC and JRAS receivables portfolios (especially when coupled with the high costs of our borrowings within ACC) are expected to keep our Auto Finance segment from achieving profitability over the next few quarters. As the ACC and JRAS receivables gradually liquidate and over time have a diminished adverse effect on the positive results we are experiencing within our CAR operations, we should see gradually improved Auto Finance segment results.

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

Although we are hopeful that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and have now closed substantially all of our credit card accounts (other than those associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program and limited test accounts). To the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while maintaining shareholder value to the greatest extent possible.

All of our Credit Card segment’s structured financing facilities (as well as those of our Credit Card segment’s equity method investees) are expected to amortize down with collections on the receivables within their underlying securitization trusts with no bullet repayment requirements or refinancing risks to us. Additionally, our most significant Auto Finance segment facility is that which is secured by our ACC operation’s auto finance receivables; as of December 31, 2010, $54.4 million remained outstanding on this amortizing debt facility, the terms of which do not require any accelerated or bullet repayment obligation by or refinancing risks to us. Lastly, with our having entered into a February 2011 non-recourse financing arrangement secured by auto finance receivables that we retained upon the sale of our JRAS operations also in February 2011, our only significant remaining asset-backed debt facility that carries bullet repayment or refinancing risks is a $50.0 million revolving debt facility (against which $31.4 million was drawn and outstanding at December 31, 2010) secured by our CAR operations’ auto finance receivables. The $50.0 million CAR facility does not require any repayments until a 6-month amortization requirement begins in June 2011. Lastly, we note that we do not have any significant asset-based debt facilities within our Investments in Previously Charged-Off Receivables segment and that we have no outstanding debt facilities within our Retail Micro-Loans and Internet Micro-Loans segments.

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

Our current focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs. For example, as noted throughout this report, we have closed substantially all of our credit card accounts (other than those underlying our Investment in Previously Charged-Off Receivables segment’s balance transfer program and test program accounts); consequently, each of our managed credit card receivables portfolios is expected to show fairly rapid net liquidations in balances for the foreseeable future. Similarly, the lack of available growth financing for our Auto Finance segment has caused us to limit capital deployment to that business, which will cause contraction in its receivables and revenues over the coming months.  Offsetting these restrictions on capital is our pending sale of our MEM operations which, if successful, would result in an estimated $160.0 million of additional cash before taxes.

At December 31, 2010, we had $68.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows follow:

•
During the year ended December 31, 2010, we generated $335.5 million in cash flows from operations, compared to $287.9 million of cash flows from operations generated during 2009. The increase was principally related to (1) significant net tax refunds during 2010 as contrasted with a small level of net tax payments during 2009, (2) increased finance and fee collections associated with our growing MEM operations, (3) the net liquidation of receivables associated with our JRAS operations, and (4) overall reduced spending levels during 2010 as a result of our various cost cost-cutting initiatives. These increases were offset somewhat by the $114.0 million securitization gain recognized in 2009 as well as lower collections of credit card finance charge receivables in the year ended December 31, 2010 relative to the same period in 2009 given diminished receivables levels.

•
During the year ended December 31, 2010, we generated $173.4 million of cash through our investing activities, compared to our use of $114.5 million of cash in investing activities during 2009. But for our investment of $75.0 million in marketable securities during 2010 ($19.2 million of which marketable securities investments subsequently have been redeemed), we would have generated $229.2 million in cash from investing activities in 2010. This change from 2009 reflects the account closure actions taken in 2008 and 2009, whereby we are no longer funding (or investing in) cardholder purchases on a material basis within our Credit Cards segment like we were in earlier periods. Consistent with the current net liquidating status of our credit card and auto finance receivables, we expect future increases in net cash provided by investing activities over the next few quarters.

•
During the year ended December 31, 2010, we used $607.7 million of cash in financing activities, compared to our use of $66.0 million of cash in financing activities in 2009. The significant 2010 increase results in part from the inclusion within our 2010 financing activities of debt facilities that were off-balance-sheet debt facilities in 2009 prior to accounting rules changes requiring the consolidation of such debt facilities onto our consolidated balance sheet effective January 1, 2010. In both periods ended December 31, 2010 and 2009, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable in 2010 and principally auto loans and fees receivable in 2009).  Also significantly increasing our cash used in financing activities for the year ended December 31, 2010 were our repurchases of:  $84.6 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $52.1 million and $5.7 million, respectively; 6% of the outstanding noncontrolling interests of MEM for £4.3 million ($6.6 million); and 12.2 million shares of our common stock for an aggregate cost of $85.3 million pursuant to the May 2010 closing of a tender offer for such shares.

We had no material unused draw capacity under our debt facilities as of December 31, 2010. As such, our $68.9 million of unrestricted cash on our consolidated balance sheet (together with $55.8 million in liquid marketable securities that we hold) represents our maximum available liquidity at December 31, 2010. Additionally, the pending sale of our MEM operations mentioned throughout this Report would result in an estimated $160.0 million of additional cash to us, and we continue to pursue a number of new financing facilities and liquidity sources.  If new financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities to include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened in 2009 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $68.9 million in aggregate December 31, 2010 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $68.9 million in unrestricted cash balance.

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

Lastly, we note that beyond the one Auto Finance segment facility that presents refunding or refinancing risks to us as discussed above, the only remaining material refunding or refinancing risk to us does not arise until May 2012, at which time we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes issued in May 2005, of which $132.5 million in face amount were outstanding as of the date of this Report. In addition to any cash or other assets that we have on hand at such time to satisfy these potential conversions, we ultimately may rely on debt or equity issuances or possible exchange offerings, none of which are assured, to satisfy them. Moreover, as we noted previously, we continue to evaluate repurchases of this particular series of our convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital. As an example, pursuant to both negotiated transactions in the open market and the terms of two tender offers for the repurchase of one or both series of our convertible senior notes completed in 2010, we repurchased an aggregate of $84.6 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $52.1 million and $5.7 million, respectively, during the year ended December 31, 2010, both such aggregate purchase price amounts being inclusive of transactions costs and accrued interest through the dates of our repurchases of the notes. Similarly, subsequent to our December 31, 2010 consolidated balance sheet date, we purchased another $13.5 million in face amount of these notes.

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

Off-Balance-Sheet Arrangements

The Company currently does not have any off-balance-sheet arrangements.  For a discussion of off-balance-sheet arrangements in prior periods, see Note 8, “Securitizations,” to our consolidated financial statements included herein.

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

On a quarterly basis, we review our significant accounting policies and the related assumptions, in particular, those mentioned below, with the audit committee of the Board of Directors.

Fair Value Measurements for the Loans and Fees Receivable and Notes Payable Associated with Structured Financings

We adopted new accounting pronouncements that resulted in the consolidation of our securitization trusts onto our consolidated balance sheet effective January 1, 2010. As a result of these new accounting rules, we present cash and credit card receivables held by the trusts and debt issued from those entities as assets and liabilities on our consolidated balance sheet as of December 31, 2010, and we adjusted our January 1, 2010 opening balance of total equity by $37.7 million reflecting the impact of adoption of the new accounting rules.

Our valuation of loans and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs.  Similarly, our valuation of notes payable associated with structured financings is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including:  estimates of net collected yield, principal payment rates and expected principal credit loss rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees.

 The aforementioned credit losses, payment rates, servicing costs, costs of funds, discount rates and yields earned on credit card receivables estimates significantly affect the amount of our loans and fees receivables and our notes payable associated with structured financings that we report at fair value on our consolidated balance sheet at December 31, 2010, and they likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations for the year ended December 31, 2010.

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

We record each static pool at cost and account for it as a single unit for the economic life of the pool (similar to one loan) for recovery of our basis, recognition of revenue and impairment testing. We earn revenue from previously charged-off receivables after we have recovered the original cost for each pool. Each quarter, we perform an impairment test on each static pool. If the remaining forecasted collections are less than our current carrying value and reflect an other-than-temporary impairment, we record an impairment charge.

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within our portfolio of on-balance-sheet loans and fees receivable. Given the addition of our Retail micro-loan operations in 2004, our auto-finance operations in 2005 and our MEM operations in 2007, our allowance for uncollectible loans and fees receivable has become much more material to our financial statements in recent years—although with net liquidations in receivables within our auto-finance operations throughout 2010 and the classification of our MEM operations as held for sale at December 31, 2010, our allowance for uncollectible loans and fees receivable has fallen relative to its balance at December 31, 2009. We do note, however, that the same factors and estimates used in determining our allowance for uncollectible loans and fees were used in determining the carrying value of MEM’s assets held for sale on our consolidated balance sheet as of December 31, 2010. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected.

Goodwill and Identifiable Intangible Assets and Impairment Analyses

Management uses judgment in assessing goodwill and other long-lived assets for impairment. Subsequent to our write off of the remaining $19.7 million balance of our Retail Micro-loans segment goodwill due to its impairment in 2010 and the reclassification of the net assets (including goodwill) of our MEM operations as held for sale on our consolidated balance sheet as of December 31, 2010, we no longer carry a goodwill balance on our consolidated balance sheet as of December 31, 2010.  We do note, however, that goodwill valued at $23.0 million at December 31, 2010 is reflected within our carrying amount of MEM operation assets held for sale on our consolidated balance sheet as of December 31, 2010. In accordance with applicable accounting requirements, we have annually assessed the recoverability of our goodwill, including the recovery of goodwill reflected in the carrying amount of MEM operation assets held for sale on our consolidated balance sheet as of December 31, 2010. We have reviewed the recorded value of our goodwill annually at the beginning of the fourth quarter of each year, or sooner if events or changes in circumstances have indicated that the carrying amount may have exceeded fair value. We have determined recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We have used peer company multiples applied to historic performance to assess fair value of our reporting units, and we have used the present value of expected net cash flows to determine the estimated fair value of our reporting units. Our net present value models have required us to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate we have applied has been the estimated weighted average cost of capital based on the reporting units’ current cost of debt and an estimated cost of equity derived from market betas of the reporting units’ public market peers. The assumptions we have used to estimate future cash flows have been consistent with each reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeded its carrying amount, goodwill of the reporting unit was not considered to have been impaired. If the carrying amount of the reporting unit exceeded its estimated fair value, the implied fair value of the reporting unit’s goodwill was compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, we recognized an impairment loss in an amount equal to that excess.  Such was the case in the fourth quarter of 2010 when we concluded that we should write off the remaining $19.7 million balance of Retail Micro-Loans segment goodwill. In large part, we reached this conclusion based on contraction in the market multiples of our Retail Micro-Loans segment’s peer companies.

Using an approach similar to that described above, we also assess our long-lived intangible assets other than goodwill for impairment in the fourth quarter of each year and whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. As of December 31, 2010, our other long-lived intangible assets were not material to our consolidated financial statements.

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

See the Index to Financial Statements in Item 15, “Exhibits and Financial Statements Schedules.”

Management’s Report on Internal Control over Financial Reporting

Management of CompuCredit Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for CompuCredit Holdings Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2010, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Act) was carried out on behalf of CompuCredit Holdings Corporation and our subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2010. During the fourth quarter of our year ended December 31, 2010, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of CompuCredit,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation,” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We maintain two stock-based employee compensation plans (our Employee Stock Purchase Plan or “ESPP” and our 2008 Equity Incentive Plan), which we assumed from CompuCredit Corporation in connection with the June 30, 2009 holding company reorganization. The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares. Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated.

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

The following table provides information about our outstanding option and restricted stock unit awards as of December 31, 2010.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Restricted Stock Units (1)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Employee Compensation Plans (Excluding Securities Reflected in First Column) (2)
Equity compensation plans previously approved by security holders	1,169,737	$39.24	1,221,648
Equity compensation plans not approved by security holders	—	—	—
Total	1,169,737	$39.24	1,221,648

(1)	Does not include outstanding shares of previously awarded restricted stock.
(2)	Includes 1,145,058 options or other share-based awards available under our 2008 Equity Incentive Plan and 76,590 shares available under our ESPP as of December 31, 2010.

Further information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

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
2.2
Agreement for the sale and purchase of the entire issued share capital of Purpose UK Holdings Limited and certain shares in MEM Holdings Limited, dated December 31, 2010, among CCRT International Holdings B.V., CompuCredit Holdings Corporation, Dollar Financial U.K. Limited and Dollar Financial Corp.
Filed herewith
3.1		Articles of Incorporation.	June 8, 2009, Proxy Statement/Prospectus, Annex B
3.2		Bylaws.	August 10, 2009, Form 10-Q, exhibit 3.1
4.1		Form of common stock certificate.	July 7, 2009, Form 8-K, exhibit 3.3
4.2		Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	May 31, 2005, Form 8-K, exhibit 4.1
4.3		Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	July 7, 2009, Form 8-K, exhibit 4.1
4.4		Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	November 28, 2005, Form 8-K, exhibit 4.1
4.5		Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	July 7, 2009, Form 8-K, exhibit 4.2
10.1		Stockholders Agreement dated as of April 28, 1999.	January 18, 2000, Form S-1, exhibit 10.1
10.2	†	2008 Equity Incentive Plan	April 16, 2008, Schedule 14A, Appendix A
10.2	(a)†	Form of Restricted Stock Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.2
10.2	(b)†	Form of Restricted Stock Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.3
10.2	(c)†	Form of Stock Option Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.4
10.2	(d)†	Form of Stock Option Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.5
10.2	(e)†	Form of Restricted Stock Unit Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.6
10.2	(f)†	Form of Restricted Stock Unit Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.7
10.3	†	Amended and Restated Employee Stock Purchase Plan.	April 16, 2008, Schedule 14A, Appendix B
10.4	†	Amended and Restated Employment Agreement for Richard R. House, Jr.	December 29, 2008, Form 8-K, exhibit 10.4
10.4	(a)†	Restricted Stock Agreement, dated May 9, 2006 between CompuCredit Holdings Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.1
10.4	(b)†	Option Agreement, dated May 9, 2006 between CompuCredit Holdings Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.2

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated (1)
10.5	†	Amended and Restated Employment Agreement for David G. Hanna.	December 29, 2008, Form 8-K, exhibit 10.1
10.6	†	Amended and Restated Employment Agreement for Richard W. Gilbert.	December 29, 2008, Form 8-K, exhibit 10.3
10.7	†	Amended and Restated Employment Agreement for J.Paul Whitehead, III.	December 29, 2008, Form 8-K, exhibit 10.2
10.8	†	Consulting Agreement for Krishnakumar Srinivasan	April 7, 2010, Form 8-K, exhibit 10.1
10.9	†	Outside Director Compensation Package.	November 5, 2010, Form 10-Q, exhibit 10.1
10.10		Amended and Restated Affinity Card Agreement, dated as of December 5, 2005, with Columbus Bank and Trust Company.	December 7, 2005, Form 8-K, exhibit 10.1
10.10	(a)	Pledge and Security Agreement, dated as of September 23, 2002, in favor of Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.2
10.10	(b)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.3
10.10	(c)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.4
10.10	(d)	Shareholders Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.5
10.11		Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	November 14, 2000, Form 10-Q, exhibit 10.1
10.11	(a)	First Amendment to Master Indenture dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.1(a)
10.11	(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)
10.11	(c)	Third Amendment to Master Indenture dated as of March 18, 2002.	March 1, 2004, Form 10-K, exhibit 10.9(c)
10.11	(d)	Form of Indenture Supplement.	November 22, 2000, Form 10-Q/A, exhibit 10.1(b)
10.11	(e)	Amended and Restated Series 2004-One Indenture Supplement, dated March 1, 2010, to the Master Indenture.	June 25, 2010, Form 8-K/A, exhibit 10.2

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings unless Otherwise Indicated (1)
10.11	(f)	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 24, 2003, Form 10-K, exhibit 10.11
10.11	(g)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.2(a)
10.11	(h)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.11	(i)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)
10.11	(j)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)
10.11	(k)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)
10.11	(l)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)
10.11	(m)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)
10.11	(n)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004.	March 2, 2006, Form 10-K, exhibit 10.10(o)
10.11	(o)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(p)
10.12
Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CompuCredit Funding Corp., CompuCredit Corporation, and CompuCredit Credit Card Master Note Business Trust.
June 25, 2010, Form 8-K/A, exhibit 10.1
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
August 1, 2007, Form 10-Q, exhibit 10.7
10.18		Assumption Agreement dated June 30, 2009 between CompuCredit Holdings Corporation and CompuCredit Corporation	July 7, 2009, Form 8-K, exhibit 10.1

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings unless Otherwise Indicated (1)
10.19		Amended and Restated Loan and Security Agreement, dated November 19, 2007 among JRAS, LLC and CapitalSource Finance.	March 5, 2010, Form 10-K, exhibit 10.19
10.19	(a)	First Amendment to Amended and Restated Loan and Security Agreement dated April 18, 2008.	March 5, 2010, Form 10-K, exhibit 10.19(a)
10.19	(b)	Second Amendment to Amended and Restated Loan and Security Agreement dated September 11, 2008.	March 5, 2010, Form 10-K, exhibit 10.19(b)
10.19	(c)	Third Amendment to Amended and Restated Loan and Security Agreement dated July 15, 2009.	March 5, 2010, Form 10-K, exhibit 10.19(c)
10.19	(d)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated January 22, 2010.	March 5, 2010, Form 10-K, exhibit 10.19(d)
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of BDO USA, LLP.	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith
99.1		Charter of the Audit Committee of the Board of Directors.	Filed herewith
99.2		Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2

†	Management contract, compensatory plan or arrangement.
(1)	Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (File No. 000-25751), our successor issuer.

Report of Independent Registered Public Accounting Firm

The Board of Directors

CompuCredit Holdings Corporation

We have audited the accompanying consolidated balance sheets of CompuCredit Holdings Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCredit Holdings Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for previously unconsolidated credit card receivable securitization trusts in 2010 due to the adoption on January 1, 2010 of Financial Accounting Standards Board (“FASB”) Statements No. 166, "Accounting for Transfers of Financial Assets – An Amendment to Statement No. 140," and No. 167, "Amendments to FASB Interpretation No. 46(R)," (as codified under ASC 810 and 860) thereby resulting in prospective consolidation of the trusts.

/s/ BDO USA, LLP
Atlanta, Georgia
March 3, 2011

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2010	2009
Assets
Cash and cash equivalents (including restricted cash of $36,023 and $5,636 at December 31, 2010 and 2009, respectively)	$104,954	$190,655
Securitized earning assets	—	36,514
Loans and fees receivable:
Loans and fees receivable, net (of $4,591 and $7,030 in deferred revenue and $9,282 and $15,030 in allowances for uncollectible loans and fees receivable at December 31, 2010 and 2009, respectively)	50,805	70,928
Loans and fees receivable pledged as collateral under structured financings, net (of $15,912 and $33,864 in deferred revenue and $28,340 and $38,414 in allowances for uncollectible loans and fees receivable at December 31, 2010 and 2009, respectively)	118,801	214,439
Loans and fees receivable, at fair value	12,437	42,299
Loans and fees receivable pledged as collateral under structured financings, at fair value	373,155	—
Investments in previously charged-off receivables	29,889	29,669
Investments in securities	64,317	2,629
Deferred costs, net	3,151	4,432
Property at cost, net of depreciation	15,893	32,263
Investments in equity-method investees	8,279	13,517
Intangibles, net	2,378	2,816
Goodwill	—	43,422
Income tax asset, net	—	32,695
Prepaid expenses and other assets	16,591	32,554
Assets held for sale	80,259	—
Total assets	$880,909	$748,832
Liabilities
Accounts payable and accrued expenses	$50,861	$67,295
Notes payable associated with structured financings, at face value	96,905	164,368
Notes payable associated with structured financings, at fair value	370,544	—
Convertible senior notes (Note 13)	229,844	307,573
Deferred revenue	1,413	1,875
Income tax liability	60,411	—
Liabilities related to assets held for sale	9,114	—
Total liabilities	819,092	541,111

Commitments and contingencies (Note 14)

Equity
Common stock, no par value, 150,000,000 shares authorized: 46,217,050 shares issued and 37,997,708 shares outstanding at December 31, 2010 (including 2,252,388 loaned shares to be returned); and 58,596,545 shares issued and 49,970,111 shares outstanding at December 31, 2009 (including 2,252,388 loaned shares to be returned)	—	—
Additional paid-in capital	408,751	500,064
Treasury stock, at cost, 8,219,342 and 8,626,434 shares at December 31, 2010 and 2009, respectively	(208,696)	(219,714)
Accumulated other comprehensive loss	(5,608)	(3,293)
Retained deficit	(151,609)	(87,740)
Total shareholders’ equity (Note 2)	42,838	189,317
Noncontrolling interests (Note 2)	18,979	18,404
Total equity	61,817	207,721
Total liabilities and equity (Note 2)	$880,909	$748,832

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2010	2009
Interest income:
Consumer loans, including past due fees	$262,576	$75,563
Other	1,259	1,175
Total interest income	263,835	76,738
Interest expense	(58,631)	(41,873)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	205,204	34,865
Fees and related income on earning assets	410,824	126,677
Losses upon charge off of loans and fees receivable recorded at fair value	(464,809)	(14,408)
Provision for losses on loans and fees receivable recorded at net realizable value	(46,659)	(62,062)
Net interest income, fees and related income on earning assets	104,560	85,072
Other operating income (loss):
Loss on securitized earning assets	—	(546,066)
Servicing income	6,880	104,981
Ancillary and interchange revenues	10,955	17,917
Gain on repurchase of convertible senior notes	28,787	1,421
Gain on buy-out of equity-method investee members	—	20,990
Equity in loss of equity-method investees	(9,584)	(16,881)
Total other operating income (loss)	37,038	(417,638)
Other operating expense:
Salaries and benefits	33,604	51,441
Card and loan servicing	125,180	199,436
Marketing and solicitation	6,665	6,861
Depreciation	11,964	18,989
Goodwill impairment	19,730	20,000
Foreign currency transaction (gain) losses	(34)	28,531
Other	60,623	86,920
Total other operating expense	257,732	412,178
Loss from continuing operations before income taxes	(116,134)	(744,744)
Income tax benefit	1,924	183,977
Loss from continuing operations	(114,210)	(560,767)
Discontinued operations:
Income from discontinued operations before income taxes	26,435	12,978
Income tax expense	(7,170)	(3,561)
Income from discontinued operations	19,265	9,417
Net loss	(94,945)	(551,350)
Net (income) loss attributable to noncontrolling interests (including $3,501 and $3,454 of income associated with noncontrolling interests in discontinued operations in 2010 and 2009, respectively)	(2,559)	10,461
Net loss attributable to controlling interests	$(97,504)	$(540,889)
Loss from continuing operations attributable to controlling interests per common share—basic	$(2.85)	$(11.47)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(2.85)	$(11.47)
Income from discontinued operations attributable to controlling interests per common share—basic	$0.40	$0.13
Income from discontinued operations attributable to controlling interests per common share—diluted	$0.40	$0.13
Net loss attributable to controlling interests per common share—basic	$(2.45)	$(11.34)
Net loss attributable to controlling interests per common share—diluted	$(2.45)	$(11.34)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Years Ended December 31, 2010 and 2009
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Noncontrolling Interests	Comprehensive Loss	Total Equity
Balance at December 31, 2008 (as adjusted)	59,947,301	$—	$522,571	$(222,310)	$(31,431)	$453,149	$24,878		$746,857
Use of treasury stock for stock-based compensation plans	(152,991)	—	(2,738)	2,738	—	—	—		—
Issuance of restricted stock	200,916	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	8,978	—	—	—	—		8,978
Purchase of treasury stock	—	—	—	(142)	—	—	—		(142)
Tax effects of stock-based compensation plans	—	—	(1,581)	—	—	—	—		(1,581)
Settlement of contingent earn-out as referenced in Note 7, “Goodwill and Intangible Assets”	—	—	(1,596)	—	—	—	5,431		3,835
Repurchase of noncontrolling interests	—	—	(1,710)	—	—	—	(511)		(2,221)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(931)		(931)
Dividend	—	—	(23,860)	—	—	—	—		(23,860)
Retirement of shares	(1,398,681)	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	(540,889)	(10,461)	$(551,350)	(551,350)
Foreign currency translation adjustment, net of tax	—	—	—	—	28,138	—	(2)	28,136	28,136
Comprehensive loss	—	—	—	—	—	—	—	$(523,214)	—
Balance at December 31, 2009	58,596,545	—	500,064	(219,714)	(3,293)	(87,740)	18,404		207,721
Cumulative effect of accounting pronouncement adoption (see Note 2)	—	—	—	—	—	34,449	3,231		37,680
Use of treasury stock for stock-based compensation plans	(336,316)	—	(10,893)	11,707	—	(814)	—		—
Issuance of restricted stock	137,425	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	8,739	—	—	—	—		8,739
Purchase of treasury stock	—	—	—	(689)	—	—	—		(689)
Repurchase of noncontrolling interests	—	—	(3,895)	—	—	—	(4,110)		(8,005)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(1,105)		(1,105)
Retirement of shares	(12,180,604)		(85,264)	—	—	—	—		(85,264)
Net loss	—	—	—	—	—	(97,504)	2,559	$(94,945)	(94,945)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,315)	—	—	(2,315)	(2,315)
Comprehensive loss	—	—	—	—	—	—	—	$(97,260)	—
Balance at December 31, 2010	46,217,050	$—	$408,751	$(208,696)	$(5,608)	$(151,609)	$18,979		$61,817

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	For the Year Ended December 31,
	2010	2009
Net loss	$(94,945)	$(551,350)
Other comprehensive loss:
Foreign currency translation adjustment	(2,315)	40,042
Income tax expense related to other comprehensive income	—	(11,906)
Comprehensive loss	(97,260)	(523,214)
Comprehensive (income) loss attributable to noncontrolling interests	(2,559)	10,463
Comprehensive loss attributable to controlling interests	$(99,819)	$(512,751)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	For the Year Ended December 31,
	2010	2009
Operating activities
Net loss	$(94,945)	$(551,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	13,581	20,139
Impairment of goodwill	19,730	23,483
Losses upon charge off of loans and fees receivable recorded at fair value	464,809	14,408
Provision for losses on loans and fees receivable	72,036	80,633
Amortization and impairment of intangibles	438	1,731
Accretion of deferred revenue	(462)	(21,616)
Accretion of discount on convertible senior notes	8,939	10,213
Stock-based compensation expense	8,739	8,978
Retained interests adjustments, net	—	937,880
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(263,211)	—
Unrealized gain on trading securities	(40)	(276)
Deferred tax benefit	(1,785)	(71,042)
Gain on repurchase of convertible senior notes	(28,787)	(1,421)
Loss on equity-method investments	9,584	16,881
Gain on buy-out of equity-method investee members	—	(20,990)
Changes in assets and liabilities, exclusive of business acquisitions:
Increase in uncollected fees on non-securitized earning assets	(13,648)	(12,382)
Decrease (increase) in JRAS auto loans receivable	36,818	(16,653)
Decrease in deferred costs	863	1,690
Increase (decrease) in current income tax liability	100,790	(109,910)
Decrease in prepaid expenses	14,248	14,574
Decrease in accounts payable and accrued expenses	(14,869)	(53,825)
Other	2,683	16,791
Net cash provided by operating activities	335,511	287,936
Investing activities
Purchase of third-party interest in equity-method investee	—	(19,542)
(Increase) decrease in restricted cash	(16,305)	14,277
Proceeds from equity-method investees	6,424	42,236
Investments in securitized earning assets	—	(492,126)
Proceeds from securitized earning assets	—	300,523
Investments in earning assets	(1,068,078)	(907,760)
Proceeds from earning assets	1,255,240	952,056
Acquisitions of assets	—	(621)
Purchases and development of property, net of disposals	(3,860)	(3,591)
Net cash provided by (used in) investing activities	173,421	(114,548)
Financing activities
Noncontrolling interests distributions, net	(1,105)	(931)
Dividends	—	(23,860)
Purchase of treasury stock	(689)	(142)
Purchases of noncontrolling interests	(8,005)	(3,317)
Purchase of outstanding stock subject to tender offer	(85,264)	—
Proceeds from borrowings	9,676	193,500
Repayment of borrowings	(522,294)	(231,226)
Net cash used in financing activities	(607,681)	(65,976)
Effect of exchange rate changes on cash	(920)	3,092
Net (decrease) increase in unrestricted cash	(99,669)	110,504
Unrestricted cash and cash equivalents at beginning of year	185,019	74,515
Unrestricted cash and cash equivalents at end of year	$85,350	$185,019
Supplemental cash flow information
Effect of adoption of accounting pronouncements on restricted cash	$(14,082)	$—
Unrestricted cash included in assets held for sale	$16,419	$—
Cash paid for interest	$50,444	$32,756
Net cash income tax (refunds) payments	$(93,760)	$632
Supplemental non-cash information
Settlement of contingent earn-out	$—	$5,553
Notes payable associated with capital leases	$447	$1,067
Issuance of stock options and restricted stock	$1,127	$1,356

See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of CompuCredit Holdings Corporation and those entities we control, principally our majority-owned subsidiaries. We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We have contracted with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards, and we have purchased the receivables relating to such credit card accounts on a daily basis. Today we manage the portfolios that we previously originated or acquired and are not currently offering new credit cards on a broad basis.  Our product and service offerings also include:  small-balance, short-term cash advance loans that typically are due on the customer’s next payday—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans made through our Month End Money (“MEM”) U.K. Internet micro-loan operations that are classified as held for sale as noted below) for 30 days or less and to which we refer as “micro-loans;” installment loans, title loans, and other credit products; and money transfer, bill payment, and other financial services.  We market these loans and products through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin and over the Internet in the U.S. Similarly, our held-for-sale MEM operations market these cash advance loans over the Internet in the U.K.  We also are servicing a portfolio of auto finance receivables that we previously originated through franchised and independent auto dealers and purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business. Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from third parties, our equity method investees and us. We reflect these business lines within five reportable segments by which we manage our business:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans. See Note 4, “Segment Reporting,” for further details.

On December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in MEM to Dollar Financial Corp for $195.0 million. Our net pre-tax proceeds from the sale are estimated to be $160.0 million after the purchase of minority shares and other transaction-related expenditures. The transaction is subject to U.K. regulatory approval and a financing condition and is expected to close in April 2011. In accordance with applicable accounting literature, we have classified the net assets and liabilities of our MEM business operations as held for sale in our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations in all periods presented within our consolidated statements of operations.

On June 30, 2009, we completed a reorganization through which CompuCredit Corporation, our former parent company, became a wholly owned subsidiary of CompuCredit Holdings Corporation (to which we refer in our consolidated financial statements on occasion as simply “CompuCredit”). We effected this reorganization through a merger pursuant to an Agreement and Plan of Merger, dated as of June 2, 2009, by and among CompuCredit Corporation, CompuCredit Holdings Corporation and CompuCredit Merger Sub, Inc., and as a result of the reorganization, each outstanding share of CompuCredit Corporation common stock was automatically converted into one share of CompuCredit Holdings Corporation common stock.

As a result of the reorganization, CompuCredit Corporation common stock is no longer publicly traded, and CompuCredit Holdings Corporation common stock commenced trading on the NASDAQ Global Select Market on July 1, 2009 under the symbol “CCRT,” the same symbol under which CompuCredit Corporation common stock was previously listed and traded.

The post-reorganization consolidated financial statements presented herein are presented on the same basis as and can be compared to the consolidated financial statements reported in CompuCredit Corporation’s prior quarterly and annual reports filed with the Securities and Exchange Commission (the “SEC”), with the exception of and as adjusted by the retrospective application of two new accounting pronouncements discussed below.

In connection with our consideration of a potential spin-off of our U.S. and U.K. micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc. (“Purpose Financial”), filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments most recently on November 30, 2010.  The spin-off remains subject to a number of conditions, including, among others:

•	resolution of the pending MEM sale transaction in accordance with the aforementioned agreement to sell those operations;

•	a recommendation by our management to our Board of Directors to approve the spin-off;

•	approval from our Board of Directors;

•	the SEC’s declaration of Purpose Financial’s registration statement on Form 10 to be effective;

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and these principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheet at December 31, 2010, as well as the reported fair value of our securitized earning assets on our consolidated balance sheet at December 31, 2009; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations for the year ended December 31, 2010, as well as our reported loss on retained interests in credit card receivables securitized which is a component of loss on securitized earning assets on our consolidated statement of operations for the year ended December 31, 2009. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations.

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

Restricted Cash

Restricted cash (included as a component of cash and cash equivalents) as of December 31, 2010 and 2009 includes (1) certain collections on receivables within our Credit Cards segment (only as of the December 31, 2010 consolidated balance sheet date pursuant to the accounting rules changes described in “Asset Securitization” below) and certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to noteholders under our debt facilities, and (2) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

 Asset Securitization

At December 31, 2009, most of our credit card receivables were held by off-balance-sheet securitization trusts.  In June 2009, however, the Financial Accounting Standards Board (the “FASB”) issued new accounting rules that resulted in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities are presented as assets and liabilities on our consolidated balance sheet as of December 31, 2010. Throughout the notes to our consolidated financial statements, we use the term “securitizations” to refer to pre-2010 activities of our then-categorized off-balance-sheet securitization trusts (qualifying special purposes entities, or “QSPEs”). In contrast, we use the term “structured financings” to refer to non-recourse, asset-backed, on-balance-sheet debt financings either undertaken prior to 2010 or as accounted for under new accounting guidance effective as of January 1, 2010.

When we sold our receivables in securitizations, we retained certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although we continued to service the underlying credit card accounts and the customer relationships, we treated these securitizations as sales, and the securitized receivables were not reflected on our consolidated balance sheets in pre-2010 years. The retained ownership interests and I/O strips associated with receivables sold in our securitizations were included in securitized earning assets on the face of our pre-2010 consolidated balance sheets.

Under applicable pre-2010 accounting guidance, we recognized gains at the time of each receivable (or “financial asset”) sale. These gains depended on the previous carrying amount of the financial assets sold and the fair value of the assets and cash proceeds received. The cash flows used to measure the gains represented estimates of payment rates, collectible finance charges and fees, credit losses, servicing fees and interest costs payable out of the securitization trusts and any required amortizing principal payments to investors.

We initially recorded a servicing asset or servicing liability within a securitization structure when the servicing fees we expected to receive did not represent adequate compensation for servicing the receivables. We recorded these initial servicing assets and servicing liabilities at estimated fair market value, and then we evaluated and updated our estimates of the fair values at the end of each pre-2010 financial reporting period. We included changes in these fair values within fees and related loss on securitized earning assets on our pre-2010 consolidated statements of operations (and more specifically as a component of loss on retained interests in credit card receivables securitized as scheduled in Note 8, “Securitizations”), with our recording of our actual servicing expenses into operations as they were incurred. Because quoted market prices generally were not available for our servicing assets and servicing liabilities, we estimated fair values based on the estimated present value of future cash flows using our best estimates of key assumptions as outlined in Note 8, “Securitizations.”  We netted our servicing assets and servicing liabilities together in our determination of securitized earning assets on our pre-2010 consolidated balance sheets. In accordance with applicable pre-2010 accounting literature we did not consolidate any of the QSPEs that participated in our securitizations.

We accounted for our retained interests in securitized credit card receivables as trading securities and elected to report them at estimated fair values under applicable accounting literature, with changes in fair values included in our pre-2010 consolidated statements of operations. The estimates we used to determine the gains and losses and the related fair values of I/O strips and retained interests were influenced by factors outside of our control, and such estimates changed from period to period. We included the income effects of I/O strip and retained interest valuations within fees and related loss on securitized earning assets on our pre-2010 consolidated statements of operations (and more specifically as a component of loss on retained interests in credit card receivables securitized as scheduled in Note 8, “Securitizations”).

At the end of each pre-2010 reporting period, we reflected “accrued interest and fees” on securitized receivables at fair value within securitized earning assets on our pre-2010 consolidated balance sheets; these accrued interest and fees represented the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we securitized. We also included at fair value within our securitized earning assets the estimated collectible portion of finance charges and fees billed to cardholders within the securitized portfolios but then not yet collected (our “retained interests in finance charge receivables”) at each pre-2010 reporting period end.

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

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, at fair value; (2) loans and fees receivable pledged as collateral under structured financings, at fair value; (3) loans and fees receivable, net; and (4) loans and fees receivable pledged as collateral under structured financings, net.

Loans and Fees Receivable, at Fair Value.  Our loans and fees receivable, at fair value, represent our de-securitized and reconsolidated lower-tier credit card receivables that are valued at fair value in our consolidated financial statements, while our loans and fees receivable pledged as collateral under structured financings, at fair value, represent the receivables underlying our remaining credit card securitization trusts that were consolidated pursuant to accounting rules changes on January 1, 2010. Further details concerning our loans and fees receivable held at fair value are presented within Note 9, “Fair Value of Assets and Liabilities.”

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with our retail and U.S. Internet micro-loan activities, credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program, and our auto finance businesses (the receivables of our auto finance businesses being separately categorized as pledged as collateral for non-recourse asset-backed structured financing facilities).  Our balance transfer program receivables are included as a component of our Credit Card segment data and aggregated $14.5 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 2.6% of our consolidated loans and fees receivable (net or at fair value) as of December 31, 2010.  All of our loans and fees receivable, net with the exception of those loans associated with our auto finance businesses, are generally unsecured.  Loans associated with our auto finance businesses are generally secured by the underlying automobiles in which we hold the vehicle title.

As applicable, we show loans and fees receivable net of both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) in accordance with applicable accounting rules.

Loans and fees receivable associated with our micro-loan activities primarily include principal balances and associated fees due from customers (such fees being recognized as earned—generally over a two-week period in the case of our retail and U.S. Internet operations). Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of loan discounts which we recognize over the life of each loan.

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

The components of our categories of loans and fees receivable carried at net realizable value (in millions and excluding as detailed in the table below those of our MEM operations, which we classify within assets held for sale) as of the date of each of our consolidated balance sheets are as follows:

	Balance at December 31, 2009	Additions	Subtractions	Transfer to Assets Held for Sale	Balance at December 31, 2010
Loans and fees receivable, gross	$379.7	$1,169.9	$(1,275.4)	$(46.5)	$227.7
Deferred revenue	(40.9)	(97.0)	112.2	5.2	(20.5)
Allowance for uncollectible loans and fees receivable	(53.4)	(72.0)	79.3	8.5	(37.6)
Loans and fees receivable, net	$285.4	$1,000.9	$(1,083.9)	$(32.8)	$169.6

	Balance at December 31, 2008	Additions	Subtractions	Balance at December 31, 2009
Loans and fees receivable, gross	$439.7	$1,047.7	$(1,107.7)	$379.7
Deferred revenue	(43.2)	(73.7)	76.0	(40.9)
Allowance for uncollectible loans and fees receivable	(55.8)	(78.9)	81.3	(53.4)
Loans and fees receivable, net	$340.7	$895.1	$(950.4)	$285.4

As of December 31, 2010 and 2009, the weighted average remaining accretion periods for the $20.5 million and $40.9 million, respectively, of deferred revenue reflected in the above tables were 16.6 and 25.8 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Year Ended December 31, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(5.0)	$(10.0)	$(38.4)	$—	$(53.4)
Provision for loan losses	(4.4)	(39.0)	(28.5)	(0.1)	(72.0)
Charge offs	6.8	36.2	46.5	—	89.5
Recoveries	(1.4)	(0.9)	(7.9)	—	(10.2)
Transfer to assets held for sale	—	8.5	—	—	8.5
Balance at end of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Balance at end of period individually evaluated for impairment	$—	$—	$(1.2)	$—	$(1.2)
Balance at end of period collectively evaluated for impairment	$(4.0)	$(5.2)	$(27.1)	$(0.1)	$(36.4)
Loans and fees receivable:
Loans and fees receivable, gross	$18.7	$45.6	$163.1	$0.3	$227.7
Loans and fees receivable individually evaluated for impairment	$—	$—	$1.9	$—	$1.9
Loans and fees receivable collectively evaluated for impairment	$18.7	$45.6	$161.2	$0.3	$225.8

For the Year Ended December 31, 2009	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(0.2)	$(8.2)	$(47.4)	$—	$(55.8)
Provision for loan losses	(6.6)	(29.8)	(42.4)	—	(78.8)
Charge offs	2.1	29.0	56.4	—	87.5
Recoveries	(0.3)	(1.0)	(5.0)	—	(6.3)
Transfer to assets held for sale	—	—	—	—	—
Balance at end of period	$(5.0)	$(10.0)	$(38.4)	$—	$(53.4)
Balance at end of period individually evaluated for impairment	$—	$—	$(2.0)	$—	$(2.0)
Balance at end of period collectively evaluated for impairment	$(5.0)	$(10.0)	$(36.4)	$—	$(51.4)
Loans and fees receivable:
Loans and fees receivable, gross	$18.0	$75.0	$286.7	$—	$379.7
Loans and fees receivable individually evaluated for impairment	$—	$—	$12.8	$—	$12.8
Loans and fees receivable collectively evaluated for impairment	$18.0	$75.0	$273.9	$—	$366.9

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	For the Year Ended December 31,
	2010	2009
Current loans receivable	$189.9	$290.0
Current fees receivable	7.7	12.4
Delinquent loans and fees receivable	30.1	77.3
Loans and fees receivable, gross	$227.7	$379.7

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans that we did not collect on the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable and typically are charged off 90 days from the point they become delinquent for our micro-loan receivables, 180 days from the point they become delinquent for our auto finance and credit card receivables, or sooner if facts and circumstances earlier indicate non-collectability.  Recoveries on accounts previously charged off effectively offset our provision for loan losses in our accompanying consolidated statements of operations.

An aging of our delinquent loans and fees receivable, gross (in millions) as of December 31, 2010 and 2009 is as follows:

As of December 31, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-30 days past due	$0.8	$3.6	$11.6	$—	$16.0
31-60 days past due	0.7	2.2	4.3	—	7.2
61-90 days past due	1.8	1.4	3.7	—	6.9
Delinquent loans and fees receivable, gross	$3.3	$7.2	$19.6	$—	$30.1
Current loans and fees receivable, gross	$15.4	$38.4	$143.5	$0.3	$197.6
Total loans and fees receivable, gross	$18.7	$45.6	$163.1	$0.3	$227.7
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$2.7	$—	$2.7

As of December 31, 2009	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-30 days past due	$0.7	$4.7	$35.6	$—	$41.0
31-60 days past due	0.6	2.5	13.2	—	16.3
61-90 days past due	1.4	2.4	16.2	—	20.0
Delinquent loans and fees receivable, gross	$2.7	$9.6	$65.0	$—	$77.3
Current loans and fees receivable, gross	$15.3	$65.4	$221.7	$—	$302.4
Total loans and fees receivable, gross	$18.0	$75.0	$286.7	$—	$379.7
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$14.3	$—	$14.3

Investments in Previously Charged-Off Receivables

Through Jefferson Capital, our debt collections subsidiary, we pursue, competitively bid for and acquire previously charged-off credit card receivables. Although our receivables acquisitions from third parties currently account for over 66% of our outstanding investments in previously charged-off receivables, a majority of our historic acquisitions of previously charged-off credit card receivables have been from trusts underlying our securitizations (as such term is used in reference to pre-2009 years) and structured financings. As servicer for the receivables within these trusts, we subject sales of previously charged-off receivables to a competitive bid process involving other potential third-party portfolio purchasers to ensure that sales to our Investments in Previously Charged-Off Receivables segment are at fair market prices.

We establish static pools consisting of homogenous previously charged-off accounts and receivables for each acquisition by our debt collections business. Once a static pool is established, we do not change the receivables within the pool. Further, we record each static pool at cost and account for each pool as a single unit for payment application and income recognition purposes, thereby applying the cost recovery method on a portfolio-by-portfolio basis. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that are charged as operating expenses without any offsetting income amounts. In addition, we perform an impairment test on each static pool each quarter; if the remaining forecasted collections are less than our current carrying value and reflect an other-than-temporary impairment, we record an impairment charge.

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Year Ended December 31,
	2010	2009
Unrecovered balance at beginning of period	$29,669	$47,676
Acquisitions of defaulted accounts	30,548	45,889
Cash collections	(62,621)	(95,011)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations) (1)	32,293	31,115
Unrecovered balance at end of period	$29,889	$29,669

(1)	Amount includes $21.2 million in accretion in 2009 associated with the culmination of the Encore forward flow agreement.

Previously charged-off receivables held as of December 31, 2010 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At December 31, 2010, $9.9 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.  Although we eliminate all intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 1.1% of our consolidated total assets.

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

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 60 months for normal delinquency charged-off accounts and approximately 84 months for Chapter 13 Bankruptcies. Our estimated remaining collections on the $29.9 million unrecovered balance of our investments in previously charged-off receivables as of December 31, 2010 amount to $133.5 million, of which we expect to collect 41.9% over the next 12 months, with the balance to be collected thereafter.

Comparisons of data as of and for the year ended December 31, 2010 with data as of and for the year ended December 31, 2009 are affected by a 2005 forward flow contract into which our Investment in Previously Charged-off Receivables segment had entered to sell previously charged-off receivables to Encore Capital Group, Inc. (“Encore”)—a forward flow contract that subsequently terminated in the third quarter of 2009. In that quarter, we resolved disputes that had arisen with Encore under the contract, thereby resulting in the recognition of $21.2 million in then-deferred revenue in the third quarter of 2009 and a corresponding release of $8.7 million in escrowed restricted cash—both in exchange for Encore’s purchase of previously charged-off credit card receivables that had been offered to Encore throughout the period covered by the forward flow agreement (and that had built up on our consolidated balance sheet throughout the latter half of 2008 and through September 2009) and Encore’s resumed offering of volumes of previously charged-off receivables it has purchased for placement under our balance transfer program. Inclusive of all liabilities extinguished and amounts received and paid in connection with our settlement with Encore, the settlement resulted in a net pre-tax gain of $11.0 million on our consolidated statement of operations for the year ended December 31, 2009.

Investments in Securities

We periodically invest in both marketable and non-marketable debt and equity securities, some of which we classify as trading securities and with respect to which we include realized and unrealized gains and losses in earnings, and some of which we classify as held to maturity or available for sale.  Additionally, we occasionally have received distributions of debt securities from our equity-method investees ($0.3 million held at December 31, 2010), and we have classified such distributed debt securities as held to maturity. As appropriate, we may invest in securities we believe provide returns in excess of those realized in our cash accounts.  Such was the case in 2010 during which we invested in publicly traded bond funds whose investment objectives are to invest in highly rated, investment-grade securities.  The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of December 31,
	2010	2009
Held to maturity:
Investments in non-marketable debt securities	$2,414	$2,060
Available for sale:
Investments in non-marketable debt securities	4,087	—
Investments in non-marketable equity securities	1,500	—
Trading:
Investments in marketable debt securities	55,770	—
Investments in marketable equity securities	546	569
Total investments in securities	$64,317	$2,629

The above schedule and our investments in securities category on our consolidated balance sheets excludes (1) non-marketable equity securities for which we have the ability to exercise significant influence, which we classify within our investments in equity-method investees category on our consolidated balance sheets and which are separately addressed in Note 6, “Investments in Equity-Method Investees.” We evaluate all of our debt and equity securities that we classify as held to maturity or as available for sale (whether we account for them on a cost or equity method) for impairment at such times as are required under applicable accounting rules, and we record other-than-temporary declines in the value of such securities (except for those declines of debt securities that are not credit-loss-related) as losses within our fees and related income on earning assets category on our consolidated statements of operations. Although to date we have never experienced any, non-credit-loss-related, other-than-temporary declines in the values of debt securities that we classify as held to maturity or as available for sale, we would report any such declines within consolidated other comprehensive income, rather than within our consolidated statements of operations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. Also included are (1) various deposits (totaling $1.1 million and $6.2 million as of December 31, 2010 and 2009, respectively) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $0.4 million and $4.9 million as of December 31, 2010 and 2009, respectively, associated with our ongoing credit card efforts in the U.K.), (2) vehicle inventory ($0.6 million and $4.1 million as of December 31, 2010 and 2009, respectively) held by our buy-here, pay-here auto operations that we expense as cost of goods sold (within fees and related income on earning assets on our consolidated statements of operations) as we earn associated sales revenues, and (3) and deposits of $7.7 million and $10.0 million at December 31, 2010 and 2009, respectively, held at a former third-party issuing bank partner (Columbus Bank and Trust Company), the December 31, 2010 balance of which is to be returned to us upon notification by the Federal Deposit Insurance Corporation (the “FDIC”) to Columbus Bank and Trust Company of the FDIC’s concurrence with our computations of credits and refunds that we provided to credit card customers pursuant to our December 2008 settlement of litigation with the FDIC and the Federal Trade Commission (the “FTC”). Having fully complied with the FDIC and FTC restitution requirements through our provided cardholder credits and refunds, no contingencies to the release of the $7.7 million deposit exist beyond the communication by the FDIC to Columbus Bank and Trust Company of the FDIC’s concurrence with our provided restitution credits and refunds.

Deferred Costs

The principal components of our deferred costs have historically been unamortized costs associated with our issuances of convertible senior notes and other debt facilities and receivables origination activities. We generally amortize deferred costs associated with our convertible senior notes into interest expense over the expected life of the instruments; however, we accelerate the recovery of an appropriate pro-rata portion of these costs against gains on repurchases of our convertible senior notes. On January 1, 2009, we were required to adopt a GAAP pronouncement that resulted in the reclassification of $4.8 million of deferred loan costs associated with our convertible senior notes as a reduction to equity. See Note 13, “Convertible Senior Notes,” for additional effects of our adoption of this pronouncement. While currently insignificant since we have ceased substantially all credit card origination activities, we defer direct receivables origination costs for our credit card receivables and amortize them against credit card fee income on a straight-line basis over the privilege period, which is typically one year.

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

We record our property at cost less accumulated depreciation or amortization. We compute depreciation expense using the straight-line method over the estimated useful lives of our assets, which are approximately 40 years for buildings, five years for furniture, fixtures and equipment, and three years for software. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of their respective underlying leases.

We periodically review our property to determine if it is impaired, and we experienced no material impairments in 2009 or 2010.

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investments in two 33.3%-owned limited liability companies made during the fourth quarter of 2004 and our 47.5% investment in a limited liability company made during the first quarter of 2005. We record our respective interests in the losses or income of such investees within the equity in loss of equity-method investees category on our consolidated statements of operations for each period. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees.

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

During 2009, we acquired the remaining non-controlling interest in a limited liability company in which we previously held a 61.25% interest and which was classified under applicable accounting requirements as an equity-method investee at that date. Since our acquisition of this remaining non-controlling interest, we have consolidated the assets and liabilities of this entity within our consolidated balance sheets.

Similarly, in January 2011, we acquired an additional 47.5% interest in the 47.5% equity-method investee to which we referred above for a nominal price, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that we will consolidate the assets and liabilities of this entity within our consolidated balance sheets in all post-2010 financial reporting periods.

Intangibles

We amortize identifiable intangible assets over and in proportion to their estimated periods of benefit. The estimated benefit periods range from three years for customer and dealer relationships to three to five years for non-compete agreements. For those intangible assets such as trademarks and trade names that we determined have an indefinite benefit period, no amortization expense is recorded. We periodically (at least annually) evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment.  Intangibles impairment charges are included within the card and loan servicing costs category on our consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Goodwill is tested at least annually for impairment. During 2010 and 2009, we recorded goodwill impairment charges of $19.7 million and $23.5 million (of which $3.5 million is included in our loss from discontinued operations for 2009), respectively, to report goodwill at its fair value.

Because goodwill associated with our MEM operations is classified within assets held for sale on our consolidated balance sheet as of December 31, 2010 and because we wrote off all goodwill associated with our Retail Micro-Loans segment in 2010, we reported a zero balance for goodwill at December 31, 2010.

Reportable Segments

Based on applicable accounting requirements, we have identified five reportable segments:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance and Internet Micro-Loans. See Note 4, “Segment Reporting,” for further discussion of these segments.

Income Taxes

We conduct business globally, and as a result, one or more of our subsidiaries files federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and the Netherlands. With a few exceptions, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2007. Currently, we are under audit by various jurisdictions for various years, including by the Internal Revenue Service for the 2007 and 2008 tax years. Although the audits have not been concluded, we do not expect any changes to our reported tax positions in those years that would have a material effect on our consolidated financial statements.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $3.5 million in potential interest and penalties associated with uncertain tax positions during the year ended December 31, 2010, compared to $2.8 million during the year ended December 31, 2009.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such a reduction in the amount of $3.1 million and $2.5 million in the years ended December 31, 2010 and 2009, respectively, related to the closing of statutes of limitations.

Historically, we have not provided for U.S. income taxes on the undistributed earnings of our U.K. Internet micro-loan subsidiaries because we intended to reinvest these earnings indefinitely to finance foreign activities. We reached a conclusion during the fourth quarter of 2010, however, that we should begin to provide U.S. income taxes on the undistributed earnings of these subsidiaries as, given the pending sale of our MEM operations, we no longer intend to reinvest their earnings or the proceeds associated with the pending sale of our MEM operations indefinitely to finance foreign activities. This change in treatment had no effect on our income tax expense on our discontinued MEM operations, however, due to an offsetting release within our income tax expense on discontinued operations of valuation allowances that we maintain against net deferred tax assets.

Lease Termination

In May 2010, we exercised an option to terminate our lease obligation in one of the office buildings at the site of our headquarters operations—such exercise allowing us to pay $4.3 million in May 2011 to avoid an estimated $20.6 million of future operating lease, taxes and utilities payments through May 2022. The lease termination resulted in a $4.3 million charge to expense during the three months ended June 30, 2010.  The charge is included within the other category as a component of other operating expense on our consolidated statement of operations for the year ended December 31, 2010.

Fees and Related Income on Earning Assets

Fees and related income on non-securitized earning assets primarily include:  (1) lending fees associated with our U.S. retail and Internet micro-loan activities; (2) fees associated with our credit card receivables during periods in which we hold them on balance sheet; (3) changes in the fair value of loans and fees receivable recorded at fair value; (4) changes in fair value of notes payable associated with structured financings recorded at fair value; (5) income on our investments in previously charged-off receivables; (6) gross losses from auto sales within our Auto Finance segment; (7) gains associated with our investments in securities; and (8) gains realized in the third quarter of 2010 associated with our settlement of litigation with Columbus Bank and Trust, one of our former third-party credit card issuing bank partners, and its parent corporation Synovus Financial Corporation (collectively, “CB&T”) as further discussed in Note 14, “Commitments and Contingencies.”

  Fees associated with our credit card offerings in periods we have held them on balance sheet are similar in nature and in accounting treatment to those identified in Loss on Securitized Earning Assets discussed below.

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Year Ended December 31,
	2010	2009
Retail micro-loan fees	$73,076	$73,075
Internet micro-loan fees	1,935	633
Fees on credit card receivables held on balance sheet	24,384	101
Changes in fair value of loans and fees receivable recorded at fair value (1)	230,911	(1,096)
Changes in fair value of notes payable associated with structured financings recorded at fair value	32,300	—
Income on investments in previously charged-off receivables	32,293	31,115
Gross (loss) profit on auto sales	(2,290)	20,329
Gains on investments in securities	4,207	276
Gains upon litigation settlement with former third-party issuing bank partner	12,150	—
Other	1,858	2,244
Total fees and related income on earning assets	$410,824	$126,677

(1)
The above changes in fair value of loans and fees receivable recorded at fair value category excludes the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 9, “Fair values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

Loss on Securitized Earning Assets

Loss on securitized earning assets is the net of (1) securitization gains, (2) loss on retained interests in credit card receivables securitized and (3) returned-check, cash advance and certain other fees associated with our securitized credit card receivables, all of which are detailed (in thousands) in the following table. This category on our consolidated statement of operations is not applicable in 2010 given our consolidation of all of our former off-balance-sheet securitization trusts as required by accounting rules changes effective at the beginning of 2010.

For the Year Ended December 31, 2009
Securitization gains	$113,961
Loss on retained interests in credit card receivables securitized	(676,236)
Fees on securitized receivables	16,209
Total loss on securitized earning assets	$(546,066)

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, and prior to 2010, we recognized these fees as contributing to income from retained interests in credit card receivables securitized or as fees on securitized receivables when they were charged to the cardholders’ accounts. We accrete annual membership fees associated with our credit card receivables, and prior to 2010, such accretion was recorded as a contribution to our income from retained interests in credit card receivables securitized on a straight-line basis over the cardholder privilege period. We amortize direct receivables origination costs against fees on credit card receivables. See Asset Securitization above and Note 8, “Securitizations,” for further discussion on securitization gains and losses on retained interests in credit card receivables (including the effects of changes in retained interests’ valuations).

Ancillary and Interchange Revenues

While not broadly offered currently, during periods in which significant numbers of credit card accounts are open to cardholder purchases, we offer several ancillary products and services to our cardholder customers, including memberships, insurance products, subscription services and debt waiver. When we market our own products, we record the fees, net of estimated cancellations, as deferred revenue upon the customer’s acceptance of the product and we amortize them on a straight-line basis over the life of the product (which ranges from one to twelve months). When we market products for third parties under commission arrangements, we recognize the revenue when we earn it, which is generally during the same month the product is sold to the customer. We consider revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, we recognize our commission as ancillary product revenue. Additionally, we receive a portion of the merchant fee assessed by retail electronic payment network providers based on cardholder purchase volumes underlying credit card receivables, and we recognize these interchange fees as we receive them.

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

 Recent Accounting Pronouncements

In June 2010, the FASB issued new disclosure rules related to the allowance for credit losses and credit quality of financing receivables.  The new requirements are intended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses, including a roll-forward of activity in the allowance and disclosure about credit quality indicators, past due information, and modifications of its financing receivables.  The notes to our consolidated financial statements include these newly required disclosures given that they are required for interim and annual reporting periods ending on or after December 15, 2010.

In January 2010, the FASB issued new rules concerning fair value measurement disclosures.  The new disclosures will require that we discuss the valuation techniques and inputs used to develop our fair value measurements and the effect that unobservable inputs may have on those measurements. Additional disclosure enhancements include disclosures of transfers in and/or out of Level 1, 2 or 3 and the reasons for those transfers.  The enhanced disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of these new disclosure requirements that are effective for us in 2010 are reflected in our notes to our consolidated financial statements.

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

In June 2009, the FASB issued new accounting rules that, in addition to requiring certain new securitization and structured financing-related disclosures that we have incorporated into our consolidated financial statements, resulted in the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As a result of these new accounting rules, cash and credit card receivables held by our securitization trusts and debt issued from those entities will be presented as assets and liabilities on our consolidated balance sheet effective on that date. Moreover, after adoption of these new accounting rules, we will no longer reflect our securitization trusts’ results of operations within loss on retained interests in credit card receivables securitized, but instead report interest income and provisions for loan losses (as well as gains and/or losses associated with fair value changes) with respect to the credit card receivables held within our securitization trusts; similarly, we separately report interest expense (as well as gains and/or losses associated with fair value changes) with respect to the debt issued from the securitization trusts. Lastly, because we account for our securitization transactions under the new rules as secured borrowings rather than asset sales, we present the cash flows from these transactions as cash flows from financing activities, rather than as cash flows from investing activities. As noted on our consolidated statement of equity for 2010, our January 1, 2010 adoption of these rules resulted in an increase in total equity of $37.7 million.

In June 2009, the FASB issued new accounting rules that establish the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP. All previous GAAP standards have been superseded by the Codification. The Codification neither replaces nor affects rules and interpretive releases of the SEC under authority of federal securities laws. These new rules are effective for interim and annual financial statements issued for periods ending after September 15, 2009, and references to GAAP in the notes to our consolidated financial statements have been updated as a result.  Otherwise, the adoption of these new rules did not impact our consolidated financial statements.

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

3.	Discontinued Operations

On December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in MEM.  Subject to U.K. regulatory approval and a financing condition, the transaction is expected to close in April 2011.  In accordance with applicable accounting literature we have classified these business operations assets held for sale on our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations for all periods presented.

In May 2009, we discontinued our Retail Micro-Loans segment’s Arkansas operations based on regulatory opposition we faced within that state.

The following tables reflect (in thousands) the components of our discontinued operations:

	For the Year Ended December 31,
	2010	2009
Net interest income, fees and related income on non-securitized earning assets	$66,257	$48,273
Other operating expense	39,822	29,033
Asset impairments	—	2,779
Goodwill impairment	—	3,483
Income before income taxes	26,435	12,978
Income tax expense	(7,170)	(3,561)
Net income	$19,265	$9,417

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets held for sale and liabilities related to assets held for sale:
December 31, 2010
Assets held for sale:
Cash	$16,419
Loans and fees receivable, net of $5,218 in deferred revenue and $8,465 of allowances for uncollectible loans and fees receivable	32,786
Property at cost, net of depreciation	6,506
Prepaid expenses and other assets	1,537
Goodwill	23,011
Total assets held for sale	$80,259
Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$2,348
Income tax liability	6,766
Total liabilities related to assets held for sale	$9,114

There were no assets held for sale on our consolidated balance sheets as of December 31, 2009 related to our Retail Micro-Loans segment’s Arkansas operations.

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

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us and our equity-method investees. This segment includes the activities associated with substantially all of our credit card products. It also includes ancillary investment activities that are being undertaken by the management of our Credit Cards segment as it seeks to leverage its infrastructure into other credit products with similar characteristics to credit card lending and seeks to deploy underutilized management resources into other types of investments; these investments and activities currently are not material in nature or significance.

The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. Also, while insignificant currently, revenues (during previous periods of broad account origination and in which significant numbers of accounts were open to cardholder purchases) also have included those associated with (1) our sale of ancillary products such as memberships, insurance products, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

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

Prior to accounting rules changes requiring consolidation of our formerly off-balance-sheet credit card receivables securitization trusts effective January 1, 2010, substantially all of our credit card receivables were securitized through off-balance-sheet securitizations. In these securitizations, we sold the receivables to trusts, and generally recognized gains on such sales that we referred to as a securitization gains. Because we sold these receivables in accordance with applicable accounting standards in effect at the time, we removed them from our consolidated balance sheets. We recorded the operating activities associated with our securitized credit card receivables in the fees and related loss on securitized earning assets category in our consolidated statements of operations (a category which is no longer applicable after 2009). The sub-categories of income on these securitized receivables included:  (1) the securitization gains; (2) income from (and more recently, loss on) retained interests in credit card receivables securitized, which generally included finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which included activation fees, returned-check fees, cash advance fees and other fees. We recorded fee charge offs for securitized receivables as an offset to their related revenues, and we accounted for net principal charge offs as an offset in determining income from (and more recently, loss on) retained interests in credit card receivables securitized.

During any periods (including all post-2009 periods) in which we hold credit card receivables on our consolidated balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within our losses upon charge off of loans and fees receivable recorded at fair value category on our consolidated statements of operations. Additionally, because we currently report our formerly securitized credit card receivables at fair value in our consolidated financial statements, we show the effects of fair value changes as a component of fees and related income on earning assets in our consolidated statements of operations.

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

The Investments in Previously Charged-Off Receivables segment consists of our debt collections subsidiary. Through this business, we pursue, competitively bid for and acquire previously charged-off credit card receivables. A majority of our acquisitions of previously charged-off credit card receivables have been from the trusts underlying our securitizations (as such term is used in reference to pre-2010 years) or structured financings. Revenues earned in this segment consist of those associated with normal delinquency charged off receivables purchased and held for collection, those earned with respect to investments in Chapter 13 Bankruptcies, and those associated with collections on accounts acquired through a balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. Prior to our settlement with Encore in the third quarter of 2009, revenues of this segment also included deferred revenue accretion associated with prepayments Encore made to us under a forward flow contract; see further discussion of the forward flow contract in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” All of this segment’s revenues are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations. In March 2010, we acquired all of the noncontrolling interests in our Investments in Previously Charged-Off Receivables segment for $1.0 million, such that we now own 100% of this segment.

Our Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location (and financial reporting period), provide (or have in the past provided) some or all of the following products or services:  (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) state installment loans, title loans, and other credit products; (3) money transfer, bill payment and other financial services; and (4) services offered by independent third parties through contractual agreements with us. These third-party products and services include tax preparation services, money order and wire transfer services and bill payment services. Revenues currently earned within this segment are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations.

For all periods presented, our Auto Finance segment includes:  the activities of our CAR operations, which are represented by nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business from which we purchase auto loans at a discount or for which we service auto loans for a fee; the activities of our ACC operations, which currently is collecting out and liquidating down a portfolio of auto loans that it originated through relationships with franchised auto dealerships prior to our cessation of its origination activities in early 2009; and the sales and financing activities of our own JRAS buy-here, pay-here used car lot prior to our sale of JRAS in February 2011.

Our Internet Micro-Loan segment consists of our Internet micro-loan operations. Our U.S. Internet micro-loan operations currently are comprised of limited test offerings of short-term, cash advance micro-loans over the Internet within the U.S. We are seeking in the U.S. to replicate the marketing, underwriting and management successes that we have had with such an offering in the U.K. through our MEM operations. Our MEM operations are classified as assets held for sale on our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations on our consolidated statements of operations and the Internet Micro-Loans segment results herein for all periods presented.  Our 2010 income attributable to noncontrolling interests within this segment bears the effects of our March 2010 acquisition of a portion of the sellers’ noncontrolling interests representing 6.0% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), which reduced the percentage of income allocable to MEM noncontrolling interests from 24% prior to the acquisition to 18% currently.

As of both December 31, 2010 and 2009, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2010 and 2009 revenues associated with our continuing operations has been generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results to not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Year Ended December 31, 2010	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Interest income:
Consumer loans, including past due fees	$211,483	$—	$—	$51,093	$—	$262,576
Other	1,239	—	16	4	—	1,259
Total interest income	212,722	—	16	51,097	—	263,835
Interest expense	(43,178)	(665)	—	(14,788)	—	(58,631)
Net interest income (expense) before fees and related income on earning assets and provision for losses on loans and fees receivable	169,544	(665)	16	36,309	—	205,204
Fees and related income on earning assets	305,424	32,293	73,076	(1,904)	1,935	410,824
Losses upon charge off of loans and fees receivable recorded at fair value	(464,809)	—	—	—	—	(464,809)
Provision for losses on loans and fees receivable recorded at net realizable value	(4,156)	—	(11,236)	(29,818)	(1,449)	(46,659)
Net interest income, fees and related income on earning assets	6,003	31,628	61,856	4,587	486	104,560
Other operating income:
Fees and related income (loss) on securitized earning assets	—	—	—	—	—	—
Servicing income	6,352	—	—	528	—	6,880
Ancillary and interchange revenues	9,586	1,369	—	—	—	10,955
Gain on extinguishment of debt	28,787	—	—	—	—	28,787
Equity in loss of equity-method investees	(9,584)	—	—	—	—	(9,584)
Total other operating income	35,141	1,369	—	528	—	37,038
Total other operating expense	(120,404)	(26,473)	(70,418)	(36,361)	(4,076)	(257,732)
(Loss) income from continuing operations before income taxes	$(79,260)	$6,524	$(8,562)	$(31,246)	$(3,590)	$(116,134)
Income from discontinued operations before income taxes	$—	$—	$—	$—	$26,435	$26,435
(Income) loss attributable to noncontrolling interests	$942	$—	$—	$—	$(3,501)	$(2,559)
Securitized earning assets	$—	$—	$—	$—	$—	$—
Total loans and fees receivable carried at net realizable value, gross	$19,083	$—	$43,700	$163,053	$1,895	$227,731
Total loans and fees receivable carried at net realizable value, net	$14,935	$—	$34,733	$118,801	$1,137	$169,606
Total loans and fees receivable held at fair value	$385,592	$—	$—	$—	$—	$385,592
Total assets	$598,012	$34,919	$52,267	$112,695	$83,016	$880,909
Notes payable	$370,737	$2,183	$—	$94,529	$—	$467,449

Year Ended December 31, 2009	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Interest income:
Consumer loans, including past due fees	$3,044	$—	$—	$72,519	$—	$75,563
Other	1,085	7	4	79	—	1,175
Total interest income	4,129	7	4	72,598	—	76,738
Interest expense	(28,294)	(491)	(95)	(12,993)	—	(41,873)
Net interest income (expense) before fees and related income on earning assets and provision for losses on loans and fees receivable	(24,165)	(484)	(91)	59,605	—	34,865
Fees and related income on earning assets	2,880	31,115	73,075	18,974	633	126,677
Losses upon charge off of loans and fees receivable recorded at fair value	(14,408)	—	—	—	—	(14,408)
Provision for losses on loans and fees receivable recorded at net realizable value	(4,134)	—	(9,687)	(47,711)	(530)	(62,062)
Net interest income (expense), fees and related income on earning assets	(39,827)	30,631	63,297	30,868	103	85,072
Other operating (loss) income:
Fees and related loss on securitized earning assets	(546,066)	—	—	—	—	(546,066)
Servicing income	104,374	—	—	607	—	104,981
Ancillary and interchange revenues	17,528	389	—	—	—	17,917
Gain on extinguishment of debt	1,421	—	—	—	—	1,421
Gain on buy-out of equity method investee members	20,990	—	—	—	—	20,990
Equity in loss of equity-method investees	(16,881)	—	—	—	—	(16,881)
Total other operating (loss) income	(418,634)	389	—	607	—	(417,638)
Total other operating expense	(247,612)	(32,206)	(71,196)	(57,856)	(3,308)	(412,178)
Loss from continuing operations before income taxes	$(706,073)	$(1,186)	$(7,899)	$(26,381)	$(3,205)	$(744,744)
Income from (loss on) discontinued operations before income taxes	$—	$—	$(6,599)	$—	$19,577	$12,978
Loss (income) attributable to noncontrolling interests	$13,844	$71	$—	$—	$(3,454)	$10,461
Securitized earning assets	$36,514	$—	$—	$—	$—	$36,514
Total loans and fees receivable carried at net realizable value, gross	$17,948	$—	$41,011	$286,719	$34,027	$379,705
Total loans and fees receivable carried at net realizable value, net	$12,943	$—	$34,009	$214,439	$23,976	$285,367
Total loans and fees receivable held at fair value	$42,299	$—	$—	$—	$—	$42,299
Total assets	$336,245	$30,634	$76,099	$248,943	$56,911	$748,832
Notes payable	$1,044	$4,882	$—	$158,442	$—	$164,368

5.	Shareholders’ Equity

Retired Shares

In 2009, we received 1,398,681 of shares as a return to us of shares we had previously lent, and we exclude all returned shares from our outstanding share counts. As of December 31, 2010, we had 2,252,388 loaned shares outstanding.

Additionally, pursuant to the closing of a tender offer in May 2010, we repurchased 12,180,604 shares of our common stock at a purchase price of $7.00 per share for an aggregate cost of $85.3 million.  These shares subsequently were retired.

Treasury Stock

During 2010, our Board of Directors authorized a program to repurchase up to an additional 10 million shares of our outstanding common stock through June 2012; this program is a successor program to others that have been in place over the past several years with similar authorizations for share repurchases. Under the plan, we may repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines.

At our discretion, we use treasury shares to satisfy option exercises and restricted stock and restricted stock units vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 551,315 during 2010 and 152,991 during 2009 at gross costs of $11.7 million and $2.7 million, respectively, in satisfaction of option exercises and vestings under our restricted stock plan. We also effectively purchased shares totaling 144,223 during 2010 and 45,509 during 2009 at gross costs of $0.7 million and $0.1 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

6.	Investments in Equity-Method Investees

We (generally through one or more of our wholly owned subsidiaries) have made several acquisitions for which we account using the equity-method of accounting.  Our equity-method investments outstanding at December 31, 2010 were:

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

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including 2009 results of operations data for CSG while we held it in equity-method investee form prior to our May 2009 buy-out of its other members):

	As of December 31,
	2010	2009
Securitized earning assets	$—	$35,844
Loans and fees receivable pledged as collateral under structured financings, at fair value	$130,171	$—
Total assets	$143,110	$38,332
Notes payable associated with structured financings, at fair value	$118,057	$—
Total liabilities	$118,941	$1,319
Members’ capital	$24,169	$37,013

	For the Year Ended December 31,
	2010	2009
Net interest income, fees and related (loss) income on earning assets	$(22,788)	$5
Fees and related loss on securitized earning assets	$—	$(50,839)
Total other operating income (loss)	$3,797	$(46,670)
Net loss	$(32,624)	$(42,122)

7.	Goodwill and Intangible Assets

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

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loan operations, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $3.5 million impairment loss that is reported within loss from discontinued operations in the third quarter of 2009. In connection with this reallocation, we performed a valuation analysis with respect to the remaining goodwill associated with our continuing Retail Micro-Loans segment operations based on internal projections of residual cash flows and existing market data supporting valuation prices of similar companies; this analysis yielded an additional $20.0 million goodwill impairment charge associated with these continuing operations that is reflected within our consolidated statement of operations for the year ended December 31, 2009.

Additionally, in connection with our fourth quarter 2010 annual testing for goodwill impairment within our Retail Micro-Loans segment, we concluded that we should write off the remaining $19.7 million balance of Retail Micro-Loans segment goodwill. We reached this conclusion based on contraction in the market multiples of our Retail Micro-Loans segment’s peer companies.

In April 2007, one of our then-majority-owned subsidiaries (in which we now hold a 100% interest) acquired 95% of the outstanding shares of MEM, our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.9 million) in cash as part of our underlying diversification efforts and to establish a micro-loan presence in the U.K. Under the original purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights in exchange for a net 22.5% continuing minority ownership interest in MEM and a cash payment of £434,000 ($621,000), the aggregate value of which reflected the estimated fair value of the earn-out arrangement as of December 31, 2009.  The settlement of the earn-out resulted in a re-measurement of the carrying value of our investment in MEM in accordance with applicable accounting standards and additional goodwill of $5.6 million.  As previously discussed, on December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in MEM to Dollar Financial Corp for $195.0 million. In accordance with applicable accounting literature, we have classified the net assets and liabilities of our MEM operations as held for sale on our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations in our consolidated statements of operations for all periods presented.

 Changes (in thousands) in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, respectively, by reportable segment are as follows:

	Retail Micro-Loans	Internet Micro-Loans	Consolidated
Balance as of December 31, 2008	$43,214	$15,915	$59,129
Goodwill related to settlement of contingent performance-related earn-out	—	5,553	5,553
Impairment loss	(23,483)	—	(23,483)
Foreign currency translation	—	2,223	2,223
Balance as of December 31, 2009	$19,731	$23,691	$43,422
Impairment loss	(19,731)	—	(19,731)
Foreign currency translation	—	(680)	(680)
Transfer to assets held for sale	—	(23,011)	(23,011)
Balance as of December 31, 2010	$—	$—	$—

Intangible Assets

In connection with our May 2009 decision to discontinue our Arkansas retail micro-loans operations, we allocated intangible assets that we determined had an indefinite benefit period between our retained Retail Micro-Loans segment operations and our discontinued Arkansas operations, thereby resulting in a $0.2 million impairment loss that is reported within loss from discontinued operations in 2009. This valuation analysis was based on internal projections of residual cash flows and existing market data supporting valuation prices of similar companies. Using a similar valuation approach in connection with our annual impairment testing in the fourth quarter of 2010, we concluded that our remaining intangible assets as detailed below were not impaired.

We had $2.1 million of remaining intangible assets that we determined had an indefinite benefit period as of both December 31, 2010 and 2009. The net unamortized carrying amount of intangible assets subject to amortization was $0.3 million and $0.7 million as of December 31, 2010 and 2009, respectively. Intangible asset-related amortization expense was $0.4 million and $1.6 million for the years ended December 31, 2010 and 2009, respectively.

Estimated future amortization expense (in thousands) associated with intangible assets is as follows:

2011	$265
Total	$265

8.	Securitizations

This note provides historical off-balance-sheet credit card receivables “securitizations” data relative to our December 31, 2009 consolidated balance sheet and our consolidated statement of operations for the year then ended. As noted previously in this report, the FASB issued new accounting rules that resulted in the consolidation of our securitization trusts (including their cash, receivables and underlying debt) onto our consolidated balance sheet effective as of January 1, 2010. As such, our 2010 consolidated financial statements contain no comparable balances to the historical securitized earnings assets category, and associated income and loss categories, as shown in our consolidated 2009 financial statements.

Securitizations

Applicable accounting literature had in the past required us to treat our credit card receivables transfers to securitization trusts as sales and to remove the receivables from our pre-2010 consolidated balance sheets. Under this guidance, an entity recognized the assets it controlled and liabilities it incurred, and derecognized the financial assets for which control had been surrendered and all liabilities that had been extinguished. An entity was considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions were met:

1.	The transferred assets had been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors.

2.
Each transferee had the right to pledge or exchange the assets it had received, and no condition both constrained the transferee from taking advantage of its right to pledge or exchange and provided more than a trivial benefit to the transferor.

3.
The transferor did not maintain effective control over the transferred assets through either (i) an agreement that both entitled and obligated the transferor to repurchase or redeem them before their maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

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

The table below summarizes (in thousands) our securitization activities for the 2009 periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

As of and for the Year Ended December 31, 2009
Gross amount of receivables securitized at year end	$1,318,976
Proceeds from new transfers of financial assets to securitization trusts	$434,299
Proceeds from collections reinvested in revolving-period securitizations	$415,543
Excess cash flows received on retained interests	$88,655
Securitization gains	$113,961
Loss on retained interests in credit card receivables securitized	(676,236)
Fees on securitized receivables	16,209
Total loss on securitized earning assets	$(546,066)

During the three months ended September 30, 2009, based on inquiries from an unrelated party that held notes (with a face amount of $264 million) under a six-year term facility issued within our upper-tier originated portfolio master trust, an opportunity arose for us to repurchase the notes for $150 million in cash consideration, which represented a discount to the face amount of the notes. Upon completion of the transaction, and in recognition of the fact that we also owned the residual or retained interest in the upper-tier originated portfolio master trust, we sought to combine the purchased notes with our owned retained interest in the trust through cancellation of the notes by the trust. The cancellation of the notes by the trust increased our retained interest in the trust by the amount of collateral allocable to the cancelled series. Hence, we accounted for the transaction as a contribution of the notes (a “financial asset”) to our upper-tier originated portfolio master trust in exchange for retained interests in the trust, thereby generating a securitization gain during the three months ended September 30, 2009 equal to the difference between the face amount of the contributed notes ($264 million) and their fair value ($150 million).  Upon retirement of the notes by the trust, cash flow activities associated with the securitization trust continued in the ordinary course (e.g., the trust continued to draw under variable funding notes to the extent of any excess collateral maintained within the securitization trust and to collect payments on the underlying credit card receivables, and the trust continued to make distributions of cash to the transferor and other beneficial interest holders and to make payments to the servicer in accordance with governing trust documents). Moreover, the accounting for our retained interests in the securitization trust also continued in the ordinary course. In determining the fair value of our residual interests after the completion of the transaction, we applied our usual valuation model, considering only the underlying credit card receivables and remaining outstanding securitization notes after the transaction. Resulting changes in the fair value of our retained interests at the end of the relevant reporting period (as in all reporting periods) were included within the loss on retained interest in credit card receivables securitized subcategory of our loss on securitized earning assets category (the same category that included the $114.0 million securitization gain associated with the notes’ repurchase and contribution to the trust) on our 2009 consolidated statement of operations. The investors in our securitization (as such term is used to refer to pre-2010 periods) or structured financing (as such term is used to refer to post-2009 periods) transactions have no recourse against us for our customers’ failure to pay their credit card receivables. However, most of our residual (or retained) interests are subordinated to the investors’ interests until the investors have been fully paid.

 Generally, we include all collections received from the cardholders underlying each securitization in our securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from those cardholders repaying the principal portion of their account balances.

In general, absent an early amortization event, the cash flows into our credit cards securitization or structured financing trusts are then distributed to us as servicer in the amounts of our contractually negotiated servicing fees, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that becomes due and payable, and to us to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally were paid to us on our retained interests.

In the event of early amortization of the facilities within a credit cards securitization or structured financing trust, the cash flows generally are distributed to the servicer in the amounts of its contractually negotiated servicing fees, to the investors as interest on their outstanding notes and to the investors to repay their outstanding notes. As such, upon early amortization of credit card securitization or structured financing facilities, a holder of residual interests in a credit card securitization or structured financing trust does not receive cash flows from the trust to fund new cardholder purchases or as payments on its retained interests. In the third quarter of 2009, we concluded, based on worsening collections on the receivables underlying our upper and lower-tier originated portfolio master trusts, that a buyer of our residual interests in the credit cards securitization trusts would likely discount the price that they would pay for the residual interests to reflect the risk that the securitization facilities could soon enter early amortization status. This risk ultimately was borne out in January 2010 for the securitization facility underlying of our upper-tier originated portfolio master trust, and our December 31, 2009 calculation of the fair value of our retained interests in this trust reflects the securitization facility’s early amortization status (i.e., under which our receipt of cash flows is delayed materially until the facility is completely repaid). Our recognition of our upper-tier originated portfolio master trust’s securitization facility’s early amortization potential and status, respectively, in our September 30, 2009 and December 31, 2009 fair value computations (especially when coupled with worsening cardholder payment performance expectations) caused a material decline in the fair value of our retained interests in credit card receivables securitized in the third and fourth quarters of 2009. (With our previously mentioned repayment of the securitization facility underlying our lower-tier originated portfolio master trust in December 2009, our September 30, 2009 early amortization assumption with respect to that facility is no longer relevant as we no longer hold retained interests in that trust.)

As suggested above, in pre-2010 periods, we carried the retained interests associated with the credit card receivables we had securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheets, and because we classified them as trading securities and had made a fair value election with respect to them, we included any changes in fair value in income. Because quoted market prices for our retained interests generally were not available, we estimated fair value based on the estimated present value of future cash flows using our best estimates of key assumptions (including, for example, the early amortization assumption mentioned above).

The measurements of retained interests associated with our securitizations were dependent upon our estimate of future cash flows using the cash-out method. Under the cash-out method, we recorded the future cash flows at a discounted value. We discounted the cash flows based on the timing of when we expected to receive the cash flows. We based the discount rates on our estimates of returns that would be required by investors in investments with similar terms and credit quality. We estimated yields on the credit card receivables based on stated annual percentage rates and applicable terms and conditions governing fees as set forth in the credit card agreements, and we based estimated default and payment rates on historical results, adjusted for expected changes based on our credit risk models. We typically charge off credit card receivables when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. We generally charge off bankrupt and deceased customers’ accounts within 30 days of verification.

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheet as of December 31, 2009) included the following (in thousands):

As of December 31, 2009
I/O strip	$—
Accrued interest and fees	—
Net servicing liability	(15,458)
Amounts due from securitization	1,570
Fair value of retained interests	52,396
Issuing bank partner continuing interests	(1,994)
Securitized earning assets	$36,514

The I/O strip reflected the fair value of our rights to future income from securitizations arranged by us and included certain credit enhancements. Accrued interest and fees represented the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we had securitized. For those securitization trusts with securitization facilities that had entered either early or planned amortization status (which is the case for all our credit cards securitization or structured financing trusts), we included the total fair value of our residual interests within the fair value of retained interest line item as of December 31, 2009 (i.e., with no segregated break-out of I/O strip fair value or accrued interest and fee balances). Amounts due from securitization represented cash flows that were distributable to us from the prior month’s cash flows within each securitization trust; we generally expected to receive these amounts within 30 days from the close of each respective month. Lastly, we measured retained interests at fair value as set forth within the fair value of retained interests category in the above table.

 The net servicing liability in the above table reflects on a net basis, for those securitization structures for which servicing compensation was not adequate, the fair value of the net costs to service the receivables above and beyond the net servicing income we expected to receive from the securitizations. We initially recorded a servicing asset or a servicing liability associated with a securitization structure when the servicing fees we expected to receive did not represent adequate compensation for servicing the receivables. We recorded these initial servicing assets and servicing liabilities at estimated fair market value, and then we evaluated and updated our servicing asset and servicing liability fair value estimates at the end of each financial reporting period. We presented the net of our servicing assets and liabilities (i.e., a net servicing liability) in the above table, and we included changes in net servicing liability fair values within loss on securitized earning assets on our pre-2010 consolidated statements of operations (and more specifically as a component of loss on retained interests in credit card receivables securitized). Because quoted market prices generally are not available for our servicing liabilities, we estimated fair values based on the estimated present value of future cash flows.

The primary risk inherent within the determination of our net servicing liability was our ability to control our servicing costs relative to the servicing revenues we receive from our securitization trusts. We do not consider our servicing revenue stream to be a particularly significant risk because, with respect to a substantial majority of the receivables we service, even in the event of early amortization of our securitization facilities, we continue to receive servicing revenues through the securitization waterfalls in the same manner and in no lower rate of compensation than we do currently. We have no instruments that we use to mitigate the income statement effects of changes in the fair value of our net servicing liability.

Reflected within servicing income on our consolidated statements of operations are servicing income (fees) we received from both our securitization trusts (only for pre-2010 periods) and equity-method investees that have contracted with us to service their assets. The servicing fees received exclusively from our securitization trusts were $89.1 million for the year ended December 31, 2009. Changes in our net servicing liability during 2009 are summarized (in millions) in the following table:
For the Year Ended December 31, 2009
Net servicing liability at beginning of period	$10.7
Changes in fair value of net servicing liability due to changes in valuations inputs, including receivables levels within securitization trusts, length of servicing period, servicing costs and changes in servicing compensation rates (including an assumed 0.0% servicing compensation rate once debt holders have been repaid in an early amortization scenario that we first used in our retained interests fair value computations in the third quarter of 2009)	4.8
Balance at end of period	$15.5

Changes in any of the assumptions used to value our retained interests in our securitizations could have materially affected our fair value estimates. Case in point is our assumption change made in the third quarter of 2009, wherein we concluded that a buyer of the residual interests in our upper and lower-tier originated portfolio master trusts would likely discount its purchase price for such residual interests to reflect the subsequently borne out risks that the securitization facilities underlying such trusts could soon enter early amortization status, thereby significantly delaying the buyer’s receipt of cash upon a purchase of such residual interests until all underlying securitization facilities were completely repaid. Other key assumptions we used to estimate the fair value of our retained interests in the credit card receivables securitized at December 31, 2009 are presented (as weighted averages) below:

As of December 31, 2009
Net collected yield (annualized)	31.3%
Principal payment rate (monthly)	2.2%
Expected principal credit loss rate (annualized)	27.2%
Residual cash flows discount rate	18.8%
Servicing liability discount rate	14.0%
Life (in months) of securitized credit card receivables	45.5

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables we have securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not our assets. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations as of and for the year ended December 31, 2009.  These figures include the results of our lower-tier credit cards prior to their re-consolidation in the fourth quarter of 2009.
As of and for the Year Ended December 31, 2009
Total managed principal balance	$1,194,946
Total managed finance charge and fee balance	124,030
Total managed receivables	1,318,976
Cash collateral at trust and amounts due from QSPEs	20,349
Total assets held by QSPEs	1,339,325
QSPE-issued notes to which we are subordinated	(1,043,476)
Face amount of residual interests in securitizations	$295,849
Receivables delinquent—60 or more days	$187,610
Net charge offs during each year	$543,538

Data in the above table are aggregated from the various QSPEs that underlie our securitizations. QSPE-issued notes (in millions) to which we are subordinated within our various securitization structures historically have been our most significant source of liquidity and included the following as of December 31, 2009:
As of December 31, 2009
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust	$750.0
Multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired in 2004 and 2005, respectively	7.6
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust	247.7
Ten-year amortizing term securitization facility issued out of a trust underlying one of our portfolio acquisitions (expiring January 2014)	38.2
Total QSPE-issued notes to which we were subordinated at December 31, 2009 (1)	$1,043.5

(1) See Note 12, “Notes Payable,” for outstanding balances under each of the above facilities as of December 31, 2010. Due to accounting rules changes effective as of January 1, 2010, each of the above facilities is reported in post-2009 financial reporting periods on our consolidated balance sheet at fair value; we refer to these facilities in post-2009 financial reporting periods as structured financing facilities.

Through holding residual retained interests in securitization trusts, one is subject to largely the same types and levels of risks to which one would be subject if one did not transfer our credit card receivables to securitization trusts in pre-2010 off-balance-sheet transactions. These risks, which continue to exist for us today and in future post-2009 years with on-balance-sheet reporting of the cash, credit card receivables and structured financing facilities underlying our formerly so called securitization trusts, include:  interest rate risks; payment, default and charge-off risks; regulatory risks related to the origination and servicing of the receivables; credit card fraud risks; risks associated with employment base and infrastructure that we maintain for servicing the receivables; and risks associated with the availability of funding for and cost of funding the securitizations.

9.	Fair Values of Assets and Liabilities

Because we account for the credit card receivables underlying our formerly off-balance-sheet securitization trusts at fair value, accounting rules that required the consolidation of these securitization trusts effective January 1, 2010 also required that we account for any debt underlying and secured by our formerly securitized credit card receivables at fair value effective as of January 1, 2010.

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

We account for the aforementioned financial assets and liabilities at fair value based upon a three-tiered valuation system.  In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2010 and 2009 by fair value hierarchy:
Assets – As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$56,316	$—	$—	$56,316
Loans and fees receivable, at fair value	$—	$—	$12,437	$12,437
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$373,155	$373,155

Assets – As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$569	$—	$—	$569
Loans and fees receivable, at fair value	$—	$—	$42,299	$42,299
Securitized earning assets	$—	$—	$36,514	$36,514

With the exception of the securitized earning assets category above applicable only in 2009, gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” Losses in 2009 associated with the fair value changes for the securitized earning assets category are presented within the loss on retained interests in credit card receivables securitized category in the loss on securitized earnings assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” All interest and dividend income associated with the above asset classes is recognized as earned and is included within total interest income on our consolidated statements of operations for all of the above categories except for the securitized earnings assets category with respect to which interest income (as well as other income and loss items) are included within the loss on retained interests in credit card receivables securitized category in the loss on securitized earnings assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  For our Level 1 assets in the above table, total realized net gains were $4.2 million and $0.0 million for the years ended December 31, 2010 and 2009, respectively, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for 2010 and 2009:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Securitized Earning Assets	Total
Balance at December 31, 2008	$—	$—	$813,793	$813,793
Total losses—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	—	(90,895)	(90,895)
Net revaluations of loans and fees receivable, at fair value	(1,096)	—	—	(1,096)
Purchases, issuances, and settlements, net	43,395	—	(686,384)	(642,989)
Impact of foreign currency translation gain	—	—	—	—
Net transfers in and/or out of Level 3	—	—	—	—
Balance at December 31, 2009	$42,299	$—	$36,514	$78,813
Transfers in due to adoption of new accounting guidance	—	836,346	(36,514)	799,832
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	160,051	—	160,051
Net revaluations of loans and fees receivable, at fair value	70,860	—	—	70,860
Purchases, issuances, and settlements, net	(100,722)	(626,941)	—	(727,663)
Impact of foreign currency translation gain	—	3,699	—	3,699
Net transfers in and/or out of Level 3	—	—	—	—
Balance at December 31, 2010	$12,437	$373,155	$—	$385,592

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 assets and liabilities.

Net Revaluation of Loans and Fees Receivable and Securitized Earning Assets. We record the net revaluation of loans and fees receivable (including those pledged as collateral) in the fees and related income on earning assets category in our consolidated statements of operations, specifically as changes in fair value of loans and fees receivable recorded at fair value. The net revaluation of loans and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs. We used a similar approach applicable prior to 2010 with respect to our retained interests in securitizations that comprise the securitized earnings assets category in the above table; for further detail concerning the valuation of our securitized earning assets, see Note 8, “Securitizations.”

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2010 by fair value hierarchy:

Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Liabilities Measured at Fair Value
Notes payable associated with structured financings, at fair value	$—	$—	$370,544	$370,544

Gains and losses associated with fair value changes for the above liability class are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  For our liabilities included in the above table, which represent notes payable associated with our structured financings of liquidating portfolios of credit card receivables, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the year ended December 31, 2010:
Notes Payable Associated with Structured Financings, at Fair Value
Beginning balance	$—
Transfers in due to adoption of new accounting guidance	772,615
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(32,300)
Repayments on outstanding notes payable, net	(373,186)
Impact of foreign currency translation gain	3,415
Net transfers in and/or out of Level 3	—
Ending balance	$370,544

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the changes in fair value of notes payable associated with structured financings line item within the fees and related income on earning assets category of our consolidated statements of operations. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including:  estimates of net collected yield, principal payment rates and expected principal credit loss rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees.

 Valuations and Techniques for Assets Measured at Fair Value on a Non-Recurring Basis

 We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable as part of required annual impairment valuations or earlier if one or more of these assets is determined to be impaired.

We were required to make such a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the fourth quarter of 2010 as part of our annual impairment testing and in the second quarter of 2009 in connection with our decisions to discontinue that segment’s Arkansas operations.  We estimated the fair value of those assets primarily using Level 3 inputs, specifically peer group multiples of earnings and discounted cash flow projections reflecting our best estimate of what third-party market participants would use in determining fair value, including estimates of yield, default rates, same-store growth (or liquidation) rates and payment rates. Associated with these reviews, we recorded non-cash goodwill impairment charges of $19.7 million within other operating expense in the fourth quarter of 2010, $3.5 million as a net against income from discontinued operations in the second quarter of 2009 and $20.0 million within other operating expense in the second quarter of 2009.

 For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2010 and 2009 by fair value hierarchy:

Assets – As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Goodwill (1)	$—	$—	$—	$—
Intangibles, net	$—	$—	$2,113	$2,113

(1)
Excludes goodwill associated with the pending sale of our MEM operations included as a component of net assets held for sale on our accompanying consolidated balance sheet as of December 31, 2010. Given this treatment of MEM goodwill and our write off of remaining goodwill within our Retail Micro-Loans segment in 2010, our goodwill was recorded at a zero carrying value on our consolidated balance sheet as of December 31, 2010.

Assets – As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Goodwill	$—	$—	$43,422	$43,422
Intangibles, net	$—	$—	$2,113	$2,113

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2010 and 2009 concerning our assets and liabilities measured at fair value are as follows:

As of December 31, 2010	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$21,925	$647,924
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,437	$373,155
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$137	$2,792
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$4,842	$57,076

As of December 31, 2009	Loans and Fees Receivable, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$101,857
Aggregate fair value of loans and fees receivable that are reported at fair value	$42,299
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1,033
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$51,151

Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2010
Aggregate unpaid principal balance of notes payable	$648,210
Aggregate fair value of notes payable	$370,544

10.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2010	2009
Software	$75,984	$92,326
Furniture and fixtures	14,415	18,558
Data processing and telephone equipment	53,672	85,145
Leasehold improvements	32,626	34,681
Vehicles	113	960
Buildings	1,008	1,008
Land	2,456	2,456
Other	—	381
Total cost	180,274	235,515
Less accumulated depreciation	(164,381)	(203,252)
Property, net	$15,893	$32,263

As of December 31, 2010, the weighted-average remaining depreciable life of our depreciable property was 6.6 years.

11.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense associated with these operating leases was $20.2 million (including $4.9 million of lease termination and impairment expense) and $19.9 million (including $0.0 million of lease termination and impairment expense) for 2010 and 2009, respectively. During the fourth quarter of 2006, we entered into a 15-year lease for 411,125 square feet, 228,907 square feet of which we have subleased as of December 31, 2010 and the remainder of which houses our corporate offices. Construction of this new space began in January 2007, and we moved into the new building in June 2007. In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. Upon the expiration of a lease facility in Peachtree City, Georgia during the third quarter of 2009, the operations associated with our Retail Micro-Loans segment were relocated to our Atlanta corporate offices. As of December 31, 2010, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2011	$24,140	$(6,957)	$17,183
2012	13,694	(5,313)	8,381
2013	11,579	(5,272)	6,307
2014	10,163	(5,066)	5,097
2015	9,525	(5,026)	4,499
Thereafter	59,448	(35,822)	23,626
Total	$128,549	$(63,456)	$65,093

In addition, we lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2010, the future minimum commitments (in thousands) for all non-cancelable capital leases with initial or remaining terms of more than one year are as follows:

	Note	Interest	Gross
2011	$424	$20	$444
2012	16	1	17
2013	7	—	7
	$447	$21	$468

12.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Upon the consolidation of our securitization trusts effective January 1, 2010 in accordance with new accounting requirements, we began presenting on our consolidated balance sheet certain non-recourse, asset-backed structured financing facilities that are secured by credit card receivables held within such trusts.  Given our decision to elect the fair value option for reporting the credit card receivables held within the trusts, accounting rules require that we report the underlying debt facilities at fair value as well. We are required to consolidate the assets (credit card receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, at fair value, on our consolidated balance sheets) and debt (classified as notes payable associated with structured financings, at fair value, on our consolidated balance sheets) associated with these structured financings on our consolidated balance sheets because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions.

As of December 31, 2010, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:
Carrying Amounts at Fair Value as of December 31, 2010
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust—outstanding face amount of $463.9 million bearing interest at a weighted average 2.2% interest rate, which is secured by credit card receivables and restricted cash aggregating $276.8 million in carrying amount (1)	$273.2
Multi-year variable funding securitization facility (expiring September 2014), outstanding face amount of $2.2 million bearing interest at a weighted average 3.8% interest rate, which is secured by credit card receivables and restricted cash aggregating $5.9 million in carrying amount (2)	2.1
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $165.8 million bearing interest at a weighted average 3.12% interest rate, which is secured by credit card receivables and restricted cash aggregating $88.0 million in carrying amount (3)	87.2
Ten-year amortizing term securitization facility issued out of a trust underlying one of our portfolio acquisitions (expiring January 2014), outstanding face amount of $16.4 million bearing interest at a weighted average 4.5% interest rate, which is secured by credit card receivables and restricted cash aggregating $29.9 million in carrying amount	8.0
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$370.5

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

(2)
Represents the conduit notes associated with our subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

(3)	In April 2007, we completed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables (cash flows that we consider adequate to meet our variable costs of servicing these assets), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $370.5 million in fair value of structured financing notes in the above table is $400.6 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $30.1 million.

Beyond our role as servicer of the underlying assets within the credit card receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable Associated with Structured Financings, at Face Value

Beyond the credit card receivables structured financings held at fair value mentioned above, we have entered into certain other non-recourse, asset-backed structured financing transactions within our businesses. We consolidate onto our consolidated balance sheets both the assets (Auto Finance segment receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, net, on our consolidated balance sheets, Auto Finance segment restricted cash, Auto Finance segment inventories, investments in previously charged-off receivables, and other equipment) and debt (classified within notes payable associated with structured financings, at face value, on our consolidated balance sheets) associated with these structured financings because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. The principal amount of the structured financing notes outstanding and the carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

	As of December 31, 2010	As of December 31, 2009

Amortizing debt facility of ACC Auto Finance segment receivables, rate of 15.0% at December 31, 2010, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $58.1 million and $116.0 million at December 31, 2010 and 2009, respectively (1)	$54.4	$99.2
Revolving line of credit of CAR Auto Finance segment receivables, rate of 4.6% at December 31, 2010, which is secured by auto receivables and restricted cash with an aggregate carrying amount of $49.1 million and $51.4 million at December 31, 2010 and 2009, respectively and is payable over a six-month amortization period beginning June 2011	31.4	31.0
Financing of JRAS Auto Finance segment receivables, rate of 11.9% at December 31, 2010, which is secured by auto receivables, land and restricted cash with an aggregate carrying amount of $14.1 million and $47.5 million at December 31, 2010 and 2009 and due March 2011	8.1	26.8
Financing of JRAS Auto Finance segment inventory, average rate of 24.0% at December 31, 2010, which is secured by inventory with an aggregate carrying amount of $0.6 million and $4.1 million at December 31, 2010 and 2009 and which is currently payable	0.3	1.4
Vendor-financed software and equipment acquisitions, average rate of 5.5% at December 31, 2010, secured by certain equipment with an aggregate carrying amount of $0.03 million and $0.5 at December 31, 2010 and 2009, payable to 2010 through 2013	0.5	1.1
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, rate of 12% at December 31, 2010, secured by certain investments in previously charged-off receivables with an aggregate carrying of $1.4 million and $3.5 million at December 31, 2010 and 2009, payable through 2012	2.2	4.9
Total asset-backed structured financing notes outstanding (which are secured by assets with carrying amounts aggregating $123.3 million at December 31, 2010)	$96.9	$164.4

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

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment and inventory lending arrangements) generally provide for a priority distribution of cash flows to us to service any underlying pledged receivables (cash flows that we consider adequate to meet our costs of servicing these receivables), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and, except as provided in the following paragraph with respect to the CAR facility (and because of a replacement JRAS facility into which we entered in connection with the sale of our JRAS operations in February 2011 as discussed further below), there are no provisions within the debt agreements that represent any material risks of acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under all of the facilities other than the CAR facility. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $96.9 million of structured financing notes in the above table at December 31, 2010 is $123.3 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $26.4 million.

The CAR facility begins to amortize down in June 2011 over a six-month period.  In the event we are unable to secure either an extension of this facility or a replacement facility, the maximum exposure to pre-tax loss of equity under this CAR structured financing is $17.7 million as measured as of December 31, 2010.

During the third quarter of 2009, we repaid $81.1 million of CAR and ACC notes payable within our Auto Finance segment as we were not able to reach satisfactory terms to renew or replace these debt facilities. In November 2009, an additional ACC Auto Finance segment debt facility scheduled above was repaid, and the collateral underlying that facility was then combined with other ACC Auto Finance segment collateral and pledged against a new amortizing $103.5 million debt facility, the terms of which do not require any accelerated or bullet repayment obligation by us. This facility includes a stated interest rate of 15.0% and provides for the sharing of residual cash flows subsequent to the debt repayment. Under applicable accounting guidance, we are required to estimate the timing and extent of these future potential cash flows and we would accrete any additional payments as a charge to interest expense over the anticipated payment period. We currently do not estimate any required payments beyond the stated interest rate.

In December 2009, our CAR auto finance operations entered into a $50.0 million revolving line of credit.  This facility includes a stated interest rate of 4.6% and is secured by the receivables associated by our CAR auto finance operations; it amortizes down in six level monthly required payments beginning in June 2011.

In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a December 31, 2010 carrying amount of $11.7 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a $9.4 million non-recourse loan to us (the partial proceeds of which we used to repay the remaining balance of the above-scheduled $8.1 million JRAS note payable), and we contracted with JRAS to service those receivables on our behalf. We do not expect any material gain or loss associated with the JRAS sales transaction, and with the February 2011 completion of the JRAS sales transaction, we are in compliance with the covenants underlying our various notes payable.

The scheduled maturities and repayments of our notes payable in the above table are $71.9 million in 2011, $20.5 million in 2012 and $4.5 million thereafter.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

13.	Convertible Senior Notes

3.625% Convertible Senior Notes Due 2025

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. The outstanding balances of these notes (net of repurchases since the issuance dates) are reflected within our convertible senior notes balance on our consolidated balance sheets. In 2010 and 2009, we repurchased (either in open market transactions or pursuant to the terms of two separate tender offers) $84.6 million and $1.3 million, respectively, in face amount of these notes. The purchase price for these notes totaled $52.1 million and $0.5 million (including accrued interest) and resulted in an aggregate gain of $24.2 million and $0.7 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases) in 2010 and 2009, respectively. Subsequent to our December 31, 2010 consolidated balance sheet date, we purchased another $13.5 million in face amount of these notes, bringing our current outstanding balance of the notes down to $132.5 million.

During certain periods and subject to certain conditions (and as adjusted based on our December 31, 2009 dividend payment and our May 2010 repurchase of shares in a tender offer), the currently remaining $132.5 million of outstanding notes as referenced above will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 28.11 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $35.57 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 28.11 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation should it arise. We may redeem the notes at our election commencing May 30, 2009 if certain conditions are met. In addition, holders of the notes may require us to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events. Beginning with the six-month period commencing on May 30, 2012, we will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level.

5.875% Convertible Senior Notes Due 2035

In November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. These notes are reflected within our convertible senior notes balance on our consolidated balance sheets. In 2010 and 2009, we repurchased (either in open market transactions or pursuant to tender offer terms) $15.6 million and $2.0 million, respectively, in face amount of these notes. The purchase price for these notes totaled $5.5 million and $0.6 million (including accrued interest) and resulted in an aggregate gain of $4.6 million and $0.7 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases) in 2010 and 2009, respectively.

During certain periods and subject to certain conditions  (and as adjusted based on our December 31, 2009 dividend payment), the remaining $140.4 million of outstanding notes as of December 31, 2010 will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 23.11 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $43.28 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 23.11 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% convertible senior notes should they arise. Beginning with the six-month period commencing on January 30, 2009, we could pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the 5.875% convertible senior notes due 2035 offering, we entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock that we exclude from all earnings per share computations and for which we received a fee upon consummation of the agreement of $0.001 per loaned share. The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($15.7 million based on the 2,252,388 of shares remaining outstanding under the share lending arrangement as of December 31, 2010).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

We analogize the share lending agreement to a prepaid forward contract, which we have evaluated under applicable accounting guidance. We determined that the instrument was not a derivative in its entirety and that the embedded derivative would not require separate accounting. The net effect on shareholders’ equity of the shares lent pursuant to the share lending agreement, which includes our requirement to lend the shares and the counterparties’ requirement to return the shares, is the fee received upon our lending of the shares. We have considered new rules (also addressed in the above Recent Accounting Pronouncements discussion) that became effective for us in 2010 with respect to our share lending agreement, and these new rules did not result in any material change to our consolidated financial position, consolidated results of operations, or earnings per share measurements. Moreover, these new rules validate our prior accounting conclusions that the shares of common stock subject to the share lending agreement are excluded from our earnings per share calculations.

Accounting Change

Upon our January 1, 2009 required adoption of new accounting rules for Instrument C convertible notes (a classification applicable to our convertible senior notes), we (1) reclassified a portion of our outstanding convertible senior notes to additional paid-in capital, (2) established a discount to the face amount of the notes as previously reflected on our consolidated balance sheets, (3) created a deferred tax liability related to the discount on the notes, and (4) reclassified out of our originally reported deferred loan costs and into additional paid-in capital the portion of those costs considered under the new rules to have been associated with the equity component of the convertible senior notes issuances.  We are amortizing the discount to the face amount of the notes to interest expense over the expected life of the notes, and this will result in a corresponding release of our associated deferred tax liability. Total amortization for the years ended December 31, 2010 and 2009 totaled $8.9 million and $10.2 million, respectively.  Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $15.0 million and $17.7 million for the years ended December 31, 2010 and 2009, respectively.  We will amortize the discount remaining at December 31, 2010 to interest expense over the expected terms of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes after giving effect to both our required adoption of the new Instrument C rules upon their January 1, 2009 effective date and our retrospective application of the rules to prior presented financial reporting periods:
	As of December 31,
	2010	2009
Face amount of outstanding convertible senior notes	$286,437	$386,551
Discount	(56,593)	(78,978)
Net carrying value	$229,844	$307,573
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

14.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., Jefferson Capital’s) commitments of $4.8 million at December 31, 2010 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which we have now done with respect to substantially all of our outstanding cardholder accounts.  The remaining available lines of credit relate solely to cards issued under our balance transfer program.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, CompuCredit Corporation has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the residual interests in which are owned by its subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2010, neither CompuCredit Corporation nor any of its subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. CompuCredit Corporation’s guarantee is limited to its respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of December 31, 2010, the maximum aggregate amount of CompuCredit Corporation’s collective guarantees and direct purchase obligations related to all of its subsidiaries and equity-method investees was $0.0 million—a decrease from $72.0 million at December 31, 2009 as a result of the closure of all outstanding accounts (with the exception of those cards associated with our balance transfer program for which we do not have any associated guarantees). In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases decline along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of CompuCredit Corporation’s affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect combined payments and charge offs to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.  Moreover, should we ever be required to fund any of the guarantees, there would be a concurrent increase in the underlying assets.

CompuCredit Corporation’s third-party originating financial institution relationships require security for its purchases of their credit card receivables, and CompuCredit Corporation has pledged $0.9 million in collateral as such security as of December 31, 2010. In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of December 31, 2010). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($16.9 million as of December 31, 2010).

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

CompuCredit Corporation and five of our other subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

CompuCredit Corporation is named as a defendant in a class action lawsuit entitled Wanda Greenwood, et al. vs. CompuCredit Corporation and Columbus Bank and Trust, No. 4:08-cv-4878, filed in the U.S. District Court for the Northern District of California.  The plaintiffs allege that in marketing and managing the Aspire Visa card the defendants violated the federal Credit Repair Organizations Act and California Unfair Competition Law.  The class includes all persons who within the five years prior to the filing of the lawsuit were issued an Aspire Visa card or paid money with respect thereto.  The plaintiffs seek various forms of damage, including unspecified monetary damages and the voiding of the plaintiffs’ obligations. We are vigorously defending this lawsuit.

On May 23, 2008, CompuCredit Corporation and one of our other subsidiaries filed a complaint against CB&T in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as amended alleged that CB&T, in violation of its contractual obligations, failed to provide us rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleged that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to permit certain marketing, all in violation of the agreements among the parties. Also in this litigation, CB&T had asserted claims against CompuCredit Corporation for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it had incurred associated with CompuCredit Corporation’s contractual relationship with CB&T.   On September 13, 2010, CB&T and CompuCredit Corporation settled this matter in full, and this case was dismissed with prejudice, thereby resulting in our recognition of a $12.1 million gain during the third quarter of 2010.

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

CompuCredit Corporation received a demand dated August 25, 2008, from a shareholder, Ms. Sue An, that CompuCredit Corporation take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that were the subject of the class action securities case prior to its dismissal. Our Board of Directors appointed a special litigation committee to investigate the allegations; that investigation concluded that the claims asserted were without merit; and we communicated that conclusion to Ms. Sue An’s legal counsel. On November 20, 2009, Ms. An filed suit against certain of our officers and directors. On December 1, 2010, the court entered a stipulated order dismissing Ms. An’s claims with prejudice, and without CompuCredit Corporation paying Ms. An or her counsel.

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

The current and deferred portions (in thousands) of federal and state income tax benefit or expense as the case may be are as follows:

	For the Year Ended December 31,
	2010	2009
Federal income tax (benefit) expense:
Current tax (benefit) expense	$1,053	$(109,945)
Deferred tax (benefit) expense	(1,782)	(70,499)
Total federal income tax (benefit) expense	(729)	(180,444)
Foreign income tax (benefit) expense:
Current tax (benefit) expense	(1,167)	(2,982)
Deferred tax (benefit) expense	(2)	464
Total foreign income tax (benefit) expense	(1,169)	(2,518)
State and other income tax (benefit) expense:
Current tax (benefit) expense	(25)	(8)
Deferred tax (benefit) expense	(1)	(1,007)
Total state and other income tax (benefit) expense	(26)	(1,015)
Total income tax (benefit) expense	$(1,924)	$(183,977)

Income tax benefit in 2010 and 2009 differed from amounts computed by applying the statutory federal income tax rate to pretax income from consolidated operations principally as a result of the impact of changes in valuation allowances on certain federal and state deferred tax assets, foreign tax expense, and unfavorable permanent differences, including the effects of accruals for uncertain tax positions. The following table reconciles our effective tax benefit rates to the federal statutory rate:

	For the Year Ended December 31,
	2010	2009
Statutory rate	35.0%	35.0%
(Decrease in income tax benefit) increase in income tax expense resulting from:
Changes in valuation allowances	(36.6)	(9.3)
Interest and penalties related to uncertain tax positions	(1.9)	(0.1)
Foreign income taxes, including indefinitely invested earnings of foreign subsidiaries	0.1	0.2
State and other income taxes and other differences, net	5.1	(1.0)
Effective tax benefit rate	1.7%	24.8%

As of December 31, 2010 and December 31, 2009, the significant components (in thousands) of our deferred tax assets and liabilities were:
	As of December 31,
	2010	2009
Deferred tax assets:
Software development costs/fixed assets	$6,457	$6,015
Equity in income of equity-method investees	3,235	2,321
Goodwill and intangible assets	32,238	30,594
Deferred costs	1,761	2,366
Provision for loan loss	13,252	15,566
Equity based compensation	7,798	8,263
Charitable contributions	5,303	5,300
Other	5,203	3,035
Accruals for state taxes and interest associated with unrecognized tax benefits	5,807	5,807
Federal net operating loss carryforward	166,422	158,458
Federal credit carryforward	571	214
Foreign net operating loss carryforward	2,087	2,299
State tax benefits	38,543	32,444
	288,677	272,682
Valuation allowance	(136,263)	(96,470)
	152,414	176,212
Deferred tax liabilities:
Prepaid expenses	(844)	(1,901)
Mark-to-market	(5,318)	(17,119)
Credit card fair value election and Securitization-related differences	(37,812)	(53,976)
Interest on debentures	(29,799)	(33,098)
Convertible senior notes	(19,885)	(27,750)
Cancellation of indebtedness income	(65,543)	(50,315)
	(159,201)	(184,159)
Net deferred tax liability	$(6,787)	$(7,947)

The amounts reported for both 2010 and 2009 have been adjusted to account for the reclassification of unrecognized tax benefits as required by applicable accounting literature.

We incurred federal, foreign and state net operating losses during 2010, certain amounts of which we will carry forward to future tax years to reduce future federal, foreign and state tax due. Certain of the deferred tax assets related to federal, foreign and state net operating losses have been offset by valuation allowances as noted in the above table and as discussed below.

Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss or credit carryforwards from operations in the U.S. (both federal and state) and foreign jurisdictions. Some $48.7 million of our valuation allowances relate to entities that are not expected for the foreseeable future to generate a taxable profit in these federal, foreign and state jurisdictions. Therefore, it is more likely than not that these net operating losses or credits will not be utilized to reduce future federal, foreign and state tax liabilities in these jurisdictions.  There are no other net operating losses or credit carryforwards other than those described herein.

Before 2010, we generally did not provide U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries because such earnings were intended to be reinvested indefinitely to finance foreign activities.  We reached a conclusion during the fourth quarter of 2010, however, that we should begin to provide U.S. income taxes on the undistributed earnings of our U.K. Internet micro-loan subsidiaries as, given the pending sale of our MEM operations, we no longer intend to reinvest their earnings or the proceeds associated with the pending sale of our MEM operations indefinitely to finance foreign activities. This change in treatment had no effect on our income tax expense on our discontinued MEM operations, however, due to an offsetting release within our income tax expense on discontinued operations of valuation allowances that we maintain against net deferred tax assets.

We conduct business globally, and as a result, one or more of our subsidiaries files federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., the Netherlands and India. With a few exceptions, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2007. Currently, we are under audit by various jurisdictions for various years. Although the audits have not been concluded, we do not expect any material changes to our reported tax positions.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2010 and 2009, we recognized $3.5 million and $2.8 million, respectively, in potential interest and penalties associated with uncertain tax positions, and to the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such a reduction in the amount of $3.1 and $2.5 million related to the closing of the statute of limitations for the 2006 and 2005 tax year, respectively.

Reconciliation (in thousands) of unrecognized tax benefits from the beginning to the end of 2010 is as follows:

2010
Balance at January 1, 2010	$(53,210)
Reductions based on tax positions related to the prior year	284
Additions based on tax positions related to the current year	(613)
Interest and penalties accrued	(3,543)
Reductions for tax positions of prior years for lapses of applicable statute of limitations	3,071
Balance at December 31, 2010	$(54,011)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $16.7 million and $14.4 million at December 31, 2010 and 2009, respectively.

Absent the effects of potential agreements to extend statutes of limitations periods (as we recently did with respect to our 2007 federal income tax return), the total amount of unrecognized tax benefits with respect to certain of our unrecognized tax positions will significantly change as a result of the lapse of applicable limitations periods in the next 12 months. However, it is not reasonably possible to determine which (if any) limitations periods will lapse in the next 12 months due to the effect of existing and new tax audits and tax agency determinations.  Moreover, the net amount of such change cannot be reasonably estimated because our operations over the next 12 months may cause other changes to the total amount of unrecognized tax benefits. Due to the complexity of the tax rules underlying our uncertain tax position liabilities, and the unclear timing of tax audits, tax agency determinations, and other events (such as the outcomes of tax controversies involving related issues with unrelated taxpayers), we cannot establish reasonably reliable estimates for the periods in which the cash settlement of our uncertain tax position liabilities will occur.

16.	Net Loss Attributable to Controlling Interests Per Common Share

We compute net loss attributable to controlling interests per common share by dividing income or loss attributable to controlling interests by the weighted-average common shares outstanding including participating securities outstanding during the period, as discussed below.  Diluted computations reflects the potential dilution beyond shares for basic computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our losses or earnings.  In performing our net loss attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2010	2009
Numerator:
Loss from continuing operations attributable to controlling interests	$(113,268)	$(546,852)
Income from discontinued operations attributable to controlling interests	$15,764	$5,963
Net loss attributable to controlling interests	$(97,504)	$(540,889)
Denominator:
Basic (including unvested share-based payment awards) (1)	39,786	47,683
Effect of dilutive stock options and warrants (2)	211	47
Diluted (including unvested share-based payment awards) (1)	39,997	47,730
Loss from continuing operations attributable to controlling interests per common share—basic	$(2.85)	$(11.47)
Loss from continuing operations attributable to controlling interests per common share—diluted	$(2.85)	$(11.47)

Income from discontinued operations attributable to controlling interests per common share—basic	$0.40	$0.13
Income from discontinued operations attributable to controlling interests per common share—diluted	$0.40	$0.13
Net loss attributable to controlling interests per common share—basic	$(2.45)	$(11.34)
Net loss attributable to controlling interests per common share—diluted	$(2.45)	$(11.34)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  662,619 and 796,455 shares for the years ended December 31, 2010 and 2009, respectively.

(2)
The effect of dilutive options is shown for informational purposes only.  As we were in a net loss position for all periods presented, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive due to our net losses, we excluded all of our stock options and 50,379 and 367,412 of unvested restricted share units, respectively, from our net loss attributable to controlling interests per common share calculations for the years ended December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, there were no shares potentially issuable and thus includible in the diluted net loss attributable to controlling interests per common share calculation under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $35.57 and $43.28 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is 4.1 million and 3.2 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 13, “Convertible Senior Notes,” for a further discussion of these convertible securities.

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

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,145,058 shares remained available for grant under this plan as of December 31, 2010. Upon shareholder approval of the 2008 Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated. Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $0.0 million and $1.6 million, respectively, for the years ended December 31, 2010 and 2009, respectively.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the years ended December 31, 2010 and 2009, we expensed stock-option-related compensation costs of $1.7 million and $2.1 million, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Year Ended December 31, 2010
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	790,000	$31.75
Cancelled/Forfeited	(220,000)	11.60
Outstanding at December 31, 2010	570,000	$39.24	2.2	$—
Exercisable at December 31, 2010	70,000	$26.76	1.3	$—

	For the Year Ended December 31, 2009
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	840,664	$31.04
Cancelled/Forfeited	(50,664)	19.97
Outstanding at December 31, 2009	790,000	$31.75	3.2	$—
Exercisable at December 31, 2009	40,000	$27.90	1.5	$—

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise price	Number Outstanding	Weighted Remaining Average Contractual Life (in Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted Remaining Average Contractual Life (in Years)	Weighted-Average Exercise Price
$0.00 – $12.00	20,000	1.3	$6.79	20,000	1.3	$6.79
$25.01 – $50.00	550,000	2.3	$40.42	50,000	1.4	$34.75
	570,000	2.2	$39.24	70,000	1.3	$26.76

As of December 31, 2010, our unamortized deferred compensation costs associated with non-vested stock options were $0.5 million. There were no stock option exercises during 2010.  No options were granted during 2010 or 2009.

Restricted Stock and Restricted Stock Unit Awards

During the years ended December 31, 2010 and 2009, we granted 253,107 and 211,454 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $1.1 million and $1.1 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of December 31, 2010, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.4 million with a weighted-average remaining amortization period of 0.7 years.

18.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3%. We contributed matching contributions under our U.S. and U.K. plans of $0.5 million and $0.8 million in 2010 and 2009, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP to which we referred above. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase common stock in CompuCredit up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $0.05 million to purchase 12,183 shares of common stock in 2010 and $0.2 million to purchase 60,772 shares of common stock in 2009 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $8,000 and $52,000 in 2010 and 2009, respectively.

19.	Related Party Transactions

As part of our May 2010 tender offer, we purchased the following shares from our executive officers and members of our Board of Directors at $7 per share:
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

 In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $23.35 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of December 31, 2010, the outstanding balance of the notes held by the partnership was £1.1 million ($1.6 million). The notes held by the partnership comprise 1.0% of the $165.8 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at LIBOR plus 9%. Due to various partnership member terminations in 2009 and 2010, only Richard W. Gilbert, Richard R. House, Jr. and one other individual investor remained as partners in the partnership at December 31, 2010.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of December 31, 2010, our deposit with Urban Trust decreased to only $11,200, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 3, 2011.

CompuCredit Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 3, 2011

/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	March 3, 2011

/s/ GREGORY J. CORONA Gregory J. Corona	Director	March 3, 2011

/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	March 3, 2011

/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	March 3, 2011

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 3, 2011

/s/ DEAL W. HUDSON Deal W. Hudson	Director	March 3, 2011

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 3, 2011

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 3, 2011