Form 10-Q
period 2011-03-31
CompuCredit Holdings Corp
filed 2011-05-12
CIK 1464343

_______________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2011

 of
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

As of April 30, 2011, 22,716,447 shares of common stock, no par value, of the registrant were outstanding. (This excludes 2,252,388 loaned shares to be returned as of that date.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Unrestricted cash and cash equivalents	$106,521	$68,931
Restricted cash and cash equivalents	40,276	36,023
Loans and fees receivable:
Loans and fees receivable, net (of $5,372 and $4,591 in deferred revenue and $7,903 and $9,282 in allowances for uncollectible loans and fees receivable at March 31, 2011 and December 31, 2010, respectively)	42,804	50,805
Loans and fees receivable pledged as collateral under structured financings, net (of $13,453 and $15,912 in deferred revenue and $20,272 and $28,340 in allowances for uncollectible loans and fees receivable at March 31, 2011 and December 31, 2010, respectively)	99,047	118,801
Loans and fees receivable, at fair value	8,953	12,437
Loans and fees receivable pledged as collateral under structured financings, at fair value	415,078	373,155
Investments in previously charged-off receivables	22,882	29,889
Investments in securities	9,516	64,317
Deferred costs, net	2,937	3,151
Property at cost, net of depreciation	10,431	15,893
Investments in equity-method investees	56,287	8,279
Intangibles, net	2,312	2,378
Prepaid expenses and other assets	19,082	16,591
Assets held for sale	71,261	80,259
Total assets	$907,387	$880,909
Liabilities
Accounts payable and accrued expenses	$46,419	$50,861
Notes payable associated with structured financings, at face value	80,910	96,905
Notes payable associated with structured financings, at fair value	399,256	370,544
Convertible senior notes (Note 9)	219,064	229,844
Deferred revenue	1,298	1,413
Income tax liability	60,787	60,411
Liabilities related to assets held for sale	8,727	9,114
Total liabilities	816,461	819,092

Commitments and contingencies (Note 10)

Equity
Common stock, no par value, 150,000,000 shares authorized: 45,982,313 shares issued and 38,093,835 shares outstanding at March 31, 2011 (including 2,252,388 loaned shares to be returned); and 46,217,050 shares issued and 37,997,708 shares outstanding at December 31, 2010 (including 2,252,388 loaned shares to be returned)	—	—
Additional paid-in capital	412,223	408,751
Treasury stock, at cost, 7,888,478 and 8,219,342 shares at March 31, 2011 and December 31, 2010, respectively	(194,355)	(208,696)
Accumulated other comprehensive loss	(3,748)	(5,608)
Retained deficit	(134,885)	(151,609)
Total shareholders’ equity (Note 2)	79,235	42,838
Noncontrolling interests (Note 2)	11,691	18,979
Total equity	90,926	61,817
Total liabilities and equity (Note 2)	$907,387	$880,909

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2011	2010
Interest income:	(unaudited)
Consumer loans, including past due fees	$42,624	$84,188
Other	322	22
Total interest income	42,946	84,210
Interest expense	(11,951)	(17,633)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	30,995	66,577
Fees and related income on earning assets	76,408	107,921
Losses upon charge off of loans and fees receivable recorded at fair value	(52,848)	(152,047)
Provision for losses on loans and fees receivable recorded at net realizable value	(3,963)	(16,349)
Net interest income, fees and related income on earning assets	50,592	6,102
Other operating income (loss):
Servicing income	966	2,019
Ancillary and interchange revenues	2,502	3,231
Gain on repurchase of convertible senior notes	268	13,896
Gain on buy-out of equity-method investee members	619	—
Equity in income (loss) of equity-method investees	18,304	(280)
Total other operating income	22,659	18,866
Other operating expense:
Salaries and benefits	6,562	10,687
Card and loan servicing	27,011	39,128
Marketing and solicitation	1,061	1,499
Depreciation	2,219	3,167
Other	11,403	15,652
Total other operating expense	48,256	70,133
Income (loss) from continuing operations before income taxes	24,995	(45,165)
Income tax (expense) benefit	(274)	255
Income (loss) from continuing operations	24,721	(44,910)
Discontinued operations:
Income from discontinued operations before income taxes	7,344	5,094
Income tax expense	(2,312)	(1,314)
Income from discontinued operations	5,032	3,780
Net income (loss)	29,753	(41,130)
Net income attributable to noncontrolling interests (including $1,131 and $737 of income associated with noncontrolling interests in discontinued operations in 2011 and 2010, respectively)	(1,298)	(1,651)
Net income (loss) attributable to controlling interests	$28,455	$(42,781)
Income (loss) from continuing operations attributable to controlling interests per common share—basic	$0.69	$(0.95)
Income (loss) from continuing operations attributable to controlling interests per common share—diluted	$0.68	$(0.95)
Income from discontinued operations attributable to controlling interests per common share—basic	$0.11	$0.06
Income from discontinued operations attributable to controlling interests per common share—diluted	$0.11	$0.06
Net income (loss) attributable to controlling interests per common share—basic	$0.80	$(0.89)
Net income (loss) attributable to controlling interests per common share—diluted	$0.79	$(0.89)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2011 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Comprehensive Income	Total Equity
Balance at December 31, 2010	46,217,050	$—	$408,751	$(208,696)	$(5,608)	$(151,609)	$18,979		$61,817
Use of treasury stock for stock-based compensation plans	(270,414)	—	(3,386)	15,117	—	(11,731)	—		—
Issuance of restricted stock	35,677	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	1,682	—	—	—	—		1,682
Purchase of treasury stock	—	—	—	(776)	—	—	—		(776)
Repurchase of noncontrolling interests	—	—	5,209	—	—	—	(9,186)		(3,977)
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	600		600
Net income	—	—	—	—	—	28,455	1,298	$29,753	29,753
Foreign currency translation adjustment, net of tax	—	—	(33)	—	1,860	—	—	1,860	1,827
Comprehensive income	—	—	—	—	—	—	—	$31,613	—
Balance at March 31, 2011	45,982,313	$—	$412,223	$(194,355)	$(3,748)	$(134,885)	$11,691		$90,926

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
Net income (loss)	$29,753	$(41,130)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,905	(2,348)
Income tax (expense) benefit related to other comprehensive income	(45)	3
Comprehensive income (loss)	31,613	(43,475)
Comprehensive income attributable to noncontrolling interests	(1,298)	(1,651)
Comprehensive income (loss) attributable to controlling interests	$30,315	$(45,126)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	For the Three Months Ended March 31,
	2011	2010
Operating activities
Net income (loss)	$29,753	$(41,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,768	3,496
Losses upon charge off of loans and fees receivable recorded at fair value	48,090	152,047
Provision for losses on loans and fees receivable	15,356	21,367
Accretion of discount on convertible senior notes	1,835	2,689
Stock-based compensation expense	1,682	3,442
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(48,659)	(73,506)
Unrealized loss (gain) on trading securities	192	(60)
Gain on repurchase of convertible senior notes	(268)	(13,896)
Income (loss) on equity-method investments	(18,304)	280
Gain on buy-out of equity-method investee members	(619)	—
Changes in assets and liabilities, exclusive of business acquisitions:
(Increase) decrease in uncollected fees on non-securitized earning assets	(2,985)	1,167
Decrease in JRAS auto loans receivable	4,549	8,689
(Decrease) increase in tax liability	(2,206)	97,879
Decrease in prepaid expenses	3	4,933
(Decrease) increase in accounts payable and accrued expenses	(623)	1,900
Other	(2,209)	4,074
Net cash provided by operating activities	28,355	173,371
Investing activities
Increase in restricted cash	(2,765)	(36,629)
Investment in equity-method investees	(34,336)	—
Proceeds from equity-method investees	4,002	1,870
Investments in earning assets	(235,863)	(286,902)
Proceeds from earning assets	370,044	303,346
Net cash associated with newly acquired consolidated subsidiaries	2,781	—
Purchases and development of property, net of disposals	(533)	307
Net cash provided by (used in) investing activities	103,330	(18,008)
Financing activities
Noncontrolling interests contributions (distributions), net	600	(231)
Purchase of treasury stock	(776)	(391)
Purchases of noncontrolling interests	(4,042)	(7,535)
Proceeds from borrowings	9,697	1,186
Repayment of borrowings	(109,820)	(139,194)
Net cash used in financing activities	(104,341)	(146,165)
Effect of exchange rate changes on cash	1,171	(1,278)
Net increase in unrestricted cash	28,515	7,920
Unrestricted cash and cash equivalents at beginning of period	85,350	185,019
Unrestricted cash and cash equivalents at end of period	$113,865	$192,939
Supplemental cash flow information
Effect of adoption of accounting pronouncements on restricted cash	$—	$(14,082)
Unrestricted cash included in assets held for sale	$7,344	$—
Cash paid for interest	$11,079	$15,512
Net cash income tax payments (refunds)	$4,832	$(96,824)
Supplemental non-cash information
Notes payable associated with capital leases	$—	$856
Issuance of stock options and restricted stock	$303	$1,127

See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011

1.	Basis of Presentation

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheets; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations. Operating results for the three months ended March 31, 2011 are not indicative of what our results will be for the year ending December 31, 2011.

We have reclassified certain amounts in our prior period consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

In accordance with applicable accounting literature, we have classified the net assets and liabilities of our Month End Money (“MEM”) business operations as held for sale in our consolidated balance sheets and as discontinued operations within our consolidated statements of operations. On April 1, 2011, we completed the planned sale of these operations to Dollar Financial Corp for $195.0 million. We received net pre-tax proceeds of $170.7 million after the purchase of minority shares and other transaction-related expenditures, and inclusive of MEM’s excess working capital that was returned to us prior to completion of the transaction under the terms of the sales contract.

In connection with our consideration of a potential spin-off of our United States (“U.S.”) and United Kingdom (“U.K.”) micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc. (“Purpose Financial”), filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments most recently on November 30, 2010.  On April 13, 2011, we formally requested the withdrawal of this registration statement due to the completion of our MEM sale.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with our U.S. retail and Internet micro-loan activities, credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program, and our current and former auto finance businesses (the receivables of our auto finance businesses being separately categorized as pledged as collateral for non-recourse asset-backed structured financing facilities).  Our balance transfer program receivables are included as a component of our Credit Card segment data and aggregated $14.1 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 2.5% of our consolidated loans and fees receivable (net or at fair value) as of March 31, 2011.  Our loans and fees receivable generally are unsecured; however, our auto finance loans are secured by the underlying automobiles in which we hold the vehicle title.

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this Report are as follows:

	Balance at December 31, 2010	Additions	Subtractions	Balance at March 31, 2011
Loans and fees receivable, gross	$227.7	$143.4	$(182.2)	$188.9
Deferred revenue	(20.5)	(16.7)	18.4	(18.8)
Allowance for uncollectible loans and fees receivable	(37.6)	(4.0)	13.4	(28.2)
Loans and fees receivable, net	$169.6	$122.7	$(150.4)	$141.9

	Balance at December 31, 2009	Additions	Subtractions	Balance at March 31, 2010
Loans and fees receivable, gross	$379.7	$245.1	$(288.8)	$336.0
Deferred revenue	(40.9)	(27.6)	33.0	(35.5)
Allowance for uncollectible loans and fees receivable	(53.4)	(20.0)	22.6	(50.8)
Loans and fees receivable, net	$285.4	$197.5	$(233.2)	$249.7

As of March 31, 2011 and 2010, the weighted average remaining accretion periods for the $18.8 million and $35.5 million, respectively, of deferred revenue reflected in the above tables were 13.5 and 24.0 months, respectively.

A roll-forward of our allowance for uncollectible loans and fees receivable, net (in millions) is as follows:
For the Three Months Ended March 31, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Provision for loan losses	(0.3)	(3.5)	(0.1)	(0.1)	(4.0)
Charge offs	1.6	4.2	9.0	—	14.8
Recoveries	(0.3)	(0.2)	(1.6)	—	(2.1)
Sale of assets	—	—	0.7	—	0.7
Balance at end of period	$(3.0)	$(4.7)	$(20.3)	$(0.2)	$(28.2)
Balance at end of period individually evaluated for impairment	$—	$—	$(0.4)	$—	$(0.4)
Balance at end of period collectively evaluated for impairment	$(3.0)	$(4.7)	$(19.9)	$(0.2)	$(27.8)
Loans and fees receivable:
Loans and fees receivable, gross	$17.2	$38.1	$132.8	$0.8	$188.9
Loans and fees receivable individually evaluated for impairment	$—	$—	$1.1	$—	$1.1
Loans and fees receivable collectively evaluated for impairment	$17.2	$38.1	$131.7	$0.8	$187.8

For the Three Months Ended March 31, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(5.0)	$(10.0)	$(38.4)	$—	$(53.4)
Provision for loan losses	(1.0)	(7.4)	(11.6)	—	(20.0)
Charge offs	1.9	8.2	15.1	—	25.2
Recoveries	(0.5)	(0.3)	(1.8)	—	(2.6)
Balance at end of period	$(4.6)	$(9.5)	$(36.7)	$—	$(50.8)
Balance at end of period individually evaluated for impairment	$—	$—	$(2.0)	$—	$(2.0)
Balance at end of period collectively evaluated for impairment	$(4.6)	$(9.5)	$(34.7)	$—	$(48.8)
Loans and fees receivable:
Loans and fees receivable, gross	$17.8	$66.7	$251.5	$—	$336.0
Loans and fees receivable individually evaluated for impairment	$—	$—	$12.9	$—	$12.9
Loans and fees receivable collectively evaluated for impairment	$17.8	$66.7	$238.6	$—	$323.1

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	For the Period Ended
	March 31, 2011	December 31, 2010
Current loans receivable	$160.3	$189.9
Current fees receivable	7.6	7.7
Delinquent loans and fees receivable	21.0	30.1
Loans and fees receivable, gross	$188.9	$227.7

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

An aging of our delinquent loans and fees receivable, gross (in millions) as of March 31, 2011 and December 31, 2010 is as follows:

As of March 31, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-30 days past due	$0.4	$3.6	$6.4	$—	$10.4
31-60 days past due	0.4	2.6	2.7	—	5.7
61-90 days past due	1.4	1.6	1.9	—	4.9
Delinquent loans and fees receivable, gross	$2.2	$7.8	$11.0	$—	$21.0
Current loans and fees receivable, gross	15.0	30.3	121.8	0.8	167.9
Total loans and fees receivable, gross	$17.2	$38.1	$132.8	$0.8	$188.9
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$1.3	$—	$1.3

As of December 31, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-30 days past due	$0.8	$3.6	$11.6	$—	$16.0
31-60 days past due	0.7	2.2	4.3	—	7.2
61-90 days past due	1.8	1.4	3.7	—	6.9
Delinquent loans and fees receivable, gross	$3.3	$7.2	$19.6	$—	$30.1
Current loans and fees receivable, gross	15.4	38.4	143.5	0.3	197.6
Total loans and fees receivable, gross	$18.7	$45.6	$163.1	$0.3	$227.7
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$2.7	$—	$2.7

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended March 31,
	2011	2010
Unrecovered balance at beginning of period	$29,889	$29,669
Acquisitions of defaulted accounts	3,024	3,597
Cash collections	(20,628)	(14,581)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	10,597	7,300
Unrecovered balance at end of period	$22,882	$25,985

Previously charged-off receivables held as of March 31, 2011 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At March 31, 2011, $7.1 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.  Although we eliminate all intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 0.8% of our consolidated total assets.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 60 months for normal delinquency charged-off accounts and approximately 84 months for Chapter 13 Bankruptcies. Our estimated remaining collections on the $22.9 million unrecovered balance of our investments in previously charged-off receivables as of March 31, 2011 amount to $127.5 million, of which we expect to collect 43.5% over the next 12 months, with the balance to be collected thereafter.

Investments in Securities

The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of
	March 31, 2011	December 31, 2010
Held to maturity:
Investments in non-marketable debt securities	$2,482	$2,414
Available for sale:
Investments in non-marketable debt securities	4,942	4,087
Investments in non-marketable equity securities	1,500	1,500
Trading:
Investments in marketable debt securities	250	55,770
Investments in marketable equity securities	342	546
Total investments in securities	$9,516	$64,317

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investment in a 33.3%-owned limited liability company made during the fourth quarter of 2004. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture that purchased all of the outstanding notes issued out of our structured financing trust underlying our U.K. portfolio of credit card receivables (the “U.K. Portfolio”). We record our respective interests in the income or losses of our equity-method investees within the equity in loss of equity-method investees category on our consolidated statements of operations. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees.

In January 2011, we acquired an additional 47.5% interest in a 47.5% equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that the assets and liabilities of this entity should now be consolidated within our consolidated balance sheets.

Income Taxes

Our overall effective tax rates (computed considering results for only continuing operations before income taxes) were 1.1% (expense) and 0.6% (benefit) in the three months ended March 31, 2011 and 2010, respectively.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of decreased valuation allowances against income statement-oriented federal, foreign and state deferred tax assets. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been 38.3% and 33.9% in the three months ended March 31, 2011 and 2010, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.5 million and $0.6 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2011 and 2010, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense; we experienced no such reduction in either of the three months ended March 31, 2011 and 2010.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended March 31,
	2011	2010
Retail micro-loan fees	$17,186	$18,187
Internet micro-loan fees	552	269
Fees on credit card receivables held on balance sheet	3,208	9,590
Changes in fair value of loans and fees receivable recorded at fair value (1)	130,003	40,910
Changes in fair value of notes payable associated with structured financings recorded at fair value	(81,344)	32,596
Income on investments in previously charged-off receivables	10,597	7,300
Gross loss on auto sales	(125)	(1,522)
Gains on investments in securities	132	60
Loss on sale of JRAS assets	(4,648)	—
Other	847	531
Total fees and related income on earning assets	$76,408	$107,921

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

Subsequent Events

We evaluate subsequent events that have occurred after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required adjustments to our consolidated financial statements.

On December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in MEM.  The transaction closed in April 2011.

Pursuant to the closing of a tender offer in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.  These shares were subsequently retired.

3.	Discontinued Operations

On December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in MEM.  The transaction closed in April 2011. In accordance with applicable accounting literature, we have classified MEM’s net assets as held for sale on our consolidated balance sheets and have reflected its operating results as discontinued operations for all periods presented.

The following tables reflect (in thousands) the components of our discontinued operations:

	For the Three Months Ended March 31,
	2011	2010
Net interest income, fees and related income on non-securitized earning assets	$20,793	$13,959
Other operating expense	13,449	8,865
Income before income taxes	7,344	5,094
Income tax expense	(2,312)	(1,314)
Net income	$5,032	$3,780
Net income attributable to noncontrolling interests	$1,131	$737

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets held for sale and liabilities related to assets held for sale:
	As of
	March 31, 2011	December 31, 2010
Assets held for sale:
Unrestricted cash and cash equivalents	$7,344	$16,419
Loans and fees receivable, net (of $5,272 and $5,218 in deferred revenue and $8,776 and $8,465 of allowances for uncollectible loans and fees receivable as of March 31, 2011 and December 31, 2010, respectively)	33,253	32,786
Property at cost, net of depreciation	6,062	6,506
Prepaid expenses and other assets	756	1,537
Goodwill	23,846	23,011
Total assets held for sale	$71,261	$80,259
Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$5,293	$2,348
Income tax liability	3,434	6,766
Total liabilities related to assets held for sale	$8,727	$9,114

4.	Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans.  In March 2010, we acquired all of the noncontrolling interests in our Investments in Previously Charged-Off Receivables segment for $1.0 million, such that we now own 100% of this segment.  Similarly, in February 2011, we purchased substantially all of the noncontrolling interests in our Credit Cards segment majority-owned subsidiaries for $4.1 million.

Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2011	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income on earning assets	$22,893	$10,515	$14,063	$2,888	$233	$50,592
Total other operating income	$21,824	$706	$—	$129	$—	$22,659
Income (loss) from continuing operations before income taxes	$24,533	$3,399	$1,533	$(3,566)	$(904)	$24,995
Income on discontinued operations before income taxes	$—	$—	$—	$—	$7,344	$7,344
Loans and fees receivable, gross	$17,998	$—	$36,887	$132,772	$1,194	$188,851
Loans and fees receivable, net	$14,708	$—	$27,379	$99,047	$717	$141,851
Loans and fees receivable held at fair value	$424,031	$—	$—	$—	$—	$424,031
Total assets	$664,489	$37,493	$42,109	$87,607	$75,689	$907,387

Three Months Ended March 31, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(12,689)	$7,160	$15,733	$(4,274)	$172	$6,102
Total other operating income	$18,357	$379	$—	$130	$—	$18,866
(Loss) income from continuing operations before income taxes	$(33,801)	$981	$2,316	$(14,527)	$(134)	$(45,165)
Income on discontinued operations before income taxes	$—	$—	$—	$—	$5,094	$5,094
Loans and fees receivable, gross	$17,730	$—	$33,207	$251,542	$33,481	$335,960
Loans and fees receivable, net	$13,143	$—	$27,631	$185,263	$23,639	$249,676
Loans and fees receivable held at fair value	$681,917	$—	$—	$—	$—	$681,917
Total assets	$1,043,573	$30,571	$61,850	$208,875	$63,034	$1,407,903

5.	Shareholders' Equity

Retired Shares

Pursuant to the closing of a tender offer in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.  These shares were subsequently retired.

We exclude all retired shares from our outstanding share counts. Also, as of March 31, 2010, we had 2,252,388 loaned shares outstanding.

Treasury Stock

At our discretion, we use treasury shares to satisfy option exercises and restricted stock and restricted stock units vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 452,567 during the three months ended March 31, 2011 and 383,476 during the three months ended March 31, 2010 at gross costs of $15.1 million and $6.3 million, respectively, in satisfaction of option exercises and vested restricted stock. We also effectively purchased shares totaling 121,703 during the three months ended March 31, 2011 and 89,287 during the three months ended March 31, 2010 at gross costs of $0.8 million and $0.4 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

6.	Investments in Equity-Method Investees

Our equity-method investments outstanding at March 31, 2011 consist of our fourth quarter 2004 purchase of a 33.3% interest in a joint venture (“Transistor”) and our March 2011 investment in a 50.0%-owned joint venture that purchased the outstanding notes issued out of our U.K. Portfolio structured financing trust. The 50%-owned joint venture elected under the fair value option to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) equal to the excess of the fair value of the notes at March 31, 2011 over the joint venture’s discounted purchase price of the notes.

In January 2011, we acquired an additional 47.5% interest in a 47.5% equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold, thereby leading us to conclude that we should consolidate the assets and liabilities of this entity within our consolidated balance sheets.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including 2010 results of operations data for the above-mentioned 47.5%  interest while we held it in equity-method investee form prior to our January 2011 purchase of a controlling interest):

	As of
	March 31, 2011	December 31, 2010
Loans and fees receivable pledged as collateral under structured financings, at fair value	$103,924	$130,171
Investments in non-marketable debt securities, at fair value	$93,302	$—
Total assets	$211,605	$143,110
Notes payable associated with structured financings, at fair value	$92,264	$118,057
Total liabilities	$92,911	$118,941
Members’ capital	$118,694	$24,169

	For the Three Months Ended March 31,
	2011	2010
Net interest income, fees and related income on earning assets	$37,675	$390
Fees and related loss on securitized earning assets	$—	$—
Total other operating income	$87	$1,419
Net income (loss)	$36,272	$(2,447)

Included in the above tables is our aforementioned March 2011 investment in a 50.0%-owned joint venture that purchased the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:
As of March 31, 2011
Investments in non-marketable debt securities, at fair value	$93,302
Total assets	$98,069
Total liabilities	$105
Members’ capital	$97,964

For the Three Months Ended March 31, 2011
Net interest income, fees and related income on earning assets	$34,409
Net income	$34,303

7.	Goodwill and Intangible Assets

Goodwill

As of both March 31, 2011 and December 31, 2010, we showed no goodwill balances on our consolidated balance sheets. Goodwill amounts attributable to our MEM discontinued operations are included within assets held for sale on our consolidated balance sheets, and as noted previously, we completed our sale of MEM’s discontinued operations on April 1, 2011.

Intangible Assets

We had $2.1 million of remaining intangible assets that we determined had an indefinite benefit period as of both March 31, 2011 and December 31, 2010. The net unamortized carrying amount of intangible assets subject to amortization was $0.2 million and $0.3 million as of March 31, 2011 and December 31, 2010, respectively. Intangible asset-related amortization expense was $0.1 million for both the three months ended March 31, 2011 and 2010.

8.	Fair Values of Assets and Liabilities

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

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2011 and December 31, 2010 by fair value hierarchy:

Assets – As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$592	$—	$—	$592
Loans and fees receivable, at fair value	$—	$—	$8,953	$8,953
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$415,078	$415,078

Assets – As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$56,316	$—	$—	$56,316
Loans and fees receivable, at fair value	$—	$—	$12,437	$12,437
Securitized earning assets	$—	$—	$373,155	$373,155

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our Level 1 assets in the above table, total realized net gains were $0.4 million and $0.0 million for the three months ended March 31, 2011 and 2010, respectively, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three-month periods ended March 31, 2011 and 2010:
	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Securitized Earning Assets	Total
Balance at December 31, 2009	$42,299	$—	$36,514	$78,813
Transfers in due to adoption of new accounting guidance	—	836,346	(36,514)	799,832
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	(1,380)	—	(1,380)
Net revaluations of loans and fees receivable, at fair value	42,290	—	—	42,290
Purchases, issuances, and settlements, net	(59,887)	(177,816)	—	(237,703)
Impact of foreign currency translation gain	—	65	—	65
Net transfers in and/or out of Level 3	—	—	—	—
Balance at March 31, 2010	$24,702	$657,215	$—	$681,917
Balance at December 31, 2010	$12,437	$373,155	$—	$385,592
Transfers in due to consolidation of equity-method investees	—	14,587	—	14,587
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	126,586	—	126,586
Net revaluations of loans and fees receivable, at fair value	3,417	—	—	3,417
Purchases, issuances, and settlements, net	(6,901)	(102,601)	—	(109,502)
Impact of foreign currency translation	—	3,351	—	3,351
Net transfers in and/or out of Level 3	—	—	—	—
Balance at March 31, 2011	$8,953	$415,078	$—	$424,031

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

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2011 and December 31, 2010 by fair value hierarchy:
Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Liabilities Measured at Fair Value
Notes payable associated with structured financings, at fair value as of March 31, 2011	$—	$—	$399,256	$399,256
Notes payable associated with structured financings, at fair value as of December 31, 2010	$—	$—	$370,544	$370,544

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

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three-month periods ended March 31, 2011 and 2010:
	Notes Payable Associated with Structured Financings, at Fair Value
	2011	2010
Beginning balance January 1	$370,544	$—
Transfers in due to adoption of new accounting guidance	—	772,615
Transfers in due to consolidation of equity-method investees	15,537	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	81,344	(32,596)
Repayments on outstanding notes payable, net	(71,689)	(89,167)
Impact of foreign currency translation	3,520	(182)
Net transfers in and/or out of Level 3	—	—
Ending balance, March 31	$399,256	$650,670

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

Valuations and Techniques for Assets Measured at Fair Value on a Non-Recurring Basis

 We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable as part of required annual impairment valuations or earlier impairment valuations if one or more of these assets is determined to be impaired.

We were required to make such a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the fourth quarter of 2010 as part of our annual impairment testing, and based on that testing, we wrote off the remaining balance of goodwill associated with that segment in the fourth quarter of 2010. Considering this goodwill write off coupled with our April 1, 2011 subsequent event under which we completed the sale of our MEM operations, we no longer have any goodwill represented within our consolidated balance sheets. (We note that we had no separately stated goodwill balance on our March 31, 2011 and December 31, 2010 consolidated balance sheets given that goodwill associated with our MEM operations was classified within assets held for sale on those consolidated balance sheets.)

With the above-discussed goodwill asset write offs and disposals, intangibles represent the only other assets that we have that are measured on a non-recurring basis at fair value. The table below summarizes (in thousands) intangibles fair values as of March 31, 2011 and December 31, 2010 by fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets – As of March 31, 2011
Intangibles	$—	$—	$2,113	$2,113

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets – As of December 31, 2010
Intangibles	$—	$—	$2,113	$2,113

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2011 and December 31, 2010 concerning our assets and liabilities measured at fair value are as follows:
As of March 31, 2011	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$16,152	$578,035
Aggregate fair value of loans and fees receivable that are reported at fair value	$8,953	$415,078
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$88	$1,707
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$2,495	$40,886

As of December 31, 2010	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$21,925	$647,924
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,437	$373,155
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$137	$2,792
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$4,842	$57,076

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2011	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2011
Aggregate unpaid principal balance of notes payable	$599,768	$648,210
Aggregate fair value of notes payable	$399,256	$370,544

9.	Convertible Senior Notes and Notes Payable

Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025, and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.

We are amortizing the discount to the face amount of the notes into interest expense over the expected life of the notes, and this will result in a corresponding release of associated deferred tax liability. Total amortization for the three months ended March 31, 2011 and 2010 totaled $1.8 million and $2.7 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $3.3 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively.  We will amortize the discount remaining at March 31, 2011 into interest expense over the expected terms of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:
	As of March 31, 2011	As of December 31, 2010
Face amount of 3.625% convertible senior notes due 2025	$132,470	$145,970
Face amount of 5.875% convertible senior notes due 2035	140,467	140,467
Discount	(53,873)	(56,593)
Net carrying value	$219,064	$229,844
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

In open market transactions during the three months ended March 31, 2011, we repurchased $13.5 million in face amount of our 3.625% notes for $12.4 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), thereby resulting in the recognition of an aggregate gain during the three months ended March 31, 2011 of $0.3 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases).

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

Notes Payable Associated with Structured Financings, at Fair Value

As of March 31, 2011, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:
	Carrying Amounts at Fair Value as of
	March 31, 2011	December 31, 2010
Amortizing structured financing facility issued out of our upper-tier originated portfolio master trust—outstanding face amount of $412.3 million as of March 31, 2011, bearing interest at a weighted average 2.4% interest rate, which is secured by credit card receivables and restricted cash aggregating $284.5 million in carrying amount (1)	$282.1	$273.2
Multi-year variable funding structured financing facility (expiring September 2014), outstanding face amount of $1.1 million as of March 31, 2011, bearing interest at a weighted average 3.8% interest rate, which is secured by credit card receivables and restricted cash aggregating $6.2 million in carrying amount (2)	1.1	2.1
Amortizing term structured financing facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio structured financing trust, outstanding face amount of $159.1 million as of March 31, 2011, bearing interest at a weighted average 3.3% interest rate, which is secured by credit card receivables and restricted cash aggregating $105.8 million in carrying amount (3)	97.8	87.2
Amortizing term structured financing facility (expiring January 2015) issued out of a trust underlying a portfolio acquisition by one of our former equity investees, the controlling interests in which we acquired in February 2011, such facility having an outstanding face amount of $14.3 million as of March 31, 2011, bearing interest at a weighted average 2.0% interest rate and being secured by credit card receivables and restricted cash aggregating $16.9 million in carrying amount	13.6	—
Ten-year amortizing term structured financing facility issued out of a trust underlying one of our portfolio acquisitions (expiring January 2014), outstanding face amount of $13.0 million as of March 31, 2011, bearing interest at a weighted average 5.4% interest rate, which is secured by credit card receivables and restricted cash aggregating $27.6 million in carrying amount	4.7	8.0
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$399.3	$370.5

(1)
Because this facility entered into early amortization in January 2010 before its scheduled expiration, the terms of the facility do not allow for the funding of purchases. Under early amortization, all excess cash (i.e., cash collected from cardholders, less servicing costs and debt service costs) is applied toward amortizing repayment of the outstanding note within the facility with the ultimate timing and amount of amortizing repayments limited to the available residual cash flows.

(2)
Represents the conduit notes associated with our subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

(3)	In April 2007, we completed an amortizing structured financing facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables (cash flows that we consider adequate to meet our variable costs of servicing these assets), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $399.3 million in fair value of structured financing notes in the above table is $441.0 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $41.7 million.

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

Notes Payable Associated with Structured Financings, at Face Value

The principal amount of the structured financing notes outstanding and the carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:
	As of March 31, 2011	As of December 31, 2010

Amortizing debt facility of ACC Auto Finance segment receivables, rate of 15.0% at March 31, 2011, which is secured by auto finance receivables and restricted cash with an aggregate carrying amount of $48.0 million and $58.1 million at March 31, 2011 and December 31, 2010, respectively (1)	$44.3	$54.4
Revolving line of credit of CAR Auto Finance segment receivables, rate of 4.8% at March 31, 2011, which is secured by auto finance receivables and restricted cash with an aggregate carrying amount of $43.1 million and $49.1 million at March 31, 2011 and December 31, 2010, respectively and is payable over an amortization period of not more than six months beginning June 2011	27.7	31.4
Financing of JRAS Auto Finance segment receivables, which is secured by auto finance receivables, land and restricted cash with an aggregate carrying amount of $14.1 million at December 31, 2010 (2)	—	8.1
Amortizing debt facility against JRAS Auto Finance segment receivables originated while we owned JRAS, rate of 12.3% at March 31, 2011, which is secured by auto finance receivables and restricted cash with an aggregate carrying amount of $7.9 million at March 31, 2011 (2)	7.8	—
Financing of JRAS Auto Finance segment inventory, which is secured by inventory with an aggregate carrying amount of $0.6 million at December 31, 2010	—	0.3
Vendor-financed software and equipment acquisitions, secured by certain equipment with an aggregate carrying amount of $0.03 at December 31, 2010	—	0.5
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, rate of 12% at March 31, 2011, secured by certain investments in previously charged-off receivables with an aggregate carrying of $1.0 million and $1.4 million at March 31, 2011 and December 31, 2010, respectively, payable through 2012	1.1	2.2
Total asset-backed structured financing notes outstanding (which are secured by assets with carrying amounts aggregating $100.0 million at March 31, 2011)	$80.9	$96.9

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

(2)
In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a March 31, 2011 carrying amount of $7.9 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a $9.4 million non-recourse loan to us (the partial proceeds of which we used to repay the remaining balance of the above-scheduled $7.8 million JRAS note payable), and we contracted with JRAS to service those receivables on our behalf.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment and inventory lending arrangements) generally provide for a priority distribution of cash flows to us to service any underlying pledged receivables (cash flows that we consider adequate to meet our costs of servicing these receivables), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and, except as provided in the following paragraph with respect to the CAR facility (and because of a replacement JRAS facility into which we entered in connection with the sale of our JRAS operations in February 2011 as discussed further below), there are no provisions within the debt agreements that represent any material risks of acceleration or bullet repayment of the facilities. As such, for all intents and purposes, there is no practical risk of equity loss associated with lender seizure of assets under all of the facilities other than the CAR facility. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $80.9 million of structured financing notes in the above table at March 31, 2011 is $100.0 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $19.1 million.

The CAR facility begins to amortize down in June 2011 over a period not to exceed six months.  In the event we are unable to secure either an extension of this facility or a replacement facility, the maximum exposure to pre-tax loss of equity under this CAR structured financing is $15.4 million as measured as of March 31, 2011.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

10.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., Jefferson Capital’s) commitments of $5.8 million at March 31, 2011 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which we have now done with respect to substantially all of our outstanding cardholder accounts.  The remaining available lines of credit relate solely to cards issued under our balance transfer program.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, our subsidiary, CompuCredit Corporation, has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the residual interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As a result of the closure of all outstanding accounts (with the exception of those cards associated with our balance transfer program for which we do not have any associated guarantees), CompuCredit Corporation effectively has no collective guarantees and direct purchase obligations related to any of our subsidiaries and equity-method investees at March 31, 2011. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.  Moreover, should we ever be required to fund any of the guarantees, there would be a concurrent increase in the underlying assets.

CompuCredit Corporation’s third-party originating financial institution relationships require security for its purchases of their credit card receivables, and CompuCredit Corporation has pledged $1.0 million in collateral as such security as of March 31, 2011. In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of March 31, 2011). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

Also, under its agreements with third-party originating financial institutions, CompuCredit Corporation has agreed to indemnify the financial institutions for certain costs associated with the financial institutions’ card issuance and other lending activities on our behalf. Indemnification obligations generally are limited to instances in which we either (1) have been afforded the opportunity to defend against any potentially indemnifiable claims or (2) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims.

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($15.9 million as of March 31, 2011).

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

CompuCredit Corporation is named as a defendant in a class action lawsuit entitled Wanda Greenwood, et al. vs. CompuCredit Corporation and Columbus Bank and Trust, No. 4:08-cv-4878, filed in the U.S. District Court for the Northern District of California.  The plaintiffs allege that in marketing and managing the Aspire Visa card the defendants violated the federal Credit Repair Organizations Act and California Unfair Competition Law.  The class includes all persons who within the four years prior to the filing of the lawsuit were issued an Aspire Visa card or paid money with respect thereto.  The plaintiffs seek various forms of damage, including unspecified monetary damages and the voiding of the plaintiffs’ obligations. We are vigorously defending this lawsuit.

On December 21, 2009, certain holders of our 3.625% Convertible Senior Notes Due 2025 and 5.875% Convertible Senior Notes Due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and the then-potential future spin-off of our micro-loan businesses (a transaction that is not expected to be completed given the April 1, 2011 sale of our MEM operations). We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On March 19, 2010, the U.S. District Court for the District of Minnesota transferred venue to the U.S. District Court for the Northern District of Georgia, and on April 6, 2010, we filed a Renewed Motion to Dismiss. Shortly after that filing, on May 12, 2010, the plaintiffs filed a second amended complaint to add new claims and certain of our officers and directors as defendants, to continue to seek to enjoin the then-potential future spinoff and to seek unspecified damages against all defendants. The plaintiffs also sought temporary injunctive relief to prevent our completion of a then-pending tender offer for the repurchase of our 3.625% Convertible Notes due 2025 and our common stock at $7.00 per share. At a hearing on May 12, 2010, the judge in the Northern District of Georgia denied the request for a temporary restraining order, and the tender offer was completed as scheduled on May 14, 2010. On June 4, 2010 and June 25, 2010, we and the other defendants filed respective motions with the U.S. District Court for the Northern District of Georgia to dismiss the second amended complaint. On March 15, 2011, the court denied our and the other defendants’ motions to dismiss the second amended complaint.  On March 22, 2011, certain individual defendants filed a motion to certify a portion of the March 15, 2011 order for immediate interlocutory review, and on April 1, 2011, the court granted that motion.  Further, on March 23, 2011, plaintiffs filed an Emergency Motion for Preliminary Injunction in the United States District Court for the Northern District of Georgia seeking to enjoin as an alleged fraudulent transfer a then-pending tender offer to repurchase 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. At a hearing on April 1, 2011, the court denied plaintiffs’ motion for a preliminary injunction, and the tender offer was completed as scheduled on April 11, 2011.

11.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

We compute net income (or loss) attributable to controlling interests per common share by dividing income (or loss) attributable to controlling interests by the weighted-average common shares outstanding including participating securities outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our losses or earnings.  In performing our net income (or loss) attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computation of net income (or loss) per common share (in thousands, except per share data):

	For the Three Months Ended
	2011	2010
Numerator:
Income (loss) from continuing operations attributable to controlling interests	$24,554	$(45,824)
Income from discontinued operations attributable to controlling interests	$3,901	$3,043
Net income (loss) attributable to controlling interests	$28,455	$(42,781)
Denominator:
Basic (including unvested share-based payment awards) (1)	35,801	47,834
Effect of dilutive stock options and warrants (2)	215	178
Diluted (including unvested share-based payment awards) (1)	36,016	48,012
Income (loss) from continuing operations attributable to controlling interests per common share—basic	$0.69	$(0.95)
Income (loss) from continuing operations attributable to controlling interests per common share—diluted	$0.68	$(0.95)

Income from discontinued operations attributable to controlling interests per common share—basic	$0.11	$0.06
Income from discontinued operations attributable to controlling interests per common share—diluted	$0.11	$0.06
Net income (loss) attributable to controlling interests per common share—basic	$0.80	$(0.89)
Net income (loss) attributable to controlling interests per common share—diluted	$0.79	$(0.89)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  426,911 and 723,778 shares for the three months ended March 31, 2011 and 2010, respectively.

(2)
The effect of dilutive options is shown for informational purposes only in periods where we were in a net loss position.  In such periods, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive, we excluded all of our stock options and 0 and 213,219 of unvested restricted share units, respectively, from our net income or loss attributable to controlling interests per common share calculations for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, there were no shares potentially issuable and thus warranting consideration in diluted share computations associated with our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $29.31 and $35.67 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is 5.2 million and 3.9 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,101,058 shares remained available for grant under this plan as of March 31, 2011. Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $0.0 million and $2.0 million, respectively, for the three months ended March 31, 2011 and 2010, respectively.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During each of the three month-periods ended March 31, 2011 and 2010, we expensed stock-option-related compensation costs of $0.4 million. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Three Months Ended March 31, 2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	570,000	$39.24
Cancelled/Forfeited	—	—
Outstanding at March 31, 2011	570,000	$39.24	2.0	$—
Exercisable at March 31, 2011	70,000	$26.76	1.1	$—

	For the Three Months Ended March 31, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	790,000	$31.75
Cancelled/Forfeited	—	—
Outstanding at March 31, 2010	790,000	$31.75	2.9	$—
Exercisable at March 31, 2010	290,000	$15.81	2.6	$—

As of March 31, 2011, our unamortized deferred compensation costs associated with non-vested stock options were $0.1 million. There were no stock option exercises during the three months ended March 31, 2011.  No options have been granted thus far in 2011, and none were granted during 2010 either.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2011 and 2010, we granted 44,000 and 253,107 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.3 million and $1.1 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of March 31, 2011, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.8 million with a weighted-average remaining amortization period of 0.9 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2010, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

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

Our product and service offerings also include small-balance, short-term cash advance loans that typically are due on the customer’s next payday—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans made through our MEM operations that are classified as held for sale and that were sold on April 1, 2011) for 30 days or less and to which we refer as “micro-loans;” installment loans, title loans, and other credit products; and money transfer, bill payment, and other financial services. We market these loans and products through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin and over the Internet in the U.S. Similarly, up until its sale on April 1, 2011, our MEM operations marketed these cash advance loans over the Internet in the U.K.

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

Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from third parties, our equity-method investees and us.

The most significant changes to our business during the three months ended March 31, 2011 were:

•
Our January 2011 purchase of substantially all of the investor interests in our Credit Card segment equity-method investees and noncontrolling interests in our Credit Cards segment majority-owned subsidiaries for $4.1 million;

•
Our March 2011 investment in a 50.0%-owned joint venture which purchased all of the outstanding notes issued out of our U.K. Portfolio structured financing trust at discounted price and reported a gain in the three months ended March 31, 2011 upon its marking of such notes to fair value under its fair value option election (of which $17.1 million was our allocable share);

•
Our repurchases in open market transactions of an aggregate of $13.5 million in face amount of our 3.625% convertible senior notes due in 2025 for $12.4 million, such amount being inclusive of transaction costs and accrued interest through the date of our repurchase of the notes; and

•
Our sale of certain operating assets of our JRAS buy-here, pay-here lot subsidiaries in a transaction under which we retained its underlying loans and fees receivable, resulting in a loss of $4.6 million.

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not sufficiently recovered to facilitate growth for us thus far. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality in the near term, and, even if they were available, the current regulatory and economic environment and our current liquidity position are not attractive enough for us to want to originate any significant level of new credit card receivables in the U.S. (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). We continue, however, to plan for and conduct limited tests of credit card originations in the U.K. because we believe the U.K. regulatory environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.

In the current environment, wherein the only material cash flows we will receive within our Credit Cards segment are those associated with servicing compensation until our securitization facilities are fully repaid and distributions from our new 50.0%-owned joint venture, which purchased and holds all of the outstanding notes issued out of our U.K. Portfolio, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have had the effect of reducing our potential for profitability. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can better support with its diminished cash inflows will not result in further impairments in the fair values of our credit card receivables; however, this outcome cannot be assured.

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

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities that would be reflected predominantly within our Credit Card segment:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as has been done historically through dividends and tender offers, including our tender offer that closed in April 2011, whereby we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million). Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure until we can finance and complete further acquisitions.

Cessation of Plans for Potential Spin-Off of Micro-Loan Businesses

In connection with our consideration of a potential spin-off of our U.S. and U.K. micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc. (“Purpose Financial”), filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments most recently on November 30, 2010.  On April 13, 2011, we formally requested the withdrawal of this registration statement due to the completion of our MEM sale.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended March 31,		Income Increases (Decreases) from
(In thousands)	2011	2010	2010 to 2011
Earnings:
Total interest income	$42,946	$84,210	$(41,264)
Interest expense	(11,951)	(17,633)	5,682
Fees and related income on earning assets:
Retail micro-loan fees	17,186	18,187	(1,001)
Internet micro-loan fees	552	269	283
Fees on credit card receivables held on balance sheet	3,208	9,590	(6,382)
Changes in fair value of loans and fees receivable recorded at fair value	130,003	40,910	89,093
Changes in fair value of notes payable associated with structured financings recorded at fair value	(81,344)	32,596	(113,940)
Income on investments in previously charged-off receivables	10,597	7,300	3,297
Gross loss on auto sales	(125)	(1,522)	1,397
Gains on investments in securities	132	60	72
Loss on sale of JRAS assets	(4,648)	—	(4,648)
Other	847	531	316
Other operating income (loss):
Servicing income	966	2,019	(1,053)
Ancillary and interchange revenues	2,502	3,231	(729)
Gain on repurchase of convertible senior notes	268	13,896	(13,628)
Gain on buy-out of equity-method investee members	619	—	619
Equity in income (loss) of equity-method investees	18,304	(280)	18,584
Total	130,062	193,364	(63,302)
Losses upon charge off of loans and fees receivable recorded at fair value	52,848	152,047	99,199
Provision for losses on loans and fees receivable recorded at net realizable value	3,963	16,349	12,386
Operating expenses:
Salaries and benefits	6,562	10,687	4,125
Card and loan servicing	27,011	39,128	12,117
Marketing and solicitation	1,061	1,499	438
Depreciation	2,219	3,167	948
Other	11,403	15,652	4,249
Noncontrolling interests	(1,298)	(1,651)	353

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Total interest income. In the three months ended March 31, 2011, total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The decline from the three months ended March 31, 2010 is due to net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bond investments, and on bonds previously distributed to us from our former equity-method investees. Principal amortization has caused a reduction in interest income levels associated with some of these investments. However, we experienced some growth in this category during the three months ended March 31, 2011 associated with our investment in publicly traded bond funds whose investment objectives are to invest in highly rated, investment-grade securities—such investments being outstanding at varying levels during the three months ended March 31, 2011.

Interest expense.  The decrease is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our repurchases of our convertible senior notes throughout 2010.

We also note that notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect our 2011 repurchases of an aggregate $13.5 million in face amount of our 3.625% convertible senior notes to result in lower interest expense in future quarters.

 Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•
improved performance within our Investments in Previously Charged-Off Receivables segment, principally reflecting the growth within this segment subsequent to the termination of its forward flow arrangement with Encore;

•
slight reductions in revenues related to our retail micro-loan operations as a result of their required implementation of new database requirements in Wisconsin in January 2011, slightly offset, however, by growth in South Carolina volumes from the lows that it experienced immediately after it implemented a new database requirement in the three months ended March 31, 2010;

•
reductions in fees earned on our credit card receivables due to continued liquidations offset slightly by the consolidation of former equity-method investees as a result of our January 2011 purchase of substantially all of the investor interests in these entities;

•
reduced gross losses in 2011on automotive vehicle sales corresponding to our minimization of additional inventory purchases within our JRAS operations and our ultimate suspension of operations and final sale of our remaining JRAS lot in February 2011; and

•	our recognition of a $4.6 million loss corresponding to our above-mentioned sale of certain assets associated with our JRAS operations.

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

Additionally, prospects for profits and revenue growth within our Investments in Previously Charged-off Receivables segment remain good. Although competition for purchases of pools of charged-off receivables is keen, we believe that we can favorably compete within the marketplace, particularly given some of our unique offerings like our balance transfer program.

Lastly, because of the new database requirements in South Carolina, Kentucky and Wisconsin as discussed throughout this Report, we do not expect any significant growth in our retail micro-loan fees over the next year; such fees may even contract (although not by an amount that we would consider material) over the next year.

Servicing income.  Our reported servicing income is comprised of only that portion of servicing paid to us by our equity-method investees and any other third parties. Due to our January 2011 purchase of substantially all of the investor interests in our Credit Cards segment equity-method investees and their subsequent consolidation and elimination, servicing income has declined over that experienced in the prior year.  Moreover, we expect further declines in such income absent our obtaining contracts to service portfolios for new equity-method investees or other third parties.

Ancillary and interchange revenues. During periods, unlike our current period, in which we are broadly originating credit card accounts or in which a significant number of credit card accounts are open to cardholder purchases, we market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. The decline in our ancillary revenues associated with these activities and our interchange revenues corresponds with our account closure actions and the net liquidations we have experienced in all of our credit card receivables portfolios in recent years. Absent portfolio acquisitions, we expect only immaterial amounts of ancillary and interchange revenues in the future.

Gain on repurchase of convertible senior notes.  During the three months ended March 31, 2011, we repurchased in open market transactions $13.5 million in face amount of our 3.625% notes due 2025 for $12.4 million (inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes). The repurchases resulted in the recognition of aggregate gains for the three months ended March 31, 2011of $0.3 million (net of the notes’ applicable share of deferred costs and debt discount, which were written off in connection with the purchases).

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

We are actively pursuing other repurchases of our 3.625% convertible senior notes, which could result in additional as of yet unknown gains or losses upon such repurchases.

Equity in income (loss) of equity-method investees.  The significant increase in income associated with our equity-method investees is principally related to our March 2011 investment in a 50.0%-owned joint venture that purchased the outstanding notes issued out of our U.K. Portfolio structured financing trust. The 50%-owned joint venture elected under the fair value option to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) equal to the excess of the fair value of the notes at March 31, 2011 over the joint venture’s discounted purchase price of the notes.

We expect to see continued liquidations in the credit card receivables portfolios and structured financing notes held by our equity-method investees for the foreseeable future. As such, absent possible investments in new equity-method investees in the future, we expect gradually declining effects from our equity-method investments on our operating results.

Losses upon charge off of loans and fees receivable recorded at fair value. The balance of this account reflects charge offs of credit card receivables associated with the de-securitization and reconsolidation of our lower-tier credit card receivables portfolio upon investor repayment in the fourth quarter of 2009 and the consolidation of our formerly off-balance-sheet credit card receivables securitizations onto our consolidated balance sheet pursuant to accounting rules changes effective as of January 1, 2010. We expect for charge offs associated with these consolidated portfolios to decline over time as we continue to liquidate the underlying portfolios.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Despite increased provisions within our JRAS operations related to the closure of several of our JRAS sales and servicing locations and the corresponding impact on charge offs prior to the sale of these operations in February 2011, our provisions for losses on loans and fees receivable has declined in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 principally due to net liquidations in our auto finance receivables over the past few years (i.e., fewer receivables generating fewer charge offs), but also due in minor part to improvements in the overall economy as it recovers. Similarly, we expect continued reductions in our provision for losses on loans and fees receivable recorded at net realizable value for the remainder of 2011 attributable to the continued expected gradual net liquidation of our auto finance receivables. The level of contraction in these receivables is expected to outpace growth, if any, in receivables within our U.S. retail and Internet micro-loan businesses. Moreover, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2011 versus 2010 (other than further potential improvements as the economy continues with its recovery); such improvements could further contribute to expected reductions in our provision for losses on loans and fees receivable recorded at net realizable value.

Further details concerning credit loss trends and expectations by segment are provided throughout our forthcoming discussion and analysis of each segment.

Total other operating expense. Total other operating expense decreased for the three months ended March 31, 2011 relative to the three months ended March 31, 2010, reflecting the following:

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

•
lower other expenses (which include, for example, rent and other occupancy costs, legal and professional fees, transportation and travel costs, telecom and data processing costs, insurance premiums, and other overhead cost categories) as we continue to adjust our internal costs based on the declining size of our existing portfolios;

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

Notwithstanding our cost-cutting efforts and focus, we currently are incurring and will continue to incur somewhat heightened legal costs until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our credit cards segment cash inflows are sufficient to cover the direct variable costs of this segment and a portion, but not all, of the segment’s share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance, Investments in Previously Charged-Off Receivables and U.S. retail and Internet micro-loan businesses, we may experience continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests.  We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of operations. Because of various transactions that have taken place during 2010 and into the first quarter of 2011, unless we enter into new majority-owned subsidiary ventures with noncontrolling interest holders in the future, we expect to have negligible noncontrolling interests in our majority-owned subsidiaries and negligible allocations of income or loss to noncontrolling interest holders in future quarters. Transactions contributing to this development include:

•
Our March 2010, acquisition of noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% at March 31, 2010, and our follow-on transaction on April 1, 2011 under which we sold our MEM operations to Dollar Financial Corp;

•	Our purchase of all of the noncontrolling interests held by management team members in our Investments in Previously Charged-off Receivables segment in the three months ended March 31, 2010; and

•	Our January 2011 purchase of substantially all of the the noncontrolling interest holders’ ownership interests in our Credit Cards segment majority-owned subsidiaries.

Considering the above and the fact that we sold our MEM operations on April 1, 2011, the decline in income allocable noncontrolling interest holders in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, principally reflects (1) the reduction in noncontrolling interest holders’ ownership in our profitable MEM operations from 24% throughout most of the three months ended March 31, 2010 to only 18% during the entire three-month period ended March 31, 2011 and (2) the fact that there was no allocation of our Investments in Previously Charged-off Receivables segment’s profits to noncontrolling interest holders during the entire three-month period ended March 31, 2011.

Income taxes. Our overall effective tax rates (computed considering results for only continuing operations before income taxes) were 1.1% (expense) and 0.6% (benefit) in the three months ended March 31, 2011 and 2010, respectively.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of decreased valuation allowances against income statement-oriented federal, foreign and state deferred tax assets. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been 38.3% and 33.9% in the three months ended March 31, 2011 and 2010, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.5 million and $0.6 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2011 and 2010, respectively.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense; we experienced no such reduction in either of the three months ended March 31, 2011 and 2010.

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

Additionally, we solicit accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offerings’ open credit card accounts currently represent 2.5% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

During any periods in which we hold credit card receivables on our consolidated balance sheet (e.g., after our consolidation of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within our provision for losses on loans and fees receivable on our consolidated statements of operations (for those credit card receivables of our balance transfer program for which we use net realizable value accounting) and within losses upon charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other credit card receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

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

Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to an off-balance-sheet securitization trust (i.e., applicable for pre-2010 periods only). Additionally, while we include within managed receivables those receivables we manage for our consolidated subsidiaries, we exclude from managed receivables our noncontrolling interest holders’ shares of the receivables. Lastly, we include within managed receivables only our economic share of the receivables that we manage for our equity-method investees.

Financial, operating and statistical data based on aggregate managed receivables are vital to any evaluation of our performance in managing our credit card portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the portfolios.

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) treatment of the transaction in which our 50%-owned equity-method investee acquired our U.K. Portfolio structured financing trust notes as a deemed sale of the U.K. Portfolio trust receivables at their face amount, followed by the 50%-owned equity-method investee’s repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes; and (4) removal of our noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results

 We typically have purchased credit card receivables portfolios at substantial discounts. In our managed basis statistical data, we apply a portion of these discounts against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin in our managed basis statistical data using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the credit card accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables, as well as our allowance for uncollectible loans and fees receivable in the case of our balance transfer program credit card receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):
	At or for the Three Months Ended
	2011	2010				2009
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$697,032	$774,875	$913,707	$1,052,977	$1,259,687	$1,523,105	$1,751,037	$2,049,503
Period-end managed accounts	540	599	696	754	916	1,096	1,290	1,542
Percent 30 or more days past due	12.5%	15.2%	18.0%	19.3%	20.2%	22.5%	21.0%	20.5%
Percent 60 or more days past due	9.5%	11.6%	14.0%	14.5%	16.0%	17.1%	15.8%	15.7%
Percent 90 or more days past due	7.0%	8.7%	10.4%	10.3%	12.5%	12.1%	11.1%	11.6%

Average managed receivables	$752,758	$843,394	$984,259	$1,146,358	$1,396,628	$1,633,455	$1,916,291	$2,190,561
Combined gross charge-off ratio	29.5%	36.4%	37.1%	47.8%	42.8%	42.7%	45.9%	54.4%
Net charge-off ratio	23.9%	28.9%	29.6%	37.2%	34.8%	33.5%	30.0%	29.7%
Adjusted charge-off ratio	22.6%	28.6%	29.2%	36.8%	34.5%	33.0%	29.5%	29.2%
Total yield ratio	23.1%	25.1%	31.9%	27.6%	29.4%	30.5%	55.7%	34.0%
Gross yield ratio	18.6%	18.8%	20.4%	20.6%	21.2%	22.1%	21.5%	20.6%
Net interest margin	11.9%	11.9%	13.1%	11.3%	14.9%	14.0%	14.7%	11.7%
Other income ratio	2.0%	3.3%	8.9%	3.6%	4.7%	5.9%	22.7%	(4.8)%
Operating ratio	10.4%	9.8%	9.2%	12.0%	11.2%	16.8%	11.4%	10.2%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our individual credit card receivables portfolios given the closure of substantially all credit card accounts underlying our credit card receivables portfolios. More specifically, with the isolated exceptions of our balance transfer program within our Investments in Previously Charged-Off Receivables segment (the post-card issuance activities of which are reported within our Credit Cards segment) and some limited product testing, we have curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and in light of an unfavorable account origination regulatory climate in our primary U.S. market. We do not anticipate meaningful account or receivables additions in the near term to offset the receivables balance contractions noted above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” in our Annual Report on Form 10-K for the year ended December 31, 2010.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

Our lower-tier credit card receivables typically experience substantially higher delinquency rates and charge-off levels than those of our other originated and purchased portfolios. Our delinquency statistics recently have benefited from a mix change whereby disproportionately higher charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

Given that the largest wave of account reduction and account closure-related charge offs cycled through early in 2009, one would logically expect to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our 2011 and 2010 delinquency statistics relative to corresponding periods in prior years and is consistent with our expectations for the next few quarters. While improvements in our charge-off ratios generally can be expected to lag delinquency improvements, we do note the significant year-over-year reductions in our combined gross charge-off ratios in all 2011 and 2010 quarters relative to corresponding periods in prior years—a trend that we expect to continue to see into the future.

Lastly, we note that our exceptionally low delinquency rates as of March 31, 2011 reflect seasonal payment patterns. Payment rates were particularly strong relative to recent years during this year’s tax refund season, thereby bringing delinquency rates down.

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

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these receivables relative to all of our other outstanding credit card receivables, all things being equal, one would expect reduced charge-off ratios. This is supported by the above overall trend of declining combined gross charge-off rates. This trend is muted to some degree, however, for our net charge-off ratio and our adjusted charge-off ratio (as discussed in more detail below) simply due to a change in the mix of our charge offs toward a higher relative level of principal charge offs versus finance and fee charge offs.

Combined gross charge-off ratio. Although our combined gross charge-off ratio is trending lower, it spiked somewhat in the second quarter of 2010 with the transition during that time period of our collection efforts to outsourced third parties. With that effort now completed and with stability in our portfolios (given the quarters that have elapsed since account closure actions), we expect continued lower combined gross charge-off ratios in future periods when compared to those experienced in the past several quarters.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Variations in the rates of growth or decline in the net charge-off ratio relative to those of our combined gross charge-off ratio can be caused by (1) the relative volumes of principal versus fee credits provided to customers associated with settlement programs and payment incentive programs—such credits being treated as charge offs in our various managed receivables statistics and (2) the relative percentage of our charge offs within our lower-tier credit card portfolio (for which fee charge offs relative to principal charge offs are much greater than with our other originated and purchased portfolios). The increase in our net charge-off ratios in late 2009 through the second quarter of 2010 in particular reflects both of these factors, which caused a mix change toward a greater percentage of our charge offs being comprised of principal as opposed to finance and fee charge offs. See our net interest margin and other income ratio discussions for further discussion of the relative volumes of principal versus fee credits provided to customers on settlement programs. With aforementioned account closure and collection outsourcing actions having long been completed and given a somewhat more stable economic environment, we expect a continuation of the generally trending decline in our net charge-off ratio for the next several quarters (with such generally continuing trending declines closely correlating with expected declines in our combined gross charge-off ratio).

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Because our most recent portfolio acquisition was our second quarter 2007 U.K. Portfolio acquisition, the gap between the net charge-off ratio and the adjusted charge-off ratio continued its general decline in the quarters since that acquisition. Beginning in the first and second quarters of 2011, however, the gap between the net charge-off ratio and the adjusted charge-off ratio will widen and then gradually begin to narrow over successive future quarters. This is because we determine our managed receivables statistics by treating the transaction in which our 50%-owned equity-method investee acquired our U.K. Portfolio structured financing trust notes as a deemed sale of the U.K. Portfolio trust receivables at their face amount, followed by the 50%-owned equity-method investee’s repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes. Moreover, any other potential acquisitions of portfolios at discounts to the face amount of their receivables could cause further widening of the gap between the net charge-off ratio and the adjusted charge-off ratio.

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from those receivables of our lower-tier credit card offerings. Those receivables have higher delinquency rates and late and over-limit assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, the generally trending decline in our total yield and gross yield ratios is consistent with disproportionate reductions in our lower-tier credit card receivables due to their higher charge-off levels over the past several quarters.

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

Notwithstanding the above factors causing trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the first, second, third and fourth quarters of 2010 and the third quarter of 2009 due to gains associated with debt repurchases in those quarters as detailed and quantified in the discussion of our other income ratio below.

Net interest margin. Because of the significance of the late fees charged on our lower-tier credit card receivables as a percentage of outstanding receivables balances, we generally would expect our net interest margin to increase as our lower-tier credit card receivables become a larger percentage and to decrease as they become a smaller percentage of our overall managed receivables. Accordingly, the disproportionate reductions we have experienced in our lower-tier credit card receivables levels is the principal factor that has contributed to the continued general declining trend in our net interest margins relative to those experienced in prior years.

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

Our other income ratio was positively impacted by gains realized on the repurchase of our convertible senior notes in the first and second quarters of 2010. As computed without regard to these gains, our other income ratio would have been 0.7% and 0.5% in the three months ended March 31 and June 30, 2010, respectively.  Similarly, our third quarter and fourth quarter 2010 other income ratios were skewed higher by gains realized on the repurchase of our convertible senior notes and $12.1 million in gains on settlement of our CB&T litigation in the third quarter and a $4.1 million recovery of losses we experienced several years ago on an investment that we had made in a third-party’s asset-backed securities in the fourth quarter; absent these gains, our other income ratios would have been 1.7% and 1.2% for the three months ended September 30 and December 31, 2010. Like in the first quarter of 2011, we expect a positive generally low-single-digit other income ratio for the foreseeable future unless we experience further gains associated with future debt repurchases, which could cause an increase in the ratio.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts since 2009, our managed receivables levels typically have fallen at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we experienced a trending increase in our operating ratio into 2010 relative to normalized prior years’ levels.  In the third quarter of 2010, our 9.2% operating ratio reflects the completion of our outsourcing of collection efforts late in the second quarter of 2010—an initiative that is expected to help in controlling our operating ratio in future quarters as well. Our fourth quarter of 2010 operating ratio came in slightly better than our general expectations, as was evident in the slight increase experienced in the first quarter of 2011. We generally expect a low-double-digit operating ratio for the next several quarters, even with the effects that net liquidations of our credit card receivables will have on the operating ratio given our fixed cost base.

Future Expectations

Because the accounts underlying substantially all of our credit card receivables are closed, because of expected liquidations within each of our credit card receivables portfolios, and because of ongoing challenges to the U.S. and U.K. economies and continually high unemployment rates within both countries, we generally do not expect our yield-oriented managed receivables statistics to improve significantly from their current levels for the foreseeable future.  It is also possible that ongoing litigation may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our operating ratios.

Our Credit Cards segment operations are separate and distinct from our other segment operations. As such, if we were ever to conclude that the ongoing costs of these operations exceeded their benefits (i.e., cash flows to us and residual asset values), we could liquidate our Credit Card operations (either by continuing to allow them to decline in size or through more aggressive action) with minimal impact on future financial performance of our other operating segments. We reference the table included in Note 9, “Convertible Senior Notes and Notes Payable,” to our consolidated financial statements, which quantifies the risk to our consolidated total equity position associated with a complete liquidation of our Credit Card segment’s receivables.

Investments in Previously Charged-Off Receivables Segment

For the three months ended March 31, 2011 and 2010, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended March 31,
	2011	2010
Unrecovered balance at beginning of period	$29,889	$29,669
Acquisitions of defaulted accounts	3,024	3,597
Cash collections	(20,628)	(14,581)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	10,597	7,300
Unrecovered balance at end of period	$22,882	$25,985

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we charge as an operating expense without any offsetting income amounts. Our estimated remaining collections on the $22.9 million unrecovered balance of our investments in previously charged-off receivables as of March 31, 2011 amount to $127.5 million, of which we expect to collect 43.5% over the next 12 months, with the balance to be collected thereafter.

Previously charged-off receivables held as of March 31, 2011 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards segment discussion above). At March 31, 2011, $7.1 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions. Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 0.8% of our consolidated total assets.

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

The increase in the availability of third-party charged-off paper has created several opportunities for us over the past few years. We have been able to complete several large purchases of previously charged-off receivables portfolios from third parties at attractive pricing. We note, however, that the landscape for purchases of previously charged-off receivables is increasingly competitive, thus making it more challenging for us to grow as rapidly as desired and at our desired returns on investment. Notwithstanding the effects of competition on our growth rates, we do expect to continue to expand our activities and earn attractive returns in this area.

Micro-Loan Businesses

Our current micro-loan businesses principally consist of marketing, servicing and/or originating small-balance, short-term loans that typically are due on the customer’s next payday through a network of 305 retail branch locations in the U.S. and via the Internet in the U.S. Operations through our retail branch locations are referred to as our “Retail Micro-Loans” segment, while our micro-loans made through the Internet are referred to as our “Internet Micro-Loans” segment. The Internet Micro-Loans segment includes the continuing operations of our U.S. Internet micro-loans business, as well as the discontinued operations of our MEM U.K. Internet micro-loans business, which was sold on April 1, 2011. Because our MEM operations were classified as discontinued operations and subsequently sold on April 1, 2011, various operating statistics included in management’s discussion and analysis of our micro-loan segments exclude any effects of our MEM operations.

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

We also cash checks for our customers at a fee calculated as a percentage of the face of the check in certain locations. We also may charge and collect additional fees for loan originations, returned checks, late fees and other fees as allowed by governing laws and statutes. Currently, origination fees range from $15 to $30 but are subject to change pursuant to changes in applicable laws. Fees for returned items due to NSF and closed accounts are typically set by state and range from $30 to $50, while late fees, which also vary by state, can be as high as $50.

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

Our deferred presentment service businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Any adverse change in or interpretation of existing laws or regulations or the failure to comply with any such laws and regulations could result in fines, class-action litigation, or interruption or cessation of certain business activities. Any of these events could have a material adverse effect on our business. In addition, there can be no assurance that amendments to such laws and regulations, or interpretations thereof, or new or more restrictive laws or regulations will not be adopted in the future which may make compliance more difficult or expensive, further limit or restrict fees and other charges, curtail current operations, restrict our ability to expand operations or otherwise materially adversely affect our businesses or prospects.  For example, in the states of South Carolina and Kentucky, new laws were enacted in 2010 to require the use of a database to limit consumers to one outstanding micro-loan. This caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us and were forced to choose and utilize the services of only one micro-loan provider. A similar database requirement took effect on January 1, 2011 in the state of Wisconsin.  Moreover, we continue to face regulatory challenges in the state of Ohio. Although the effects of the South Carolina, Kentucky and Wisconsin database requirements have resulted in some contractions in our outstanding micro-loan receivables and earnings thereon that have not been material to our consolidated financial statements and although we believe we may be able to implement alternative business and lending models that will allow our continued profitable operations in Ohio for the foreseeable future, we cannot assure any particular outcomes. Additionally, we do not yet know the potential future effects on our business, prospects, results of operations or financial condition that the July 2010 enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Financial Protection Bureau with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects, if any, may not be known for several months or years.

We closed two retail locations in the three months ended March 31, 2011 and one location in the three months ended March 31, 2010 and did not open any new locations. Currently, we are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

A roll-forward of our Retail Micro-Loans segment locations follows:
	For the Three Months Ended March 31,
	2011	2010
Beginning number of locations included in continuing operations	305	314
Closed locations	(2)	(1)
Ending number of locations included in continuing operations	303	313

Our Retail Micro-Loans segment marketed and originated $88.0 million and $98.6 million in micro-loans during the three months ended March 31, 2011 and 2010, respectively, which resulted in revenue of $17.2 million and $18.2 million for the three months ended March 31, 2011 and 2010. Summary financial data for this segment (dollars in thousands) is as follows:
	For the Three Months Ended March 31,
	2011	2010
Total revenues	$17,186	$18,187
Income from continuing operations before income taxes	$1,533	$2,316
Period end loans and fees receivable, gross	$36,887	$33,207

The above table illustrates the effects of new South Carolina, Kentucky and Wisconsin database requirements on loans and fees receivable levels, total revenues and profitability when comparing 2011 to 2010. Notwithstanding the adverse effects of these requirements, we expect our positive trending charge-off data to continue, and we expect to be able to rebuild our loans and fees receivable levels in the new database states at a modest pace over the next several quarters, thereby permitting us to realize quarterly total revenues and profitability at similar, but perhaps slightly lower, levels relative to comparable prior years’ quarters. The rebuilding of our South Carolina receivables levels from their lows as of March 31, 2010 (shortly after the February 1, 2010 required database implementation date in South Carolina) underlies the growth in period end loans and fees receivable, gross, between March 31, 2010 and March 31, 2011.

The following tables present additional financial, operating and statistical metrics (dollars per store in thousands) for the continuing operations of our Retail Micro-Loans segment for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Per store (based on weighted average 304 and 314 storefronts open during the three months ended March 31, 2011 and 2010, respectively):	2011	2010	Income Increase (Decrease)
Revenue	$58	$58	$—
Direct expense
Salaries and benefits	16	16	—
Provision for losses on loans and fees receivable	7	8	1
Occupancy	8	8	—
Depreciation	1	1	—
Advertising	2	4	2
Other	5	4	(1)
Total direct expense	39	41	2
Contribution margin	$19	$17	$2

Principally contributing to the lower per store contribution margin in the three months ended March 31, 2010 were the heightened advertising costs we incurred to counter the effects of South Carolina’s February 1, 2010 database requirements on our customer base. Although the South Carolina, Kentucky and Wisconsin database requirements continue to depress our revenue-per-store metrics somewhat, we anticipate gradual improvements in receivables levels, revenues and profits in these states and overall over the next several quarters. Absent aggressive store openings or closures, we expect for costs to continue at similar levels to our current levels.

Internet Micro-Loans Segment

As previously noted, on April 1, 2011, we completed the planned sale of our MEM operations to Dollar Financial Corp for $195.0 million, the net pre-tax proceeds of which were $170.7 million after the purchase of minority shares and other transaction-related expenditures. Our MEM operations are classified as held for sale on our consolidated balance sheet as of March 31, 2011 and December 31, 2010 and accordingly as discontinued operations on our consolidated statements of operations and in our operating segment tables for all periods presented.

We are testing the Internet micro-loan platform underwriting techniques and marketing approaches within the U.S. at a measured pace, and depending upon the results of this testing, we may significantly grow Internet-based micro-loan cash advance lending within the U.S. As noted previously, our U.S. Internet micro-loan operations represent our only continuing Internet micro-loan operations, and they originated $2.2 million and $1.1 million in micro-loans during the three months ended March 31, 2011 and 2010, respectively, resulting in revenue of $0.5 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.  Summary financial data (in thousands) for our Internet Micro-Loans segment are as follows:
	For the Three Months Ended March 31,
	2011	2010
Total revenues	$550	$267
Loss on continuing operations before income taxes	$(904)	$(134)
Income from discontinued operations before income taxes	$7,344	$5,094
Income attributable to noncontrolling interests in discontinued operations	$(1,131)	$(737)
Period end loans and fees receivable for continuing operations, gross	$1,194	$712

Combined Financial, Operating and Statistical Data for Micro-Loan Businesses

Financial, operating and statistical metrics for our continuing combined micro-loan operations are detailed in the following table. As discussed elsewhere in this information statement, continuing operations in these periods included our Retail Micro-Loans segment’s operations in nine states (Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin) as well as our U.S.-based Internet micro-loan operations.
	At or for the Three Months Ended
	2011	2010				2009
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Number of customers served—all credit products	82,213	91,262	89,754	83,785	85,042	94,563	91,108	80,228
Number of cash advances originated	224,028	294,473	282,809	265,114	259,017	371,826	336,149	290,842
Aggregate principal amount of cash advances originated (in thousands)	$90,228	$119,395	$113,071	$104,416	$99,703	$132,000	$117,590	$101,382
Average amount of each cash advance originated	$403	$405	$400	$394	$385	$355	$350	$349
Aggregate Fee Amount (in thousands)	$11,514	$16,405	$15,738	$14,652	$14,139	$18,850	$16,959	$14,683
Average charge to customers for providing and processing a cash advance	$51	$56	$56	$55	$55	$51	$50	$50
Average duration of a cash advance (days)	19	19	18	19	18	19	19	18
Number of installment loans originated	10,748	9,368	9,156	5,053	3,872	6,344	4,911	4,323
Aggregate principal amount of installment loans originated (in thousands)	$8,762	$4,789	$4,621	$2,857	$2,102	$3,193	$2,093	$1,812
Average principal amount of each installment loan originated	$815	$511	$505	$565	$543	$503	$426	$419

Our Retail Micro-Loans segment will typically originate fewer cash advances during the first quarter of each year than in subsequent periods due to decreased demand for these loan products during tax refund season.  The impact of this can be seen throughout all the above metrics as first quarter data tend to lag behind that experienced in the fourth quarter.  Also evident in the above data are the adverse effects on revenues and the number and amount of cash advances made associated with the new South Carolina, Kentucky database requirements in 2010 and the Wisconsin database requirement implemented in January of 2011. Given the effects of these requirements, even when potential 2011 U.S. Internet micro-loan business growth is factored in, we do not expect to see any significant growth in our micro-loan revenues in 2011; in fact, they may even slightly lag 2010 revenues.

Auto Finance Segment

Our Auto Finance segment historically included a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business.

We also historically owned substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007 and operated from that time until our disposition of certain JRAS operating assets in the first quarter of 2011. As of March 31, 2011, our only remaining JRAS asset is the portfolio of auto finance receivables that it had originated while under our ownership.

Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables.

Collectively, we currently serve 694 dealers through our Auto Finance segment in 32 states and the District of Columbia.

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2011		2010				2009
	Mar. 31		Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$128,254		$154,191	$177,799	$206,435	$232,418	$262,775	$283,640	$307,978
Period-end managed accounts	30		33	35	38	38	40	41	42
Percent 30 or more days past due	8.6%		12.8%	12.2%	10.2%	11.6%	24.6%	19.8%	19.3%
Percent 60 or more days past due	3.6%		5.3%	4.8%	3.9%	6.6%	11.1%	9.0%	7.8%
Percent 90 or more days past due	1.5%		2.4%	1.8%	1.4%	4.2%	6.1%	4.7%	3.7%
Average managed receivables	$140,132		$165,286	$192,480	$220,416	$248,315	$272,664	$296,247	$318,961
Gross yield ratio	29.2%		29.1%	27.5%	25.2%	24.1%	25.6%	24.9%	24.1%
Adjusted charge-off ratio	21.1%		20.3%	18.1%	18.2%	17.0%	20.1%	14.5%	14.9%
Recovery ratio	3.4%		3.6%	3.1%	4.5%	2.4%	1.4%	1.0%	1.4%
Net interest margin	20.5%		19.8%	23.4%	14.9%	14.0%	18.0%	20.7%	19.5%
Other income ratio	(11.2	) %	0.6%	(0.3)%	(0.8)%	(1.6)%	4.7%	5.0%	5.6%
Operating ratio	18.7%		20.7%	17.6%	16.1%	16.6%	21.0%	16.2%	18.3%
Retail sales	$384		$1,035	$1,072	$557	$2,556	$5,921	$9,300	$11,322
Retail units sold	51		144	165	91	243	564	829	993
Average stores in operation	1		1	1	1	2	6	6	7
Period-end stores in operation	0		1	1	1	1	6	6	6

Managed receivables.  Period-end managed receivables have gradually declined as we have curtailed significant purchasing and origination activities. As of March 31, 2011, only CAR continued to purchase/originate loans—albeit at significantly reduced levels than those experienced in prior periods. While we believe that purchases within the CAR platform will offset liquidations of previously existing receivables within that platform, we expect that net liquidations at ACC and JRAS (particularly in the case of JRAS with our sale of its origination platform and other operations in February 2011 and our retention of its prior-originated receivables) will continue to overshadow the CAR additions for the foreseeable future.

Delinquencies. Throughout 2009, increases in delinquencies were primarily due to generally worsening economic conditions as well as our shutdown of storefront locations associated with our JRAS operations which tended to increase charge offs. Although our ACC and JRAS receivables portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which generally have significantly lower delinquencies and charge offs, we expect to see delinquency levels over the next several quarters to remain relatively constant compared to December 31, 2010 levels given that we do not expect ACC and JRAS servicers to undertake the same level of charge-off account management activities as were undertaken during the first two quarters of 2010, which resulted in lower than typical delinquencies in the latter quarters of 2010. The lower delinquency rates seen in the first quarter of 2011 are largely seasonal, and we expect modest increases in those rates to be more consistent with that experienced at December 31, 2010. The above factors are expected to diminish delinquency improvements over the next several quarters even though we expect recent and future purchases within our CAR operations to have delinquency rates at or below our historical delinquency averages.

Gross yield ratio, net interest margin and other income ratio. Notwithstanding the above-noted ACC and JRAS-related delinquency improvements, the effects of higher delinquencies and charge offs generally have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins for the foreseeable future. Moreover, higher interest costs of an amortizing ACC debt facility into which we entered the fourth quarter of 2009 put significant additional pressure on our net interest margin in that quarter and in subsequent quarters and are expected to continue to adversely impact our net interest margin into the future, but at diminishing levels as we repay the facility. Also adversely impacting our fourth quarter 2009 net interest margin was the write off of the then-remaining deferred loan costs associated with a $23.3 million facility within our ACC operations that was repaid during November 2009.  Offsetting the interest-expense-increasing effects of the higher interest cost ACC debt facility and causing the net interest margin spike in the third quarter of 2010 is the reversal in that quarter of previously recognized contingent interest expense associated with debt within our ACC operations.  Although the terms of the ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital, we concluded in the third quarter of 2010 that it was not longer probable that any such additional payments would be available to be made to the note holders.  Lastly, as our ACC and JRAS receivables decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields and relatively lower cost of funds that we achieve within our CAR operations are expected to result in incrementally higher gross yield ratios and net interest margins in future quarters as was experienced in the first quarter of 2011.

The principal component of our other income ratio in quarters prior to the first quarter of 2011 was the gross profit (or more recently loss) that our JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio historically moved in relative tandem with the volume of JRAS’s auto sales. The 2010 suspension of new inventory purchases and corresponding dramatic decline in sales caused the significant reduction in our other income ratio in 2010, particularly given that we sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Our other income ratio in the first quarter of 2011 reflects the $4.6 loss recognized on the sale of our JRAS operating assets in February 2011. Because of the sale of these operations (and the commensurate elimination of the principal source of other income), we expect an insignificant other income ratio for the foreseeable future.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio, therefore, reflects (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects, particularly in the fourth quarter of 2009 and in subsequent quarters, of the six 2009 and five 2010 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter of 2010, and (5) the initial impact on charge offs of JRAS’s modified collection practices in 2010 as it worked with its lender pursuant to a then-standing forbearance agreement with the lender. As our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 decline in relative significance as a percentage of our total portfolio of auto finance receivables, the lower charge offs that we experience within our CAR operations are expected to result in lower adjusted charge-off ratios in future quarters.

Operating ratio. The operating ratio in the Auto Finance segment generally has trended lower throughout 2010 relative to comparable 2009 quarters primarily due to continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. This decrease was offset, however, by fixed expenses associated with our JRAS operations that were not decreasing in line with corresponding receivables prior to the sale of these operations in February 2011. Given the February 2011 sale of our JRAS operations, we expect to see continued improvement in our operating ratio in 2011 beyond that experienced in the first quarter.

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

Our CAR operations are performing well in the current environment (achieving consistent profitability with modest growth) and are expected to continue doing so for the foreseeable future. However, as we move forward into the future, losses expected to be incurred on our retained ACC and JRAS receivables portfolios (especially when coupled with the high costs of our borrowings within ACC) are expected to keep our Auto Finance segment from achieving profitability over the next few quarters. As the ACC and JRAS receivables gradually liquidate and over time have a diminished adverse effect on the positive results we are experiencing within our CAR operations, we should see gradually improved Auto Finance segment results.

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

Although we are hopeful that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and have now closed substantially all of our credit card accounts (other than those associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program and limited test accounts). To the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while enhancing shareholder value to the greatest extent possible.

All of our Credit Card segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts with no bullet repayment requirements or refinancing risks to us. Additionally, our most significant Auto Finance segment facility is that which is secured by our ACC operation’s auto finance receivables; as of March 31, 2011, $44.3 million remained outstanding on this amortizing debt facility, the terms of which do not require any accelerated or bullet repayment obligation by or refinancing risks to us. Lastly, with our having entered into a February 2011 non-recourse financing arrangement secured by auto finance receivables that we retained upon the sale of our JRAS operations also in February 2011, our only significant remaining asset-backed debt facility that carries bullet repayment or refinancing risks is a $50.0 million revolving debt facility (against which $27.7 million was drawn and outstanding at March 31, 2011) secured by our CAR operations’ auto finance receivables. Unless we renew or replace the $50.0 million CAR facility, it will require amortizing repayments over a period not to exceed 6 months beginning in June 2011. Although we are optimistic we can renew or replace this facility under acceptable terms, there is no assurance of this outcome, and we are prepared to repay the facility out of available liquidity should repayment be required. Lastly, we note that we do not have any significant asset-based debt facilities within our Investments in Previously Charged-Off Receivables segment and that we have no outstanding debt facilities within our Retail Micro-Loans and Internet Micro-Loans segments.

As noted above, our risks of required bullet pay-off of asset-backed debt facilities or of having to refinance such facilities has substantially diminished over the last several quarters. Our continuing challenge within our Credit Cards segment, however, will be to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows under our amortizing credit card structured financing facilities and the cash flows that we expect to receive from our 50%-owned equity-method investee that owns all of the outstanding notes underlying our U.K. Portfolio structured financing trust. Furthermore, the values of our credit card receivables could prove insufficient to provide for any residual value that ultimately would be payable to us. In such a case, we could experience further impairments to the recorded value of our credit card receivables, although we note that the recorded value has been substantially written down already leaving significantly less opportunity for write-downs in the future.

Our current focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs. For example, as noted throughout this Report, we have closed substantially all of our credit card accounts (other than those underlying our Investment in Previously Charged-Off Receivables segment’s balance transfer program and test program accounts); consequently, each of our managed credit card receivables portfolios is expected to show fairly rapid net liquidations in balances for the foreseeable future. Similarly, the lack of available growth financing for our Auto Finance segment has caused us to limit capital deployment to that business, which will cause contraction in its receivables and revenues over the coming months. Offsetting these restrictions on available capital is the incremental $65.7 million of net capital generated in April 2011 following (1) the sale of our MEM operations on April 1, 2011, which resulted in $170.7 million of pre-tax cash to us after the purchase of minority shares and other transaction-related expenditures and (2) the closing of a tender offer in April 2011, under which we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.

At March 31, 2011, we had $106.5 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our first quarter 2011 cash flows follow:

•
During the three months ended March 31, 2011, we generated $28.4 million in cash flows from operations, compared to $173.4 million of cash flows from operations generated during the three months ended March 31, 2010. The decrease was principally related to (1) significant net tax refunds during 2010 as contrasted with a small level of net tax payments during 2011, (2) lower collections of credit card finance charge receivables in the three months ended March 31, 2011 relative to the same period in 2010 given diminished receivables levels, and (3) reductions in the net liquidation of receivables associated with our JRAS operations, given the diminishing levels of receivables, offset by (1) increased finance and fee collections associated with our growing MEM operations prior to the sale of these operations on April 1, 2011, and (2) overall reduced spending levels during 2011 as a result of our various ongoing cost-cutting initiatives.

•
During the three months ended March 31, 2011, we generated $103.3 million of cash through our investing activities, compared to our use of $18.0 million of cash in investing activities during the three months ended March 31, 2010. But for our investment of $75.0 million in marketable securities during the three months ended March 31, 2010 (substantially all of which marketable securities investments subsequently have been redeemed), we would have generated $57.0 million in cash from investing activities in the three months ended March 31, 2010.  Consistent with the current net liquidating status of our credit card and auto finance receivables, we expect continued net cash provided by investing activities over the next few quarters.

•
During the three months ended March 31, 2011, we used $104.3 million of cash in financing activities, compared to our use of $146.2 million of cash in financing activities during the three months ended March 31, 2010. In both three month periods ended March 31, 2011 and 2010, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable).  Also increasing our cash used in financing activities for the three months ended March 31, 2010 were our repurchases of:  $24.7 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $12.8 million and $5.7 million, respectively, compared to repurchases in the three months ended March 31, 2011 of only $13.5 million in face amount of our 3.625% notes for $12.4 million.  Further increasing the use of cash in financing activities for the three months ended March 31, 2010 was our purchase of 6% of the outstanding noncontrolling interests of MEM for £4.3 million ($6.6 million).

We had no material unused draw capacity under our debt facilities as of March 31, 2011. As such, our $106.5 million of unrestricted cash on our consolidated balance sheet represents our maximum available liquidity at March 31, 2011. Additionally, the sale of our MEM operations mentioned throughout this Report which closed on April 1, 2011 resulted in an estimated $170.7 million of additional cash to us (of which $105.0 million was used as part of our previously mentioned tender offer in April 2011, whereby we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share), and we continue to pursue a number of new financing facilities and liquidity sources.  If new financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities to include repurchases of our convertible senior notes and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $106.5 million in aggregate March 31, 2011 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $106.5 million in unrestricted cash balance.

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

Lastly, we note that beyond the one Auto Finance segment facility that presents refunding or refinancing risks to us as discussed above, the only remaining material refunding or refinancing risk to us does not arise until May 2012, at which time we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes issued in May 2005, of which $132.5 million in face amount were outstanding as of March 31, 2011. In addition to any cash or other assets that we have on hand at such time to satisfy these potential conversions, we ultimately may rely on debt or equity issuances or possible exchange offerings, none of which are assured, to satisfy them. Moreover, as we noted previously, we continue to evaluate repurchases of this particular series of our convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 10, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

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

 The aforementioned credit losses, payment rates, servicing costs, costs of funds, discount rates and yields earned on credit card receivables estimates significantly affect the amount of our loans and fees receivables and our notes payable associated with structured financings that we report at fair value on our consolidated balance sheet, and they likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations.

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

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within our portfolio of on-balance-sheet loans and fees receivable. Given the addition of our Retail micro-loan operations in 2004, our auto-finance operations in 2005 and our MEM operations in 2007, our allowance for uncollectible loans and fees receivable has become much more material to our financial statements in recent years—although with net liquidations in receivables within our auto-finance operations throughout 2010 and into 2011 and the classification of our MEM operations as held for sale at March 31, 2011, our allowance for uncollectible loans and fees receivable has fallen relative to its balance at March 31, 2010. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected.

Related Party Transactions

As part of our April 2011 tender offer we purchased the following shares from our executive officers and members of our Board of Directors at $8 per share:
	Number of Shares	Total Price
Executive Officers
David G. Hanna, Chief Executive Officer and Chairman of the Board	3,656,028	$29,248,224
Richard R. House, Jr., President and Director	202,610	$1,620,880
Richard W. Gilbert, Chief Operating Officer and Vice Chairman of the Board	330,654	$2,645,232
J.Paul Whitehead, III, Chief Financial Officer	23,984	$191,872
Board Members
Frank J. Hanna, III	3,656,028	$29,248,224
Deal W. Hudson	19,231	$153,848
Mack F. Mattingly	20,974	$167,792
Thomas G. Rosencrants	13,871	$110,968
Gregory J. Corona	29,574	$236,592

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

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio structured financing trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. Due to various partnership member terminations in 2009 and 2010, only Richard W. Gilbert, Richard R. House, Jr. and one other individual investor remained as partners in the partnership at December 31, 2010. In March 2011, we invested in a 50.0%-owned joint venture that purchased the outstanding notes issued out of our U.K. Portfolio structured financing trust including those owned by this partnership; no consideration was paid for the notes.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of March 31, 2011, our deposit with Urban Trust decreased to only $11,200, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

Forward-Looking Information

We make forward-looking statements in this Report and in other materials we file with the SEC or otherwise make public. This Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Report contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions that we may take, changes in collection programs and practices, changes in the credit quality and fair value of our on-balance-sheet loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”) and other regulators on both us and banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet, our plans in the U.K., the impact of our U.K. portfolio on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds or renew financing facilities, our results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements in the other documents that we file with the SEC, including the following:

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

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit Holdings Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit Holdings Corporation and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Emblem®, Embrace®, Emerge®, Fanfare®, Imagine®, Majestic®, Monument®, Purpose®, Purpose Money®, Salute®, Tribute® and other trademarks and service marks in the U.S. and the U.K.

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

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described in Note 10, “Commitments and Contingencies,” to our Consolidated Financial Statements contained in Part I Item 1 of this Report.

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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but who, in our view, have demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our loans and fees receivable will decline, all of which will have a negative impact on performance. While they have begun to rebound modestly, payment rates by our customers declined significantly in 2008 and 2009 and, correspondingly, default rates likewise increased throughout that time period.  It also is unclear whether modest improvement in payment rates can be sustained given weakness in the employment outlook and economic environment at large.

Economic slowdowns increase our credit losses. During periods of economic slowdown or recession, we experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. The U.S. economy recently experienced a period characterized by months of economic downturn or recession, and the current recovery is modest at best. Although our payments and default rates have improved somewhat in recent months as the economy has begun to recover, any erosion of the pace and significance of the recovery will more significantly, and more negatively, impact our business.

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

We Are Substantially Dependent Upon Borrowed Funds to Fund the Receivables That We Originate or Purchase

All of our financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, most of these facilities currently are in amortization stages (and are not allowing for the funding of any new loans), either based on their original terms or because we have not met financial or asset performance-related covenants.  The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently, funding for sub-prime lending has been very difficult to achieve. Some of these concerns are discussed more fully below.

 As our financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Absent early amortization events, repayment for our credit card financing facilities typically has begun approximately one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the lenders and no longer are reinvested in new receivables. When a financing facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new financing facilities that are structurally subordinate to the facility being repaid, we generally are forced to prohibit new purchases in some or all of our accounts in order to reduce our need for any additional cash.  Such is our situation currently, and in response to this situation, we have closed substantially all of our credit card accounts that are pledged as security for underlying financing facilities to new purchases.

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

We have substantially eliminated our credit card marketing efforts and have aggressively reduced credit lines and closed credit card accounts. In addition, the general economic downturn experienced in 2008 and 2009 significantly impacted not just the level of usage of our credit products by our customers but also levels of payments and delinquencies and other performance metrics. As a result, our business currently is contracting, and until market conditions more substantially reverse, we do not expect overall net growth in our credit card business.

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

Because of the Recent and Ongoing Contraction of Our Credit Cards and Auto Finance Businesses, Our Micro-Loan Businesses Are Now a Larger Component of Our Financial Position and Results of Operations

Legislative, regulatory and consumer activism toward the micro-loans industry is particularly active and at times particularly hostile, and changes in applicable laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a materially adverse effect on our micro-loan businesses, their prospects, our results of operations and our financial condition.  Our continuing U.S. retail and internet micro-loan businesses are subject to numerous federal, state and local laws and regulations, which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand these businesses. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments also may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations; such laws regularly are proposed, introduced or adopted at the state and federal level in the U.S.

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

The micro-loans industry is highly regulated under state law. Changes in state laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of March 31, 2011, 36 states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of March 31, 2011, we operated in 8 of these 36 states under traditional enabling statutes, and we offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open storefronts in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Also, in 2009, the enabling statutes in both Kentucky and South Carolina were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have outstanding at a given time. Although our experience to date with the implementation of database requirements in Kentucky and South Carolina has not materially affected our business, it has caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us, and it has resulted in some contractions in our outstanding micro-loan receivables and earnings thereon. Moreover, any such new or modified legislation (like the Wisconsin database requirements that went into effect on January 1, 2011) could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2015 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new micro-loan products within the state.

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

The concentration of our micro-loan businesses’ revenues in certain geographic areas could adversely affect us. As of March 31, 2011, we operated retail storefronts in nine states.  Total revenues within Kentucky, Ohio, South Carolina and Wisconsin, our four largest states (measured by revenue), accounted for 71.1% of our micro-loans businesses’ revenue during the three months ended March 31, 2011. While we believe we have a diverse geographic presence within the U.S., for the near term we expect that significant micro-loan business revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during the three months ended March 31, 2011, Kentucky, Ohio, South Carolina and Wisconsin each accounted for more than 9.0% of our micro-loans businesses’ revenue, with Ohio accounting for 37.1% of our micro-loans businesses’ revenue during that period. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for losses on loans and fees receivable that could result in a deterioration of our financial condition. A regulatory change similar to the recent changes in Ohio, South Carolina, Kentucky and Wisconsin, or an action by a state regulator similar to those in North Carolina, West Virginia and Arkansas, in any one of our larger states may have a material adverse effect on our business, prospects, results of operations or financial condition.

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

Our micro-loan businesses’ provision for losses on loans and fees receivable may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.  In the three months ended March 31, 2011, our retail storefront operations deposited or presented an Automated Clearing House (“ACH”) authorization for 9.2% of all the customer checks we received and 66.5% of these deposited customer checks or ACH authorizations were returned unpaid or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total retail storefront charge offs in the three months ended March 31, 2011 were $3.3 million. An increase in returned checks or rejected ACH authorizations would increase our provision for losses on loans and fees receivable and our allowance for uncollectible loans and fees receivable.

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

Because we maintain a significant supply of cash in our storefronts, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers. Because our retail storefront business requires us to maintain a significant supply of cash in each of our storefronts, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, employee and third- party theft and errors may still occur. There was approximately $3,000 in cash shortages from employee and third-party theft and errors in the three months ended March 31, 2011 after factoring in recoveries, which tend to lag the actual period of theft or error. The extent of cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It also is possible that crimes such as armed robberies may be committed at our storefronts. We could be subject to legal claims or adverse publicity arising from such crimes. For example, we may be subject to legal claims if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. We also may not be able to renew or replace any Auto Finance segment facilities that bear refunding or refinancing risks when they become due (e.g., the CAR facility, which is the only such facility outstanding currently), in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of March 31, 2011, credit card portfolio acquisitions accounted for 35.3% of our total credit card managed receivables portfolio based on our ownership percentages.

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

We are a holding company with no operations of our own.  As a result, our cash flow and ability to service our debt is dependent upon distributions from our subsidiaries.  Our ability to service our debt is dependent upon the cash flows and operating earnings of our subsidiaries.  The distribution of subsidiary earnings, or advances or other distributions of funds by subsidiaries to us, all of which are subject to statutory and could be subject to contractual restrictions, are contingent upon the subsidiaries’ cash flows and earnings and are subject to various business and debt covenant considerations.  In addition, we are considering further restructuring options.

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

We are party to substantial litigation. As more fully discussed above, we are defendants in a number of legal proceedings. This includes litigation with holders of our convertible senior notes concerning past and possible future distributions to our shareholders and litigation relating to our retail micro-loan operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

Our business is going through a substantial period of transition and we are exploring various options. Because of the unavailability of growth financing for our traditional business, we are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include the payment of cash dividends and share repurchases, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders, and a tender offer that we completed on May 14, 2010 resulted in our repurchase of 12,180,604 shares of our common stock for $85.3 million, in addition to our repurchase of $24.8 million in face amount of our 3.625% convertible senior notes due 2025 for $14.7 million. Further, in a tender offer completed in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.

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

None

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

COMPUCREDIT HOLDINGS CORPORATION

May 12, 2011	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)