Form 10-Q
period 2011-06-30
CompuCredit Holdings Corp
filed 2011-08-10
CIK 1464343

_____________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2011

 of

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

As of July 31, 2011, 22,461,391shares of common stock, no par value, of the registrant were outstanding. (This excludes 1,672,656 loaned shares to be returned as of that date.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2011	December 31, 2010
Assets	(unaudited)
Unrestricted cash and cash equivalents	$126,555	$68,931
Restricted cash and cash equivalents	29,240	36,023
Loans and fees receivable:
Loans and fees receivable, net (of $174 and $4,591 in deferred revenue and $3,928 and $9,282 in allowances for uncollectible loans and fees receivable at June 30, 2011 and December 31, 2010, respectively)	16,752	50,805
Loans and fees receivable pledged as collateral under structured financings, net (of $11,521 and $15,912 in deferred revenue and $15,037 and $28,340 in allowances for uncollectible loans and fees receivable at June 30, 2011 and December 31, 2010, respectively)	91,166	118,801
Loans and fees receivable, at fair value	12,052	12,437
Loans and fees receivable pledged as collateral under structured financings, at fair value	320,563	373,155
Investments in previously charged-off receivables	31,280	29,889
Investments in securities	10,309	64,317
Deferred costs, net	2,718	3,151
Property at cost, net of depreciation	7,869	15,893
Investments in equity-method investees	53,253	8,279
Intangibles, net	133	2,378
Prepaid expenses and other assets	8,575	16,591
Assets held for sale	45,419	80,259
Total assets	$755,884	$880,909
Liabilities
Accounts payable and accrued expenses	$40,004	$50,861
Notes payable associated with structured financings, at face value	64,604	96,905
Notes payable associated with structured financings, at fair value	304,260	370,544
Convertible senior notes (Note 9)	201,748	229,844
Deferred revenue	1,140	1,413
Income tax liability	62,884	60,411
Liabilities related to assets held for sale	2,515	9,114
Total liabilities	677,155	819,092

Commitments and contingencies (Note 10)

Equity
Common stock, no par value, 150,000,000 shares authorized: 32,007,581 shares issued and 24,307,547 shares outstanding at June 30, 2011 (including 1,672,656 loaned shares to be returned); and 46,217,050 shares issued and 37,997,708 shares outstanding at December 31, 2010 (including 2,252,388 loaned shares to be returned)	—	—
Additional paid-in capital	297,620	408,751
Treasury stock, at cost, 7,700,034 and 8,219,342 shares at June 30, 2011 and December 31, 2010, respectively	(186,337)	(208,696)
Accumulated other comprehensive loss	(960)	(5,608)
Retained deficit	(32,220)	(151,609)
Total shareholders’ equity (Note 2)	78,103	42,838
Noncontrolling interests (Note 2)	626	18,979
Total equity	78,729	61,817
Total liabilities and equity (Note 2)	$755,884	$880,909

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Consumer loans, including past due fees	$38,855	$69,179	$81,479	$153,367
Other	452	337	774	359
Total interest income	39,307	69,516	82,253	153,726
Interest expense	(11,355)	(16,202)	(23,306)	(33,835)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	27,952	53,314	58,947	119,891
Fees and related income on earning assets	32,532	116,930	91,754	206,664
Losses upon charge off of loans and fees receivable recorded at fair value	(36,342)	(152,597)	(89,190)	(304,644)
Provision for losses on loans and fees receivable recorded at net realizable value	82	(5,070)	(758)	(18,964)
Net interest income, fees and related income on earning assets	24,224	12,577	60,753	2,947
Other operating income (loss):
Servicing income	860	1,807	1,826	3,826
Ancillary and interchange revenues	2,463	2,763	4,965	5,994
Gain on repurchase of convertible senior notes	201	8,797	469	22,693
Gain on buy-out of equity-method investee members	—	—	619	—
Equity in income (loss) of equity-method investees	3,823	(9,391)	22,127	(9,671)
Total other operating income	7,347	3,976	30,006	22,842
Other operating expense:
Salaries and benefits	6,277	8,314	12,830	18,985
Card and loan servicing	18,387	25,205	38,207	56,948
Marketing and solicitation	768	427	1,205	699
Depreciation	1,785	3,001	3,783	5,895
Other	7,172	14,943	14,136	26,127
Total other operating expense	34,389	51,890	70,161	108,654
(Loss) income from continuing operations before income taxes	(2,818)	(35,337)	20,598	(82,865)
Income tax (expense) benefit	(850)	993	(1,124)	1,248
(Loss) income from continuing operations	(3,668)	(34,344)	19,474	(81,617)
Discontinued operations:
Income from discontinued operations before income taxes	106,214	5,769	115,137	13,226
Income tax expense	(1,788)	(1,034)	(4,100)	(2,348)
Income from discontinued operations	104,426	4,735	111,037	10,878
Net income (loss)	100,758	(29,609)	130,511	(70,739)
Net loss (income) attributable to noncontrolling interests (including $0, $1,131, $482 and $1,219 of income associated with noncontrolling interests in discontinued operations for the three and six months ended June 30, 2011 and 2010, respectively)	8	650	(1,290)	(1,001)
Net income (loss) attributable to controlling interests	$100,766	$(28,959)	$129,221	$(71,740)
(Loss) income from continuing operations attributable to controlling interests per common share—basic	$(0.16)	$(0.83)	$0.66	$(1.86)
(Loss) income from continuing operations attributable to controlling interests per common share—diluted	$(0.16)	$(0.83)	$0.66	$(1.86)
Income from discontinued operations attributable to controlling interests per common share—basic	$4.61	$0.10	$3.76	$0.22
Income from discontinued operations attributable to controlling interests per common share—diluted	$4.59	$0.10	$3.74	$0.22
Net income (loss) attributable to controlling interests per common share—basic	$4.45	$(0.73)	$4.42	$(1.64)
Net income (loss) attributable to controlling interests per common share—diluted	$4.43	$(0.73)	$4.40	$(1.64)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2011 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Comprehensive Income	Total Equity
Balance at December 31, 2010	46,217,050	$—	$408,751	$(208,696)	$(5,608)	$(151,609)	$18,979		$61,817
Use of treasury stock for stock-based compensation plans	(540,414)	—	(13,634)	23,466	—	(9,832)	—		—
Issuance of restricted stock	35,677	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	2,151	—	—	—	—		2,151
Purchase of treasury stock	—	—	—	(1,107)	—	—	—		(1,107)
Repurchase of noncontrolling interests	—	—	5,385	—	—	—	(20,243)		(14,858)
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	600		600
Redemption and retirement of shares	(13,704,732)	—	(105,000)	—	—	—	—		(105,000)
Net income	—	—	—	—	—	129,221	1,290	$130,511	130,511
Foreign currency translation adjustment, net of tax	—	—	(33)	—	4,648	—	—	4,648	4,615
Comprehensive income	—	—	—	—	—	—	—	$135,159	—
Balance at June 30, 2011	32,007,581	$—	$297,620	$(186,337)	$(960)	$(32,220)	$626		$78,729

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	2011	2010	2011	2010
Net income (loss)	$100,758	$(29,609)	$130,511	$(70,739)
Other comprehensive income (loss):
Foreign currency translation adjustment	488	(1,329)	2,393	(3,177)
Amount of translation adjustment reclassified to earnings during the period	2,301	—	2,301	(500)
Income tax (expense) benefit related to other comprehensive income	(1)	(2)	(46)	1
Comprehensive income (loss)	103,546	(30,940)	135,159	(74,415)
Comprehensive loss (income) attributable to noncontrolling interests	8	650	(1,290)	(1,001)
Comprehensive income (loss) attributable to controlling interests	$103,554	$(30,290)	$133,869	$(75,416)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	For the Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$130,511	$(70,739)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	4,821	7,102
Losses upon charge off of loans and fees receivable recorded at fair value	89,190	304,644
Provision for losses on loans and fees receivable	12,575	35,983
Accretion of discount on convertible senior notes	3,577	5,470
Stock-based compensation expense	2,151	5,051
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(66,549)	(175,857)
Unrealized loss (gain) on trading securities	255	(148)
Gain on repurchase of convertible senior notes	(469)	(22,693)
Income (loss) on equity-method investments	(22,127)	9,671
Gain on buy-out of equity-method investee members	(619)	—
Net gain on sale of subsidiary	(101,359)	—
Changes in assets and liabilities, exclusive of business acquisitions and dispositions:
(Increase) decrease in uncollected fees on non-securitized earning assets	(6,867)	6,794
Decrease in JRAS auto loans receivable	7,835	22,071
(Decrease) increase in tax liability	(112)	94,511
Decrease in prepaid expenses	7,605	4,313
(Decrease) increase in accounts payable and accrued expenses	(4,575)	394
Other	2,298	5,465
Net cash provided by operating activities	58,141	232,032
Investing activities
Decrease (increase) in restricted cash	8,270	(21,862)
Investment in equity-method investees	(34,336)	—
Proceeds from equity-method investees	10,860	3,524
Investments in earning assets	(388,088)	(520,558)
Proceeds from earning assets	558,179	575,216
Net cash associated with newly acquired consolidated subsidiaries	1,025	—
Proceeds from sale of subsidiary	147,449	—
Purchases and development of property, net of disposals	(1,116)	(594)
Net cash provided by investing activities	302,243	35,726
Financing activities
Noncontrolling interests contributions (distributions), net	600	(460)
Purchase of outstanding stock subject to tender offers	(105,000)	(85,264)
Purchase of treasury stock	(1,107)	(622)
Purchases of noncontrolling interests	(4,067)	(7,537)
Proceeds from borrowings	9,697	6,397
Repayment of borrowings	(212,266)	(295,795)
Net cash used in financing activities	(312,143)	(383,281)
Effect of exchange rate changes on cash	1,194	(1,211)
Net increase (decrease) in unrestricted cash	49,435	(116,734)
Unrestricted cash and cash equivalents at beginning of period	85,350	185,019
Unrestricted cash and cash equivalents at end of period	$134,785	$68,285
Supplemental cash flow information
Effect of adoption of accounting pronouncements on restricted cash	$—	$(14,082)
Unrestricted cash included in assets held for sale	$8,230	$—
Cash paid for interest	$19,849	$29,472
Net cash income tax payments (refunds)	$5,383	$(93,456)
Supplemental non-cash information
Notes payable associated with capital leases	$—	$811
Issuance of stock options and restricted stock	$303	$1,127

See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheets; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations. Operating results for the three and six months ended June 30, 2011 are not indicative of what our results will be for the year ending December 31, 2011.

We have reclassified certain amounts in our prior period consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

In accordance with applicable accounting literature, we classified the net assets and liabilities of our Month End Money (“MEM”) business operations as held for sale on our December 31, 2010 consolidated balance sheet, and we have classified our MEM business operations as discontinued operations within our consolidated statements of operations for all periods presented. On April 1, 2011, we completed the planned sale of these operations for $195.0 million. We received net pre-tax proceeds of $170.5 million after the purchase of minority shares and other transaction-related expenditures, and inclusive of MEM’s excess working capital that was returned to us prior to completion of the transaction under the terms of the sales contract.  The sale resulted in a gain (net of related sales expenditures) of $106.0 million which is included as a component of discontinued operations on our consolidated statement of operations for the three and six month periods ended June 30, 2011.

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

Also in accordance with applicable accounting literature, we have classified the net assets and liabilities of our Retail Micro-Loans segment as held for sale on our June 30, 2011 consolidated balance sheet, and we have classified this segment’s business operations as discontinued operations within our consolidated statements of operations for all periods presented. On August 5, 2011, we entered into a definitive agreement to sell our Retail Mirco-Loan segment operations to Advance America, Cash Advance Centers, Inc. (NASDAQ: AEA) for $45.6 million.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we use to prepare our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with our U.S. Internet micro-loan activities, credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program, and our current auto finance businesses (the receivables of our auto finance businesses being separately categorized as pledged as collateral for non-recourse asset-backed structured financing facilities).  Our balance transfer program receivables are included as a component of our Credit Cards segment data and aggregated $14.9 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 3.4% of our consolidated loans and fees receivable (net or at fair value) as of June 30, 2011.  Our loans and fees receivable generally are unsecured; however, our auto finance loans are secured by the underlying automobiles in which we hold the vehicle title.

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this Report are as follows:

	Balance at December 31, 2010	Additions	Subtractions	Transfer to Assets Held for Sale	Balance at June 30, 2011
Loans and fees receivable, gross	$227.7	$296.7	$(343.5)	$(42.3)	$138.6
Deferred revenue	(20.5)	(32.3)	35.3	5.8	(11.7)
Allowance for uncollectible loans and fees receivable	(37.6)	(5.9)	20.7	3.8	(19.0)
Loans and fees receivable, net	$169.6	$258.5	$(287.5)	$(32.7)	$107.9

	Balance at December 31, 2009	Additions	Subtractions	Balance at June 30, 2010
Loans and fees receivable, gross	$379.7	$526.7	$(591.9)	$314.5
Deferred revenue	(40.9)	(25.5)	35.8	(30.6)
Allowance for uncollectible loans and fees receivable	(53.4)	(36.0)	40.9	(48.5)
Loans and fees receivable, net	$285.4	$465.2	$(515.2)	$235.4

As of June 30, 2011 and 2010, the weighted average remaining accretion periods for the $11.7 million and $30.6 million, respectively, of deferred revenue reflected in the above tables were 17.1 and 20.0 months, respectively.

A roll-forward of our allowance for uncollectible loans and fees receivable, net (in millions) by category of loans and fees receivable is as follows:

For the Three Months Ended June 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(3.0)	$(4.7)	$(20.3)	$(0.2)	$(28.2)
Provision for loan losses (includes $2.0 million of provision netted within income from discontinued operations)	(0.9)	(2.7)	1.9	(0.2)	(1.9)
Charge offs	1.4	2.8	5.5	—	9.7
Recoveries	(0.3)	(0.2)	(2.1)	—	(2.6)
Transfer to assets held for sale	—	4.0	—	—	4.0
Sale of assets	—	—	—	—	—
Balance at end of period	$(2.8)	$(0.8)	$(15.0)	$(0.4)	$(19.0)
Balance at end of period individually evaluated for impairment	$—	$—	$(0.4)	$—	$(0.4)
Balance at end of period collectively evaluated for impairment	$(2.8)	$(0.8)	$(14.6)	$(0.4)	$(18.6)
Loans and fees receivable:
Loans and fees receivable, gross	$18.0	$1.6	$117.7	$1.3	$138.6
Loans and fees receivable individually evaluated for impairment	$—	$—	$0.9	$—	$0.9
Loans and fees receivable collectively evaluated for impairment	$18.0	$1.6	$116.8	$1.3	$137.7

For the Six Months Ended June 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Provision for loan losses (includes $5.1 million of provision netted within income from discontinued operations)	(1.2)	(6.2)	1.8	(0.3)	(5.9)
Charge offs	3.0	7.0	14.5	—	24.5
Recoveries	(0.6)	(0.4)	(3.7)	—	(4.7)
Transfers to assets held for sale	—	4.0	—	—	4.0
Sale of assets	—	—	0.7	—	0.7
Balance at end of period	$(2.8)	$(0.8)	$(15.0)	$(0.4)	$(19.0)
Balance at end of period individually evaluated for impairment	$—	$—	$(0.4)	$—	$(0.4)
Balance at end of period collectively evaluated for impairment	$(2.8)	$(0.8)	$(14.6)	$(0.4)	$(18.6)
Loans and fees receivable:
Loans and fees receivable, gross	$18.0	$1.6	$117.7	$1.3	$138.6
Loans and fees receivable individually evaluated for impairment	$—	$—	$0.9	$—	$0.9
Loans and fees receivable collectively evaluated for impairment	$18.0	$1.6	$116.8	$1.3	$137.7

For the Three Months Ended June 30, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.6)	$(9.5)	$(36.7)	$—	$(50.8)
Provision for loan losses (includes $10.9 million of provision netted within income from discontinued operations)	(0.8)	(9.1)	(6.1)	—	(16.0)
Charge offs	1.7	7.4	11.9	—	21.0
Recoveries	(0.3)	(0.2)	(2.2)	—	(2.7)
Balance at end of period	$(4.0)	$(11.4)	$(33.1)	$—	$(48.5)
Balance at end of period individually evaluated for impairment	$—	$—	$(1.9)	$—	$(1.9)
Balance at end of period collectively evaluated for impairment	$(4.0)	$(11.4)	$(31.2)	$—	$(46.6)
Loans and fees receivable:
Loans and fees receivable, gross	$18.5	$75.5	$220.5	$—	$314.5
Loans and fees receivable individually evaluated for impairment	$—	$—	$12.1	$—	$12.1
Loans and fees receivable collectively evaluated for impairment	$18.5	$75.5	$208.4	$—	$302.4

For the Six Months Ended June 30, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(5.0)	$(10.0)	$(38.4)	$—	$(53.4)
Provision for loan losses (includes $17.0 million of provision netted within income from discontinued operations)	(1.8)	(16.5)	(17.7)	—	(36.0)
Charge offs	3.6	15.6	27.0	—	46.2
Recoveries	(0.8)	(0.5)	(4.0)	—	(5.3)
Balance at end of period	$(4.0)	$(11.4)	$(33.1)	$—	$(48.5)
Balance at end of period individually evaluated for impairment	$—	$—	$(1.9)	$—	$(1.9)
Balance at end of period collectively evaluated for impairment	$(4.0)	$(11.4)	$(31.2)	$—	$(46.6)
Loans and fees receivable:
Loans and fees receivable, gross	$18.5	$75.5	$220.5	$—	$314.5
Loans and fees receivable individually evaluated for impairment	$—	$—	$12.1	$—	$12.1
Loans and fees receivable collectively evaluated for impairment	$18.5	$75.5	$208.4	$—	$302.4

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	As of
	June 30, 2011	December 31, 2010
Current loans receivable	$122.7	$189.9
Current fees receivable	1.3	7.7
Delinquent loans and fees receivable	14.6	30.1
Loans and fees receivable, gross	$138.6	$227.7

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans that we did not collect on the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable and typically are charged off 90 days from the point they become delinquent for our micro-loan receivables, 180 days from the point they become delinquent for our auto finance and credit card receivables, or sooner if facts and circumstances earlier indicate non-collectability.  Recoveries on accounts previously charged off are credited to the allowance for uncollectible loans and fees receivable and effectively offset our provision for loan losses in our accompanying consolidated statements of operations.

An aging of our delinquent loans and fees receivable, gross (in millions) as of June 30, 2011 and December 31, 2010 is as follows:

As of June 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-29 days past due	$0.7	$0.4	$7.3	$—	$8.4
30-59 days past due	0.5	0.2	2.6	—	3.3
60 or more days past due	1.0	0.2	1.7	—	2.9
Delinquent loans and fees receivable, gross	$2.2	$0.8	$11.6	$—	$14.6
Current loans and fees receivable, gross	15.8	0.8	106.1	1.3	124.0
Total loans and fees receivable, gross	$18.0	$1.6	$117.7	$1.3	$138.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$1.3	$—	$1.3

As of December 31, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-29 days past due	$0.8	$3.6	$11.6	$—	$16.0
30-59 days past due	0.7	2.2	4.3	—	7.2
60 or more days past due	1.8	1.4	3.7	—	6.9
Delinquent loans and fees receivable, gross	$3.3	$7.2	$19.6	$—	$30.1
Current loans and fees receivable, gross	15.4	38.4	143.5	0.3	197.6
Total loans and fees receivable, gross	$18.7	$45.6	$163.1	$0.3	$227.7
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$2.7	$—	$2.7

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Unrecovered balance at beginning of period	$22,882	$25,985	$29,889	$29,669
Acquisitions of defaulted accounts	16,460	12,973	19,484	16,570
Cash collections	(19,228)	(14,119)	(39,856)	(28,700)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	11,166	8,458	21,763	15,758
Unrecovered balance at end of period	$31,280	$33,297	$31,280	$33,297

Previously charged-off receivables held as of June 30, 2011 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At June 30, 2011, $5.7 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.  Although we eliminate all intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 0.8% of our consolidated total assets.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 60 months for normal delinquency charged-off accounts and approximately 84 months for Chapter 13 Bankruptcies. Our estimated remaining collections on the $31.3 million unrecovered balance of our investments in previously charged-off receivables as of June 30, 2011 amount to $153.4 million (before servicing costs), of which we expect to collect 41.4% over the next 12 months, with the balance to be collected thereafter.

Investments in Securities

The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of
	June 30, 2011	December 31, 2010
Held to maturity:
Investments in non-marketable debt securities	$2,818	$2,414
Available for sale:
Investments in non-marketable debt securities	5,312	4,087
Investments in non-marketable equity securities	1,900	1,500
Trading:
Investments in marketable debt securities	—	55,770
Investments in marketable equity securities	279	546
Total investments in securities	$10,309	$64,317

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investment in a 33.3%-owned limited liability company made during the fourth quarter of 2004. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture that purchased all of the outstanding notes issued out of our structured financing trust underlying our U.K. portfolio of credit card receivables (the “U.K. Portfolio”). We record our respective interests in the income or losses of our equity-method investees within the equity in income (loss) of equity-method investees category on our consolidated statements of operations. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees.

In January 2011, we acquired an additional 47.5% interest in a 47.5% equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that the assets and liabilities of this entity should now be consolidated within our consolidated balance sheets. Additionally, we acquired the remaining 5.0% noncontrolling interest in the April 2011 bringing our total ownership to 100% as of June 30, 2011.

Income Taxes

Our overall effective income tax rates (computed considering results for only continuing operations before income taxes) were -30.2% and 5.5% in the three and six months ended June 30, 2011, respectively, compared to 2.8% and 1.5% for the three and six months ended June 30, 2010, respectively.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been 15.3% and 45.9%, in the three and six months ended June 30, 2011, respectively, compared to 34.4% and 33.6%  in the three and six months ended June 30, 2010, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.1 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2011, respectively, compared to $0.6 million and $1.2 million during the three and six months ended June 30, 2010, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense; we experienced no such reduction in any of the three or six month periods ended June 30, 2011 and June 30, 2010.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended June 30, 2011		For the Six Months Ended June 30, 2011
	2011	2010	2011	2010
Internet micro-loan fees	$696	$223	$1,248	$492
Fees on credit card receivables held on balance sheet	2,779	6,269	5,987	15,859
Changes in fair value of loans and fees receivable recorded at fair value (1)	(10,485)	84,753	119,518	125,663
Changes in fair value of notes payable associated with structured financings recorded at fair value	28,375	17,598	(52,969)	50,194
Income on investments in previously charged-off receivables	11,166	8,458	21,763	15,758
Gross loss on auto sales	—	(127)	(111)	(1,649)
Gains on investments in securities	9	88	141	148
Loss on sale of JRAS assets	—	—	(4,648)	—
Other	(8)	(332)	825	199
Total fees and related income on earning assets	$32,532	$116,930	$91,754	$206,664

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after June 30, 2011, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements. On August 5, 2011, we entered into a definitive agreement to sell our Retail Mirco-Loan segment operations to Advance America, Cash Advance Centers, Inc. for $45.6 million.  Because these operations were already reported as discontinued operations, no further adjustments were necessary. Additionally, in July 2011, we repaid a structured financing facility secured by the assets of our CAR operations within our Auto Finance segment, the June 30, 2011 outstanding balance of which was $23.2 million.

3.	Discontinued Operations

On December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in MEM.  The transaction closed in April 2011 and resulted in a gain (net of related sales expenditures) of $106.0 million.  In accordance with applicable accounting literature, we classified MEM’s net assets as held for sale on our December 31, 2010 consolidated balance sheet, and we have reflected its operating results and gain on sale as discontinued operations within our consolidated statements of operations for all periods presented. Additionally, on August 5, 2011, we entered into an agreement to sell our Retail Micro-Loans segment to Advance America, Cash Advance Centers, Inc. for $45.6 million. In accordance with applicable accounting literature, we have classified our Retail Micro-Loans segment’s net assets as held for sale on our June 30, 2011 consolidated balance sheet and have reflected its operating results as discontinued operations within our consolidated statements of operations for all periods presented.

The following tables reflect (in thousands) the components of our discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net interest income, fees and related income on non-securitized earning assets	$14,935	$28,129	$49,791	$57,820
Gain on sale of assets	103,706	—	103,706	—
Other operating expense	12,427	22,360	38,360	44,594
Income before income taxes	106,214	5,769	115,137	13,226
Income tax expense	(1,788)	(1,034)	(4,100)	(2,348)
Net income	$104,426	$4,735	$111,037	$10,878
Net income attributable to noncontrolling interests	$—	$482	$1,131	$1,219

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets held for sale and liabilities related to assets held for sale:
	As of
	June 30, 2011	December 31, 2010
Assets held for sale:
Unrestricted cash and cash equivalents	$8,230	$16,419
Loans and fees receivable, net (of $5,817 and $5,218 in deferred revenue and $3,781 and $8,465 of allowances for uncollectible loans and fees receivable as of June 30, 2011 and December 31, 2010, respectively)	32,720	32,786
Property at cost, net of depreciation	1,035	6,506
Prepaid expenses and other assets	1,321	1,537
Intangibles, net	2,113	—
Goodwill	—	23,011
Total assets held for sale	$45,419	$80,259
Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$2,515	$2,348
Income tax liability	—	6,766
Total liabilities related to assets held for sale	$2,515	$9,114

4.	Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans.  In March 2010, we acquired all of the noncontrolling interests in our Investments in Previously Charged-Off Receivables segment for $1.0 million, such that we now own 100% of this segment.  Similarly, in February 2011, we purchased most of the noncontrolling interests in our Credit Cards segment majority-owned subsidiaries for $4.1 million.

Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2011	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income on earning assets	$4,348	$11,109	$—	$8,684	$83	$24,224
Total other operating income	$6,458	$762	$—	$127	$—	$7,347
(Loss) income from continuing operations before income taxes	$(8,902)	$4,612	$—	$3,098	$(1,626)	$(2,818)
Income from discontinued operations before income taxes	$—	$—	$2,508	$—	$103,706	$106,214
Loans and fees receivable, gross	$19,212	$—	$—	$117,724	$1,642	$138,578
Loans and fees receivable, net	$15,766	$—	$—	$91,166	$986	$107,918
Loans and fees receivable held at fair value	$332,615	$—	$—	$—	$—	$332,615
Total assets	$615,065	$36,106	$—	$100,721	$3,992	$755,884

Six Months Ended June 30, 2011	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income on earning assets	$27,241	$21,624	$—	$11,572	$316	$60,753
Total other operating income	$28,282	$1,468	$—	$256	$—	$30,006
Income (loss) from continuing operations before income taxes	$15,585	$8,011	$—	$(468)	$(2,530)	$20,598
Income from discontinued operations before income taxes	$—	$—	$4,087	$—	$111,050	$115,137
Loans and fees receivable, gross	$19,212	$—	$—	$117,724	$1,642	$138,578
Loans and fees receivable, net	$15,766	$—	$—	$91,166	$986	$107,918
Loans and fees receivable held at fair value	$332,615	$—	$—	$—	$—	$332,615
Total assets	$615,065	$36,106	$—	$100,721	$3,992	$755,884

Three Months Ended June 30, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$2,237	$8,329	$—	$2,010	$1	$12,577
Total other operating income	$3,564	$275	$—	$137	$—	$3,976
(Loss) income from continuing operations before income taxes	$(29,673)	$1,776	$—	$(6,752)	$(688)	$(35,337)
Income from discontinued operations before income taxes	$—	$—	$1,550	$—	$4,219	$5,769
Loans and fees receivable, gross	$18,452	$—	$37,038	$220,572	$38,466	$314,528
Loans and fees receivable, net	$14,475	$—	$30,754	$163,698	$26,434	$235,361
Loans and fees receivable held at fair value	$549,611	$—	$—	$—	$—	$549,611
Total assets	$764,731	$42,913	$64,280	$181,087	$63,855	$1,116,866

Six Months Ended June 30, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(10,452)	$15,489	$—	$(2,264)	$174	$2,947
Total other operating income	$21,921	$654	$—	$267	$—	$22,842
(Loss) income from continuing operations before income taxes	$(63,522)	$2,757	$—	$(21,279)	$(821)	$(82,865)
Income from discontinued operations before income taxes	$—	$—	$3,913	$—	$9,313	$13,226
Loans and fees receivable, gross	$18,452	$—	$37,038	$220,572	$38,466	$314,528
Loans and fees receivable, net	$14,475	$—	$30,754	$163,698	$26,434	$235,361
Loans and fees receivable held at fair value	$549,611	$—	$—	$—	$—	$549,611
Total assets	$764,731	$42,913	$64,280	$181,087	$63,855	$1,116,866

5.	Shareholders’ Equity

Retired Shares

Pursuant to the closing of a tender offer in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.  These shares were subsequently retired.

We exclude all retired shares from our outstanding share counts. Also, reflecting the return to us during the three months ended June 30, 2011 of 579,732 shares that we had previously loaned, we had 1,672,656 loaned shares outstanding at June 30, 2011.

Treasury Stock

At our discretion, we use treasury shares to satisfy option exercises and restricted stock and restricted stock units vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 270,000 and 722,567 during the three and six months ended June 30, 2011 at gross costs of $8.4 million and $23.5 million, respectively, in satisfaction of option exercises and vested restricted stock; this compares to our reissuance of shares for these purposes of 131,210 and 514,686 during the three and six months ended June 30, 2010 at gross costs of $4.2 million and $10.5 million, respectively. We also effectively purchased shares totaling 81,556 and 203,259 during the three and six months ended June 30, 2011 at gross costs of $0.3 million and $1.1 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for payment of required minimum tax withholdings.  This compares to our repurchase of 43,212 and 132,499 shares during the three and six months ended June 30, 2010 at gross costs of $0.2 million and $0.6 million, respectively.

6.	Investments in Equity-Method Investees

Our equity-method investments outstanding at June 30, 2011 consist of our 33.3% interest in a joint venture (“Transistor”) we purchased in 2004 and our 50.0% interest in a joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. The 50%-owned joint venture elected under the fair value option to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.

In January 2011, we acquired an additional 47.5% interest in a 47.5% equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that we should consolidate the assets and liabilities of this entity within our consolidated balance sheets. Additionally, we acquired the remaining 5.0% noncontrolling interest in this entity in April 2011, thereby bringing our total ownership to 100% as of June 30, 2011.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including 2010 results of operations data for the above-mentioned 47.5%  interest while we held it in equity-method investee form prior to our January 2011 purchase of a controlling interest):

	As of
	June 30, 2011	December 31, 2010
Loans and fees receivable pledged as collateral under structured financings, at fair value	$85,672	$130,171
Investments in non-marketable debt securities, at fair value	$94,782	$—
Total assets	$188,288	$143,110
Notes payable associated with structured financings, at fair value	$76,865	$118,057
Total liabilities	$77,435	$118,941
Members’ capital	$110,853	$24,169

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net interest income, fees and related income on earning assets	$6,526	$(25,303)	$44,201	$(24,913)
Total other operating income	$60	$1,064	$147	$2,483
Net income (loss)	$5,363	$(27,891)	$41,625	$(30,339)

Included in the above tables is our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:
As of June 30, 2011
Investments in non-marketable debt securities, at fair value	$94,782
Total assets	$95,034
Total liabilities	$93
Members’ capital	$94,941

	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
Net interest income, fees and related income on earning assets	$10,034	$44,443
Net income	$10,025	$44,328

As noted in Note 9, Convertible Senior Notes and Notes Payable, notes payable with a fair value of $94.8 million correspond with the $94.8 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

7.	Goodwill and Intangible Assets

Goodwill

As of both June 30, 2011 and December 31, 2010, we showed no goodwill balances on our consolidated balance sheets. Goodwill amounts attributable to our MEM discontinued operations are included within assets held for sale on our consolidated balance sheet as of December 31, 2010, and as noted previously, we completed our sale of MEM’s discontinued operations on April 1, 2011.

Intangible Assets

The net unamortized carrying amount of intangible assets subject to amortization was $0.1 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively. Intangible asset-related amortization expense was $0.06 million and $0.1 million for both the three and six months ended June 30, 2011 and 2010.

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

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2011 and December 31, 2010 by fair value hierarchy:

Assets – As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$279	$—	$—	$279
Loans and fees receivable, at fair value	$—	$—	$12,052	$12,052
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$320,563	$320,563

Assets – As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$56,316	$—	$—	$56,316
Loans and fees receivable, at fair value	$—	$—	$12,437	$12,437
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$373,155	$373,155

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our Level 1 assets in the above table, total realized net gains were $0.1 million and $0.5 million for the three and six months ended June 30, 2011, respectively, compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2010, respectively, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six-month periods ended June 30, 2011 and 2010:
	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Securitized Earning Assets	Total
Balance at December 31, 2009	$42,299	$—	$36,514	$78,813
Transfers in due to adoption of new accounting guidance	—	836,346	(36,514)	799,832
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	147,495	—	147,495
Net revaluations of loans and fees receivable, at fair value	(21,832)	—	—	(21,832)
Purchases, issuances, and settlements, net	(1,190)	(454,494)	—	(455,684)
Impact of foreign currency translation	—	987	—	987
Net transfers in and/or out of Level 3	—	—	—	—
Balance at June 30, 2010	$19,277	$530,334	$—	$549,611
Balance at December 31, 2010	$12,437	$373,155	$—	$385,592
Transfers in due to consolidation of equity-method investees	—	14,587	—	14,587
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	114,223	—	114,223
Net revaluations of loans and fees receivable, at fair value	5,295	—	—	5,295
Purchases, issuances, and settlements, net	(5,680)	(184,692)	—	(190,372)
Impact of foreign currency translation	—	3,290	—	3,290
Net transfers in and/or out of Level 3	—	—	—	—
Balance at June 30, 2011	$12,052	$320,563	$—	$332,615

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

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2011 and December 31, 2010 by fair value hierarchy:

Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Liabilities Measured at Fair Value
Notes payable associated with structured financings, at fair value as of June 30, 2011	$—	$—	$304,260	$304,260
Notes payable associated with structured financings, at fair value as of December 31, 2010	$—	$—	$370,544	$370,544

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

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six-month periods ended June 30, 2011 and 2010:
	Notes Payable Associated with Structured Financings, at Fair Value
	2011	2010
Beginning balance January 1	$370,544	$—
Transfers in due to adoption of new accounting guidance	—	772,615
Transfers in due to consolidation of equity-method investees	15,537	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	52,969	(50,194)
Repayments on outstanding notes payable, net	(138,259)	(205,317)
Impact of foreign currency translation	3,469	(594)
Net transfers in and/or out of Level 3	—	—
Ending balance, June 30	$304,260	$516,510

The unrealized gains and losses for liabilities within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 liabilities.

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

 Valuations and Techniques for Assets Measured at Fair Value on a Non-Recurring Basis

In the past, we had certain assets (i.e., goodwill and other intangible assets) that under certain conditions were subject to measurement at fair value on a non-recurring basis. For those assets, measurement at fair value in periods subsequent to their initial recognition was applicable as part of required annual impairment valuations or earlier impairment valuations if one or more of the assets were determined to be impaired.

We were required to make a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the fourth quarter of 2010 as part of our annual impairment testing, and based on that testing, we wrote off the remaining balance of goodwill associated with that segment in the fourth quarter of 2010. Considering that goodwill write off coupled the discontinuance of our MEM operations, we no longer have any goodwill represented within our consolidated balance sheets.

The table below summarizes (in thousands) other intangibles fair values as of June 30, 2011 and December 31, 2010 by fair value hierarchy. We note that there are no remaining intangibles balances as of June 30, 2011 given our reclassification of $2.1 million in intangibles associated with our Retail Micro-Loan segment’s discontinued operations to assets held for sale on our June 30, 2011 consolidated balance sheet.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets – As of June 30, 2011
Intangibles	$—	$—	$—	$—

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets – As of December 31, 2010
Intangibles	$—	$—	$2,113	$2,113

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2011 and December 31, 2010 concerning our assets and liabilities measured at fair value are as follows:
As of June 30, 2011	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$20,632	$521,203
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,052	$320,563
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$111	$1,270
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$2,436	$32,065

As of December 31, 2010	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$21,925	$647,924
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,437	$373,155
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$137	$2,792
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$4,842	$57,076

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2011	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2010
Aggregate unpaid principal balance of notes payable	$531,586	$648,210
Aggregate fair value of notes payable	$304,260	$370,544

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

We are amortizing the discount to the face amount of the notes into interest expense over the expected life of the notes, and this will result in a corresponding release of associated deferred tax liability. Total amortization for the three and six months ended June 30, 2011 totaled $1.8 million and $3.6 million, respectively compared to $2.4 million and $5.1 million for the three and six months ended June 30, 2010, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $3.2 million and $6.5 million for the three and six months ended June 30, 2011, respectively compared to $3.8 million and $8.1 million for the three and six months ended June 30, 2010, respectively.  We will amortize the discount remaining at June 30, 2011 into interest expense over the expected terms of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:
	As of June 30, 2011	As of December 31, 2010
Face amount of 3.625% convertible senior notes due 2025	$112,411	$145,970
Face amount of 5.875% convertible senior notes due 2035	140,467	140,467
Discount	(51,130)	(56,593)
Net carrying value	$201,748	$229,844
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

In open market transactions during the three and six months ended June 30, 2011, we repurchased $20.1 million and $33.6 million in face amount of our 3.625% notes for $18.9 million and $31.3 million, respectively,  (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes) thereby resulting in the recognition of an aggregate gain during the three and six months ended June 30, 2011 of $0.2 million and $0.5 million, respectively (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases.)

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

Notes Payable Associated with Structured Financings, at Fair Value

As of June 30, 2011, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) along with comparable December 31, 2010 carrying amounts as follows:
	Carrying Amounts at Fair Value as of
	June 30, 2011	December 31, 2010
Amortizing structured financing facility issued out of our upper-tier originated portfolio master trust (expiring June 2013)—outstanding face amount of $364.8 million as of June 30, 2011, bearing interest at a weighted average 2.4% interest rate, which is secured by credit card receivables and restricted cash aggregating $199.4 million in carrying amount	$197.5	$273.2
Multi-year variable funding structured financing facility (originally expiring September 2014), repayment of which occurred during the three months ended June 30, 2011	—	2.1
Amortizing term structured financing facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio structured financing trust, outstanding face amount of $146.8 million as of June 30, 2011, bearing interest at a weighted average 3.5% interest rate, which is secured by credit card receivables and restricted cash aggregating $102.6 million in carrying amount	94.8	87.2
Amortizing term structured financing facility (expiring January 2015) issued out of a trust underlying a portfolio acquisition by one of our former equity investees, the controlling interests in which we acquired in February 2011, such facility having an outstanding face amount of $10.2 million as of June 30, 2011, bearing interest at a weighted average 1.9% interest rate and being secured by credit card receivables and restricted cash aggregating $13.0 million in carrying amount	10.5	—
Ten-year amortizing term structured financing facility issued out of a trust underlying one of our portfolio acquisitions (expiring January 2014), outstanding face amount of $9.8 million as of June 30, 2011, bearing interest at a weighted average 6.7% interest rate, which is secured by credit card receivables and restricted cash aggregating $24.7 million in carrying amount	1.5	8.0
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$304.3	$370.5

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables (cash flows that we consider adequate to meet our variable costs of servicing these assets), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $304.3 million in fair value of structured financing notes in the above table is $339.7 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $35.4 million.

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

Notes Payable Associated with Structured Financings, at Face Value

The principal amount of the structured financing notes outstanding and the carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:
	As of June 30, 2011	As of December 31, 2010

Amortizing debt facility (expiring November 6, 2016) at a fixed rate of 15.0% at June 30, 2011, which is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $40.9 million and $58.1 million at June 30, 2011 and December 31, 2010, respectively (1)	$34.8	$54.4
Line of credit at a floating rate of 9.1% at June 30, 2011, which was secured by CAR Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $44.0 million and $49.1 million at June 30, 2011 and December 31, 2010, respectively, prior to repayment in July 2011	23.2	31.4
Financing that was secured by of JRAS Auto Finance segment receivables, land and restricted cash with an aggregate carrying amount of $14.1 million at December 31, 2010 (2)	—	8.1
Amortizing debt facility against JRAS Auto Finance segment receivables originated while we owned JRAS (expiring February 9, 2012), floating rate of 13.1% at June 30, 2011, which is secured by auto finance receivables and restricted cash with an aggregate carrying amount of $6.3 million at June 30, 2011 (2)	5.9	—
Financing against JRAS Auto Finance segment inventory, which was secured by inventory with an aggregate carrying amount of $0.6 million at December 31, 2010	—	0.3
Vendor-financed software and equipment acquisitions, secured by certain equipment with an aggregate carrying amount of $0.03 at December 31, 2010	—	0.5
Investment in Previously Charged-Off Receivables segment’s asset-backed financing (expiring August 5, 2015), fixed rate of 12.0% at June 30, 2011, secured by certain investments in previously charged-off receivables with an aggregate carrying of $0.7 million and $1.4 million at June 30, 2011 and December 31, 2010, respectively, payable through 2012	0.7	2.2
Total asset-backed structured financing notes outstanding (which are secured by assets with carrying amounts aggregating $91.9 million at June 30, 2011)	$64.6	$96.9

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

(2)
In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a June 30, 2011 carrying amount of $6.3 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a then $9.4 million non-recourse loan to us (the partial proceeds of which we used to repay the remaining balance of the above-scheduled $8.1 million JRAS note payable), and we contracted with JRAS to service those receivables on our behalf.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment and inventory lending arrangements) generally provide for a priority distribution of cash flows to us (or alternative loan servicers) to service any underlying pledged receivables (cash flows that we consider adequate to meet our costs of servicing the receivables that we service), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and, except with respect to the CAR facility which was repaid in July 2011, there are no provisions within the debt agreements that represent any risks of acceleration or bullet repayment of the facilities prior to the facility expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $64.6 million of structured financing notes in the above table at June 30, 2011 was $91.9 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements was $27.3 million on that date.

The CAR facility began to amortize down in June 2011, and we elected to prepay the facility in its entirety in July 2011.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

10.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., Jefferson Capital’s) commitments of $4.4 million at June 30, 2011 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which we have now done with respect to substantially all of our outstanding cardholder accounts.  The remaining available lines of credit relate solely to cards issued under our balance transfer program.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, our subsidiary, CompuCredit Corporation, has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of, or purchase directly additional interests in, portfolios of credit card receivables owned by our subsidiaries and equity-method investees should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As a result of the closure of all outstanding accounts (with the exception of those cards associated with our balance transfer program for which we do not have any associated guarantees), CompuCredit Corporation effectively has no collective guarantees and direct purchase obligations related to any of our subsidiaries and equity-method investees at June 30, 2011. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.  Moreover, should we ever be required to fund any of the guarantees, there would be a concurrent increase in the underlying assets.

CompuCredit Corporation’s third-party originating financial institution relationships require security for its purchases of their credit card receivables, and CompuCredit Corporation has pledged $1.0 million in collateral as such security as of June 30, 2011. In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of June 30, 2011). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($15.0 million as of June 30, 2011).

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

On December 21, 2009, certain holders of our 3.625% Convertible Senior Notes Due 2025 and 5.875% Convertible Senior Notes Due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and the then-potential future spin-off of our micro-loan businesses (a transaction that is not expected to be completed given the April 1, 2011 sale of our MEM operations). We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On March 19, 2010, the U.S. District Court for the District of Minnesota transferred venue to the U.S. District Court for the Northern District of Georgia, and on April 6, 2010, we filed a Renewed Motion to Dismiss. Shortly after that filing, on May 12, 2010, the plaintiffs filed a second amended complaint to add new claims and certain of our officers and directors as defendants, to continue to seek to enjoin the then-potential future spinoff and to seek unspecified damages against all defendants. The plaintiffs also sought temporary injunctive relief to prevent our completion of a then-pending tender offer for the repurchase of our 3.625% Convertible Notes due 2025 and our common stock at $7.00 per share. At a hearing on May 12, 2010, the judge in the Northern District of Georgia denied the request for a temporary restraining order, and the tender offer was completed as scheduled on May 14, 2010. On June 4, 2010 and June 25, 2010, we and the other defendants filed respective motions with the U.S. District Court for the Northern District of Georgia to dismiss the second amended complaint. On March 15, 2011, the court denied our and the other defendants’ motions to dismiss the second amended complaint.  On March 22, 2011, certain individual defendants filed a motion to certify a portion of the March 15, 2011 order for immediate interlocutory review, and on April 1, 2011, the court granted that motion.  The Eleventh Circuit Court of Appeals has agreed to hear that appeal, which is pending.  Further, on March 23, 2011, plaintiffs filed an Emergency Motion for Preliminary Injunction in the United States District Court for the Northern District of Georgia seeking to enjoin as an alleged fraudulent transfer a then-pending tender offer to repurchase 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. At a hearing on April 1, 2011, the court denied plaintiffs’ motion for a preliminary injunction, and the tender offer was completed as scheduled on April 11, 2011.

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

The following table sets forth the computation of net income (or loss) per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
(Loss) income from continuing operations attributable to controlling interests	$(3,660)	$(33,212)	$19,315	$(81,399)
Income from discontinued operations attributable to controlling interests	$104,426	$4,253	$109,906	$9,659
Net income (loss) attributable to controlling interests	$100,766	$(28,959)	$129,221	$(71,740)
Denominator:
Basic (including unvested share-based payment awards) (1)	22,662	39,802	29,232	43,818
Effect of dilutive stock options and warrants (2)	63	163	141	171
Diluted (including unvested share-based payment awards) (1)	22,725	39,965	29,373	43,989
(Loss) income from continuing operations attributable to controlling interests per common share—basic	$(0.16)	$(0.83)	$0.66	$(1.86)
(Loss) income from continuing operations attributable to controlling interests per common share—diluted	$(0.16)	$(0.83)	$0.66	$(1.86)

Income from discontinued operations attributable to controlling interests per common share—basic	$4.61	$0.10	$3.76	$0.22
Income from discontinued operations attributable to controlling interests per common share—diluted	$4.59	$0.10	$3.74	$0.22
Net income (loss) attributable to controlling interests per common share—basic	$4.45	$(0.73)	$4.42	$(1.64)
Net income (loss) attributable to controlling interests per common share—diluted	$4.43	$(0.73)	$4.40	$(1.64)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  282,582 and 354,348 shares for the three and six months ended June 30, 2011, respectively; and  681,747 and 702,646 shares for the three and six months ended June 30, 2010, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net income (loss) per share computations for the three and six month periods ending June 30, 2011 and 2010.  Similarly, we excluded 47,670 and no unvested restricted share units from such calculations for the three and six months ended June 30, 2011, respectively, and we excluded 129,997 and 75,549 unvested restricted share units from such calculations for the three and six months ended June 30, 2010, respectively.

For the three and six months ended June 30, 2011 and 2010, there were no shares potentially issuable and thus warranting consideration in diluted share computations associated with our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $29.31 and $35.67 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is 3.8 million and 3.9 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,101,058 shares remained available for grant under this plan as of June 30, 2011. Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related (benefit)/charge to additional paid-in capital of $0.0 million for both the three and six months ended June 30, 2011, respectively, compared to an income tax-related (benefit)/charge to additional paid-in capital of $(0.6) million and $1.4 million, respectively, for the three and six months ended June 30, 2010, respectively.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three and six months ended June 30, 2011, we expensed stock-option-related compensation costs of $0.1 million and $0.5 million, respectively, compared to $0.4 million and $0.8 million during the three and six months ended June 30, 2010, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Six Months Ended June 30, 2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	570,000	$39.24
Cancelled/Forfeited	—	—
Outstanding at June 30, 2011	570,000	$39.24	1.7	$—
Exercisable at June 30, 2011	570,000	$39.24	1.7	$—

	For the Six Months Ended June 30, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	790,000	$31.75
Cancelled/Forfeited	(200,000)	$8.66
Outstanding at June 30, 2010	590,000	$39.24	2.6	$—
Exercisable at June 30, 2010	90,000	$31.70	1.5	$—

As of June 30, 2011, we had no unamortized deferred compensation costs associated with non-vested stock options. There were no stock option exercises during the three and six months ended June 30, 2011.  No options have been granted thus far in 2011, and none were granted during 2010.

Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2011 and 2010, we granted 44,000 and 253,107 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.3 million and $1.1 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of June 30, 2011, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.4 million with a weighted-average remaining amortization period of 1.0 years.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We have contracted with third-party financial institutions pursuant to which the financial institutions have issued general purpose consumer credit cards and we have purchased the receivables relating to such credit card accounts on a daily basis. Today we manage the portfolios we previously originated or acquired and are not currently offering new credit cards on a broad basis.

Our product and service offerings also include small-balance, short-term cash advance loans that typically are due on the customer’s next payday—generally less than $500 for 30 days or less and to which we refer as “micro-loans;” installment loans, title loans, and other credit products; and money transfer, bill payment, and other financial services. We market these loans and products over the Internet in the U.S and through retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin within our Retail Micro-Loans segment, the assets and liabilities of which have been classified as held for sale on our June 30, 2011 consolidated balance sheet and the operations of which are categorized as discontinued operations within our consolidated statements of operations for all periods presented. Similarly, up until its sale on April 1, 2011, our discontinued MEM operations marketed these cash advance loans over the Internet in the U.K.

We also are collecting a portfolio of auto finance receivables we previously originated through franchised and independent auto dealers (and our own buy-here, pay-here lots prior to our closure or sale of all such lots, the last of which occurred in February 2011) and purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business.

Lastly, our debt collections subsidiary purchases and collects previously charged-off receivables from third parties, our equity-method investees and us.

The most significant changes to our business during the six months ended June 30, 2011 were:

•
Our classification of our Retail Micro-Loans segment’s assets and liabilities as held for sale and our classification of its operations as discontinued operations because of our having entered into an agreement on August 5, 2011 to sell our Retail Micro-Loans segment to Advance America, Cash Advance Centers, Inc. for $45.6 million;

•
Our repurchases in open market transactions of an aggregate of $33.6 million in face amount of our 3.625% convertible senior notes due in 2025 for $31.3 million, such amount being inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes;

•
Our completion of the planned sale of our MEM operations for $195.0 million on April 1, 2011 resulting in a gain (net of related sales expenditures) of $106.0 million that is included as a component of discontinued operations within our consolidated statements of operations for the three and six months ended June 30, 2011;

•	The closing of a tender offer in April 2011, through which we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million;

•
Our acquisition of a 50% interest in a  joint venture that purchased in March 2011 all of the outstanding notes issued out of our U.K. Portfolio structured financing trust at discounted price and reported a gain in the three months ended March 31, 2011 upon its marking of such notes to their fair value as of March 31, 2011 under its fair value option election (of which $17.1 million was our allocable share);

•
Our sale of certain operating assets of our JRAS buy-here, pay-here lot subsidiaries in a transaction under which we retained its underlying loans and fees receivable, resulting in a loss of $4.6 million; and

•
Our January 2011 purchase of certain investor interests in our Credit Cards segment equity-method investees and substantially all of the noncontrolling interests in our Credit Cards segment majority-owned subsidiaries for $4.1 million.

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not sufficiently recovered to facilitate growth for us thus far. We are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality in the near term, and, even if they were available, the current regulatory and economic environment and our current liquidity position are not attractive enough for us to want to originate any significant level of new credit card receivables in the U.S. (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). We continue, however, to test credit card originations in the U.K. because we believe the U.K. regulatory environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.

In the current environment, the only material cash flows we receive within our Credit Cards segment are those associated with servicing compensation and distributions from our 50% interest in the joint venture that purchased and holds all of the outstanding notes issued out of our U.K. Portfolio. As such, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have had the effect of reducing our potential for profitability. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can better support with its diminished cash inflows will not result in further impairments in the fair values of our credit card receivables; however, this outcome cannot be assured.

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

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities that would be reflected predominantly within our Credit Cards segment:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as has been done historically through dividends and tender offers, including our tender offer that closed in April 2011, whereby we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million). Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure until we can finance and complete further acquisitions.

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

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		Income Increases (Decreases) from
(In thousands)	2011	2010	2010 to 2011
Earnings:
Total interest income	$39,307	$69,516	$(30,209)
Interest expense	(11,355)	(16,202)	4,847
Fees and related income on earning assets:
Internet micro-loan fees	696	223	473
Fees on credit card receivables held on balance sheet	2,779	6,269	(3,490)
Changes in fair value of loans and fees receivable recorded at fair value	(10,485)	84,753	(95,238)
Changes in fair value of notes payable associated with structured financings recorded at fair value	28,375	17,598	10,777
Income on investments in previously charged-off receivables	11,166	8,458	2,708
Gross loss on auto sales	—	(127)	127
Gains on investments in securities	9	88	(79)
Loss on sale of JRAS assets	—	—	—
Other	(8)	(332)	324
Other operating income (loss):
Servicing income	860	1,807	(947)
Ancillary and interchange revenues	2,463	2,763	(300)
Gain on repurchase of convertible senior notes	201	8,797	(8,596)
Gain on buy-out of equity-method investee members	—	—	—
Equity in income (loss) of equity-method investees	3,823	(9,391)	13,214
Total	67,831	174,220	(106,389)
Losses upon charge off of loans and fees receivable recorded at fair value	36,342	152,597	116,255
Provision for losses on loans and fees receivable recorded at net realizable value	(82)	5,070	5,152
Operating expenses:
Salaries and benefits	6,277	8,314	2,037
Card and loan servicing	18,387	25,205	6,818
Marketing and solicitation	768	427	(341)
Depreciation	1,785	3,001	1,216
Other	7,172	14,943	7,771
Noncontrolling interests	8	650	(642)

	For the Six Months Ended June 30,		Income Increases (Decreases) from
(In thousands)	2011	2010	2010 to 2011
Earnings:
Total interest income	$82,253	$153,726	$(71,473)
Interest expense	(23,306)	(33,835)	10,529
Fees and related income on earning assets:
Internet micro-loan fees	1,248	492	756
Fees on credit card receivables held on balance sheet	5,987	15,859	(9,872)
Changes in fair value of loans and fees receivable recorded at fair value	119,518	125,663	(6,145)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(52,969)	50,194	(103,163)
Income on investments in previously charged-off receivables	21,763	15,758	6,005
Gross loss on auto sales	(111)	(1,649)	1,538
Gains on investments in securities	141	148	(7)
Loss on sale of JRAS assets	(4,648)	—	(4,648)
Other	825	199	626
Other operating income (loss):
Servicing income	1,826	3,826	(2,000)
Ancillary and interchange revenues	4,965	5,994	(1,029)
Gain on repurchase of convertible senior notes	469	22,693	(22,224)
Gain on buy-out of equity-method investee members	619	—	619
Equity in income (loss) of equity-method investees	22,127	(9,671)	31,798
Total	180,707	349,397	(168,690)
Losses upon charge off of loans and fees receivable recorded at fair value	89,190	304,644	215,454
Provision for losses on loans and fees receivable recorded at net realizable value	758	18,964	18,206
Operating expenses:
Salaries and benefits	12,830	18,985	6,155
Card and loan servicing	38,207	56,948	18,741
Marketing and solicitation	1,205	699	(506)
Depreciation	3,783	5,895	2,112
Other	14,136	26,127	11,991
Noncontrolling interests	(1,290)	(1,001)	(289)

Three and Six Months Ended June 30, 2011, Compared to Three and Six Months Ended June 30, 2010

Total interest income. In the three and six months ended June 30, 2011, total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The decline from the three and six months ended June 30, 2010 is due to net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Interest expense.  The decrease is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our repurchases of our convertible senior notes throughout 2010 and 2011.

We also note that notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect our 2011 repurchases of an aggregate $33.6 million in face amount of our 3.625% convertible senior notes to result in lower interest expense for these notes in future quarters.

 Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•
improved performance within our Investments in Previously Charged-Off Receivables segment, principally reflecting the growth within this segment subsequent to the termination of its forward flow arrangement with Encore;

•
reductions in fees earned on our credit card receivables due to continued liquidations offset slightly by the consolidation of former equity-method investees as a result of our January 2011 purchase of certain investor interests in these entities;

•
reduced gross losses in 2011 on automotive vehicle sales corresponding to our minimization of additional inventory purchases within our JRAS operations and our ultimate suspension of operations and final sale of our remaining JRAS lot in February 2011; and

•	our recognition of a $4.6 million loss in the three months ended March 31, 2011 corresponding to our above-mentioned sale of certain assets associated with our JRAS operations.

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

Servicing income.  Our reported servicing income is comprised of servicing compensation paid to us by third parties associated with our servicing of their loans and fees receivable. Reflecting both continued liquidations in the loans and fees receivable we service for third parties and our January 2011 purchase of certain third-party investor interests in our Credit Cards segment equity-method investees that held loans and fees receivable serviced by us (and their subsequent consolidation and elimination), servicing income has declined over that experienced in the prior year. Moreover, we expect further declines in such income absent our obtaining contracts to service portfolios for other third parties.

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

Gain on repurchase of convertible senior notes.  During the three and six months ended June 30, 2011, we repurchased in open market transactions $20.1 million and $33.6 million in face amount of our 3.625% notes due 2025 for $18.9 million and $31.3 million, respectively (inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes). The repurchases resulted in the recognition of aggregate gains for the three and six months ended June 30, 2011 of $0.2 million and $0.5 million, respectively (net of the notes’ applicable share of deferred costs and debt discount, which were written off in connection with the purchases).

In the first quarter of 2010 and under the terms of a tender offer for the repurchase of both series of our convertible senior notes, we repurchased $24.7 million in face amount of our 3.625% convertible senior notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $12.8 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes.  The repurchases resulted in an aggregate gain of $13.9 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases).  Subsequently, during the three months ended June 30, 2010, both in open market transactions and pursuant to the closing of a second tender offer, we repurchased an additional $29.8 million in face amount of our 3.625% notes for $18.2 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), thereby resulting in the recognition of an aggregate gain during the three months ended June 30, 2010 of $8.8 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases). Accordingly, in the aggregate, we recognized $22.7 million of gains on the repurchase of our convertible senior notes during the six months ended June 30, 2010.

We are actively pursuing other repurchases of our 3.625% convertible senior notes, which could result in additional as of yet unknown gains or losses upon such repurchases.

Equity in income (loss) of equity-method investees.  The significant increase in income associated with our equity-method investees is principally related to our 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. Contemporaneous with our March 2011 acquisition of our 50% interest in the joint venture, it elected under the fair value option to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) equal to the excess of the fair value of the notes as of March 31, 2011 over the joint venture’s discounted purchase price of the notes.

We expect to see continued liquidations in the credit card receivables portfolios and structured financing notes held by our equity-method investees for the foreseeable future. As such, absent possible investments in new equity-method investees in the future, we expect gradually declining effects from our equity-method investments on our operating results.

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs of credit card receivables recorded at fair value on our consolidated balance sheet. We expect these charge offs to continue to decline over time as we continue to liquidate the underlying credit card receivables.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Contractions in our auto finance loans and fees receivable combined with some modest effects of an improved economy over recent quarters account for the significant declines in our provisions for losses on loans and fees receivable recorded at net realizable value in the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. Similarly, we expect continued reductions in our provision for losses on loans and fees receivable recorded at net realizable value for the remainder of 2011 attributable to the continued expected gradual net liquidation of our auto finance receivables. The level of contraction in these receivables is expected to outpace growth in receivables within our Internet micro-loan business and receivables associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program. Moreover, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2011 versus 2010 (other than further potential improvements if and as the economy continues with its recovery); any such improvements could further contribute to expected reductions in our provision for losses on loans and fees receivable recorded at net realizable value.

Total other operating expense. Total other operating expense decreased for the three and six months ended June 30, 2011 relative to the three and six months ended June 30, 2010, reflecting the following:

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

•
lower other expenses (which include, for example, net rent and other occupancy costs, legal and professional fees, transportation and travel costs, telecom and data processing costs, insurance premiums, and other overhead cost categories) as we continue to adjust our internal costs based on the declining size of our existing portfolios;

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

Notwithstanding our cost-cutting efforts and focus, we currently are incurring, and will continue to incur, somewhat heightened legal costs until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our credit cards segment cash inflows are sufficient to cover the direct variable costs of this segment and a portion, but not all, of the segment’s share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance, Investments in Previously Charged-Off Receivables and U.S. Internet micro-loan businesses, we may experience continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests.  We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of operations. Because of various transactions that have taken place during 2010 and into the first and second quarters of 2011, unless we enter into new majority-owned subsidiary ventures with noncontrolling interest holders in the future, we expect to have negligible noncontrolling interests in our majority-owned subsidiaries and negligible allocations of income or loss to noncontrolling interest holders in future quarters. Transactions contributing to this development include:

•
Our March 2010, acquisition of noncontrolling interests representing 6% of MEM (within our Internet Micro-Loans segment), thereby reducing outstanding noncontrolling interests in MEM from 24% at December 31, 2009 to 18% at March 31, 2010, and our follow-on transaction on April 1, 2011 under which we sold our MEM operations;

•	Our purchase of all of the noncontrolling interests held by management team members in our Investments in Previously Charged-off Receivables segment in the first quarter of 2010; and

•	Our collective January 2011 and April 2011 purchases of most of the noncontrolling interest holders’ ownership interests in our Credit Cards segment majority-owned subsidiaries.

Considering the above and the fact that we sold our MEM operations on April 1, 2011, the decline in income allocable noncontrolling interest holders in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, principally reflects (1) the removal of noncontrolling interests associated with our profitable MEM operations due to their sale on April 1, 2011 (and the reduction in noncontrolling interest holders’ ownership from 24% for a portion of the six months ended June 30, 2010 to only 18% during the entire three-month period ended March 31, 2011 prior to the completion of its sale) and (2) the fact that there was no allocation of our Investments in Previously Charged-off Receivables segment’s profits to noncontrolling interest holders during the entire six-month period ended June 30, 2011.

Income taxes. Our overall effective income tax rates (computed considering results for only continuing operations before income taxes) were -30.2% and 5.5% in the three and six months ended June 30, 2011, respectively, compared to 2.8% and 1.5% for the three and six months ended June 30, 2010, respectively.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been 15.3% and 45.9%, in the three and six months ended June 30, 2011, respectively, compared to 34.4% and 33.6%  in the three and six months ended June 30, 2010, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.1 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2011, respectively, compared to $0.6 million and $1.2 million during the three and six months ended June 30, 2010, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense; we experienced no such reduction in any of the three or six month periods ended June 30, 2011 and June 30, 2010.

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

Additionally, we solicit accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offerings’ open credit card accounts carrying value currently represent 3.5% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

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

Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to an off-balance-sheet securitization trust (i.e., applicable for pre-2010 periods only). Additionally, while we include within managed receivables those receivables we manage for our consolidated subsidiaries, we exclude from managed receivables any noncontrolling interest holders’ shares of the receivables during applicable periods. Lastly, we include within managed receivables only our economic share of the receivables that we manage for our equity-method investees.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of our noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; and (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our U.K. Portfolio structured financing trust notes (a) as a deemed sale of the U.K. Portfolio trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables.

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

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):
	At or for the Three Months Ended
	2011		2010				2009
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$612,104	$697,032	$774,875	$913,707	$1,052,977	$1,259,687	$1,523,105	$1,751,037
Period-end managed accounts	478	540	599	696	754	916	1,096	1,290
Percent 30 or more days past due	11.9%	12.5%	15.2%	18.0%	19.3%	20.2%	22.5%	21.0%
Percent 60 or more days past due	8.7%	9.5%	11.6%	14.0%	14.5%	16.0%	17.1%	15.8%
Percent 90 or more days past due	6.2%	7.0%	8.7%	10.4%	10.3%	12.5%	12.1%	11.1%

Average managed receivables	$658,309	$752,758	$843,394	$984,259	$1,146,358	$1,396,628	$1,633,455	$1,916,291
Combined gross charge-off ratio	24.0%	29.5%	36.4%	37.1%	47.8%	42.8%	42.7%	45.9%
Net charge-off ratio	19.6%	23.9%	28.9%	29.6%	37.2%	34.8%	33.5%	30.0%
Adjusted charge-off ratio	16.5%	22.6%	28.6%	29.2%	36.8%	34.5%	33.0%	29.5%
Total yield ratio	24.6%	23.1%	25.1%	31.9%	27.6%	29.4%	30.5%	55.7%
Gross yield ratio	18.9%	18.6%	18.8%	20.4%	20.6%	21.2%	22.1%	21.5%
Net interest margin	12.8%	11.9%	11.9%	13.1%	11.3%	14.9%	14.0%	14.7%
Other income ratio	1.7%	2.0%	3.3%	8.9%	3.6%	4.7%	5.9%	22.7%
Operating ratio	11.9%	10.4%	9.8%	9.2%	12.0%	11.2%	16.8%	11.4%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given the closure of substantially all credit card accounts underlying the portfolios. Moreover, with the isolated exceptions of our balance transfer program within our Investments in Previously Charged-Off Receivables segment (the post-card issuance activities of which are reported within our Credit Cards segment) and some limited product testing, we have curtailed our credit card marketing efforts in light of (1) dislocation in the liquidity markets and uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and (2) an unfavorable account origination regulatory climate in our primary U.S. market. We do not anticipate meaningful account or receivables additions in the near term to offset the receivables balance contractions noted above.

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

Lastly, we note that our exceptionally low delinquency rates as of June 30, 2011 reflect seasonal payment patterns through the first quarter. Payment rates were particularly strong relative to recent years during this year’s tax refund season, thereby bringing delinquency rates down.

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

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Because our most recent portfolio acquisition was our second quarter 2007 U.K. Portfolio acquisition, the gap between the net charge-off ratio and the adjusted charge-off ratio continued its general decline in the quarters since that acquisition. Beginning in the first and second quarters of 2011, however, the gap between the net charge-off ratio and the adjusted charge-off ratio widened and then gradually will begin to narrow over successive future quarters. This is because we determine our managed receivables statistics by treating the transaction in which our 50%-owned equity-method investee acquired our U.K. Portfolio structured financing trust notes as a deemed sale of the U.K. Portfolio trust receivables at their face amount, followed by the 50%-owned equity-method investee’s repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes. Moreover, any other potential acquisitions of portfolios at discounts to the face amount of their receivables could cause further widening of the gap between the net charge-off ratio and the adjusted charge-off ratio.

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from those receivables of our lower-tier credit card offerings. Those receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, the generally trending decline in our total yield and gross yield ratios is consistent with disproportionate reductions in our lower-tier credit card receivables due to their higher charge-off levels over the past several quarters.

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

Consistent with our experiences in past few quarters, we expect a relatively stable low-double-digit net interest margin for the foreseeable future.

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

Our other income ratio was positively impacted by gains realized on the repurchase of our convertible senior notes in the first and second quarters of 2010. As computed without regard to these gains, our other income ratio would have been 0.7% and 0.5% in the three months ended March 31 and June 30, 2010, respectively.  Similarly, our third quarter and fourth quarter 2010 other income ratios were skewed higher by gains realized on the repurchase of our convertible senior notes and $12.1 million in gains on settlement of our CB&T litigation in the third quarter and a $4.1 million recovery of losses we experienced several years ago on an investment that we had made in a third-party’s asset-backed securities in the fourth quarter; absent these gains, our other income ratios would have been 1.7% and 1.2% for the three months ended September 30 and December 31, 2010. Like in the first quarter of 2011, we expect a positive generally low-single-digit other income ratio for the foreseeable future unless we experience further material gains associated with future debt repurchases, which could cause an increase in the ratio. We note that we experienced only immaterial gains associated with our convertible senior note repurchases in the first and second quarters of 2011—gains which were not material enough effect to warrant pro forma computations of the other income ratios in those quarters without the effects of such gains.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts since 2009, our managed receivables levels typically have fallen at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we experienced a trending increase in our operating ratio into 2010 relative to normalized prior years’ levels.  In the third quarter of 2010, our 9.2% operating ratio reflects the completion of our outsourcing of collection efforts late in the second quarter of 2010—an initiative that is expected to help in controlling our operating ratio in future quarters as well. Our fourth quarter of 2010 operating ratio came in slightly better than our general expectations, as was evident in the slight increase experienced in the first and second quarters of 2011. We generally expect a low-double-digit operating ratio for the next several quarters, even with the effects that net liquidations of our credit card receivables will have on the operating ratio given our fixed cost base.

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

Our Credit Cards segment operations are separate and distinct from our other segment operations. As such, if we were ever to conclude that the ongoing costs of these operations exceeded their benefits (i.e., cash flows to us and residual asset values), we could liquidate our Credit Card operations (either by continuing to allow them to decline in size or through more aggressive action) with minimal impact on future financial performance of our other operating segments. We reference the table included in Note 9, “Convertible Senior Notes and Notes Payable,” to our consolidated financial statements, which quantifies the risk to our consolidated total equity position associated with a complete liquidation of our Credit Cards segment’s receivables.

Investments in Previously Charged-Off Receivables Segment

For the three and six months ended June 30, 2011 and 2010, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Unrecovered balance at beginning of period	$22,882	$25,985	$29,889	$29,669
Acquisitions of defaulted accounts	16,460	12,973	19,484	16,570
Cash collections	(19,228)	(14,119)	(39,856)	(28,700)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	11,166	8,458	21,763	15,758
Unrecovered balance at end of period	$31,280	$33,297	$31,280	$33,297

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we charge as an operating expense without any offsetting income amounts. Our estimated remaining collections on the $31.3 million unrecovered balance of our investments in previously charged-off receivables as of June 30, 2011 amount to $153.4 million (before servicing costs), of which we expect to collect 41.4% over the next 12 months, with the balance to be collected thereafter.

Previously charged-off receivables held as of June 30, 2011 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards segment discussion above). At June 30, 2011, $5.7 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions. Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 0.8% of our consolidated total assets.

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

We have experienced and expect further improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. We also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties. Moreover, we began exploring a balance transfer program in the U.K. in the second quarter of 2008; to date, this program has generated only modest U.K. revenues—amounts that, while currently growing, are not yet material to our consolidated financial statements.

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

Micro-Loan Businesses

Our continuing micro-loan operations consist of those operations conducted in the U.S. via the Internet. Discontinued micro-loan operations presented within our consolidated financial statements are comprised of (1) Retail Micro-Loans segment operations through which we have marketed, serviced and/or originated small-balance, short-term loans typically due on the customer’s next payday through a network of 302 retail branch locations in the U.S. and (2) our MEM U.K. Internet micro-loans business, which was sold on April 1, 2011. Because our MEM operations were classified as discontinued operations and sold on April 1, 2011, and because we have a signed agreement to sell our Retail Micro-Loans segment, various operating statistics included in management’s discussion and analysis of our micro-loan segments exclude any effects of our MEM operations and our Retail Micro-Loans segment.

Internet Micro-Loans Segment

As previously noted, on April 1, 2011, we completed the planned sale of our MEM operations for $195.0 million, the net pre-tax proceeds of which were $170.5 million after the purchase of minority shares and other transaction-related expenditures. The sale resulted in a gain (net of related sales expenditures) of $106.0 million.  Our MEM operations are classified as held for sale on our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations (including the aforementioned gain on sale) on our consolidated statements of operations and in our operating segment tables for all periods presented.

We are expanding the Internet micro-loan platform underwriting techniques and marketing approaches within the U.S. at a measured pace, and we may significantly grow Internet-based micro-loan cash advance lending within the U.S. As noted previously, our U.S. Internet micro-loan operations represent our only continuing micro-loan operations, and they originated $2.9 million and $5.1 million in micro-loans during the three and six months ended June 30, 2011, respectively, resulting in revenue of $0.7 million and $1.2 million for the three and six months ended June 30, 2011, respectively; this compares with $0.9 million and $2.0 million in U.S. Internet micro-loans originated during the three and six months ended June 30, 2010, respectively, which produced revenue of $0.2 million and $0.5 million, respectively, during those periods.  Summary financial data (in thousands) for our Internet Micro-Loans segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$696	$223	$1,248	$492
Loss on continuing operations before income taxes	$(1,626)	$(688)	$(2,530)	$(821)
Income from discontinued operations before income taxes	$103,706	$4,219	$111,050	$9,313
Income attributable to noncontrolling interests in discontinued operations	$—	$(482)	$(1,131)	$(1,219)
Period end loans and fees receivable for continuing operations, gross	$1,642	$753	$1,642	$753

When and if our U.S. Internet micro-loan operations become more material to our consolidated financial statements, we will begin to provide further financial, operating and statistical data for these operations.

Auto Finance Segment

Our Auto Finance segment historically included a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business.

We also historically owned substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007 and operated from that time until our disposition of certain JRAS operating assets in the first quarter of 2011. As of June 30, 2011, our only remaining JRAS asset is the portfolio of auto finance receivables that it had originated while under our ownership.

Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables.

Collectively, we currently serve 701 dealers through our Auto Finance segment in 34 states and the District of Columbia.

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2011		2010				2009
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$113,316	$128,254	$154,191	$177,799	$206,435	$232,418	$262,775	$283,640
Period-end managed accounts	29	30	33	35	38	38	40	41
Percent 30 or more days past due	10.2%	8.6%	12.8%	12.2%	10.2%	11.6%	24.6%	19.8%
Percent 60 or more days past due	3.8%	3.6%	5.3%	4.8%	3.9%	6.6%	11.1%	9.0%
Percent 90 or more days past due	1.5%	1.5%	2.4%	1.8%	1.4%	4.2%	6.1%	4.7%
Average managed receivables	$120,773	$140,132	$165,286	$192,480	$220,416	$248,315	$272,664	$296,247
Gross yield ratio	32.6%	29.2%	29.1%	27.5%	25.2%	24.1%	25.6%	24.9%
Adjusted charge-off ratio	10.9%	21.1%	20.3%	18.1%	18.2%	17.0%	20.1%	14.5%
Recovery ratio	7.0%	3.4%	3.6%	3.1%	4.5%	2.4%	1.4%	1.0%
Net interest margin	23.8%	20.5%	19.8%	23.4%	14.9%	14.0%	18.0%	20.7%
Other income ratio	0.9%	(11.2)%	0.6%	(0.3)%	(0.8)%	(1.6)%	4.7%	5.0%
Operating ratio	18.7%	18.7%	20.7%	17.6%	16.1%	16.6%	21.0%	16.2%

Managed receivables.  Period-end managed receivables have gradually declined as we have curtailed significant purchasing and origination activities. As of June 30, 2011, only CAR continued to purchase/originate loans. Given liquidations of the ACC and JRAS portfolios, managed receivables within this segment will continue to decline.

Delinquencies. Higher 2009 delinquencies were primarily due to generally worsening economic conditions at the time, as well as our shutdown of storefront locations associated with our JRAS operations, which tended to increase charge offs. Our ACC and JRAS receivables portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which have significantly lower delinquency and charge-off rates; this fact and a recovering economy account for the year-over-year improvement in delinquency statistics. We also expect this trend of year-over-year improvement in delinquency statistics to continue for at least the remainder of 2011.

Gross yield ratio, net interest margin and other income ratio. The effects of higher JRAS and ACC delinquencies and charge offs generally have served to depress our net interest margins in recent quarters, although there is a general trend line of improving net interest margins relative to comparable 2009 periods due in part to the gradual liquidation of the JRAS and ACC receivables portfolios, thereby causing the better-performing CAR portfolio to comprise a greater percentage of average managed auto finance receivables. The spike in the net interest margin in the third quarter of 2010 resulted from the reversal in that quarter of previously recognized contingent interest expense associated with debt within our ACC operations.  Although the terms of the ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital, we concluded in the third quarter of 2010 that it was not longer probable that any such additional payments would be available to be made to the note holders. Consistent with our recent experiences, as our ACC and JRAS receivables continue their decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields that we achieve within our CAR operations are expected to continue to result in incrementally higher gross yield ratios and net interest margins in future quarters.

The principal component of our other income ratio in pre-2011 quarters was the gross profit (or more recently loss) that our JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio historically moved in relative tandem with the volume of JRAS’s auto sales. The 2010 suspension of new inventory purchases and corresponding dramatic decline in sales caused the significant reduction in our other income ratio in 2010, particularly given that we sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Our other income ratio in the first quarter of 2011 reflects the $4.6 million loss recognized on the sale of our JRAS operating assets in February 2011. Because of the sale of these operations (and the commensurate elimination of the principal source of other income), we expect an insignificant other income ratio for the foreseeable future in line with what we experienced in the second quarter of 2011.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio through the first quarter of 2011, therefore, reflected (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects, particularly in the fourth quarter of 2009 and in subsequent quarters, of the six 2009 and five 2010 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter of 2010, and (5) the initial impact on charge offs of JRAS’s modified collection practices in 2010 as it worked with its lender pursuant to a then-standing forbearance agreement with the lender. Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 have declined in relative significance as a percentage of our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio declined significantly in the second quarter of 2011. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that not only contributed to the second quarter of 2011 decline in our adjusted charge-off ratio, but is also expected to result in lower adjusted charge-off ratios in future quarters.  Also serving to reduce our second quarter 2011 adjusted charge-off ratio as well as our second quarter 2011 recovery ratio was a large sale of repossessed autos at auction related to the receivables of our former JRAS operations, which had accumulated a growing inventory of such vehicles leading into the second quarter of 2011.  These sales typically occur monthly and we would expect to see this recovery rate to drop back to levels more in line with historical results.

Operating ratio. We have experienced a modest general trend line of increasing year-over-year operating ratios, which largely reflects the higher costs of our CAR operations as a percentage of receivables than such operating costs of our ACC and JRAS operations as a percentage of their receivables in prior periods. (Such higher costs correspond with the significantly higher gross yield ratios and net interest margins within our CAR operations as well.) As noted above, our CAR receivables and operating costs now comprise a greater percentage of respective total Auto Finance segment receivables and operating costs given the gradual liquidation of ACC and JRAS receivables balances. Notwithstanding this general trend line, we do not expect a significantly higher operating ratio for the foreseeable future.

Future Expectations

Our CAR operations are performing well in the current environment (achieving consistent profitability) and are expected to continue doing so for the foreseeable future. However, as we move forward into the future, losses expected to be incurred on our retained ACC and JRAS receivables portfolios (especially when coupled with the high costs of our borrowings within ACC) are expected to keep our Auto Finance segment from achieving profitability over the next few quarters. As the ACC and JRAS receivables gradually liquidate and over time have a diminished adverse effect on the positive results we are experiencing within our CAR operations, we should see further gradual improvements in our Auto Finance segment results (i.e., similar to those experienced in the second quarter of 2011).

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

All of our Credit Cards segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts with no bullet repayment requirements or refinancing risks to us. Additionally, giving effect to our July 2011 repayment of our CAR structured finance facility, our remaining Auto Finance segment structured financing facilities outstanding at June 30, 2011 are likewise expected to amortize down with collections on the receivables that serve as collateral for the facilities with no bullet repayment requirements or refinancing risks to us. Lastly, we note that we do not have any significant asset-based debt facilities within our Investments in Previously Charged-Off Receivables segment and that we have no outstanding debt facilities within our Internet Micro-Loans segment or our now discontinued Retail Micro-Loans segment.

Our continuing challenge within our Credit Cards segment is to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows under our amortizing credit card structured financing facilities and the cash flows that we expect to receive from our 50%-owned equity-method investee that owns all of the outstanding notes underlying our U.K. Portfolio structured financing trust. Furthermore, the values of our credit card receivables could prove insufficient to provide for any residual value that ultimately would be payable to us. In such a case, we could experience further impairments to the recorded value of our credit card receivables, although we note that the recorded value has been substantially written down already leaving significantly less opportunity for write-downs in the future.

Our current focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs. For example, as noted throughout this Report, we have closed substantially all of our credit card accounts (other than those underlying our Investment in Previously Charged-Off Receivables segment’s balance transfer program and test program accounts); consequently, each of our managed credit card receivables portfolios is expected to show fairly rapid net liquidations in balances for the foreseeable future. Similarly, the lack of available growth financing for our Auto Finance segment has caused us to limit capital deployment to that segment, which will cause contraction in its receivables and revenues over the coming months. Offsetting these restrictions on available capital is the incremental $65.7 million of net capital generated in April 2011 following (1) the sale of our MEM operations on April 1, 2011, which resulted in $170.5 million of pre-tax cash to us after the purchase of minority shares and other transaction-related expenditures and (2) the closing of a tender offer in April 2011, under which we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.

At June 30, 2011, we had $126.6 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ending June 30, 2011 are as follow:

•
During the six months ended June 30, 2011, we generated $58.1 million in cash flows from operations compared to $232.0 million of cash flows from operations generated during the six months ended June 30, 2010, respectively. The decrease was principally related to (1) significant net tax refunds during 2010 as contrasted with a small level of net tax payments during 2011, (2) lower collections of credit card finance charge receivables in the six months ended June 30, 2011 relative to the same period in 2010 given diminished receivables levels, and (3) reductions in the net liquidation of receivables associated with our JRAS operations, given the diminishing levels of receivables, offset by (1) increased finance and fee collections associated with our growing MEM operations prior to the sale of these operations on April 1, 2011 and (2) overall reduced spending levels during 2011 as a result of our various ongoing cost-cutting initiatives.

•
During the six months ended June 30, 2011, we generated $302.2 million of cash through our investing activities, compared to generating $35.7 million of cash in investing activities during the six months ended June 30, 2010. But for our investment of $75.0 million in marketable securities during the six months ended June 30, 2010 (substantially all of which marketable securities investments subsequently have been redeemed), we would have generated $110.7 million in cash from investing activities in the six months ended June 30, 2010.  Adding to net cash generated during the six months ended June 30, 2011 was cash received for the sale of our MEM and JRAS operations.  Consistent with the current net liquidating status of our credit card and auto finance receivables, we expect continued net cash provided by investing activities over the next few quarters.

•
During the six months ended June 30, 2011, we used $312.1 million of cash in financing activities, compared to our use of $383.3 million of cash in financing activities during the six months ended June 30, 2010. In both six month periods ended June 30, 2011 and 2010, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable).  Also increasing our cash used in financing activities for the six months ended June 30, 2010 were our repurchases of:  $54.5 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $30.8 million and $5.7 million, respectively, compared to repurchases in the six months ended June 30, 2011 of only $33.6 million in face amount of our 3.625% notes for $31.3 million.  Further increasing the use of cash in financing activities for the six months ended June 30, 2010 was our purchase of 6% of the outstanding noncontrolling interests of MEM for £4.3 million ($6.6 million) and our purchase of 12.2 million shares of our common stock for an aggregate cost of $85.3 million pursuant to the May 2010 closing of a tender offer for such shares.  Offsetting these higher 2010 usage levels was our April 2011, repurchase of 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.

We had no material unused draw capacity under our debt facilities as of June 30, 2011. As such, our $126.6 million of unrestricted cash on our consolidated balance sheet represents our maximum available liquidity at June 30, 2011.  We continue to pursue a number of new financing facilities and liquidity sources.  If new financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities, including repurchases of our convertible senior notes and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $126.6 million in aggregate June 30, 2011 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $126.6 million in unrestricted cash balance.

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

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, (3) further dividends similar to the one on December 31, 2009, and (4) investments in certain non-financial assets or businesses. As of June 30, 2011, and pursuant to a decision by our Board of Directors on August 5, 2010, we are authorized to repurchase 10,000,000 common shares under our share repurchase program, and this authorization extends through June 30, 2012.

Lastly, given our July 2011 repayment of CAR’s structure financing facility, we note that the only remaining material refunding or refinancing risks to us are those of our convertible senior notes. In May 2012, we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes, of which $112.4 million in face amount were outstanding as of June 30, 2011. In addition to any cash or other assets that we have on hand at such time to satisfy these potential conversions, we ultimately may rely on debt or equity issuances or possible exchange offerings, none of which are assured, to satisfy them. Moreover, as we noted previously, we continue to evaluate repurchases of our 3.625% convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital.

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

Measurements for Loans and Fees Receivable at Fair Value and Notes Payable Associated with Structured Financings at Fair Value

Our valuation of loans and fees receivable, at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs.  Similarly, our valuation of notes payable associated with structured financings, at fair value is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including:  estimates of net collected yield, principal payment rates and expected principal credit loss rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees.

 The aforementioned credit losses, payment rates, servicing costs, costs of funds, discount rates and yields earned on credit card receivables estimates significantly affect the reported amount of our loans and fees receivables, at fair value and our notes payable associated with structured financings, at fair value on our consolidated balance sheet, and they likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations.

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

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within those loans and fees receivable that we do not report at fair value. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected.

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

 In June 2007 we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $23.82 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

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

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of June 30, 2011, our deposit with Urban Trust decreased to only $12,500, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.

Forward-Looking Information

We make forward-looking statements in this Report and in other materials we file with the SEC or otherwise make public. This Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Report contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions that we may take, changes in collection programs and practices, changes in the credit quality and fair value of our on-balance-sheet loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”) and other regulators on both us and banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet, our plans in the U.K., the impact of our U.K. portfolio on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our entry into international markets, our ability to raise funds or renew financing facilities, our results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. Historically, we have obtained receivables in one of two ways—we have either solicited for the origination of the receivables or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has negatively impacted and may in the future negatively impact, our performance. Our various past and current losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. We have no immediate plans to issue or acquire significantly higher-grade receivables.

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

 As our financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Absent early amortization events, repayment for our credit card financing facilities typically has begun approximately one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the lenders and no longer are reinvested in new receivables. When a financing facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new financing facilities that are structurally subordinate to the facility being repaid, we generally are forced to prohibit new purchases in some or all of our accounts in order to reduce our need for any additional cash.  Such is our situation currently with respect to our credit card financing facilities, and in response to this situation, we have closed substantially all of our credit card accounts that are pledged as security for underlying financing facilities to new purchases.

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

We have substantially eliminated our credit card marketing efforts and have aggressively reduced credit lines and closed credit card accounts. In addition, the general economic downturn experienced in 2008 and 2009 significantly impacted not just the level of usage of our credit products by our customers but also levels of payments and delinquencies and other performance metrics. As a result, our business currently is contracting, and until market conditions more substantially reverse, we do not expect overall net growth in our Credit Card or our Auto Finance segments.

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

Because of the Recent and Ongoing Contraction of Our Credit Cards and Auto Finance Businesses, Our Continuing and Discontinued Micro-Loan Businesses Are Now a Larger Component of Our Financial Position and Results of Operations

Legislative, regulatory and consumer activism toward the micro-loans industry is particularly active and at times particularly hostile, and changes in applicable laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a materially adverse effect on our micro-loan businesses, their prospects, our results of operations and our financial condition.  Our continuing U.S. Internet micro-loan business and our discontinued retail micro-loan business are subject to numerous federal, state and local laws and regulations, which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand these businesses. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments also may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations; such laws regularly are proposed, introduced or adopted at the state and federal level in the U.S.

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

The micro-loans industry is highly regulated under state law. Changes in state laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of June 30, 2011, 36 states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of June 30, 2011, our continuing U.S. Internet micro-loan business operated in 5 of these 36 states under traditional enabling statutes, and our discontinued retail micro-loan business operated in 8 of these 36 states under traditional enabling statutes and offered a small loan product in Ohio under the Ohio Mortgage Loan Act. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may decide to market micro-loans over the Internet to customers in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Also, in 2009 and 2010, the enabling statutes in Kentucky, South Carolina and Wisconsin were amended to require, among other things, the use of a common database to track and limit the number of micro-loans a consumer may have outstanding at a given time. Although our experience to date with the implementation of database requirements in these states has not materially affected our business, it has caused us to lose customers because many of our customers had outstanding loans with our competitors in addition to us, and it has resulted in some contractions in our outstanding micro-loan receivables and earnings thereon. Moreover, any such new or modified legislation could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2015 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to issue existing or new micro-loan products within the state.

Ohio is another example of how laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, prospects, results of operations and financial condition. In November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, our discontinued retail micro-loan business offers a small loan product that is not as profitable as its former cash advance product, and its current operations in Ohio are under significant scrutiny by the Ohio Attorney General, thereby causing it to evaluate alternative business and lending models that will allow for its continued profitable operations in Ohio for the foreseeable future; should there be legislative or regulatory changes in Ohio in the future that affect the viability of its product offerings in that state, there could be a material adverse effect on our business, prospects, results of operations and financial condition, particularly given its revenue concentration in that state as noted below.

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

Additionally, state attorneys general and banking regulators are scrutinizing cash advances and other alternative financial products and services and taking actions that require us to modify, suspend or cease operations in their respective states. For example, our retail micro-loan subsidiaries decided to exit North Carolina, West Virginia and Arkansas in settlement of reviews by applicable state regulators. Similar or additional actions could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Current and future litigation and regulatory proceedings against our micro-loan businesses could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our discontinued retail micro-loan business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause it and us to incur substantial expenditures. See Part II, Item 1, “Legal Proceedings.” Adverse rulings in lawsuits or regulatory proceedings could significantly impair our business and/or force us to cease doing business in one or more states or other geographic areas.

Our continuing U.S. Internet micro-loan business is likely to be subject to litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We also may be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. Any of these events could have a material adverse effect on our business, prospects, results of operations and financial condition.

The concentration of our discontinued retail micro-loan business’ revenues in certain geographic areas could adversely affect us. As of June 30, 2011, our retail micro-loan business operated retail storefronts in nine states.  Total revenues within Kentucky, Ohio, South Carolina and Wisconsin, its four largest states (measured by revenue), accounted for 73.2% of our discontinued retail micro-loan business’ revenue during the six months ended June 30, 2011. While we believe our discontinued retail micro-loan business has a diverse geographic presence within the U.S., for the near term we expect that significant revenues within these discontinued operations will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during the six months ended June 30, 2011, Kentucky, Ohio, South Carolina and Wisconsin each accounted for more than 9.0% of our discontinued retail micro-loan business’ revenue, with Ohio accounting for 37.9% of our discontinued retail micro-loan business’ revenue during that period. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in revenues or an increase in provisions for losses on loans and fees receivable that could result in a deterioration of our financial condition. A regulatory change similar to the recent changes in Ohio, South Carolina, Kentucky and Wisconsin, or an action by a state regulator similar to those in North Carolina, West Virginia and Arkansas, in any one of our retail micro-loan business’ larger states may have a material adverse effect on our business, prospects, results of operations or financial condition.

Competition in the micro-loans industry could cause our micro-loan businesses to lose market share, experience increased customer acquisition costs or reduce their interest and fees, possibly resulting in a decline in our revenues and earnings.  The industry in which our continuing U.S. Internet micro-loan and discontinued retail micro-loan businesses operate has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry matures and/or consolidates. We compete with services provided by traditional financial institutions, such as overdraft protection, and with other cash advance providers, small loan providers, pawn stores, short-term consumer lenders, other financial service entities and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering cash advances and short-term loans over the Internet as well as by phone. Some of these competitors have larger local or regional customer bases, more locations and substantially greater financial, marketing and other resources than we have. As a result of this increasing competition, we could lose market share or experience increased customer acquisition costs, or we may need to reduce our interest and fees, possibly resulting in a decline in our revenues and earnings.

Our continuing U.S. Internet and discontinued retail micro-loan businesses’ provisions for losses on loans and fees receivable may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.  In the six months ended June 30, 2011, our discontinued retail storefront operations deposited or presented an Automated Clearing House (“ACH”) authorization for 8.5% of all the customer checks it received and 66.6% of these deposited customer checks or ACH authorizations were returned unpaid or rejected because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total U.S. retail storefront charge offs in the six months ended June 30, 2011 were $5.8 million. An increase in returned checks or rejected ACH authorizations would increase the provision for losses on loans and fees receivable and the allowance for uncollectible loans and fees receivable within our discontinued retail micro-loan business.

Our continuing U.S. Internet and discontinued retail micro-loan businesses are dependent on cash management services from banks to operate their businesses. If banks decide to stop providing cash management services to companies in the micro-loans industry, it could have a material adverse effect on our business, prospects, results of operations and financial condition.  Certain banks have notified us and other companies in the cash advance and check-cashing industries that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. If one of our larger depository banks requests that we close our bank accounts or puts other restrictions on how we use its services, we could face higher costs of managing our cash and limitations on our ability to maintain or expand our business, both of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our continuing U.S. Internet and discontinued retail micro-loan businesses are seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our continuing U.S. Internet and discontinued retail micro-loan businesses are seasonal due to the impact of fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our provision for losses on loans and fees receivable is the lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service any potential future debt, pay any potential future dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition, our continuing U.S. Internet and discontinued retail micro-loans businesses’ quarterly results have fluctuated in the past and are likely to continue to fluctuate in the future because of the seasonal nature of our business. Therefore, our quarterly results of operations are difficult to forecast, which in turn could cause our quarterly results not to meet the expectations of securities analysts or investors. Our failure to meet expectations could cause a material drop in the market price of our common stock.

Because we maintain a significant supply of cash in the storefronts within our discontinued retail micro-loan business, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers. Because our discontinued retail storefront business requires it to maintain a significant supply of cash in each of its storefronts, it is subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although it has implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for its employees and facilities, employee and third- party theft and errors may still occur. There was approximately $11,000 in cash shortages from employee and third-party theft and errors in the six months ended June 30, 2011 after factoring in recoveries, which tend to lag the actual period of theft or error. The extent of cash shortages could increase with any expansion in the nature and scope of our discontinued retail micro-loan business’ products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It also is possible that crimes such as armed robberies may be committed at our storefronts. We could be subject to legal claims or adverse publicity arising from such crimes. For example, we may be subject to legal claims if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

Regular turnover among managers and employees at storefronts within our discontinued retail micro-loan business makes it more difficult for us to operate our storefronts and increases our costs of operations, which could have an adverse effect on our business, prospects, results of operations and financial condition.  The annual 2010 turnover among our storefront managers was 28.8% and among our other storefront employees was 58.9%. This turnover increases our cost of operations and makes it more difficult to operate our storefronts.  If we are unable to retain our employees in the future, our business, prospects, results of operations and financial condition could be adversely affected.

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. Although we did not experience any such adverse effects when our CAR facility began its required amortization period in June 2011 and was repaid in July 2011, in the event we may not be able to renew or replace any future Auto Finance segment facilities that bear refunding or refinancing risks when they become due, our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace future facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of June 30, 2011, credit card portfolio acquisitions accounted for 46.1% of our total credit card managed receivables portfolio based on our ownership percentages.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the six months ended June 30, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1—April 30	13,125,000	$8.00	13,125,000	10,000,000
Total	13,125,000	$8.00	13,125,000	10,000,000

(1)
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

COMPUCREDIT HOLDINGS CORPORATION

August 10, 2011	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)