Form 10-Q
period 2011-09-30
CompuCredit Holdings Corp
filed 2011-11-09
CIK 1464343

_________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2011

 of

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

CompuCredit has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

CompuCredit is a smaller reporting company and is not a shell company.

As of October 31, 2011, 22,395,946 shares of common stock, no par value, of the registrant were outstanding. (This excludes 1,672,656 loaned shares to be returned as of that date.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2011	December 31, 2010
Assets	(unaudited)
Unrestricted cash and cash equivalents	$105,996	$68,931
Restricted cash and cash equivalents	25,161	36,023
Loans and fees receivable:
Loans and fees receivable, net (of $7,965 and $4,591 in deferred revenue and $5,896 and $9,282 in allowances for uncollectible loans and fees receivable at September 30, 2011 and December 31, 2010, respectively)	61,989	50,805
Loans and fees receivable pledged as collateral under structured financings, net (of $1,847 and $15,912 in deferred revenue and $10,304 and $28,340 in allowances for uncollectible loans and fees receivable at September 30, 2011 and December 31, 2010, respectively)	38,719	118,801
Loans and fees receivable, at fair value	35,000	12,437
Loans and fees receivable pledged as collateral under structured financings, at fair value	275,815	373,155
Investments in previously charged-off receivables	39,818	29,889
Investments in securities	6,132	64,317
Deferred costs, net	2,551	3,151
Property at cost, net of depreciation	7,561	15,893
Investments in equity-method investees	53,189	8,279
Intangibles, net	66	2,378
Prepaid expenses and other assets	10,218	16,591
Assets held for sale	48,623	80,259
Total assets	$710,838	$880,909
Liabilities
Accounts payable and accrued expenses	$58,246	$50,861
Notes payable associated with structured financings, at face value	30,959	96,905
Notes payable associated with structured financings, at fair value	277,793	370,544
Convertible senior notes (Note 9)	197,497	229,844
Deferred revenue	1,073	1,413
Income tax liability	62,955	60,411
Liabilities related to assets held for sale	2,808	9,114
Total liabilities	631,331	819,092

Commitments and contingencies (Note 10)

Equity
Common stock, no par value, 150,000,000 shares authorized: 31,997,581 shares issued and 24,068,602 shares outstanding at September 30, 2011 (including 1,672,656 loaned shares to be returned); and 46,217,050 shares issued and 37,997,708 shares outstanding at December 31, 2010 (including 2,252,388 loaned shares to be returned)	—	—
Additional paid-in capital	297,636	408,751
Treasury stock, at cost, 7,928,979 and 8,219,342 shares at September 30, 2011 and December 31, 2010, respectively	(185,941)	(208,696)
Accumulated other comprehensive loss	(1,183)	(5,608)
Retained deficit	(31,354)	(151,609)
Total shareholders’ equity (Note 2)	79,158	42,838
Noncontrolling interests (Note 2)	349	18,979
Total equity	79,507	61,817
Total liabilities and equity (Note 2)	$710,838	$880,909

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Consumer loans, including past due fees	$35,802	$60,609	$117,281	$213,976
Other	241	416	1,015	775
Total interest income	36,043	61,025	118,296	214,751
Interest expense	(10,148)	(11,600)	(33,454)	(45,435)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	25,895	49,425	84,842	169,316
Fees and related income on earning assets	25,892	68,924	117,646	275,588
Losses upon charge off of loans and fees receivable recorded at fair value	(28,019)	(86,971)	(117,209)	(391,615)
Provision for losses on loans and fees receivable recorded at net realizable value	(1,234)	(8,330)	(1,992)	(27,294)
Net interest income, fees and related income on earning assets	22,534	23,048	83,287	25,995
Other operating income (loss):
Servicing income	767	1,621	2,593	5,447
Ancillary and interchange revenues	2,359	2,728	7,324	8,722
Gain on repurchase of convertible senior notes	138	5,681	607	28,374
Gain on buy-out of equity-method investee members	—	—	619	—
Equity in income (loss) of equity-method investees	6,630	(1,372)	28,757	(11,043)
Total other operating income	9,894	8,658	39,900	31,500
Other operating expense:
Salaries and benefits	4,785	7,454	17,615	26,439
Card and loan servicing	18,107	21,010	56,314	77,958
Marketing and solicitation	1,181	593	2,386	1,292
Depreciation	539	2,685	4,322	8,580
Other	7,785	8,727	21,921	34,854
Total other operating expense	32,397	40,469	102,558	149,123
Income from (loss on) continuing operations before income taxes	31	(8,763)	20,629	(91,628)
Income tax (expense) benefit	(619)	1,648	(1,743)	2,896
(Loss on) income from continuing operations	(588)	(7,115)	18,886	(88,732)
Discontinued operations:
Income from discontinued operations before income taxes	2,052	10,688	117,189	23,914
Income tax expense	(42)	(2,248)	(4,142)	(4,596)
Income from discontinued operations	2,010	8,440	113,047	19,318
Net income (loss)	1,422	1,325	131,933	(69,414)
Net (income) loss attributable to noncontrolling interests (including $0 and $1,131 of income associated with noncontrolling interests in discontinued operations for the three and nine months ended September 30, 2011, versus to $1,050 and $2,269 of such income in the same 2010 periods)	277	436	(1,013)	(565)
Net income (loss) attributable to controlling interests	$1,699	$1,761	$130,920	$(69,979)
(Loss on) income from continuing operations attributable to controlling interests per common share—basic	$(0.01)	$(0.16)	$0.70	$(2.11)
(Loss on) income from continuing operations attributable to controlling interests per common share—diluted	$(0.01)	$(0.16)	$0.70	$(2.11)
Income from discontinued operations attributable to controlling interests per common share—basic	$0.09	$0.21	$4.15	$0.41
Income from discontinued operations attributable to controlling interests per common share—diluted	$0.09	$0.21	$4.13	$0.41
Net income (loss) attributable to controlling interests per common share—basic	$0.08	$0.05	$4.85	$(1.70)
Net income (loss) attributable to controlling interests per common share—diluted	$0.08	$0.05	$4.83	$(1.70)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2011 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Comprehensive Income	Total Equity
Balance at December 31, 2010	46,217,050	$—	$408,751	$(208,696)	$(5,608)	$(151,609)	$18,979		$61,817
Use of treasury stock for stock-based compensation plans	(550,414)	—	(13,804)	24,469	—	(10,665)	—		—
Issuance of restricted stock	35,677	—	—	—	—	—	—		—
Amortization of deferred stock-based compensation costs	—	—	2,337	—	—	—	—		2,337
Purchase of treasury stock	—	—	—	(1,714)	—	—	—		(1,714)
Repurchase of noncontrolling interests	—	—	5,385	—	—	—	(20,243)		(14,858)
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	600		600
Redemption and retirement of shares	(13,704,732)	—	(105,000)	—	—	—	—		(105,000)
Net income	—	—	—	—	—	130,920	1,013	$131,933	131,933
Foreign currency translation adjustment, net of tax	—	—	(33)	—	4,425	—	—	4,425	4,392
Comprehensive income	—	—	—	—	—	—	—	$136,358	—
Balance at September 30, 2011	31,997,581	$—	$297,636	$(185,941)	$(1,183)	$(31,354)	$349		$79,507

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$1,422	$1,325	$131,933	$(69,414)
Other comprehensive income (loss):
Foreign currency translation adjustment	(314)	3,069	2,079	(108)
Amount of translation adjustment reclassified to earnings during the period	—	—	2,301	(500)
Income tax benefit related to other comprehensive income	91	—	45	1
Comprehensive income (loss)	1,199	4,394	136,358	(70,021)
Comprehensive loss (income) attributable to noncontrolling interests	277	436	(1,013)	(565)
Comprehensive income (loss) attributable to controlling interests	$1,476	$4,830	$135,345	$(70,586)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$131,933	$(69,414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,698	10,462
Losses upon charge off of loans and fees receivable recorded at fair value	117,209	391,615
Provision for losses on loans and fees receivable	17,550	53,505
Accretion of discount on convertible senior notes	5,112	7,022
Stock-based compensation expense	2,337	7,055
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(83,657)	(217,882)
Unrealized loss (gain) on trading securities	358	(301)
Other-than-temporary declines in investments in non-marketable debt securities	5,330	—
Gain on repurchase of convertible senior notes	(607)	(28,374)
(Income) loss on equity-method investments	(28,757)	11,043
Gain on buy-out of equity-method investee members	(619)	—
Net gain on sale of subsidiary	(101,359)	—
Changes in assets and liabilities, exclusive of business acquisitions and dispositions:
Increase in uncollected fees on non-securitized earning assets	(9,862)	(5,594)
Decrease in JRAS auto loans receivable	10,702	31,168
Increase in tax liability	39	95,222
Decrease in prepaid expenses	8,058	6,463
Increase (decrease) in accounts payable and accrued expenses	14,017	(6,649)
Other	(278)	8,975
Net cash provided by operating activities	93,204	294,316
Investing activities
Decrease (increase) in restricted cash	12,349	(19,954)
Investment in equity-method investees	(34,336)	—
Proceeds from equity-method investees	17,553	5,145
Investments in earning assets	(562,253)	(786,663)
Proceeds from earning assets	763,819	926,704
Net cash associated with newly acquired consolidated subsidiaries	1,025	—
Proceeds from sale of subsidiary	147,449	—
Purchases and development of property, net of disposals	(1,390)	(1,667)
Net cash provided by investing activities	344,216	123,565
Financing activities
Noncontrolling interests contributions (distributions), net	600	(765)
Purchase of outstanding stock subject to tender offers	(105,000)	(85,264)
Purchase of treasury stock	(1,714)	(624)
Purchases of noncontrolling interests	(4,067)	(7,537)
Proceeds from borrowings	9,697	8,143
Repayment of borrowings	(306,127)	(428,250)
Net cash used in financing activities	(406,611)	(514,297)
Effect of exchange rate changes on cash	986	(274)
Net increase (decrease) in unrestricted cash	31,795	(96,690)
Unrestricted cash and cash equivalents at beginning of period	85,350	185,019
Unrestricted cash and cash equivalents at end of period	$117,145	$88,329
Supplemental cash flow information
Effect of adoption of accounting pronouncements on restricted cash	$—	$(14,082)
Unrestricted cash included in assets held for sale	$11,149	$—
Cash paid for interest	$29,894	$39,911
Net cash income tax payments (refunds)	$5,891	$(93,456)
Supplemental non-cash information
Notes payable associated with capital leases	$—	$684
Issuance of stock options and restricted stock	$303	$1,127

See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

1.	Basis of Presentation

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. They do include, however, all normal recurring adjustments that we consider necessary to fairly state our results for the interim periods.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheets; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations. Operating results for the three and nine months ended September 30, 2011 are not indicative of what our results will be for the year ending December 31, 2011.

We have reclassified certain amounts in our prior period consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

In accordance with applicable accounting literature, we classified the net assets and liabilities of our Month End Money (“MEM”) business operations as held for sale on our December 31, 2010 consolidated balance sheet, and we have classified our MEM business operations as discontinued operations within our consolidated statements of operations for all periods presented. On April 1, 2011, we completed the planned sale of these operations for $195.0 million. We received net pre-tax proceeds of $170.5 million after the purchase of minority shares and other transaction-related expenditures, and inclusive of MEM’s excess working capital that was returned to us prior to completion of the transaction under the terms of the sales contract.  The sale resulted in a gain (net of related sales expenditures) of $106.0 million which is included as a component of discontinued operations on our consolidated statement of operations for the three and nine month periods ended September 30, 2011.

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

Also in accordance with applicable accounting literature, we have classified the net assets and liabilities of our Retail Micro-Loans segment as held for sale on our September 30, 2011 consolidated balance sheet, and we have classified this segment’s business operations as discontinued operations within our consolidated statements of operations for all periods presented. On August 5, 2011, we entered into a definitive agreement to sell our Retail Micro-Loans segment operations to a subsidiary of Advance America, Cash Advance Centers, Inc. On October 10, 2011, we completed the sale for $46.7 million, comprised of a $45.6 million contract amount and a working capital adjustment of approximately $1.1 million (an amount which may be subject to further post-closing adjustments and indemnities). Together with another $9.5 million of excess working capital we received immediately prior to completion of the transaction under its terms, and net of transaction-related expenditures, our net pre-tax proceeds are expected to approximate $53.8 million.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we use to prepare our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with our U.S. Internet micro-loan activities, credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program, and our Auto Finance segment (the receivables of our former ACC and JRAS auto finance businesses being separately categorized as pledged as collateral for non-recourse asset-backed structured financing facilities).  Our balance transfer program receivables are included as a component of our Credit Cards segment data and aggregated $15.0 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 3.6% of our consolidated loans and fees receivable (net or at fair value) as of September 30, 2011.  Our loans and fees receivable generally are unsecured; however, our auto finance loans are secured by the underlying automobiles in which we hold the vehicle title.

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this Report are as follows:

	Balance at December 31, 2010	Additions	Subtractions	Transfer to Assets Held for Sale	Balance at September 30, 2011
Loans and fees receivable, gross	$227.7	$317.5	$(376.2)	$(42.3)	$126.7
Deferred revenue	(20.5)	(33.3)	38.2	5.8	(9.8)
Allowance for uncollectible loans and fees receivable	(37.6)	(7.1)	24.5	4.0	(16.2)
Loans and fees receivable, net	$169.6	$277.1	$(313.5)	$(32.5)	$100.7

	Balance at December 31, 2009	Additions	Subtractions	Balance at September 30, 2010
Loans and fees receivable, gross	$379.7	$846.4	$(932.4)	$293.7
Deferred revenue	(40.9)	(50.9)	63.9	(27.9)
Allowance for uncollectible loans and fees receivable	(53.4)	(53.5)	59.3	(47.6)
Loans and fees receivable, net	$285.4	$742.0	$(809.2)	$218.2

As of September 30, 2011 and 2010, the weighted average remaining accretion periods for the $9.8 million and $27.9 million, respectively, of deferred revenue reflected in the above tables were 15.5 and 16.6 months, respectively.

A roll-forward of our allowance for uncollectible loans and fees receivable, net (in millions) by category of loans and fees receivable is as follows:

For the Three Months Ended September 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.8)	$(0.8)	$(15.0)	$(0.4)	$(19.0)
Provision for loan losses	(1.3)	(0.9)	1.2	(0.2)	(1.2)
Charge offs	0.8	0.9	4.1	—	5.8
Recoveries	(0.2)	—	(1.6)	—	(1.8)
Transfer to assets held for sale	—	—	—	—	—
Sale of assets	—	—	—	—	—
Balance at end of period	$(3.5)	$(0.8)	$(11.3)	$(0.6)	$(16.2)
Balance at end of period individually evaluated for impairment	$—	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(3.5)	$(0.8)	$(11.0)	$(0.6)	$(15.9)
Loans and fees receivable:
Loans and fees receivable, gross	$18.6	$2.2	$103.5	$2.4	$126.7
Loans and fees receivable individually evaluated for impairment	$—	$—	$0.6	$—	$0.6
Loans and fees receivable collectively evaluated for impairment	$18.6	$2.2	$102.9	$2.4	$126.1

For the Nine Months Ended September 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Provision for loan losses (includes $5.1 million of provision netted within income from discontinued operations)	(2.5)	(7.1)	3.0	(0.5)	(7.1)
Charge offs	3.8	7.9	18.6	—	30.3
Recoveries	(0.8)	(0.4)	(5.3)	—	(6.5)
Transfers to assets held for sale	—	4.0	—	—	4.0
Sale of assets	—	—	0.7	—	0.7
Balance at end of period	$(3.5)	$(0.8)	$(11.3)	$(0.6)	$(16.2)
Balance at end of period individually evaluated for impairment	$—	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(3.5)	$(0.8)	$(11.0)	$(0.6)	$(15.9)
Loans and fees receivable:
Loans and fees receivable, gross	$18.6	$2.2	$103.5	$2.4	$126.7
Loans and fees receivable individually evaluated for impairment	$—	$—	$0.6	$—	$0.6
Loans and fees receivable collectively evaluated for impairment	$18.6	$2.2	$102.9	$2.4	$126.1

For the Three Months Ended September 30, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(11.4)	$(33.1)	$—	$(48.5)
Provision for loan losses (includes $9.2 million of provision netted within income from discontinued operations)	(2.2)	(10.5)	(4.8)	—	(17.5)
Charge offs	1.4	10.4	9.3	—	21.1
Recoveries	(0.3)	(0.2)	(2.2)	—	(2.7)
Balance at end of period	$(5.1)	$(11.7)	$(30.8)	$—	$(47.6)
Balance at end of period individually evaluated for impairment	$—	$—	$(0.8)	$—	$(0.8)
Balance at end of period collectively evaluated for impairment	$(5.1)	$(11.7)	$(30.0)	$—	$(46.8)
Loans and fees receivable:
Loans and fees receivable, gross	$18.6	$85.9	$189.2	$—	$293.7
Loans and fees receivable individually evaluated for impairment	$—	$—	$2.5	$—	$2.5
Loans and fees receivable collectively evaluated for impairment	$18.6	$85.9	$186.7	$—	$291.2

For the Nine Months Ended September 30, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(5.0)	$(10.0)	$(38.4)	$—	$(53.4)
Provision for loan losses (includes $26.2 million of provision netted within income from discontinued operations)	(4.0)	(27.0)	(22.5)	—	(53.5)
Charge offs	5.0	26.0	36.3	—	67.3
Recoveries	(1.1)	(0.7)	(6.2)	—	(8.0)
Balance at end of period	$(5.1)	$(11.7)	$(30.8)	$—	$(47.6)
Balance at end of period individually evaluated for impairment	$—	$—	$(0.8)	$—	$(0.8)
Balance at end of period collectively evaluated for impairment	$(5.1)	$(11.7)	$(30.0)	$—	$(46.8)
Loans and fees receivable:
Loans and fees receivable, gross	$18.6	$85.9	$189.2	$—	$293.7
Loans and fees receivable individually evaluated for impairment	$—	$—	$2.5	$—	$2.5
Loans and fees receivable collectively evaluated for impairment	$18.6	$85.9	$186.7	$—	$291.2

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	As of
	September 30, 2011	December 31, 2010
Current loans receivable	$109.4	$189.9
Current fees receivable	1.1	7.7
Delinquent loans and fees receivable	16.2	30.1
Loans and fees receivable, gross	$126.7	$227.7

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

An aging of our delinquent loans and fees receivable, gross (in millions) as of September 30, 2011 and December 31, 2010 is as follows:

As of September 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-29 days past due	$0.8	$0.4	$7.2	$—	$8.4
30-59 days past due	0.6	0.3	2.4	—	3.3
60 or more days past due	1.5	0.7	2.3	—	4.5
Delinquent loans and fees receivable, gross	$2.9	$1.4	$11.9	$—	$16.2
Current loans and fees receivable, gross	15.7	0.8	91.6	2.4	110.5
Total loans and fees receivable, gross	$18.6	$2.2	$103.5	$2.4	$126.7
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$1.8	$—	$1.8

As of December 31, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-29 days past due	$0.8	$3.6	$11.6	$—	$16.0
30-59 days past due	0.7	2.2	4.3	—	7.2
60 or more days past due	1.8	1.4	3.7	—	6.9
Delinquent loans and fees receivable, gross	$3.3	$7.2	$19.6	$—	$30.1
Current loans and fees receivable, gross	15.4	38.4	143.5	0.3	197.6
Total loans and fees receivable, gross	$18.7	$45.6	$163.1	$0.3	$227.7
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$2.7	$—	$2.7

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Unrecovered balance at beginning of period	$31,280	$33,297	$29,889	$29,669
Acquisitions of defaulted accounts	19,191	5,839	38,675	22,409
Cash collections	(20,948)	(17,158)	(60,804)	(45,858)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	10,295	8,676	32,058	24,434
Unrecovered balance at end of period	$39,818	$30,654	$39,818	$30,654

Previously charged-off receivables held as of September 30, 2011 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At September 30, 2011, $4.4 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.  Although we eliminate all intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 0.6% of our consolidated total assets.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 60 months for normal delinquency charged-off accounts and approximately 84 months for Chapter 13 Bankruptcies. Our estimated remaining collections on the $39.8 million unrecovered balance of our investments in previously charged-off receivables as of September 30, 2011 amount to $186.9 million (before servicing costs), of which we expect to collect 39.8% over the next 12 months, with the balance to be collected thereafter.

Investments in Securities

The carrying values (in thousands) of our investments in debt and equity securities are as follows

	As of
	September 30, 2011	December 31, 2010
Held to maturity:
Investments in non-marketable debt securities	$93	$2,414
Available for sale:
Investments in non-marketable debt securities	3,776	4,087
Investments in non-marketable equity securities	2,075	1,500
Trading:
Investments in marketable debt securities	—	55,770
Investments in marketable equity securities	188	546
Total investments in securities	$6,132	$64,317

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investment in a 33.3%-owned limited liability company made during the fourth quarter of 2004. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture that purchased all of the outstanding notes issued out of the structured financing trust underlying our U.K. portfolio of credit card receivables (the “U.K. Portfolio”). We record our respective interests in the income or losses of our equity-method investees within the equity in income (loss) of equity-method investees category on our consolidated statements of operations. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees.

In January 2011, we acquired an additional 47.5% interest in a 47.5% equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that the assets and liabilities of this entity should be consolidated within our consolidated balance sheets. Additionally, we acquired the remaining 5.0% noncontrolling interest in the April 2011 bringing our total ownership to 100% as of September 30, 2011.

Income Taxes

Our overall effective income tax rates (computed considering results for only continuing operations before income taxes) were 1,996.8% and 8.5% in the three and nine months ended September 30, 2011, respectively, compared to 18.8% and 3.2% for the three and nine months ended September 30, 2010, respectively.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been 3,398.5% and 50.9%, in the three and nine months ended September 30, 2011, respectively, compared to 62.5% and 35.6%  in the three and nine months ended September 30, 2010, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.7 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2011, respectively, compared to $0.6 million and $1.8 million during the three and nine months ended September 30, 2010, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such reductions in the amounts of $0.0 million and $2.0 million in the three months ended September 30, 2011 and September 30, 2010, respectively. Reductions during the three months ended September 30, 2010 resulted from closings of statutes of limitations, and we experienced no such closings during the three months ended September 30, 2011.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	2011	2010	2011	2010
Internet micro-loan fees	$954	$718	$2,202	$1,210
Fees on credit card receivables held on balance sheet	2,454	5,002	8,441	20,861
Changes in fair value of loans and fees receivable recorded at fair value (1)	46,646	61,183	166,164	186,846
Changes in fair value of notes payable associated with structured financings recorded at fair value	(29,538)	(19,158)	(82,507)	31,036
Income on investments in previously charged-off receivables	10,295	8,676	32,058	24,434
Gross loss on auto sales	—	(478)	(111)	(2,127)
(Losses) gains on investments in securities	(5,418)	153	(5,277)	301
Loss on sale of JRAS assets	—	—	(4,648)	—
Gains upon litigation settlement with former third-party issuing bank partner	—	12,150	—	12,150
Other	499	678	1,324	877
Total fees and related income on earning assets	$25,892	$68,924	$117,646	$275,588

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after September 30, 2011, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

In October 2011, our CAR subsidiaries within our Auto Finance segment obtained a new credit facility with $40.0 million in available financing that can be drawn to the extent of CAR outstanding eligible principal receivables (of which $23.8 million was drawn as of October 31, 2011). This new facility is secured by the financial and operating assets of our CAR subsidiaries (such assets having a carrying value of $49.8 million at September 30, 2011), accrues interest at an annual rate equal to LIBOR plus 4.0%, matures in October 2014, and is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance.

Also on October 10, 2011, we completed the sale of our Retail Micro-Loans segment operations to a subsidiary of Advance America, Cash Advance Centers, Inc. for $46.7 million, comprised of the $45.6 million contract amount and a working capital adjustment of approximately $1.1 million (an amount which may be subject to further post-closing adjustments and indemnities). Together with another $9.5 million of excess working capital that we received immediately prior to completion of the transaction under its terms, and net of transaction-related expenditures, our net pre-tax proceeds are expected to approximate $53.8 million.

In October and November 2011, in open market transactions, we purchased an aggregate $21.3 million in face amount of our 3.625% convertible senior notes due 2025, reducing our outstanding balance of the notes to $85.1 million.

Lastly, in November 2011, our Investment in Previously Charged-Off Receivables segment obtained a new credit facility. This facility initially provides for $35.0 million in available financing to facilitate the growth of its operations, can be drawn upon to the extent of outstanding eligible receivables within the segment’s operations, and accrues interest at an annual rate equal to LIBOR plus an applicable margin ranging from 3.25% to 4.75% based on certain financial metrics.  The facility is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio, a collections minimum and a tangible net worth minimum, the failure of which could result in required early repayment of all or a portion of the outstanding balance.  The facility matures in November 2014.

3.	Discontinued Operations

On December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in MEM.  The transaction closed in April 2011 and resulted in a gain (net of related sales expenditures) of $106.0 million.  In accordance with applicable accounting literature, we classified MEM’s net assets as held for sale on our December 31, 2010 consolidated balance sheet, and we have reflected its operating results and gain on sale as discontinued operations within our consolidated statements of operations for all periods presented. Additionally, on August 5, 2011, we entered into an agreement to sell our Retail Micro-Loans segment to a subsidiary of Advance America, Cash Advance Centers, Inc.—a transaction we completed on October 10, 2011 and the details of which are disclosed throughout this Report. In accordance with applicable accounting literature, we have classified our Retail Micro-Loans segment’s net assets as held for sale on our September 30, 2011 consolidated balance sheet and have reflected its operating results as discontinued operations within our consolidated statements of operations for all periods presented.

The following tables reflect (in thousands) the components of our discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest income, fees and related income on non-securitized earning assets	$15,330	$34,525	$65,121	$92,345
Gain on sale of assets	—	—	103,706	—
Other operating expense	13,278	23,837	51,638	68,431
Income before income taxes	2,052	10,688	117,189	23,914
Income tax expense	(42)	(2,248)	(4,142)	(4,596)
Net income	$2,010	$8,440	$113,047	$19,318
Net income attributable to noncontrolling interests	$—	$1,050	$1,131	$2,269

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets held for sale and liabilities related to assets held for sale:
	As of
	September 30, 2011	December 31, 2010
Assets held for sale:
Unrestricted cash and cash equivalents	$11,149	$16,419
Loans and fees receivable, net (of $6,110 and $5,218 in deferred revenue and $4,430 and $8,465 of allowances for uncollectible loans and fees receivable as of September 30, 2011 and December 31, 2010, respectively)	33,508	32,786
Property at cost, net of depreciation	752	6,506
Prepaid expenses and other assets	1,058	1,537
Intangibles, net	2,156	—
Goodwill	—	23,011
Total assets held for sale	$48,623	$80,259
Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$2,808	$3,396
Income tax liability	—	5,718
Total liabilities related to assets held for sale	$2,808	$9,114

4.	Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans.  In March 2010, we acquired all of the noncontrolling interests in our Investments in Previously Charged-Off Receivables segment for $1.0 million, such that we now own 100% of this segment.  Similarly, in 2011 we purchased the remaining noncontrolling interests in our Credit Cards segment majority-owned subsidiaries for an aggregate purchase price of $4.1 million.

Summary operating segment information (in thousands) is as follows:

Three Months Ended September 30, 2011	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income on earning assets	$3,471	$10,509	$—	$8,300	$254	$22,534
Total other operating income	$8,951	$801	$—	$130	$12	$9,894
Income (loss) from continuing operations before income taxes	$(4,350)	$3,239	$—	$3,209	$(2,067)	$31
Income from discontinued operations before income taxes	$—	$—	$2,052	$—	$—	$2,052
Loans and fees receivable, gross	$20,957	$—	$—	$103,548	$2,215	$126,720
Loans and fees receivable, net	$16,750	$—	$—	$82,629	$1,329	$100,708
Loans and fees receivable held at fair value	$310,815	$—	$—	$—	$—	$310,815
Total assets	$560,465	$53,630	$—	$92,272	$4,471	$710,838

Nine Months Ended September 30, 2011	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income on earning assets	$30,712	$32,133	$—	$19,872	$570	$83,287
Total other operating income	$37,233	$2,269	$—	$386	$12	$39,900
Income (loss) from continuing operations before income taxes	$11,235	$11,250	$—	$2,741	$(4,597)	$20,629
Income from discontinued operations before income taxes	$—	$—	$6,139	$—	$111,050	$117,189
Loans and fees receivable, gross	$20,957	$—	$—	$103,548	$2,215	$126,720
Loans and fees receivable, net	$16,750	$—	$—	$82,629	$1,329	$100,708
Loans and fees receivable held at fair value	$310,815	$—	$—	$—	$—	$310,815
Total assets	$560,465	$53,630	$—	$92,272	$4,471	$710,838

Three Months Ended September 30, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$9,474	$8,567	$—	$5,046	$(39)	$23,048
Total other operating income	$8,031	$494	$—	$133	$—	$8,658
(Loss) income from continuing operations before income taxes	$(6,932)	$2,482	$—	$(3,324)	$(989)	$(8,763)
Income from discontinued operations before income taxes	$—	$—	$2,835	$—	$7,853	$10,688
Loans and fees receivable, gross	$18,659	$—	$40,291	$189,172	$45,649	$293,771
Loans and fees receivable, net	$14,478	$—	$32,504	$139,146	$32,087	$218,215
Loans and fees receivable held at fair value	$469,713	$—	$—	$—	$—	$469,713
Total assets	$676,926	$36,316	$67,605	$155,950	$75,130	$1,011,927

Nine Months Ended September 30, 2010	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Internet Micro-Loans	Total
Net interest income, fees and related income (loss) on earning assets	$(978)	$24,056	$—	$2,782	$135	$25,995
Total other operating income	$29,952	$1,148	$—	$400	$—	$31,500
(Loss) income from continuing operations before income taxes	$(70,454)	$5,239	$—	$(24,603)	$(1,810)	$(91,628)
Income from discontinued operations before income taxes	$—	$—	$6,748	$—	$17,166	$23,914
Loans and fees receivable, gross	$18,659	$—	$40,291	$189,172	$45,649	$293,771
Loans and fees receivable, net	$14,478	$—	$32,504	$139,146	$32,087	$218,215
Loans and fees receivable held at fair value	$469,713	$—	$—	$—	$—	$469,713
Total assets	$676,926	$36,316	$67,605	$155,950	$75,130	$1,011,927

5.	Shareholders' Equity

Retired Shares

Pursuant to the closing of a tender offer in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.  These shares were subsequently retired.

We exclude all retired shares from our outstanding share counts. Also, reflecting the return to us during the period of 579,732 shares that we had previously loaned, we had 1,672,656 loaned shares outstanding at September 30, 2011.

Treasury Stock

In open market transactions and pursuant our Board-authorized plan to repurchase up to 10,000,000 common shares through June 30, 2012, we repurchased 235,700 shares of our common stock during the three months ended September 30, 2011 at an average purchase price of $2.54 per share for an aggregate cost of $0.6 million.  These shares are held in treasury.

Also, at our discretion, we use treasury shares to satisfy option exercises and restricted stock and restricted stock units vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 10,000 and 732,567 during the three and nine months ended September 30, 2011 at gross costs of $0.3 million and $24.5 million, respectively, in satisfaction of option exercises and vested restricted stock; this compares to our reissuance of shares for these purposes of 3,529 and 518,215 during the three and nine months ended September 30, 2010 at gross costs of $0.1 million and $10.6 million, respectively. We also effectively purchased shares totaling 3,245 and 206,504 during the three and nine months ended September 30, 2011 at gross costs of $0.008 million and $1.1 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for payment of required minimum tax withholdings.  This compares to our effective repurchases of 825 and 133,324 shares under this arrangement during the three and nine months ended September 30, 2010 at gross costs of $0.004 million and $0.6 million, respectively.

6.	Investments in Equity-Method Investees

Our equity-method investments outstanding at September 30, 2011 consist of our 33.3% interest in a joint venture (“Transistor”) we purchased in 2004 and our 50.0% interest in a joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. The 50%-owned joint venture elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.

In January 2011, we acquired an additional 47.5% interest in a 47.5% equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that we should consolidate the assets and liabilities of this entity within our consolidated balance sheets. Additionally, we acquired the remaining 5.0% noncontrolling interest in this entity in April 2011 to bring our total ownership to 100%.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including 2010 results of operations data for the above-mentioned 47.5%  interest while we held it in equity-method investee form prior to our January 2011 purchase of a controlling interest):

	As of
	September 30, 2011	December 31, 2010
Loans and fees receivable pledged as collateral under structured financings, at fair value	$83,919	$130,171
Investments in non-marketable debt securities, at fair value	$88,687	$—
Total assets	$179,744	$143,110
Notes payable associated with structured financings, at fair value	$69,099	$118,057
Total liabilities	$69,530	$118,941
Members’ capital	$110,214	$24,169

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest income, fees and related income (loss) on earning assets	$15,331	$(2,044)	$59,532	$(26,957)
Total other operating income	$119	$827	$266	$3,311
Net income (loss)	$14,517	$(4,368)	$56,142	$(34,706)

Included in the above tables is our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:

As of September 30, 2011
Investments in non-marketable debt securities, at fair value	$88,687
Total assets	$88,832
Total liabilities	$2
Members’ capital	$88,830

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Net interest income, fees and related income on earning assets	$8,761	$53,203
Net income	$8,787	$53,115

As noted in Note 9, Convertible Senior Notes and Notes Payable, notes payable with a fair value of $88.7 million correspond with the $88.7 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

7.	Goodwill and Intangible Assets

Goodwill

As of both September 30, 2011 and December 31, 2010, we showed no goodwill balances on our consolidated balance sheets. Goodwill amounts attributable to our MEM discontinued operations are included within assets held for sale on our consolidated balance sheet as of December 31, 2010, and as noted previously, we completed our sale of MEM’s discontinued operations on April 1, 2011.

Intangible Assets

The net unamortized carrying amount of intangible assets subject to amortization was $0.1 million and $0.3 million as of September 30, 2011 and December 31, 2010, respectively.  Intangible asset-related amortization expense was $0.06 million and $0.2 million for the three and nine months ended September 30, 2011 and $0.1 million and $0.3 million for the three and nine months ended December 31, 2010.

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

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2011 and December 31, 2010 by fair value hierarchy:

Assets – As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$188	$—	$—	$188
Loans and fees receivable, at fair value	$—	$—	$35,000	$35,000
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$275,815	$275,815

Assets – As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$56,316	$—	$—	$56,316
Loans and fees receivable, at fair value	$—	$—	$12,437	$12,437
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$373,155	$373,155

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our Level 1 assets in the above table, total realized net gains were $0.0 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine-month periods ended September 30, 2011 and 2010:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Securitized Earning Assets	Total
Balance at December 31, 2009	$42,299	$—	$36,514	$78,813
Transfers in due to adoption of new accounting guidance	—	836,346	(36,514)	799,832
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	125,541	—	125,541
Net revaluations of loans and fees receivable, at fair value	61,305	—	—	61,305
Purchases, issuances, and settlements, net	(91,377)	(509,887)	—	(601,264)
Impact of foreign currency translation	—	5,486	—	5,486
Net transfers in and/or out of Level 3	—	—	—	—
Balance at September 30, 2010	$12,227	$457,486	$—	$469,713
Balance at December 31, 2010	$12,437	$373,155	$—	$385,592
Transfers in due to consolidation of equity-method investees	—	14,587	—	14,587
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	154,811	—	154,811
Net revaluations of loans and fees receivable, at fair value	11,353	—	—	11,353
Purchases, issuances, and settlements, net	(18,095)	(238,378)	—	(256,473)
Impact of foreign currency translation	—	945	—	945
Net transfers between categories	29,305	(29,305)	—	—
Net transfers in and/or out of Level 3	—	—	—	—
Balance at September 30, 2011	$35,000	$275,815	$—	$310,815

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

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2011 and December 31, 2010 by fair value hierarchy:

Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Liabilities Measured at Fair Value
Notes payable associated with structured financings, at fair value as of September 30, 2011	$—	$—	$277,793	$277,793
Notes payable associated with structured financings, at fair value as of December 31, 2010	$—	$—	$370,544	$370,544

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

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine-month periods ended September 30, 2011 and 2010:
	Notes Payable Associated with Structured Financings, at Fair Value
	2011	2010
Beginning balance, January 1	$370,544	$—
Transfers in due to adoption of new accounting guidance	—	772,615
Transfers in due to consolidation of equity-method investees	15,537	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	82,507	(31,036)
Repayments on outstanding notes payable, net	(192,049)	(295,742)
Impact of foreign currency translation	1,254	5,304
Net transfers in and/or out of Level 3	—	—
Ending balance, September 30	$277,793	$451,141

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

The table below summarizes (in thousands) other intangibles fair values as of September 30, 2011 and December 31, 2010 by fair value hierarchy. We note that there are no remaining intangibles balances as of September 30, 2011 given our reclassification of $2.1 million in intangibles associated with our Retail Micro-Loan segment’s discontinued operations to assets held for sale on our September 30, 2011 consolidated balance sheet and the subsequent completed sale of those discontinued operations on October 10, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets – As of September 30, 2011
Intangibles	$—	$—	$—	$—

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets – As of December 31, 2010
Intangibles	$—	$—	$2,113	$2,113

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2011 and December 31, 2010 concerning our assets and liabilities measured at fair value are as follows:
As of September 30, 2011	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$46,456	$416,795
Aggregate fair value of loans and fees receivable that are reported at fair value	$35,000	$275,815
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$67	$1,150
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$3,225	$27,348

As of December 31, 2010	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$21,925	$647,924
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,437	$373,155
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$137	$2,792
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$4,842	$57,076

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2011	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2010
Aggregate unpaid principal balance of notes payable	$466,447	$648,210
Aggregate fair value of notes payable	$277,793	$370,544

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

We are amortizing the discount to the face amount of the notes into interest expense over the expected life of the notes, and this will result in a corresponding release of associated deferred tax liability.  Amortization for the three and nine months ended September 30, 2011 totaled $1.5 million and $5.1 million, respectively compared to $1.9 million and $7.0 million for the three and nine months ended September 30, 2010, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $3.1 million and $9.6 million for the three and nine months ended September 30, 2011, respectively compared to $3.5 million and $11.6 million for the three and nine months ended September 30, 2010, respectively.  We will amortize the discount remaining at September 30, 2011 into interest expense over the expected terms of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:
	As of September 30, 2011	As of December 31, 2010
Face amount of 3.625% convertible senior notes due 2025	$106,385	$145,970
Face amount of 5.875% convertible senior notes due 2035	140,467	140,467
Discount	(49,355)	(56,593)
Net carrying value	$197,497	$229,844
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

In open market transactions during the three and nine months ended September 30, 2011, we repurchased $6.0 million and $39.6 million in face amount of our 3.625% notes for $5.7 million and $37.0 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively, thereby resulting in the recognition of an aggregate gain during the three and nine months ended September 30, 2011 of $0.1 million and $0.6 million  (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases), respectively.

In open market transactions and under the terms of two separate tender offers, we repurchased $54.5 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes in the first six months of 2010, for $31.0 million and $5.7 million, respectively, both amounts being inclusive of transactions costs and accrued interest through the date of our repurchase of the notes. The repurchases resulted in an aggregate gain of $22.7 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).  Subsequently, during the three months ended September 30, 2010, in open market transactions we repurchased an additional $25.1 million in face amount of our 3.625% notes for $17.1 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), thereby resulting in the recognition of an aggregate gain during the three months ended September 30, 2010 of $5.7 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases). Accordingly, in the aggregate, we recognized $28.4 million of gains on the repurchase of our convertible senior notes during the nine months ended September 30, 2010.

Notes Payable Associated with Structured Financings, at Fair Value

As of September 30, 2011, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) along with comparable December 31, 2010 carrying amounts as follows:
	Carrying Amounts at Fair Value as of
	September 30, 2011	December 31, 2010
Amortizing structured financing facility issued out of our upper-tier originated portfolio master trust (expiring June 2013)—outstanding face amount of $326.3 million as of September 30, 2011, bearing interest at a weighted average 2.6% interest rate, which is secured by credit card receivables and restricted cash aggregating $181.4 million in carrying amount	$181.1	$273.2
Multi-year variable funding structured financing facility (originally expiring September 2014), repayment of which occurred during the nine months ended September 30, 2011	—	2.1
Amortizing term structured financing facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio structured financing trust, outstanding face amount of $131.6 million as of September 30, 2011, bearing interest at a weighted average 3.8% interest rate, which is secured by credit card receivables and restricted cash aggregating $97.7 million in carrying amount	88.7	87.2
Amortizing term structured financing facility (expiring January 2015) issued out of a trust underlying a portfolio acquisition by one of our former equity investees, the controlling interests in which we acquired in February 2011, such facility having an outstanding face amount of $8.5 million as of September 30, 2011, bearing interest at a weighted average 1.8% interest rate and being secured by credit card receivables and restricted cash aggregating $11.5 million in carrying amount	8.0	—
Ten-year amortizing term structured financing facility issued out of a trust underlying one of our portfolio acquisitions (originally expiring January 2014), repayment of which occurred during the three months ended September 30, 2011	—	8.0
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$277.8	$370.5

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $277.8 million in fair value of structured financing notes in the above table is $290.6 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $12.8 million.

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

Notes Payable Associated with Structured Financings, at Face Value

The principal amount of the structured financing notes outstanding and the carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:
	As of
	September 30, 2011	December 31, 2010

Amortizing debt facility (expiring November 6, 2016) at a minimum fixed rate of 15.0% at September 30, 2011 that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $34.4 million at September 30, 2011 (1)	$26.6	$54.4
Line of credit that was secured by CAR Auto Finance segment receivables and restricted cash prior to repayment in July 2011	—	31.4
Financing that was secured by of JRAS Auto Finance segment receivables, land and restricted cash prior to our February 2011 JRAS disposition (2)	—	8.1
Amortizing debt facility (expiring February 9, 2012) at a floating rate of 12.2% at September 30, 2011 that is secured by Auto Finance segment receivables originated while we owned JRAS and related restricted cash with an aggregate carrying amount of $4.3 million at September 30, 2011 (2)	4.0	—
Financing that was secured by JRAS Auto Finance segment inventory prior to our February 2011 JRAS disposition	—	0.3
Vendor-financed software and equipment acquisitions that were secured by certain equipment prior to repayment in 2011	—	0.5
Investment in Previously Charged-Off Receivables segment’s asset-backed financing (expiring August 5, 2015) at a fixed rate of 12.0% at September 30, 2011 that is secured by certain investments in previously charged-off receivables with an aggregate carrying of $0.3 million at September 30, 2011, payable through 2012	0.4	2.2
Total asset-backed structured financing notes outstanding (which are secured by assets with carrying amounts aggregating $39.0 million at September 30, 2011)	$31.0	$96.9

(1)
The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. The terms of this facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. Based on our current estimates of this additional compensation (as contrasted with data through June 30, 2011 which did not yield an estimate of any such possible additional compensation), we accrued $0.4 million of liability and associated interest expense as of and during the three months and nine months ended September 30, 2011 resulting in an effective interest rate of 23.2% on the loan.

(2)
In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a September 30, 2011 carrying amount of $4.3 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a then $9.4 million non-recourse loan to us (the partial proceeds of which we used to repay the remaining balance of the above-scheduled $8.1 million JRAS note payable), and we contracted with JRAS to service those receivables on our behalf.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment and inventory lending arrangements) generally provide for a priority distribution of cash flows to us (or alternative loan servicers) to service any underlying pledged receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that represent any risks of acceleration or bullet repayment of the facilities prior to the facility expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $31.0 million of structured financing notes in the above table at September 30, 2011 was $39.0 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements was $8.0 million on that date.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Other Notes Payable

The CAR facility with a $31.4 million balance as of December 31, 2010 as scheduled in the notes payable associated with structured financings, at face value table above began to amortize down in June 2011, and we elected to prepay the facility in its entirety in July 2011. In October 2011, we entered a new facility with $40.0 million in available financing that can be drawn to the extent of CAR outstanding eligible principal receivables (of which $23.8 million was drawn as of October 31, 2011). This new facility is secured by the financial and operating assets of our CAR subsidiaries (such assets having a carrying value of $49.8 million at September 30, 2011), accrues interest at an annual rate equal to LIBOR plus 4.0%, matures October 4, 2014, and is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance.

10.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include one of our subsidiary’s (i.e., Jefferson Capital’s) commitments of $4.4 million at September 30, 2011 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which our Credit Cards segment did with respect to substantially all of its outstanding cardholder accounts.  Our remaining available lines of credit relate solely to cards issued under Jefferson Capital’s balance transfer program.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, our subsidiary, CompuCredit Corporation, has entered into guarantee agreements and/or note purchase agreements whereby CompuCredit Corporation has agreed to guarantee the purchase of, or purchase directly additional interests in, portfolios of credit card receivables owned by our subsidiaries and equity-method investees should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As a result of the closure of all outstanding accounts (with the exception of those cards associated with Jefferson Capital’s balance transfer program for which we do not have any associated guarantees), CompuCredit Corporation effectively has no collective guarantees and direct purchase obligations related to any of our subsidiaries and equity-method investees at September 30, 2011. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.  Moreover, should we ever be required to fund any of the guarantees, there would be a concurrent increase in the underlying assets.

CompuCredit Corporation’s third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, and notwithstanding the closure of all credit card accounts the receivables of which CompuCredit Corporation previously purchased, these institutions hold a remaining $0.9 million of pledged collateral as of September 30, 2011.  Similarly, one of our subsidiaries within our Investments in Previously Charged-off Receivables segment has pledged $0.6 million in collateral associated with cardholder purchases under its balance transfer program.  In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of September 30, 2011). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($14.0 million as of September 30, 2011).

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

CompuCredit Corporation and five of our other subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain subsidiaries within our Retail Micro-Loans segment (the operations of which were sold in October 2011, subject to our retention of liability for this litigation) violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation was the alter ego of the subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. These claims are similar to those that have been asserted against several other market participants in transactions involving small-balance, short-term loans made to consumers in North Carolina.  We are vigorously defending this lawsuit.

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

On December 21, 2009, certain holders of our 3.625% Convertible Senior Notes Due 2025 and 5.875% Convertible Senior Notes Due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and the then-potential future spin-off of our micro-loan businesses. We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On March 19, 2010, the U.S. District Court for the District of Minnesota transferred venue to the U.S. District Court for the Northern District of Georgia, and on April 6, 2010, we filed a Renewed Motion to Dismiss. Shortly after that filing, on May 12, 2010, the plaintiffs filed a second amended complaint to add new claims and certain of our officers and directors as defendants, to continue to seek to enjoin the then-potential future spinoff and to seek unspecified damages against all defendants. The plaintiffs also sought temporary injunctive relief to prevent our completion of a then-pending tender offer for the repurchase of our 3.625% Convertible Notes due 2025 and our common stock at $7.00 per share. At a hearing on May 12, 2010, the judge in the Northern District of Georgia denied the request for a temporary restraining order, and the tender offer was completed as scheduled on May 14, 2010. On June 4, 2010 and June 25, 2010, we and the other defendants filed respective motions with the U.S. District Court for the Northern District of Georgia to dismiss the second amended complaint. On March 15, 2011, the court denied our and the other defendants’ motions to dismiss the second amended complaint.  On March 22, 2011, certain individual defendants filed a motion to certify a portion of the March 15, 2011 order for immediate interlocutory review, and on April 1, 2011, the court granted that motion.  The Eleventh Circuit Court of Appeals has agreed to hear that appeal, which is pending.  Further, on March 23, 2011, plaintiffs filed an Emergency Motion for Preliminary Injunction in the United States District Court for the Northern District of Georgia seeking to enjoin as an alleged fraudulent transfer a then-pending tender offer to repurchase 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. At a hearing on April 1, 2011, the court denied plaintiffs’ motion for a preliminary injunction, and the tender offer was completed as scheduled on April 11, 2011. We are vigorously defending this lawsuit.

11.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

We compute net income (or loss) attributable to controlling interests per common share by dividing income (or loss) attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our income or losses.  In performing our net income (or loss) attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computation of net income (or loss) per common share (in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
(Loss on) income from continuing operations attributable to controlling interests	$(311)	$(5,629)	$19,004	$(87,028)
Income from discontinued operations attributable to controlling interests	$2,010	$7,390	$111,916	$17,049
Net income (loss) attributable to controlling interests	$1,699	$1,761	$130,920	$(69,979)
Denominator:
Basic (including unvested share-based payment awards) (1)	22,497	35,759	26,987	41,131
Effect of dilutive stock options and warrants (2)	63	143	115	175
Diluted (including unvested share-based payment awards) (1)	22,560	35,902	27,102	41,306
(Loss on) income from continuing operations attributable to controlling interests per common share—basic	$(0.01)	$(0.16)	$0.70	$(2.11)
(Loss on) income from continuing operations attributable to controlling interests per common share—diluted	$(0.01)	$(0.16)	$0.70	$(2.11)

Income from discontinued operations attributable to controlling interests per common share—basic	$0.09	$0.21	$4.15	$0.41
Income from discontinued operations attributable to controlling interests per common share—diluted	$0.09	$0.21	$4.13	$0.41
Net income (loss) attributable to controlling interests per common share—basic	$0.08	$0.05	$4.85	$(1.70)
Net income (loss) attributable to controlling interests per common share—diluted	$0.08	$0.05	$4.83	$(1.70)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  88,370 and 231,857 shares for the three and nine months ended September 30, 2011, respectively; and  636,116 and 680,226 shares for the three and nine months ended September 30, 2010, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net income (loss) per share computations for the three and nine month periods ending September 30, 2011 and 2010.  Similarly, we excluded 46,244 and no unvested restricted share units from such calculations for the three and nine months ended September 30, 2011, respectively, and we excluded 150,576 and 77,142 unvested restricted share units from such calculations for the three and nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2011 and 2010, there were no shares potentially issuable and thus warranting consideration in diluted share computations associated with our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $29.31 and $35.67 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is 3.6 million and 3.9 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,103,518 shares remained available for grant under this plan as of September 30, 2011. While exercises and vestings under our stock-based employee compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three and nine-month periods ended September 30, 2011 or during the three-month period ended September 30, 2010, they did result in an income tax-related charge to additional paid-in capital of $1.4 million during the nine-month period ended September 30, 2010.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three and nine months ended September 30, 2011, we expensed stock-option-related compensation costs of $0.0 million and $0.5 million, respectively, compared to $0.4 million and $1.2 million during the three and nine months ended September 30, 2010, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Nine Months Ended September 30, 2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	570,000	$39.24
Cancelled/Forfeited	—	—
Outstanding at September 30, 2011	570,000	$39.24	1.5	$—
Exercisable at September 30, 2011	570,000	$39.24	1.5	$—

	For the Nine Months Ended September 30, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	790,000	$31.75
Cancelled/Forfeited	(220,000)	$11.60
Outstanding at September 30, 2010	570,000	$39.24	2.5	$—
Exercisable at September 30, 2010	70,000	$26.76	1.6	$—

As of September 30, 2011, we had no unamortized deferred compensation costs associated with non-vested stock options. There were no stock option exercises during the three and nine months ended September 30, 2011.  No options have been granted thus far in 2011, and none were granted during 2010.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2011 and 2010, we granted 44,000 and 253,107 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.3 million and $1.1 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of September 30, 2011, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.3 million with a weighted-average remaining amortization period of 0.8 years.

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

Our product and service offerings have also included:  small-balance, short-term cash advance loans that typically are due on the customer’s next payday—generally less than $500 for 30 days or less and to which we refer as “micro-loans;” installment loans, title loans, and other credit products; and money transfer, bill payment, and other financial services. Prior to sales of our MEM and Retail Micro-Loans segment operations, which occurred on April 1, 2011 and October 10, 2011, respectively, we recently marketed these loans and products predominantly over the Internet in the U.K. and through U.S. retail branch locations in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin. We have categorized the operations of MEM and our former Retail Micro-Loans segment as discontinued operations within our consolidated statements of operations for all periods presented, and because our Retail Micro-Loans segment sale was not completed until October 10, 2011, we classify its assets and liabilities as held for sale on our September 30, 2011 consolidated balance sheet. Given our sale of the aforementioned operations, our current micro-loans activities are limited to small volumes of test loans and activities conducted over the Internet in the U.S. through operations that we include within our Other segment.

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

The most significant changes to our business during the nine months ended September 30, 2011 were:

•
Our classification of our Retail Micro-Loans segment’s assets and liabilities as held for sale and our classification of its operations as discontinued operations given our August 5, 2011 agreement to sell and our subsequent October 10, 2011 completion of the sale of these operations to a subsidiary of Advance America, Cash Advance Centers, Inc.;

•
Our repurchases in open market transactions of an aggregate of $39.6 million in face amount of our 3.625% convertible senior notes due in 2025 for $37.0 million, such amount being inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes;

•
Our completion of the planned sale of our MEM operations for $195.0 million on April 1, 2011 resulting in a gain (net of related sales expenditures) of $106.0 million that is included as a component of discontinued operations within our consolidated statements of operations for the nine months ended September 30, 2011;

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

•
Our February 2011 sale of certain operating assets of our JRAS buy-here, pay-here lot subsidiaries in a transaction under which we retained its underlying loans and fees receivable, resulting in a loss of $4.6 million; and

•
Our January 2011 purchase of certain investor interests in our Credit Cards segment equity-method investees and substantially all of the noncontrolling interests in our Credit Cards segment majority-owned subsidiaries for $4.1 million.

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets. These markets worsened significantly in 2008 and are not likely to return to any degree of efficient and effective functionality for us in the near term—particularly given a current U.S. regulatory and economic environment in which sub-prime credit card lending returns on investment are not attractive enough for us to want to originate any significant level of new credit card receivables in the U.S. (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). We continue, however, to test credit card originations in the U.K. because we believe the U.K. regulatory environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.

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

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		Income Increases (Decreases) from
(In thousands)	2011	2010	2010 to 2011
Earnings:
Total interest income	$36,043	$61,025	$(24,982)
Interest expense	(10,148)	(11,600)	1,452
Fees and related income on earning assets:
Internet micro-loan fees	954	718	236
Fees on credit card receivables held on balance sheet	2,454	5,002	(2,548)
Changes in fair value of loans and fees receivable recorded at fair value	46,646	61,183	(14,537)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(29,538)	(19,158)	(10,380)
Income on investments in previously charged-off receivables	10,295	8,676	1,619
Gross loss on auto sales	—	(478)	478
(Losses) gains on investments in securities	(5,418)	153	(5,571)
Loss on sale of JRAS assets	—	—	—
Gains upon litigation settlement with former third-party issuing bank partner	—	12,150	(12,150)
Other	499	678	(179)
Other operating income (loss):
Servicing income	767	1,621	(854)
Ancillary and interchange revenues	2,359	2,728	(369)
Gain on repurchase of convertible senior notes	138	5,681	(5,543)
Gain on buy-out of equity-method investee members	—	—	—
Equity in income (loss) of equity-method investees	6,630	(1,372)	8,002
Total	61,681	127,007	(65,326)
Losses upon charge off of loans and fees receivable recorded at fair value	28,019	86,971	58,952
Provision for losses on loans and fees receivable recorded at net realizable value	1,234	8,330	7,096
Operating expenses:
Salaries and benefits	4,785	7,454	2,669
Card and loan servicing	18,107	21,010	2,903
Marketing and solicitation	1,181	593	(588)
Depreciation	539	2,685	2,146
Other	7,785	8,727	942
Noncontrolling interests	277	436	(159)

	For the Nine Months Ended September 30,		Income Increases (Decreases) from
(In thousands)	2011	2010	2010 to 2011
Earnings:
Total interest income	$118,296	$214,751	$(96,455)
Interest expense	(33,454)	(45,435)	11,981
Fees and related income on earning assets:
Internet micro-loan fees	2,202	1,210	992
Fees on credit card receivables held on balance sheet	8,441	20,861	(12,420)
Changes in fair value of loans and fees receivable recorded at fair value	166,164	186,846	(20,682)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(82,507)	31,036	(113,543)
Income on investments in previously charged-off receivables	32,058	24,434	7,624
Gross loss on auto sales	(111)	(2,127)	2,016
(Losses) gains on investments in securities	(5,277)	301	(5,578)
Loss on sale of JRAS assets	(4,648)	—	(4,648)
Gains upon litigation settlement with former third-party issuing bank partner	—	12,150	(12,150)
Other	1,324	877	447
Other operating income (loss):
Servicing income	2,593	5,447	(2,854)
Ancillary and interchange revenues	7,324	8,722	(1,398)
Gain on repurchase of convertible senior notes	607	28,374	(27,767)
Gain on buy-out of equity-method investee members	619	—	619
Equity in income (loss) of equity-method investees	28,757	(11,043)	39,800
Total	242,388	476,404	(234,016)
Losses upon charge off of loans and fees receivable recorded at fair value	117,209	391,615	274,406
Provision for losses on loans and fees receivable recorded at net realizable value	1,992	27,294	25,302
Operating expenses:
Salaries and benefits	17,615	26,439	8,824
Card and loan servicing	56,314	77,958	21,644
Marketing and solicitation	2,386	1,292	(1,094)
Depreciation	4,322	8,580	4,258
Other	21,921	34,854	12,933
Noncontrolling interests	(1,013)	(565)	(448)

Three and Nine Months Ended September 30, 2011, Compared to Three and Nine Months Ended September 30, 2010

Total interest income. In the three and nine months ended September 30, 2011, total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The decline from the three and nine months ended September 30, 2010 is due to net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Interest expense.  The decrease is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our repurchases of our convertible senior notes throughout 2010 and 2011.

We also note that notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect our 2011 repurchases of an aggregate $39.6 million in face amount of our 3.625% convertible senior notes to result in lower interest expense for these notes in future quarters.

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

•	our recognition of a $4.6 million loss in the three months ended March 31, 2011 corresponding to our above-mentioned sale of certain assets associated with our JRAS operations; and

•
our recognition of a $3.4 million loss in the three months ended September 30, 2011 on an investment that we made in non-marketable debt securities—such loss representing 100% of the face amount of the notes that we held from the issuer of the notes based on an other-than-temporary decline in their value, and our recognition of another $1.9 million loss in the three months ended September 30, 2011 due to an other-than-temporary decline in the value of another issuer’s non-marketable debt securities in which we had previously invested.

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

Ancillary and interchange revenues. During periods, unlike our current period, in which we are broadly originating credit card accounts or in which a significant number of credit card accounts are open to cardholder purchases, we market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. The decline in our ancillary revenues associated with these activities and our interchange revenues corresponds with our account closure actions and net liquidations we have experienced in all of our credit card receivables portfolios in recent years. Absent portfolio acquisitions, we expect only immaterial amounts of ancillary and interchange revenues in the future.

Gain on repurchase of convertible senior notes.  In open market transactions during the three and nine months ended September 30, 2011, we repurchased $6.0 million and $39.6 million in face amount of our 3.625% notes for $5.7 million and $37.0 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively, thereby resulting in the recognition of an aggregate gain during the three and nine months ended September 30, 2011 of $0.1 million and $0.6 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases), respectively.

In the nine months ended September 30, 2010 both in open market transactions and pursuant to the closing of two tender offers, we repurchased $79.6 million in face amount of our 3.625% notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $48.1 million and $5.7 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively. The repurchases resulted in the recognition of aggregate gains during the three and nine months ended September 30, 2010 of $5.7 million and $28.4 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases), respectively.

We are actively pursuing other repurchases of our convertible senior notes, which could result in additional as of yet unknown gains or losses upon such repurchases.

Equity in income (loss) of equity-method investees.  The significant increase in income associated with our equity-method investees is principally related to our 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. Contemporaneous with our March 2011 acquisition of our 50% interest in the joint venture, it elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) equal to the excess of the fair value of the notes as of March 31, 2011 over the joint venture’s discounted purchase price of the notes.

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

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Contractions in our auto finance loans and fees receivable combined with some modest effects of an improved economy over recent quarters account for the significant declines in our provisions for losses on loans and fees receivable recorded at net realizable value in the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010. Similarly, we expect continued reductions in our provision for losses on loans and fees receivable recorded at net realizable value for the remainder of 2011 attributable to the continued expected gradual net liquidation of our auto finance receivables. The level of contraction in these receivables is expected to outpace growth in receivables within our Internet micro-loan business and receivables associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program. Moreover, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2011 versus 2010.

Total other operating expense. Total other operating expense decreased for the three and nine months ended September 30, 2011 relative to the three and nine months ended September 30, 2010, reflecting the following:

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

Notwithstanding our cost-cutting efforts and focus, we currently are incurring, and will continue to incur, somewhat heightened legal costs until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit Cards segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance, Investments in Previously Charged-Off Receivables and U.S. Internet micro-loan businesses, we may experience continuing pressure on our liquidity position and our ability to be profitable.

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

Considering the above and the fact that we sold our MEM operations on April 1, 2011, the decline in income allocable noncontrolling interest holders in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, principally reflects (1) the removal of noncontrolling interests associated with our profitable MEM operations due to their sale on April 1, 2011 (and the reduction in noncontrolling interest holders’ ownership from 24% for a portion of the nine months ended September 30, 2010 to only 18% during the entire three-month period ended March 31, 2011 prior to the completion of its sale) and (2) the fact that there was no allocation of our Investments in Previously Charged-off Receivables segment’s profits to noncontrolling interest holders during the entire nine-month period ended September 30, 2011.

Income taxes. Our overall effective income tax rates (computed considering results for only continuing operations before income taxes) were 1,996.8% and 8.5% in the three and nine months ended September 30, 2011, respectively, compared to 18.8% and 3.2% for the three and nine months ended September 30, 2010, respectively.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been 3,398.5% and 50.9%, in the three and nine months ended September 30, 2011, respectively, compared to 62.5% and 35.6%  in the three and nine months ended September 30, 2010, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.7 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2011, respectively, compared to $0.6 million and $1.8 million during the three and nine months ended September 30, 2010, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such reductions in the amounts of $0.0 million and $2.0 million in the three months ended September 30, 2011 and September 30, 2010, respectively. Reductions during the three months ended September 30, 2010 resulted from closings of statutes of limitations, and we experienced no such closings during the three months ended September 30, 2011.

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

Additionally, we solicit accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offering’s open credit card accounts carrying value currently represents 3.6% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

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

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):
	At or for the Three Months Ended
	2011			2010				2009
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$537,807	$612,104	$697,032	$774,875	$913,707	$1,052,977	$1,259,687	$1,523,105
Period-end managed accounts	426	478	540	599	696	754	916	1,096
Percent 30 or more days past due	12.7%	11.9%	12.5%	15.2%	18.0%	19.3%	20.2%	22.5%
Percent 60 or more days past due	9.0%	8.7%	9.5%	11.6%	14.0%	14.5%	16.0%	17.1%
Percent 90 or more days past due	6.3%	6.2%	7.0%	8.7%	10.4%	10.3%	12.5%	12.1%

Average managed receivables	$578,254	$658,309	$752,758	$843,394	$984,259	$1,146,358	$1,396,628	$1,633,455
Combined gross charge-off ratio	20.6%	24.0%	29.5%	36.4%	37.1%	47.8%	42.8%	42.7%
Net charge-off ratio	16.5%	19.6%	23.9%	28.9%	29.6%	37.2%	34.8%	33.5%
Adjusted charge-off ratio	13.7%	16.5%	22.6%	28.6%	29.2%	36.8%	34.5%	33.0%
Total yield ratio	21.5%	24.6%	23.1%	25.1%	31.9%	27.6%	29.4%	30.5%
Gross yield ratio	19.4%	18.9%	18.6%	18.8%	20.4%	20.6%	21.2%	22.1%
Net interest margin	13.4%	12.8%	11.9%	11.9%	13.1%	11.3%	14.9%	14.0%
Other income ratio	(1.6%)	1.7%	2.0%	3.3%	8.9%	3.6%	4.7%	5.9%
Operating ratio	11.5%	11.9%	10.4%	9.8%	9.2%	12.0%	11.2%	16.8%

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

Given that the largest wave of account reduction and account closure-related charge offs cycled through early in 2009, one would logically expect to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our 2011 and 2010 delinquency statistics relative to corresponding dates in prior years and is consistent with our expectations for the next few quarters. While improvements in our charge-off ratios generally can be expected to lag delinquency improvements, we do note the significant year-over-year reductions in our combined gross charge-off ratios in all 2011 and 2010 quarters relative to corresponding periods in prior years—a trend that we expect to continue to see into the future.

Lastly, we note that our low delinquency rates at the close of the second quarter of 2011 reflect seasonal payment patterns through the first quarter. Payment rates were particularly strong relative to recent years during this year’s tax refund season, thereby bringing delinquency rates down. Our delinquency rates as of the close of the third quarter of 2011 are roughly in line with (and just slightly) higher than they were at the close of the second quarter of 2011. We do note (consistent with our expectations) that the trend of significantly falling delinquency rates over the past several quarters ceased in the third quarter of 2011. At this point, we expect 30-or-more-day-past-due delinquency rates to stabilize in the low to mid teens with more normalized seasonal variations evident in the rates.

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

Our other income ratio was positively impacted by gains realized on the repurchase of our convertible senior notes in the first and second quarters of 2010. As computed without regard to these gains, our other income ratio would have been 0.7% and 0.5% in the three months ended March 31 and September 30, 2010, respectively.  Similarly, our third quarter and fourth quarter 2010 other income ratios were skewed higher by gains realized on the repurchase of our convertible senior notes and $12.1 million in gains on settlement of our CB&T litigation in the third quarter and a $4.1 million recovery in the fourth quarter of losses we experienced several years ago on an investment that we had made in a third-party’s asset-backed securities; absent these gains, our other income ratios would have been 1.7% and 1.2% for the three months ended September 30 and December 31, 2010, respectively. Like in the first and second quarters of 2011, we expect a positive generally low fractional to single-digit other income ratio for the foreseeable future unless we experience further material gains associated with future debt repurchases, which could cause an increase in the ratio. We note that we have experienced only immaterial gains associated with our convertible senior note repurchases in 2011—gains which are not material enough effect to warrant pro forma computations of the other income ratios in 2011 quarters without the effects of such gains.  Negatively affecting our other income ratio for the third quarter of 2011 were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested; excluding the impact of these write downs, our other income ratio would have been 2.1%.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts since 2009, our managed receivables levels typically have fallen at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we experienced a trending increase in our operating ratio into 2010 relative to normalized prior years’ levels.  In the third quarter of 2010, our 9.2% operating ratio reflects the completion of our outsourcing of collection efforts late in the second quarter of 2010—an initiative that is expected to help in controlling our operating ratio in future quarters as well. Our fourth quarter of 2010 operating ratio came in slightly better than our general expectations, as was evident in the slight increase experienced so far in 2011. We generally expect a low-double-digit operating ratio for the next several quarters, even with the effects that net liquidations of our credit card receivables will have on the operating ratio given our fixed cost base.

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

Investments in Previously Charged-Off Receivables Segment

For the three and nine months ended September 30, 2011 and 2010, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Unrecovered balance at beginning of period	$31,280	$33,297	$29,889	$29,669
Acquisitions of defaulted accounts	19,191	5,839	38,675	22,409
Cash collections	(20,948)	(17,158)	(60,804)	(45,858)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	10,295	8,676	32,058	24,434
Unrecovered balance at end of period	$39,818	$30,654	$39,818	$30,654

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we charge as an operating expense without any offsetting income amounts. Our estimated remaining collections on the $39.8 million unrecovered balance of our investments in previously charged-off receivables as of September 30, 2011 amount to $186.9 million (before servicing costs), of which we expect to collect 39.8% over the next 12 months, with the balance to be collected thereafter.

Previously charged-off receivables held as of September 30, 2011 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards segment discussion above). At September 30, 2011, $4.4 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions. Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 0.6% of our consolidated total assets.

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

Micro-Loan Businesses

Our continuing micro-loan operations consist of those operations conducted in the U.S. via the Internet. Discontinued micro-loan operations presented within our consolidated financial statements are comprised of (1) our former Retail Micro-Loans segment operations, which were sold on October 10, 2011 and through which we marketed, serviced and/or originated small-balance, short-term loans that were typically due on the customer’s next payday through a network of retail branch locations in the U.S. and (2) our former MEM U.K. Internet micro-loans business, which was sold on April 1, 2011. Because of the sale of our former Retail Micro-Loans segment and MEM operations, various operating statistics included in management’s discussion and analysis of our micro-loan segments exclude any effects of our Retail Micro-Loans segment and our MEM operations.

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

We are expanding the Internet micro-loan platform underwriting techniques and marketing approaches within the U.S. at a measured pace, and we may significantly grow Internet-based micro-loan cash advance lending within the U.S. As noted previously, our U.S. Internet micro-loan operations represent our only continuing micro-loan operations, and they originated $3.9 million and $8.9 million in micro-loans during the three and nine months ended September 30, 2011, respectively, resulting in revenue of $1.0 million and $2.2 million for the three and nine months ended September 30, 2011, respectively; this compares with $1.8 million and $3.8 million in U.S. Internet micro-loans originated during the three and nine months ended September 30, 2010, respectively, which produced revenue of $0.7 million and $1.2 million, respectively, during those periods.  Summary financial data (in thousands) for our Internet Micro-Loans segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$954	$718	$2,202	$1,210
Loss on continuing operations before income taxes	$(2,067)	$(989)	$(4,597)	$(1,810)
Income from discontinued operations before income taxes	$—	$7,853	$111,050	$17,166
Income attributable to noncontrolling interests in discontinued operations	$—	$(1,050)	$(1,131)	$(2,269)
Period end loans and fees receivable for continuing operations, gross	$2,215	$1,640	$2,215	$1,640

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

We also historically owned substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007 and operated from that time until our disposition of certain JRAS operating assets in the first quarter of 2011. Subsequent to the first quarter of 2011, our only remaining JRAS asset is the portfolio of auto finance receivables that it had originated while under our ownership.

Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables.

Collectively, we currently serve 710 dealers through our Auto Finance segment in 34 states and the District of Columbia.

Managed Receivables Background

Like with our Credit Cards segment, we make various references within our discussion of our Auto Finance segment to our managed receivables.

Financial, operating and statistical data based on aggregate managed receivables are vital to any evaluation of our performance in managing our auto finance receivables portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the portfolios.

Reconciliation of the auto finance managed receivables data to our GAAP financial statements requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable.

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2011			2010				2009
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$99,237	$113,316	$128,254	$154,191	$177,799	$206,435	$232,418	$262,775
Period-end managed accounts	27	29	30	33	35	38	38	40
Percent 30 or more days past due	11.9%	10.2%	8.6%	12.8%	12.2%	10.2%	11.6%	24.6%
Percent 60 or more days past due	4.7%	3.8%	3.6%	5.3%	4.8%	3.9%	6.6%	11.1%
Percent 90 or more days past due	2.3%	1.5%	1.5%	2.4%	1.8%	1.4%	4.2%	6.1%
Average managed receivables	$106,881	$120,773	$140,132	$165,286	$192,480	$220,416	$248,315	$272,664
Gross yield ratio	35.5%	32.6%	29.2%	29.1%	27.5%	25.2%	24.1%	25.6%
Adjusted charge-off ratio	9.8%	10.9%	21.1%	20.3%	18.1%	18.2%	17.0%	20.1%
Recovery ratio	5.6%	7.0%	3.4%	3.6%	3.1%	4.5%	2.4%	1.4%
Net interest margin	25.6%	23.8%	20.5%	19.8%	23.4%	14.9%	14.0%	18.0%
Other income ratio	1.2%	0.9%	(11.2)%	0.6%	(0.3)%	(0.8)%	(1.6)%	4.7%
Operating ratio	19.5%	18.7%	18.7%	20.7%	17.6%	16.1%	16.6%	21.0%

Managed receivables.  Period-end managed receivables have gradually declined as we have curtailed significant purchasing and origination activities. As of September 30, 2011, only CAR continues to purchase/originate loans. Given liquidations of the ACC and JRAS portfolios, managed receivables within this segment will continue to decline.

Delinquencies. Higher period-end 2009 delinquencies were primarily due to generally worsening economic conditions at the time, as well as our shutdown of storefront locations associated with our JRAS operations, which tended to increase charge offs. Our ACC and JRAS receivables portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which have significantly lower delinquency and charge-off rates; this fact and a recovering economy account for the year-over-year improvement in delinquency statistics. We also expect this now moderating trend of declining delinquency rates to continue as the JRAS and ACC portfolios continue to diminish.

Gross yield ratio, net interest margin and other income ratio.  The effects of higher JRAS and ACC delinquencies and charge offs generally have served to depress our net interest margins in recent quarters, although there is a general trend line of improving net interest margins relative to comparable 2009 periods due in part to the gradual liquidation of the JRAS and ACC receivables portfolios, thereby causing the better-performing CAR portfolio to comprise a greater percentage of average managed auto finance receivables. The spike in the net interest margin in the third quarter of 2010 resulted from the reversal in that quarter of previously recognized contingent interest expense associated with debt within our ACC operations.  The terms of the ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. We concluded in the third quarter of 2010 that such additional compensation was unlikely; however, based on recent improvements in the performance of the ACC receivables, we reestablished an additional interest expense liability of $0.4 million in the third quarter of 2011.

Consistent with our recent experiences, as our ACC and JRAS receivables continue their decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields we achieve within our CAR operations are expected to continue to result in incrementally higher gross yield ratios and net interest margins in future quarters.

The principal component of our other income ratio in pre-2011 quarters was the gross profit (or more recently loss) that our JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio historically moved in relative tandem with the volume of JRAS’s auto sales. The 2010 suspension of new inventory purchases and corresponding dramatic decline in sales caused the significant reduction in our other income ratio in 2010, particularly given that we sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Our other income ratio in the first quarter of 2011 reflects the $4.6 million loss recognized on the sale of our JRAS operating assets in February 2011. Because of the sale of these operations (and the commensurate elimination of the principal source of other income), we expect an insignificant other income ratio for the foreseeable future in line with what we experienced in the second and third quarters of 2011.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio through the first quarter of 2011, therefore, reflected (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects, particularly in the fourth quarter of 2009 and in subsequent quarters, of the six 2009 and five 2010 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter of 2010, and (5) the initial impact on charge offs of JRAS’s modified collection practices in 2010 as it worked with its lender pursuant to a then-standing forbearance agreement with the lender. Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 have declined in relative significance as a percentage of our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio has declined significantly in the second and third quarters of 2011. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that not only contributed to the 2011 decline in our adjusted charge-off ratio, but is also expected to result in lower adjusted charge-off ratios in future quarters.  Also serving to reduce our second quarter 2011 adjusted charge-off ratio as well as our second quarter 2011 recovery ratio was a large sale of repossessed autos at auction related to the receivables of our former JRAS operations, which had accumulated a growing inventory of such vehicles leading into the second quarter of 2011.  These sales typically occur monthly and in the third quarter of 2011, this recovery rate dropped back to levels more in line with historical results.  We expect our recovery rate to be in line with that experienced in the third quarter of 2011 for the next several quarters.

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

Future Expectations

Our CAR operations are performing well in the current environment (achieving consistent profitability) and are expected to continue doing so for the foreseeable future. As the ACC and JRAS receivables gradually liquidate and over time have a diminished adverse effect on the positive results we are experiencing within our CAR operations, we should see further gradual improvements in our Auto Finance segment results (i.e., similar to those experienced in the second and third quarters of 2011). Significantly, reflecting these factors as well as releases of allowances for uncollectible loans and fees receivable given improved ACC and JRAS receivables performance, our Auto Finance segment returned to profitability in the third quarter and is expected to remain profitable for the foreseeable future.

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

Although we are hopeful that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and have closed substantially all of our credit card accounts (other than those associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program and limited test accounts). To the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while enhancing shareholder value to the greatest extent possible.

All of our Credit Cards segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts with no bullet repayment requirements or refinancing risks to us. Additionally, with the exception of our new CAR structured finance facility into which we entered subsequent to quarter end and which does not mature until October 2014, our remaining Auto Finance segment structured financing facilities are likewise expected to amortize down with collections on the receivables that serve as collateral for the facilities with no bullet repayment requirements or refinancing risks to us. We also note that we do not have any outstanding debt facilities within our Internet Micro-Loans segment. (Also, as noted throughout this Report, we have sold our Retail Micro-Loans segment and MEM U.K. Internet micro-loan operations and thus carry no debt associated with these discontinued former operations.) Lastly, and notwithstanding the various debt market and sub-prime financing challenges cited above, our Investment in Previously Charged-Off Receivables segment was able to obtain a new credit facility on favorable terms in November 2011. This facility initially provides for $35.0 million in available financing to facilitate the growth of this segment’s operations, can be drawn upon to the extent of outstanding eligible receivables within the segment’s operations, and accrues interest at an annual rate equal to LIBOR plus an applicable margin ranging from 3.25% to 4.75% based on certain financial metrics.  The facility is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio, a collections minimum and a tangible net worth minimum, the failure of which could result in required early repayment of all or a portion of the outstanding balance.  The facility matures in November 2014.

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

At September 30, 2011, we had $106.0 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ending September 30, 2011 are as follow:

•
During the nine months ended September 30, 2011, we generated $93.2 million in cash flows from operations compared to $294.3 million of cash flows from operations generated during the nine months ended September 30, 2010. The decrease was principally related to (1) significant net tax refunds during 2010 as contrasted with a small level of net tax payments during 2011, (2) lower collections of credit card finance charge receivables in the nine months ended September 30, 2011 relative to the same period in 2010 given diminished receivables levels, and (3) reductions in the net liquidation of receivables associated with our JRAS operations, given the diminishing levels of receivables, offset by reduced spending levels during 2011 as a result of our various ongoing cost-cutting initiatives.

•
During the nine months ended September 30, 2011, we generated $344.2 million of cash through our investing activities, compared to generating $123.6 million of cash in investing activities during the nine months ended September 30, 2010. But for our investment of $75.0 million in marketable securities during the nine months ended September 30, 2010 ($19.3 million of which marketable securities had been redeemed as of September 30, 2010), we would have generated $179.3 million in cash from investing activities in the nine months ended September 30, 2010.  Adding to net cash generated during the nine months ended September 30, 2011 was cash received for the sale of our MEM and JRAS operations.  Consistent with the current net liquidating status of our credit card and auto finance receivables, we expect continued net cash provided by investing activities over the next few quarters.

•
During the nine months ended September 30, 2011, we used $406.6 million of cash in financing activities, compared to our use of $514.3 million of cash in financing activities during the nine months ended September 30, 2010. In both nine-month periods ended September 30, 2011 and 2010, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable).  Also increasing our cash used in financing activities for the nine months ended September 30, 2010 were our repurchases of:  $79.6 million in face amount of our 3.625% notes and $15.6 million in face amount of our 5.875% notes for $48.1 million and $5.7 million, respectively, compared to repurchases in the nine months ended September 30, 2011 of only $39.6 million in face amount of our 3.625% notes for $37.0 million.  Further increasing the use of cash in financing activities for the nine months ended September 30, 2010 was our purchase of 6% of the outstanding noncontrolling interests of MEM for £4.3 million ($6.6 million) and our purchase of 12.2 million shares of our common stock for an aggregate cost of $85.3 million pursuant to the May 2010 closing of a tender offer for such shares.  Offsetting these higher 2010 usage levels was our April 2011, repurchase of 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.

We had no material unused draw capacity under our debt facilities as of September 30, 2011. As such, our $106.0 million of unrestricted cash on our consolidated balance sheet represents our maximum available liquidity at September 30, 2011.  We continue to pursue a number of new financing facilities and liquidity sources.  If new financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities, including further repurchases of our convertible senior notes and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $106.0 million in aggregate September 30, 2011 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among all of our business segments, and the liquidity available to any one of our business segments as of September 30, 2011 is appreciably below the $106.0 million in unrestricted cash balance.

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

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, (3) further dividends similar to the one on December 31, 2009, and (4) investments in certain financial and non-financial assets or businesses. Net of third quarter 2011 share repurchases, and pursuant to a 10,000,000 common share repurchase plan authorized by our Board of Directors on August 5, 2010, we are authorized to repurchase a remaining 9,764,300 common shares under the repurchase plan through June 30, 2012.

Lastly, we note that the only remaining material refunding or refinancing risks to us are those of our convertible senior notes and the new CAR financing facility into which we entered in October 2011 and which does not mature under October 2014. In May 2012, we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes, of which $106.4 million in face amount were outstanding as of September 30, 2011. In addition to any cash or other assets that we have on hand at such time to satisfy these potential conversions, we ultimately may rely on debt or equity issuances or possible exchange offerings, none of which are assured, to satisfy them. Moreover, as we noted previously, we continue to evaluate repurchases of our 3.625% convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital.  In this regard, in October and November 2011, in open market transactions, we purchased an aggregate $21.3 million in face amount of our 3.625% convertible senior notes due 2025, reducing our outstanding balance of the notes to $85.1 million.

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

 The aforementioned credit losses, payment rates, servicing costs, contractual servicing fees, costs of funds, discount rates and yields earned on credit card receivables estimates significantly affect the reported amount of our loans and fees receivable, at fair value and our notes payable associated with structured financings, at fair value on our consolidated balance sheet, and they likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations.

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

Related Party Transactions

As part of our April 2011 tender offer, we purchased the following shares from our executive officers and members of our Board of Directors at $8 per share:

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

Under a shareholders’ agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr., Richard W. Gilbert and certain trusts that were or are Hanna affiliates following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

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

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., who is the father of David G. Hanna and Frank J. Hanna, III, owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  This deposit was subsequently returned and no amounts were outstanding as of September 30, 2011.

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

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit Holdings Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit Holdings Corporation and its subsidiaries and predecessors.  As of the date of this report, CompuCredit owns Aspire®, CompuCredit®, Emblem®, Embrace®, Emerge®, Fanfare®, Imagine®, Majestic®, Monument®, Purpose®, Salute®, Tribute® and other trademarks and service marks in the U.S. and the U.K.

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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but who, in our view, have demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our loans and fees receivable will decline, all of which will have a negative impact on performance. While they have begun to rebound modestly, payment rates by our customers declined significantly in 2008 and 2009 and, correspondingly, default rates likewise increased throughout that time period.  It also is unclear whether our modestly improved payment rates can be sustained given weakness in the employment outlook and economic environment at large.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of our loans and fees receivable, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on our loans and fees receivable, particularly for such assets that we report based on fair value. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, servicing costs, and discount rates. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquencies and losses could cause our net income to be lower than expected. Similarly, as we have experienced for our credit card receivables portfolios with respect to financing agreements secured by our loans and fees receivable, levels of loss and delinquency can result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth. Because all of our credit card receivables structured financing facilities are now in amortization status—which for us generally means that the only meaningful cash flows that we are receiving with respect to the credit card receivables that are encumbered by such structured financing facilities are those associated with our contractually specified fee for servicing the receivables—recent payment and default trends have substantially reduced the cash flows that we receive from these receivables.

Seasonal factors may result in fluctuations in our net income. Our quarterly income may fluctuate substantially as a result of seasonal consumer spending. In particular, our customers may borrow more during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables.

Due to the lack of historical experience with Internet customers, we may not be able to target successfully these customers or evaluate their creditworthiness. We have less historical experience with respect to the credit risk and performance of customers acquired over the Internet. As a result, we may not be able to target and evaluate successfully the creditworthiness of these potential customers should we engage in marketing efforts to acquire these customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products.

We Are Substantially Dependent Upon Borrowed Funds to Fund the Receivables We Originate or Purchase

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

 As our financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Absent early amortization events, repayment for our credit card financing facilities typically has begun approximately one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the lenders and no longer are reinvested in new receivables. When a financing facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. If we are obligated to repay a structured financing facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new financing facilities that are structurally subordinate to the facility being repaid, we generally are forced to prohibit new purchases in some or all of our accounts in order to reduce our need for any additional cash.  Such is our situation currently with respect to our credit card financing facilities, and in response to this situation, we have closed substantially all of our credit card accounts that are pledged as security for underlying financing facilities to new purchases.

We may be unable to obtain capital from third parties needed to fund our existing loans and fees receivable, lenders under our debt facilities may be unable or unwilling to meet their contractual commitments to provide us funding, or we may be forced to rely on more expensive funding sources than those that we have today. We need equity or debt capital to fund any portion of our loans and fees receivable against which lenders are unable or unwilling to advance or lend to us. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. These factors have been significant enough in the recent past that we have not been able to raise our desired levels of cash by issuing additional debt or equity or by selling a portion of our subordinated loans and fees receivable interests at acceptable pricing. As a result, like all participants in the sub-prime market place, we continue to operate under liquidity constraints.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding, and the timing , extent and success of our marketing efforts.

Our business currently is contracting. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

•	the level and success of our marketing efforts;

•	the degree to which we lose business to competitors;

•	the level of usage of our credit products by our customers;

•	the availability of portfolios for purchase on attractive terms;

•	levels of delinquencies and charge offs;

•	the availability of funding on favorable terms;

•	the level of costs of soliciting new customers;

•	our ability to employ and train new personnel;

•	our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

•	general economic and other factors beyond our control.

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

 Our decisions regarding marketing have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we have limited our marketing and thereby our growth. We decreased our credit card marketing during 2003, although we increased such marketing in 2004 through 2006 because of our improved access to capital. Similarly, we significantly curtailed our credit cards marketing in August 2007 because of uncertainty regarding future access to capital as a result of difficulties in the sub-prime mortgage market and, except as to current marketing activities associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program and limited test programs, we currently have ceased credit card marketing activities.

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

A Variety of Risks Are Present with Respect to and Could Become More Material to Us If We Significantly Expand Our U.S. Internet Micro-Loan Business

Legislative, regulatory and consumer activism toward the micro-loans industry is particularly active and at times particularly hostile, and changes in applicable laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a materially adverse effect on our micro-loan business, its prospects, our results of operations and our financial condition.  Our U.S. Internet micro-loan business is subject to numerous federal, state and local laws and regulations, which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand that business. These regulations govern or influence, among other things, interest rates and other fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments also may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations; such laws regularly are proposed, introduced or adopted at the state and federal level in the U.S.

A federal law that imposes a national cap on our micro-loan fees and interest likely would eliminate our ability to continue our U .S. Internet micro-loan business.  Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure to adopt such legislation from consumer advocates and other industry opposition groups. Any federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services likely would eliminate our ability to continue our current operations. Moreover, we do not yet know the potential future effects that the enactment of the Wall Street Reform and Consumer Protection Act, along with its creation of a federal Consumer Financial Protection Bureau with jurisdiction over U.S. micro-loan product offerings, will have on our U.S. micro-loan activities, and it is possible that the effects may not be known for several months or years. Such effects, however, could ultimately have a material adverse effect on our business, prospects, results of operations and financial condition.

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

The micro-loans industry is highly regulated under state law. Changes in state laws and regulations or interpretations thereof, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of September 30, 2011, 36 states had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of September 30, 2011, our U.S. Internet micro-loan business operated in 6 of these 36 states under traditional enabling statutes. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may decide to market micro-loans over the Internet to customers in any of these states if we believe doing so may become economically attractive because of a change in any of these variables.

During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Any such new or modified legislation could have a material adverse impact on our results of operations. In addition, Mississippi has a sunset provision in its cash advance laws that requires renewals of the laws by the state legislature at periodic intervals, and the cash advance laws will expire in 2015 if no further action is taken; an expiration of these laws could have a detrimental impact on our ability to offer existing or new micro-loan products within the state.

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

Additionally, state attorneys general and banking regulators are scrutinizing cash advances and other alternative financial products and services and taking actions that require participants to modify, suspend or cease operations in their respective states. Such actions could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Current and future litigation and regulatory proceedings against our former Retail Micro-Loans segment and U.S. Internet micro-loan business could have a material adverse effect on our business, prospects, results of operations and financial condition.  Certain subsidiaries within our Retail Micro-Loans segment (the operations of which we sold in October 2011) are subject to a lawsuit that could generate adverse publicity and cause them and us to incur substantial expenditures. See Part II, Item 1, “Legal Proceedings.”

Adverse rulings in lawsuits or regulatory proceedings could significantly impair our U.S. Internet micro-loan business and/or force us to cease doing business in one or more states or other geographic areas.  This business is likely to be subject to litigation and proceedings in the future, and the consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We also may be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. Any of these events could have a material adverse effect on our business, prospects, results of operations and financial condition.

Competition in the micro-loans industry may make it difficult for our U.S. Internet micro-loans business to acquire customers at reasonable acquisition costs, charge appropriate interest or fees to cover the credit risks of the customers we are able to acquire, or otherwise achieve the right operating metrics necessary to lead to profitable or sustained growth.  The industry in which our U.S. Internet micro-loan business operates has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry matures and/or consolidates. We compete with services provided by traditional financial institutions, such as overdraft protection, and with other cash advance providers, small loan providers, pawn stores, short-term consumer lenders, other financial service entities and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering cash advances and short-term loans in retail storefronts, over the Internet, and by phone. Some of these competitors have larger local or regional customer bases, more locations and substantially greater financial, marketing and other resources than we have. Although we were significantly profitable and achieved high growth rates in making micro-loans over the Internet in the U.K., we have never achieved profitability from these activities in the U.S., and there is no assurance that we will be able to do so.

Our U.S. Internet micro-loan business is dependent on cash management services from banks to operate its business. If banks decide to stop providing cash management services to companies in the micro-loans industry, it could have a material adverse effect on our business, prospects, results of operations and financial condition.  Certain banks have notified us and other companies in the cash advance and check-cashing industries that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. If one of our larger depository banks requests that we close our bank accounts or puts other restrictions on how we use its services, we could face higher costs of managing our cash and limitations on our ability to maintain or expand our business, both of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our U.S. Internet micro-loan business is seasonal in nature, which causes our revenues, collection rates and losses or earnings to fluctuate. These fluctuations could have a material adverse effect on our business, prospects, results of operations and financial condition.  Our U.S. Internet micro-loan business is seasonal due to the impact of fluctuating demand for our products and services and fluctuating collection rates throughout the year. Micro-loan demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Accordingly, we would expect our provision for losses on loans and fees receivable to be at its lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and higher as a percentage of revenues for the remainder of each year. This seasonality will require us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would expect during certain periods, our ability to service any potential future debt, pay any potential future dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition, our U.S. Internet micro-loans business’ quarterly results are likely to fluctuate because of the seasonal nature of our business. Therefore, our quarterly results of operations are difficult to forecast, which in turn could cause our quarterly results not to meet the expectations of securities analysts or investors. Our failure to meet expectations could cause a material drop in the market price of our common stock.

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. Although we did not experience any such adverse effects when our CAR facility began its required amortization period in June 2011 and was repaid in July 2011 (and although any concerns of such adverse effects are now abated given the new lending facility CAR obtained in October 2011), in the event we may not be able to renew or replace any future Auto Finance segment facilities that bear refunding or refinancing risks when they become due, our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace future facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of September 30, 2011, credit card portfolio acquisitions accounted for 46.1% of our total credit card managed receivables portfolio based on our ownership percentages.

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

We regularly explore investments in other lines of business where we believe the returns will meet our requirements.  While these investments have not been significant recently, we expect them to increase in the future as the opportunities to invest in our traditional businesses remain unattractive.  These investments may or may not be in areas where we have specialized expertise, and may carry risks in addition to those described above.  In addition, some of these investments that we have made and may make in the future are or will be in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control. We experienced such losses in the amount of $5.3 million for the three months ended September 30, 2011 associated with other-than-temporary declines in the values of loans that we made to other business enterprises.

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

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks. Previously we applied for permission to acquire a bank and our application was denied. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships to provide for the issuance of credit cards to our customers. Even if we obtain a bank charter, there may be restrictions on the types of credit that the bank may extend. Our various issuing bank agreements have scheduled expirations dates. If we are unable to extend or execute new agreements with our issuing banks at the expirations of our current agreements with them, or if our existing or new agreements with our issuing banks were terminated or otherwise disrupted, there is a risk that we would not be able to enter into agreements with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

We are party to substantial litigation. As more fully discussed above, we are defendants in a number of legal proceedings. This includes litigation with holders of our convertible senior notes concerning past and possible future distributions to our shareholders, litigation relating to our former retail micro-loan operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

We face heightened levels of economic risk associated with new investment activities.  We recently have made a number of investments in businesses that are not directly allied to our traditional lending activities to, or associated with, the underserved consumer credit market and in businesses in which we exert little or no control.  We expect to make other such investments in the future.  While we will make only those investments that we believe will provide a favorable return, because some of the investments are outside of our core areas of expertise, they entail risks beyond those described elsewhere in this Report.  These risks could result in the loss of part or all of our investments (e.g., as occurred with respect to our recognition of a complete loss of investment in the amount of $3.4 million on notes that we held in a non-financial business concern during the three months ended September 30, 2011, and our loss of another $1.9 million during the three months ended September 30, 2011 due to an other-than-temporary decline in the value of another issuer’s notes in which we had previously invested).

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing, and in 2010, we paid Total System Services, Inc. $14.3 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

 Unauthorized disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation, and civil and criminal penalties.  To conduct our business, we are required to manage, use, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding our customers. We also depend on our IT networks and systems, and those of third parties, to process, store, and transmit this information. As a result, we are subject to numerous U.S. federal and state laws designed to protect this information. Security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information.

We take a number of measures to ensure the security of our hardware and software systems and customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect data being breached or compromised. In the past, consumer finance companies have been the subject of sophisticated and highly targeted attacks on their information technology. An increasing number of websites have reported breaches of their security.

If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution.  Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws.  Further, under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines.

Internet and data security breaches also could impede us from originating loans over the Internet, cause us to lose customers or otherwise damage our reputation or business.  Consumers generally are concerned with security and privacy, particularly on the Internet.  As part of our growth strategy, we have originated loans over the Internet. The secure transmission of confidential information over the Internet is essential to maintaining customer confidence in our products and services offered online.

Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer application and transaction data transmitted over the Internet.  In addition to the potential for litigation and civil penalties described above, security breaches could damage our reputation and cause customers to become unwilling to do business with us, particularly over the Internet. Any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to solicit new loans over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online.

Also, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.

Regulation in the areas of privacy and data security could increase our costs.  We are subject to various regulations related to privacy and data security/breach, and we could be negatively impacted by these regulations. For example, we are subject to the safeguards guidelines under the Gramm-Leach-Bliley Act. The safeguards guidelines require that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Broad-ranging data security laws that affect our business also have been adopted by various states. Compliance with these laws regarding the protection of customer and employee data could result in higher compliance and technology costs for us, as well as potentially significant fines and penalties for non-compliance.

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and as many as 46 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data breach regulations and laws requiring varying levels of customer notification in the event of a security breach.

Also, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations that, if adopted, could further restrict how we collect, use, share and secure customer information, which could impact some of our current or planned business initiatives. For example, a recent FTC report, which applies to a company’s collection and use of customer information both online and offline, would impose greater transparency, use, disclosure and customer choice obligations on us, and may ultimately result in the creation of an online mechanism through which customers could opt out of all online tracking for online behavioral advertising purposes. A companion report by the United States Department of Commerce (“DOC”) would require companies to be more transparent in their online privacy practices, and recommends the creation of a national data security/data breach standard. Both the FTC and the DOC are expected to release final reports by the end of 2011. Additionally, two draft privacy bills were introduced in the 111th Congress in the summer of 2010, and a number of federal legislators have either expressed their support for these draft bills or have indicated their intent to introduce new bills in the 112th Congress. If adopted, any such privacy bill could have a significant impact on our current and planned data privacy and security practices, could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives.

Unplanned system interruptions or system failures could harm our business and reputation.  Any interruption in the availability of our transactional processing services due to hardware and operating system failures will reduce our revenues and profits. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential members to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our websites or services, and could permanently harm our reputation.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Our systems also are subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions, delays, and loss of critical data, and result in lengthy interruptions in our services. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the nine months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1—July 31 (1)	173,500	$2.41	173,500	9,826,500
September 1 —September 30 (1)	62,200	$2.84	62,200	9,764,300
Total	235,700	$2.54	235,700	9,764,300

(1)
In open market transactions and pursuant our Board-authorized plan to repurchase up to 10,000,000 common shares through June 30, 2012, we repurchased 235,700 shares of our common stock during the three months ended September 30, 2011 at an average purchase price of $2.49 per share for an aggregate cost of $0.6 million.  These shares are held in treasury.

(2)
Because withholding tax-related treasury stock acquisitions are permitted outside the scope of our 10,000,000 share Board-authorized repurchase plan, these amounts exclude 206,504 shares of treasury stock returned to us by employees in satisfaction of withholding tax requirements on stock option exercises and vested stock grants.

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

COMPUCREDIT HOLDINGS CORPORATION

November 9, 2011	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)