Form 10-K
period 2011-12-31
CompuCredit Holdings Corp
filed 2012-03-06
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2011

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

CompuCredit has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that it was required to submit and post such files).

CompuCredit believes that during the 2011 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in CompuCredit’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

CompuCredit is a smaller reporting company and is not a shell company.

The aggregate market value of CompuCredit’s common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by nonaffiliates as of June 30, 2011 was $20.5 million. (For this purpose, directors and officers have been assumed to be affiliates, and we have excluded 1,672,656 loaned shares at June 30, 2011.)

As of February 24, 2012, 21,946,746 shares of common stock, no par value, of CompuCredit were outstanding. (This excludes 1,672,656 loaned shares to be returned as of that date.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CompuCredit’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, income ratios, net interest margins, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions that we may take, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us and banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet, our plans in the United Kingdom (“U.K.”), the impact of our U.K. portfolio of credit card receivables (the “U.K. Portfolio”) on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our entry into international markets, our ability to raise funds or renew financing facilities, results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in the other documents that we file with the SEC, including the following:

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the effect of the current adverse economic conditions on our revenues, loss rates and cash flows;

•	the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowances for uncollectible loans and fees receivable and estimates of loan losses;

•	the availability of adequate financing;

•	the possible impairment of assets;

•	our ability to reduce or eliminate overhead and other costs to lower levels consistent with the contraction of our loans and fees receivable and other income-producing assets;

•	our relationship with the banks that provide certain services that are needed to operate our businesses; and

•	theft and employee errors.

Most of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of our forward-looking statements. There also are other factors that we may not describe (generally because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit Holdings Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit Holdings Corporation and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Emblem®, Embrace®, Emerge®, Imagine®, Majestic®, Monument®, Salute®, Tribute® and other trademarks and service marks in the United States (“U.S.”) and the U.K.

ii

PART I

ITEM 1.	BUSINESS

Sale of U.K. Internet Micro-Loans and U.S. Retail Micro-Loans Businesses

On April 1, 2011, we sold our subsidiary with a controlling interest in Month End Money (“MEM”), a provider in the U.K. of Internet-based, short-term micro-loans, to a subsidiary of Dollar Financial Corp, and on October 10, 2011, we sold our Retail Micro-Loans segment operations to a subsidiary of Advance America, Cash Advance Centers, Inc. The details related to these transactions are set forth in the General discussion below. Also, in this Report, we have classified the net assets and liabilities of our MEM business operations as held for sale in our consolidated balance sheet as of December 31, 2010, and we have included our MEM and Retail Micro-Loans segment operations as discontinued operations in all periods presented within our consolidated statements of operations.  We had no business operating assets that were held for sale as of December 31, 2011.

General

A general discussion of the business of CompuCredit Holdings Corporation follows. For additional information about our business, please visit our website at www.compucredit.com. Information contained on our website is not incorporated by reference in this Report.

Reflecting the dispositions mentioned above, our current business includes the collection of portfolios of credit card receivables underlying now-closed credit card accounts within our Credit Cards segment. These receivables include both receivables that we originated through third-party financial institutions and portfolios of receivables that we purchased from third-party financial institutions. Given the global financial crisis arising in 2008 and given our own liquidity challenges that arose from that crisis, we worked with our third-party financial institution partners to close substantially all of the credit card accounts underlying our credit card receivables portfolios in 2009. The only open credit card accounts underlying our credit card receivables are those generated through our balance transfer program within our Investments in Previously Charged-Off Receivables segment in both the U.S. and the U.K. and through credit card products in the U.K.  Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation that we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. We have been successful in one instance in partnering with another financing partner to purchase the debt underlying one such portfolio, and we are pursuing other similar transactions. Beyond these activities within our Credit Cards segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including merchant and private label credit. Lastly, through our Credit Cards segment, we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure.

Additionally, through our Investment in Previously Charged-Off Receivable segment, we purchase and collect previously charged-off receivables from third parties and our equity method investees, as well as previously charged-off receivables that we have owned or serviced within our other segment operations. Our portfolio of previously charged-off receivables is comprised principally of normal delinquency charged-off accounts, charged-off accounts associated with Chapter 13 Bankruptcy-related debt, and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (at which time the credit card activity becomes reportable within our Credit Cards segment).

Within our Auto Finance segment, our CAR subsidiary operations purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business.  We purchase the auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on a couple of portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities.

The last of our current product and service offerings includes a limited test portfolio of small-balance (generally less than $500), short-term loans that we originate over the Internet and to which we refer as “micro-loans.” The results of our continuing U.S. Internet micro-loan product testing are reported within our Internet Micro-Loans segment.

We reflect our business lines within five reportable segments by which we manage our business:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans. For all but our Retail Micro-Loans segment, which contains no continuing operations, we further describe our segment operations below. (See, also, Note 4, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)

The most significant business changes or events for us during the year ended December 31, 2011 were:

•
The sale, as noted above, of our Retail Micro-Loans segment to a subsidiary of Advance America, Cash Advance Centers, Inc. for $46.2 million on October 10, 2011, thereby resulting in (1) a gain (net of related sales expenditures) of $5.1 million that is included as a component of discontinued operations within our consolidated statement of operations for the year ended December 31, 2011, and (2) the classification our Retail Micro-Loans segment’s operations as discontinued operations for all periods presented within our consolidated statements of operations;

•
Our repurchases in open market transactions of an aggregate of $62.0 million in face amount of our 3.625% convertible senior notes due in 2025 and $1.0 million in face amount of our 5.875% convertible senior notes due in 2035 for $59.3 million and $0.4 million, respectively, such amounts being inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes;

•	The closing of a tender offer in April 2011, through which we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million;

•
The sale, as noted above, of our MEM operations to a subsidiary of Dollar Financial Corp for $195.0 million on April 1, 2011, thereby resulting in (1) a gain (net of related sales expenditures) of $106.0 million that is included as a component of discontinued operations within our consolidated statements of operations for the year ended December 31, 2011, (2) the classification of our MEM operations as discontinued operations for all periods presented within our consolidated statements of operations, and (3) the confirmation of our classification of these operations on our consolidated balance sheet as of December 31, 2010 as held for sale;

•
Our acquisition of a 50% interest in a joint venture that purchased in March 2011 all of the outstanding notes issued out of our U.K. Portfolio structured financing trust and reported a gain in the three months ended March 31, 2011 upon its marking of such notes to their fair value as of March 31, 2011 under its fair value option election (of which $17.1 million was our allocable share);

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

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities that would be reflected predominantly within our Credit Cards segment:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as has been done historically through dividends and tender offers, including our tender offer that closed in April 2011 and a tender offer that closed in May 2010 through which we paid $85.3 million to shareholders who tendered 12.2 million shares). Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure until we complete further acquisitions.

Credit Cards Segment.  Included within our Credit Cards segment are our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us and one of our equity-method investees. This segment includes the activities associated with substantially all of our credit card products. Also included are the results of another of our equity-method investees, through which we partnered with another financing partner to purchase the debt underlying one of our credit card portfolios. Moreover, our Credit Cards segment activities include our efforts to apply the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including merchant and private label credit. Lastly, we include within our Credit Cards segment certain limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our Credit Cards segment expertise and infrastructure.

Substantially all of the credit card accounts underlying our credit card receivables and portfolios have been closed to new cardholder purchases (and hence credit card receivables growth) since 2009.  However, we do have a limited number of open credit card accounts in the U.K. and associated with our Investments in Previously Charged-Off Receivables segment’s balance transfer program, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the FICO scoring range intrinsically have higher loss rates than do customers at the higher end of the FICO scoring range. As a result, we have priced our products to reflect this greater risk. As such, our products are subject to greater regulatory scrutiny than the products of prime lenders who can price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations—Credit Cards Segment” and Item 1A, “Risk Factors.”

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets. These markets worsened significantly in 2008 and are not likely to return to any degree of efficient and effective functionality for us in the near term—particularly given a current U.S. regulatory and economic environment in which sub-prime credit card lending returns on investment are not attractive enough for us to want to originate any significant level of new credit card receivables in the U.S. (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). We continue, however, to originate credit cards in the U.K. because we believe the U.K. regulatory environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.

In the current environment, the only material recurring cash flows we receive within our Credit Cards segment are those associated with servicing compensation, distributions from our equity-method investee that purchased and holds all of the outstanding notes issued out of our U.K. Portfolio, and the modest cash flows we are receiving from unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities. As such, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have had the effect of reducing our profitability. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can better support with its diminished cash inflows will not result in further impairments in the fair values of our credit card receivables; however, this outcome cannot be assured.

Investments in Previously Charged-Off Receivables Segment.  Our Investments in Previously Charged-Off Receivables segment consists of the operations of our debt collection subsidiary, Jefferson Capital Systems, LLC (“Jefferson Capital”). Through this subsidiary, as market conditions and other factors justify, we acquire and sell previously charged-off credit card receivables and apply our collection expertise to the receivables we own. Additionally, our Investments in Previously Charged-Off Receivables segment includes accounts acquired through its balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards segment discussion above).  Revenues in this segment are classified as fees and related income on non-securitized earning assets in our consolidated statements of operations.

We expect improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. We also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand, which should lead to increased placements from third parties.  Moreover, we have been testing a balance transfer program in the U.K., and although we expect it to grow more rapidly, its results are not anticipated to be material in 2012.

Our other Investments in Previously Charged-Off Receivables segment activities are also yielding improving trends and results that we expect will continue into 2012.  We have recently completed several large purchases of previously charged-off receivables portfolios (particularly those related to Chapter 13 Bankruptcies) from third parties at attractive pricing, and we expect similar further opportunities in 2012.

Having noted the above improving trends and results within our Investments in Previously Charged-Off Receivables segment, we note that its required use of the cost recovery method of income recognition (i.e., whereby all collection and other costs currently are expensed and revenue is not recognized until our cost basis is completely recovered on each particular static pool of purchased previously charged-off receivables) gives rise to expense and revenue timing mismatches and a lack of comparability to several of the segment’s publicly traded peers who use a less conservative effective interest method of accounting for their charged-off receivables purchases.

Auto Finance Segment.  Our Auto Finance segment historically has included a variety of auto sales and lending activities. Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business. We also historically owned substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007 and operated from that time until our disposition of certain JRAS operating assets in the first quarter of 2011. Subsequent to the first quarter of 2011, our only remaining JRAS asset is the portfolio of auto finance receivables that it had originated while under our ownership. Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables. The auto finance receivables of both the JRAS and the ACC portfolios are liquidating with collections and charge offs, and the effects of these liquidating receivables portfolios on our results of operations are diminishing with each successive financial reporting period.

In our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for others’ similar quality securitized assets. We offer a number of other products to our network of buy-here, pay-here dealers (including a product under which we lend directly to the dealers), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. Our CAR operations currently serve more than 700 dealers in 36 states and the District of Columbia. These operations are performing well in the current environment (achieving consistent profitability and generating positive cash flows with very modest growth).

Internet Micro-Loans Segment.  Our Internet Micro-Loans segment’s results include the results of our discontinued MEM operations, which we sold in April 2011, and the results of our U.S.-based Internet, micro-loan operations. Our U.S. operations are limited in nature and are not material to our consolidated results of operations.

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

For credit card accounts that are open to cardholder purchases (currently only those accounts arising through our Investment in Previously Charged-Off Receivables segment’s balance transfer program and accounts opened under programs within the U.K.), we monitor authorizations, and we limit customer credit availability for transaction types we believe present higher risks, such as foreign transactions, cash advances, etc. We generally seek to manage credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments, and we periodically review accounts exhibiting favorable credit characteristics for credit line increases. We also employ strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

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

CAR applies specific purchase guidelines based upon each product offering, and we establish delegated approval authorities to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts typically are verified for accuracy before, during and after the acquisition process. Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. Our CAR operations manage risk through diversifying their receivables among over 700 dealers.

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

Internet Micro-Loans Segment.  We apply risk-based scorecards developed from propriety risk models to customer lending relationships within our U.S.-based Internet micro-loan operations. Through employing these proprietary scorecards along with efficiencies created within our collections practices, our goal is to minimize delinquencies and charge offs.

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

We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge offs. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder’s annual percentage rate (“APR”) or waive a certain amount of accrued fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with a commensurate payment or reduction of finance charges or waiver of fees. In other situations, we may actually settle with customers and adjust their finance charges and fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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

Our collection strategies have included utilizing both internal and third-party collectors and creating a competitive process of rewarding the most effective and efficient group of collectors from within our system and among third-party agencies. We have divided our portfolios into various groups that are statistically equivalent and have provided these groups of accounts to our various internal and external collection resources. We compare the results of the collectors against one another to determine which techniques and which collection groups are producing the best results.

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

Our determination of whether an account is contractually past due is relevant to our delinquency and charge-off data included under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (i.e., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency buckets and ultimately to charge-off status. We consider a cardholder’s receivable to be delinquent if the cardholder fails to pay a minimum amount computed as the greater of a stated minimum payment or a fixed percentage of his or her statement balance (for example 3% to 10% of the outstanding balance in some cases or in other cases 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle).

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

Internet Micro-Loans Segment.  For our Internet-based micro-loan products, a customer will sign an agreement acknowledging when a loan will be repaid. On the agreed-upon repayment date, the customer’s bank account or debit card is automatically charged for the full amount of the loan plus applicable fees.  If repayment is not made at the agreed upon repayment date, we seek to contact the customer in order to collect the amount due. We seek either full repayment or by agreement with the customer collect the amount under a repayment schedule of up to six months (depending on the amount due). After 90 days of in-house collection activity, the account is typically transferred to a third-party collection agency with an aim of maximizing recovery of the charged-off debt.

Consumer and Debtor Protection Laws and Regulations

Credit Cards Segment.  Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”),  the federal Wall Street Reform and Consumer Protection Act, the federal TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our products are designed for customers at the lower end of the FICO scoring range. To offset the higher loss rates among these customers, these products generally are priced higher than our other products. Because of the greater credit risks inherent in these customers and the higher prices that we have had to charge for these products, they, and the banks that have issued them on our behalf, are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates the lenders that have issued these products on our behalf), the CFPB and the FTC, object to these products or how we have marketed them, then we could be required to modify or discontinue them. Over the past several years, we have modified both our products and how we have marketed them in response to comments from regulators. Also, in December 2008, we settled litigation associated with allegations that the FDIC and FTC had made about some of our credit card marketing practices.

In the U.K., our credit card operations are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. We are licensed and regulated by the OFT, and we are governed by an extensive legislative and regulatory framework that includes the Consumer Credit Act, the Data Protection Act, Privacy and Electronic Communications Regulations, Consumer Protection and Unfair Trading regulations, Financial Services (Distance Marketing) Regulations, the Enterprise Act, Money Laundering Regulations, Financial Ombudsman Service and ASA adjudications. The aforementioned legislation and regulations imposes strict rules on the look and content of consumer contracts, how APRs are calculated and stated, advertising in all forms, who we can contact and disclosures to consumers, among others. The regulators such as the OFT provide guidance on consumer credit practices including collections.

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

Internet Micro-Loans Segment.  Our micro-loan products and services are subject to extensive state and federal regulation. The regulation of our industry is intended primarily for the protection of consumers and is constantly changing as new regulations are introduced at the federal, state and local levels and existing regulations are repealed, amended and modified. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments also may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws or to the prevailing interpretations thereof and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations; such laws regularly are proposed, introduced or adopted at the state and federal level. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. This evolving regulatory landscape creates various uncertainties and risks for the operation of our business, any of which could have a material adverse effect on our business, prospects, results of operations or financial condition. See “Risk Factors” and “Our Business—Legal Proceedings.”

Privacy and Data Security Laws and Regulations.  We are required to manage, use, and store large amounts of personally identifiable information, principally customers’ confidential personal and financial data, in the course of our business.  We depend on our IT networks and systems, and those of third parties, to process, store, and transmit that information.  In the past, consumer finance companies have been targeted for sophisticated cyber attacks.  A security breach involving our files and infrastructure could lead to unauthorized disclosure of confidential information.  We take numerous measures to ensure the security of our hardware and software systems as well as customer information.

We are subject to various U.S. federal and state laws and regulations designed to protect confidential personal and financial data.  For example, we must comply with guidelines under the Gramm-Leach-Bliley Act that require each financial institution to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue.  Additionally, various federal banking regulatory agencies, and as many as 46 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data breach regulations and laws requiring customer notification in the event of a security breach.

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

Investments in Previously Charged-Off Receivables Segment.  The consumer debt collection industry is highly fragmented and competitive. We compete with a wide range of other purchasers of charged-off consumer receivables, including third-party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. Publicly held competitors with potentially greater access to capital markets than us include Encore Capital Group, Inc., Asset Acceptance Capital Corp., Portfolio Recovery Associates, Inc., and Asta Funding, Inc.  Competitive pressures affect the availability and pricing of receivables portfolios, as well as the availability and cost of qualified debt collectors.

Auto Finance Segment.  Competition within the auto finance sector is very widespread and fragmented. Our auto finance operations target a customer base of dealers that often times are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corporation, Westlake Financial, Mid-Atlantic Finance, General Motors Financial Company, Inc. (formerly AmeriCredit Corp.), Drive Financial, Western Funding Inc., and America’s Car-Mart) and a large number of smaller, regional based private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Internet Micro-Loans Segment.  Competition for our micro-loan operations originates from numerous sources. Our subsidiaries compete with traditional financial institutions that offer similar products such as overdraft protection, cash advances and other personal loans, as well as with other micro-loan companies with both retail and Internet-based operations that offer substantially similar products and pricing models to ours. Key competitors, in addition to traditional financial institutions, include Cash America, Dollar Financial Corp, First Cash Financial Services and Advance America Cash Advance Centers, among others, some of whom have multiple store operations. Internet-based micro-lenders include Cash Net and Wonga, among others.

Employees

As of December 31, 2011, we had 494 employees, most of which are employed within the U.S., principally in Florida, Georgia and Minnesota. Also included in this employee count are a limited number of employees in India and 40 employees in the U.K. We consider our relations with our employees to be good. Our employees are not covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.

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

We Are Substantially Dependent Upon Borrowed Funds to Fund the Receivables We Originate or Purchase

We finance our receivables in large part through financing facilities. All of our financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, most of these facilities currently are in amortization stages (and are not allowing for the funding of any new loans), either based on their original terms or because we have not met financial or asset performance-related covenants.  The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently as described below, funding for sub-prime lending has been very difficult to achieve.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding, and the timing, extent and success of our marketing efforts.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations, and the operations of the issuing banks through which we originate credit products, are subject to the jurisdiction of federal, state and local government authorities, including the CFPB, the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices or products that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

We are dependent upon banks to issue credit cards. Our credit card programs are entirely dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships would adversely affect our ability to grow our balance transfer program (and potentially the profitability of the program if issuing bank partners were to require account closures) within our Investments in Previously Charged-Off Receivables segment and to conduct credit card issuances in the U.K.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of December 31, 2011, credit card portfolio acquisitions accounted for 41.4% of our total credit card managed receivables portfolio based on our ownership percentages.

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

We regularly explore investments in other lines of business where we believe the returns will meet our requirements.  While these investments have not been significant recently, we expect them to increase in the future as the opportunities to invest in our traditional businesses remain unattractive.  These investments may or may not be in areas where we have specialized expertise, and may carry risks in addition to those described above.  In addition, some of these investments that we have made and may make in the future are or will be in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control. We experienced such losses in the amount of $5.3 million for the year ended December 31, 2011 associated with other-than-temporary declines in the values of loans that we made to other business enterprises.

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

We are party to litigation. As more fully discussed above, we are defendants in a number of legal proceedings. This includes litigation with holders of our convertible senior notes concerning past and possible future distributions to our shareholders, litigation relating to our former retail micro-loan operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing, and in 2011, we paid Total System Services, Inc. $9.3 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

Because of our loan to a coal mining operation (which was modified in late 2011 to require the consolidation of this operation into our financial statements), we could be subject to (i) significant administrative, civil, and criminal financial and other penalties if this operation does not comply with environmental, health and safety regulations and (ii) liability to third parties for environmental contamination. The coal mining industry is subject to strict regulation by federal, state and local authorities with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, the protection of historic and natural resources, plants and wildlife, reclamation and restoration of mining properties after mining is completed, and the effects that mining has on groundwater quality and availability. Federal and state authorities inspect coal mines, and in the aftermath of the April 5, 2010 accident at an underground mine in Central Appalachia, mining operations have experienced, and may in the future continue to experience, a significant increase in the frequency and scope of these inspections. Numerous governmental permits and approvals are required for mining operations. Mining operations are required to prepare and present to federal, state and/or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment.

The costs, liabilities and requirements associated with the laws and regulations related to these and other environmental matters may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal financial and other penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from the mine’s operations.

New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment and the protection of historic and natural resources that would further regulate and tax the coal industry, could have a material adverse effect on our financial condition and results of operations.

We also could be subject to claims by third parties under federal and state statutes and/or common law doctrines resulting from damage to the environment or historic or natural resources or exposure to hazardous substances on the mine property or elsewhere.  Liability for environmental contamination may be without regard to fault and may be strict, joint and several, so that we may be held responsible for the entire amount of the contamination or related damages.  These and other similar unforeseen impacts that the mining operation may have on the environment, as well as exposures to hazardous substances or wastes associated with the mining operation, could result in costs and liabilities that could adversely affect us.

Even though this coal mining operation is owned and primarily operated by third parties, our financial relationship with this coal mining operation could subject us to these types of claims and penalties, particularly if these matters are not properly addressed by the owners and operators of this coal mining operation.  If we are held responsible for sanctions, costs and liabilities in respect of these matters, our profitability could be materially and adversely affected.

Taxing authorities routinely review our tax returns and could challenge the positions that we have taken.  Our businesses and the tax accounting for our businesses are very complex, thereby giving rise to a number of tax positions that are under consideration, and in some cases under dispute, in audits of our operations by various taxing authorities, including the Internal Revenue Service at the federal level with respect to net operating losses that we incurred in 2007 and 2008 and that we carried back to obtain tentative refunds of federal taxes paid in earlier years dating back to 2003.  It is possible that a court of ultimate jurisdiction may resolve tax positions in favor of the Internal Revenue Service or that we may ultimately settle with the Internal Revenue Service on one or more uncertain tax positions in a manner that differs from the liabilities that we have recorded associated with such positions under our recognition and measurement determinations.  The amounts involved in these audits, particularly the amounts of net operating losses that we carried back, are material.  To the extent that our ultimate resolution results in more liability than we have recorded, we could experience a material adverse effect on our results of operations and liquidity.

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

Our principal executive offices, comprising approximately 335,000 square feet, of which we have sub-leased approximately 214,000 square feet.  Our operations centers and collection facilities for our Credit Cards segment, comprising approximately 63,000 square feet, are located in leased premises in St. Cloud, Minnesota. Our Investments in Previously Charged-Off Receivables segment also operates principally out of the St. Cloud, Minnesota facility. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 9,605 square feet of leased space, with additional offices and branch locations in various states. Our operations in the U.K. include approximately 4,200 of aggregate square feet of leased space in Crawley and London. Currently, we have excess facility capacity that we are trying to sublease. As such, we believe that our facilities are suitable to our business and that we will be able to lease or purchase such additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

CompuCredit Corporation and five of our other subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain subsidiaries within our Retail Micro-Loans segment (the operations of which were sold in October 2011, subject to our retention of liability for this litigation) violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation was the alter ego of the subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. These claims are similar to those that have been asserted against several other market participants in transactions involving small-balance, short-term loans made to consumers in North Carolina.  On January 23, 2012, among other orders, the trial court denied the defendants’ motion to compel arbitration, and granted the plaintiffs’ motion for class certification. We are vigorously defending this lawsuit.

CompuCredit Corporation is named as a defendant in a class action lawsuit entitled Wanda Greenwood, et al. vs. CompuCredit Corporation and Columbus Bank and Trust, No. 4:08-cv-4878, filed in the U.S. District Court for the Northern District of California.  The plaintiffs allege that in marketing and managing the Aspire Visa card the defendants violated the federal Credit Repair Organizations Act and California Unfair Competition Law.  The class includes all persons who within the four years prior to the filing of the lawsuit were issued an Aspire Visa card or paid money with respect thereto.  The plaintiffs seek various forms of damage, including unspecified monetary damages and the voiding of the plaintiffs’ obligations. On January 10, 2012, the U.S. Supreme Court ordered that the claims related to the Credit Repair Organizations Act are subject to arbitration.  We are vigorously defending this lawsuit.

On December 21, 2009, certain holders of our 3.625% convertible senior notes due 2025 and 5.875% convertible senior notes due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and the then-potential future spin-off of our micro-loan businesses. We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On March 19, 2010, the U.S. District Court for the District of Minnesota transferred venue to the U.S. District Court for the Northern District of Georgia, and on April 6, 2010, we filed a Renewed Motion to Dismiss. Shortly after that filing, on May 12, 2010, the plaintiffs filed a second amended complaint to add new claims and certain of our officers and directors as defendants, to continue to seek to enjoin the then-potential future spinoff and to seek unspecified damages against all defendants. The plaintiffs also sought temporary injunctive relief to prevent our completion of a then-pending tender offer for the repurchase of our 3.625% Convertible Notes due 2025 and our common stock at $7.00 per share. At a hearing on May 12, 2010, the judge in the Northern District of Georgia denied the request for a temporary restraining order, and the tender offer was completed as scheduled on May 14, 2010. On June 4, 2010 and June 25, 2010, we and the other defendants filed respective motions with the U.S. District Court for the Northern District of Georgia to dismiss the second amended complaint. On March 15, 2011, the court denied our and the other defendants’ motions to dismiss the second amended complaint.  On March 22, 2011, certain individual defendants filed a motion to certify a portion of the March 15, 2011 order for immediate interlocutory review, and on April 1, 2011, the court granted that motion.  The Eleventh Circuit Court of Appeals has agreed to hear that appeal, which is pending.  Further, on March 23, 2011, plaintiffs filed an Emergency Motion for Preliminary Injunction in the U.S. District Court for the Northern District of Georgia seeking to enjoin as an alleged fraudulent transfer a then-pending tender offer to repurchase 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. At a hearing on April 1, 2011, the court denied plaintiffs’ motion for a preliminary injunction, and the tender offer was completed as scheduled on April 11, 2011. We are vigorously defending this lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the NASDAQ Global Select Market under the symbol “CCRT.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of February 24, 2012, there were 56 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2010	High	Low
1st Quarter 2010	$5.36	$2.90
2nd Quarter 2010	$6.50	$3.65
3rd Quarter 2010	$5.23	$4.15
4th Quarter 2010	$7.23	$4.85

2011	High	Low
1st Quarter 2011	$6.97	$5.90
2nd Quarter 2011	$6.85	$2.32
3rd Quarter 2011	$3.20	$2.25
4th Quarter 2011	$4.21	$2.63

    The closing price of our common stock on the NASDAQ Global Select Market on February 24, 2012 was $4.68.
    The following table sets forth information with respect to our repurchases of common stock during the year ended December 31, 2011:
	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1—July 31 (1)	173,500	$2.42	173,500	9,826,500
August 1 —August 31 (1)	62,200	$2.87	62,200	9,764,300
November 1 —November 30 (1)	509,200	$3.25	509,200	9,255,100
Total	744,900	$3.03	744,900	9,255,100

(1)
In open market transactions and pursuant our Board-authorized plan to repurchase up to 10,000,000 common shares through June 30, 2012, we repurchased 744,900 shares of our common stock during the year ended December 31, 2011 at an average purchase price of $3.03 per share for an aggregate cost of $2.3 million.  These shares are held in treasury.

(2)
Because withholding-tax-related treasury stock acquisitions are permitted outside the scope of our 10,000,000 share Board-authorized repurchase plan, these amounts exclude 206,504 shares of treasury stock returned to us by employees in satisfaction of withholding tax requirements on stock option exercises and vested stock grants.

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

Currently, within our Credit Cards segment, we are collecting on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables that we originated through third-party financial institutions and portfolios of receivables that we purchased from third-party financial institutions. Given the global financial crisis arising in 2008 and given our own liquidity challenges that arose from that crisis, we worked with our third-party financial institution partners to close substantially all of the credit card accounts underlying our credit card receivables portfolios in 2009. The only open credit card accounts underlying our credit card receivables are those generated through our balance transfer program within our Investments in Previously Charged-Off Receivables segment in both the U.S. and the U.K. and through credit card products in the U.K. Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation that we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. We have been successful in one instance in partnering with another financing partner to purchase the debt underlying one such portfolio at a discounted purchase price and we are pursuing other similar transactions. Beyond these activities within our Credit Cards segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including merchant and private label credit. Lastly, through our Credit Cards segment we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure.

Through our Investment in Previously Charged-Off Receivable segment, we purchase and collect previously charged-off receivables from third parties and our equity method investees, as well as previously charged-off receivables that we have owned or serviced within our other segment operations. Our portfolio of previously charged-off receivables is comprised principally of normal delinquency charged-off accounts, charged-off accounts associated with Chapter 13 Bankruptcy-related debt, and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (at which time the credit card activity becomes reportable within our Credit Cards segment).

Within our Auto Finance segment, our CAR subsidiary operations purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business. We purchase the auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on a couple of portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities.

The last of our current product and service offerings includes a limited test portfolio of small-balance (generally less than $500), short-term loans that we originate over the Internet in the U.S. and to which we refer as “micro-loans.” The results of our continuing U.S. Internet micro-loan testing are reported within our Internet Micro-Loans segment.

We also entered into a contract and completed a transaction to dispose of our Retail Micro-Loans segment during 2011 as discussed further below.  In accordance with applicable accounting literature, we have classified this segment’s business operations as discontinued operations within our consolidated statements of operations for all periods presented.

In connection with our consideration of a potential spin-off of our U.S. and U.K. micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc., filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments most recently on November 30, 2010.  On April 13, 2011, we formally requested the withdrawal of this registration statement due to the completion of our MEM sale.

The most significant business changes or events for us during the year ended December 31, 2011 were:

•
The sale of our Retail Micro-Loans segment to a subsidiary of Advance America, Cash Advance Centers, Inc. for $46.2 million on October 10, 2011, thereby resulting in (1) a gain (net of related sales expenditures) of $5.1 million that is included as a component of discontinued operations within our consolidated statement of operations for the year ended December 31, 2011, and (2) the classification our Retail Micro-Loans segment’s operations as discontinued operations for all periods presented within our consolidated statements of operations;

•
Our repurchases in open market transactions of an aggregate of $62.0 million in face amount of our 3.625% convertible senior notes due in 2025 and $1.0 million in face amount of our 5.875% convertible senior notes due in 2035 for $59.3 million and $0.4 million, respectively, such amounts being inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes;

•	The closing of a tender offer in April 2011, through which we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million;

•
The sale of our MEM operations to a subsidiary of Dollar Financial Corp for $195.0 million on April 1, 2011, thereby resulting in (1) a gain (net of related sales expenditures) of $106.0 million that is included as a component of discontinued operations within our consolidated statements of operations for the year ended December 31, 2011, (2) the classification of our MEM operations as discontinued operations for all periods presented within our consolidated statements of operations, and (3) the confirmation of our classification of these operations on our consolidated balance sheet as of December 31, 2010 as held for sale;

•
Our acquisition of a 50% interest in a joint venture that purchased at discounted price in March 2011 all of the outstanding notes issued out of our U.K. Portfolio structured financing trust and reported a gain in the three months ended March 31, 2011 upon its marking of such notes to their fair value as of March 31, 2011 under its fair value option election (of which $17.1 million was our allocable share);

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

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets. These markets worsened significantly in 2008 and are not likely to return to any degree of efficient and effective functionality for us in the near term—particularly given a current U.S. regulatory and economic environment in which sub-prime credit card lending returns on investment are not attractive enough for us to want to originate any significant level of new credit card receivables in the U.S. (other than through our Investment in Previously Charged-Off Receivables segment’s balance transfer program). We continue, however, to originate credit cards in the U.K. because we believe the U.K. regulatory environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.

In the current environment, the only material recurring cash flows we receive within our Credit Cards segment are those associated with servicing compensation, distributions from one of our equity-method investees that in March 2011 purchased and now holds all of the outstanding notes issued out of our U.K. Portfolio structured financing trust, and the modest cash flows we are receiving from unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities. As such, we are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have had the effect of reducing our potential for profitability. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards segment can better support with its diminished cash inflows will not result in further impairments in the fair values of our credit card receivables; however, this outcome cannot be assured.

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

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities that would be reflected predominantly within our Credit Cards segment:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as has been done historically through dividends and tender offers, including our tender offer that closed in April 2011, whereby we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million). Additionally, given that financing for growth and acquisitions currently is constrained, as well the potential conversions of our 3.625% convertible senior notes, which would require us to repurchase the $83.9 million in face amount of such notes outstanding as of December 31, 2011, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure until we can finance and complete further acquisitions.

CONSOLIDATED RESULTS OF OPERATIONS
(In Thousands)	2011	2010	Income Increases (Decreases) from 2010 to 2011
Total interest income	$149,429	$263,821	$(114,392)
Interest expense	(43,979)	(58,631)	14,652
Fees and related income on earning assets:
Internet micro-loan fees	3,614	1,935	1,679
Fees on credit card receivables	10,609	24,384	(13,775)
Changes in fair value of loans and fees receivable recorded at fair value	181,502	230,911	(49,409)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(90,524)	32,300	(122,824)
Income on investments in previously charged-off receivables	42,483	32,293	10,190
Gross loss on auto sales	(111)	(2,290)	2,179
(Losses) gains on investments in securities	(4,449)	4,207	(8,656)
Loss on sale of JRAS assets	(4,648)	—	(4,648)
Gains upon litigation settlement with former third-party issuing bank partner	—	12,150	(12,150)
Other	2,321	1,858	463
Other operating income:
Servicing income	3,281	6,880	(3,599)
Ancillary and interchange revenues	9,281	10,955	(1,674)
Gain on repurchase of convertible senior notes	645	28,787	(28,142)
Gain on buy-out of equity-method investee members	623	—	623
Equity in gain (loss) of equity-method investees	32,657	(9,584)	42,241
Total	$292,734	$579,976	$(287,242)
Losses upon charge off of loans and fees receivable recorded at fair value	139,480	464,809	325,329
Provision for losses on loans and fees receivable recorded at net realizable value	4,663	35,423	30,760
Operating expenses:
Salaries and benefits	22,353	33,563	11,210
Card and loan servicing	74,038	97,307	23,269
Marketing and solicitation	3,620	2,058	(1,562)
Depreciation	4,772	10,957	6,185
Other	28,044	43,620	15,576
Net income (loss)	135,064	(94,945)	230,009
Net income attributable to noncontrolling interests	1,047	2,559	1,512
Net income (loss) attributable to controlling interests	134,017	(97,504)	231,521

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Total interest income. In the year ended December 31, 2011, total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The decline from the year ended December 31, 2010 is due to net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Interest expense.  The decrease is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our repurchases of our convertible senior notes throughout 2010 and 2011.

We also note that notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect lower interest expense for these notes in future periods attributable to (1) our 2011 repurchases of an aggregate $62.0 million in face amount of our 3.625% convertible senior notes and $1.0 million in face amount of our 5.875% convertible senior notes and (2) the likely investor put of our 3.625% convertible senior notes to us in May 2012.

 Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•	improved performance within our Investments in Previously Charged-Off Receivables segment;

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

•
our recognition of a $3.4 million loss in the third quarter of 2011 on an investment that we made in non-marketable debt securities—such loss representing 100% of the face amount of the notes that we held from the issuer of the notes based on an other-than-temporary decline in their value, and our recognition of another $1.9 million loss in the third quarter of 2011 due to an other-than-temporary decline in the value of another issuer’s non-marketable debt securities in which we had previously invested.

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

Additionally, prospects for profits and revenue growth within our Investments in Previously Charged-off Receivables segment remain good. Although competition for purchases of pools of charged-off receivables is high, we believe that we can favorably compete within the marketplace, particularly given some of our unique offerings like our balance transfer program.

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

Ancillary and interchange revenues. During periods, unlike our current period, in which we are broadly originating credit card accounts or in which a significant number of credit card accounts are open to cardholder purchases, we market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs and debt waivers. The decline in our ancillary revenues associated with these activities and our interchange revenues corresponds with our account closure actions and net liquidations we have experienced in all of our credit card receivables portfolios in recent years. Absent portfolio acquisitions, we do not expect significant ancillary and interchange revenues in the future.

Gain on repurchase of convertible senior notes.  In open market transactions during the year ended December 31, 2011, we repurchased $62.0 million in face amount of our 3.625% notes due 2025 and $1.0 million in face amount of our 5.875% convertible senior notes due 2035 for $59.3 million and $0.4 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively, thereby resulting in the recognition of an aggregate gain during the year ended December 31, 2011 of $0.3 million and $0.3 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases), respectively.

In the year ended December 31, 2010 both in open market transactions and pursuant to the closing of two tender offers, we repurchased $84.6 million in face amount of our 3.625% notes due 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due 2035 for $52.1 million and $5.7 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively, thereby resulting in the recognition of an aggregate gain during the year ended December 31, 2010 of $24.2 million and $4.6 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases), respectively.

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

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Contractions in our auto finance loans and fees receivable combined with some modest effects of an improved economy over recent quarters account for the significant declines in our provisions for losses on loans and fees receivable recorded at net realizable value in the year ended December 31, 2011, compared to the year ended December 31, 2010. Similarly, we expect continued reductions in our provision for losses on loans and fees receivable recorded at net realizable value throughout 2012 attributable to the continued expected gradual net liquidation of our auto finance receivables. The level of contraction in these receivables is expected to outpace growth in receivables within our Internet micro-loan business, receivables associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program, and other receivables associated with new products we are testing (e.g., merchant and private label credit products). Moreover, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2012 versus 2011.

Total other operating expense. Total other operating expense decreased for the year ended December 31, 2011 relative to the year ended December 31, 2010, reflecting the following:

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

offset, however, by:

•	costs associated with our exploration and testing of various new business opportunities that largely utilize existing resources but prevent further downsizing of personnel costs.

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

Notwithstanding our cost-cutting efforts and focus, we currently are incurring, and will continue to incur, somewhat heightened legal costs until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit Cards segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance and Investments in Previously Charged-Off Receivables businesses, we may experience continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests.  We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of operations. Because of various transactions that have taken place during 2010 and into the first and second quarters of 2011, unless we enter into significant new majority-owned subsidiary ventures with noncontrolling interest holders in the future, we expect to have negligible noncontrolling interests in our majority-owned subsidiaries and negligible allocations of income or loss to noncontrolling interest holders in future quarters. Transactions contributing to this development and the decline in net income attributable to noncontrolling interests in 2011 versus 2010 include:

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

Income taxes. Computed considering results for only our continuing operations before income taxes, our effective income tax expense rate was a negative 1.8% for the year ended December 31, 2011, versus our effective income tax benefit rate of a positive 1.8% for the year ended December 31, 2010.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been an 88.1% expense rate and a 31.9% benefit rate, in the years ended December 31, 2011 and 2010, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $2.1 million and $3.5 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2011 and 2010, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized such reductions in the amounts of $1.0 million and $3.5 million in the years ended December 31, 2011 and 2010, respectively.

Credit Cards Segment

Included at the end of this “Credit Cards Segment” section under the heading “Definitions of Financial, Operating and Statistical Measures” are definitions for various terms we use throughout our discussion of the Credit Cards segment.

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card receivables portfolios. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. Also, while insignificant currently, revenues (during previous periods of broad account origination and in which significant numbers of accounts were open to cardholder purchases) also have included those associated with (1) our sale of ancillary products such as memberships, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

We solicit credit card accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offering’s open credit card accounts carrying value currently represents 4.1% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

We record the finance charges and late fees assessed on our credit card receivables in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within our provision for losses on loans and fees receivable on our consolidated statements of operations (for all credit card receivables other than those underlying formerly off-balance-sheet securitization structures) and within losses upon charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other credit card receivables underlying formerly off-balance-sheet securitization structures for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

We historically have originated and purchased our credit card portfolios through subsidiary entities. Generally, if we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income (loss) of equity-method investees category on our consolidated statements of operations.

Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we include within managed receivables those receivables we manage for our consolidated subsidiaries, but we exclude from managed receivables any noncontrolling interest holders’ shares of the receivables during applicable periods. Additionally, we include within managed receivables only our economic share of the receivables that we manage for our equity-method investees.

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

 We typically have purchased credit card receivables portfolios at substantial discounts. In our managed basis statistical data, we apply a portion of these discounts against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin in our managed basis statistical data using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component and the accretable yield component of our acquisition discount based on actual and projected future results.

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the credit card accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit card receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of this Report.

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):
	At or for the Three Months Ended
	2011				2010
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$477,242	$537,807	$612,104	$697,032	$774,875	$913,707	$1,052,977	$1,259,687
Period-end managed accounts	384	426	478	540	599	696	754	916
Percent 30 or more days past due	12.8%	12.7%	11.9%	12.5%	15.2%	18.0%	19.3%	20.2%
Percent 60 or more days past due	9.6%	9.0%	8.7%	9.5%	11.6%	14.0%	14.5%	16.0%
Percent 90 or more days past due	6.9%	6.3%	6.2%	7.0%	8.7%	10.4%	10.3%	12.5%

Average managed receivables	$509,083	$578,254	$658,309	$752,758	$843,394	$984,259	$1,146,358	$1,396,628
Combined gross charge-off ratio	18.8%	20.6%	24.0%	29.5%	36.4%	37.1%	47.8%	42.8%
Net charge-off ratio	14.9%	16.5%	19.6%	23.9%	28.9%	29.6%	37.2%	34.8%
Adjusted charge-off ratio	11.8%	13.7%	16.5%	22.6%	28.6%	29.2%	36.8%	34.5%
Total yield ratio	25.4%	21.5%	24.6%	23.1%	25.1%	31.9%	27.6%	29.4%
Gross yield ratio	18.7%	19.4%	18.9%	18.6%	18.8%	20.4%	20.6%	21.2%
Net interest margin	12.7%	13.4%	12.8%	11.9%	11.9%	13.1%	11.3%	14.9%
Other income ratio	2.8%	(1.6%)	1.7%	2.0%	3.3%	8.9%	3.6%	4.7%
Operating ratio	11.4%	11.5%	11.9%	10.4%	9.8%	9.2%	12.0%	11.2%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given the closure of substantially all credit card accounts underlying the portfolios. Moreover, with the isolated exceptions of our balance transfer program within our Investments in Previously Charged-Off Receivables segment (the post-card issuance activities of which are reported within our Credit Cards segment) and some limited product testing in the U.K., we have curtailed our credit card marketing efforts in light of (1) dislocation in the liquidity markets and uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and (2) an unfavorable account origination regulatory climate in our primary U.S. market. We do not anticipate meaningful account or receivables additions in the near term to offset the receivables balance contractions noted above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” in this Report.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

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

Given that the largest wave of account reduction and account closure-related charge offs cycled through early in 2009, one would logically expect to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our 2011 and 2010 delinquency statistics relative to corresponding dates in prior years and is consistent with our expectations for the next few quarters. While improvements in our charge-off ratios generally can be expected to lag delinquency improvements, we do note the significant year-over-year reductions in all of our charge-off ratios in 2011 quarters relative to corresponding 2010 quarters—a trend that we expect to continue to see into the future.

Lastly, we note that our low delinquency rates at the close of the second quarter of 2011 reflect seasonal payment patterns through the first quarter. Payment rates were particularly strong relative to recent years during this year’s tax refund season, thereby bringing delinquency rates down. Our delinquency rates as of the close of the fourth quarter of 2011 are trending slightly higher than they were at the close of the second quarter of 2011. We do note (consistent with our expectations) that the trend of significantly falling delinquency rates over the past several quarters ceased in the third quarter of 2011. At this point, we expect 30-or-more-day-past-due delinquency rates to stabilize in the low to mid teens with more normalized seasonal variations evident in the rates.

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

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these receivables relative to all of our other outstanding credit card receivables, all things being equal, one would expect reduced charge-off ratios. This is supported by the above overall trend of declining charge-off rates. This trend is muted to some degree, however, for our net charge-off ratio and our adjusted charge-off ratio (as discussed in more detail below) simply due to a change in the mix of our charge offs toward a higher relative level of principal charge offs versus finance and fee charge offs.

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

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Variations in the rates of growth or decline in the net charge-off ratio relative to those of our combined gross charge-off ratio can be caused by (1) the relative volumes of principal versus fee credits provided to customers associated with settlement programs and payment incentive programs—such credits being treated as charge offs in our various managed receivables statistics and (2) the relative percentage of our charge offs within our lower-tier credit card portfolio (for which fee charge offs relative to principal charge offs are much greater than with our other originated and purchased portfolios). Because of these factors, our rate of decline in our net charge-off ratio in 2010 and 2011 is not entirely consistent with the rate of decline in our combined gross charge-off ratio. Nevertheless, our net charge-off ratio has trended lower in each quarter throughout 2010 and 2011. Moreover, with aforementioned 2009 account closure and early 2010 collection outsourcing actions having long been completed and given a somewhat more stable economic environment, we expect a continuation of the generally trending decline in our net charge-off ratio for the next several quarters (with such generally continuing trending declines more closely correlating with expected declines in our combined gross charge-off ratio).

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

Notwithstanding the above factors causing trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the first, second, third and fourth quarters of 2010 due to gains associated with debt repurchases in those quarters as detailed and quantified in the discussion of our other income ratio below. Negatively impacting our third quarter 2011 total yield ratio were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested (as also addressed in our Other income ratio discussion below.)

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

Our other income ratio was positively impacted by gains realized on the repurchase of our convertible senior notes in the first and second quarters of 2010. As computed without regard to these gains, our other income ratio would have been 0.7% and 0.5% in the three months ended March 31 and September 30, 2010, respectively.  Similarly, our third quarter and fourth quarter 2010 other income ratios were skewed higher by gains realized on the repurchase of our convertible senior notes and $12.1 million in gains on settlement of our CB&T litigation in the third quarter and a $4.1 million recovery in the fourth quarter of losses we experienced several years ago on an investment that we had made in a third-party’s asset-backed securities; absent these gains, our other income ratios would have been 1.7% and 1.2% for the three months ended September 30 and December 31, 2010, respectively. Like in the first, second and fourth quarters of 2011, we expect a positive generally low fractional to single-digit other income ratio for the foreseeable future unless we experience further material gains associated with future debt repurchases, which could cause an increase in the ratio. We note that we have experienced only immaterial gains associated with our convertible senior note repurchases in 2011—gains which are not material enough effect to warrant pro forma computations of the other income ratios in 2011 quarters without the effects of such gains.  Negatively affecting our other income ratio for the third quarter of 2011 were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested; excluding the impact of these write downs, our other income ratio would have been 2.1%.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts, our managed receivables levels are generally falling at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). This phenomenon is reflected in our operating ratio statistics over the 2010 and 2011 quarters, and notwithstanding this phenomenon, we generally expect a low-double-digit operating ratio for the next several quarters, even with the effects that net liquidations of our credit card receivables will have on the operating ratio given our fixed cost base.

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

Our Credit Cards segment operations are separate and distinct from our other segment operations. As such, if we were ever to conclude that the ongoing costs of these operations exceeded their benefits (i.e., cash flows to us and residual asset values), we could liquidate our Credit Card operations (either by continuing to allow them to decline in size or through more aggressive action) with minimal impact on future financial performance of our other operating segments. We reference the table included in Note 11, “Notes Payable Associated with Structured Financings, at Fair Value,” to our consolidated financial statements, which quantifies the risk to our consolidated total equity position associated with a complete liquidation of our credit cards receivables portfolios.

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

Net interest margin. Represents an annualized fraction, the numerator of which includes finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, less interest expense associated with portfolio-specific structured financing debt facilities and finance charge and late fee charge offs, and the denominator of which is average managed receivables. (Net interest margins are influenced by a number of factors, including (1) the level of finance charges and late fees, (2) the weighted average cost of funds underlying portfolio-specific debt or within our securitization structures, (3) amortization of the accretable yield component of our acquisition discounts for portfolio purchases and (4) the level of our finance charge and late fee charge offs.)

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

Investments in Previously Charged-Off Receivables Segment

For 2011 and 2010, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	2011	2010
Unrecovered balance at beginning of period	$29,889	$29,669
Acquisitions of defaulted accounts	46,974	30,548
Cash collections	(82,236)	(62,621)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our consolidated statements of operations)	42,483	32,293
Unrecovered balance at end of period	$37,110	$29,889

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we charge as an operating expense without any offsetting income amounts. Our estimated remaining collections on the $37.1 million unrecovered balance of our investments in previously charged-off receivables as of December 31, 2011 amount to $182.9 million (before servicing costs), of which we expect to collect 41.5% over the next 12 months, with the balance to be collected thereafter.

Previously charged-off receivables held as of December 31, 2011 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards segment discussion above). At December 31, 2011, $3.3 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions. Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 0.5% of our consolidated total assets.

We estimate the life of each pool of previously charged-off receivables we typically acquire to be between 60 months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately 84 months for Chapter 13 Bankruptcies.  Our acquisition of previously charged-off accounts through our balance transfer program results in receivables with a higher-than-typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase.

We have experienced and expect further improving trends and results associated with the balance transfer program within our Investments in Previously Charged-Off Receivables segment. We also believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and can lead to increased placements from third parties. Moreover, we have been testing a balance transfer program in the U.K.  To date, this program has generated revenues that, while currently growing, are not yet material to our consolidated financial statements.

The increase in the availability of third-party charged-off paper has created several opportunities for us over the past few years. We have been able to complete several large purchases of previously charged-off receivables portfolios from third parties at attractive pricing. We note, however, that the landscape for purchases of previously charged-off receivables is competitive, thus making it challenging for us to grow as rapidly as desired and at our desired returns on investment. Notwithstanding the effects of competition on our growth rates, we do expect to continue to expand our activities and earn attractive returns in this area.

Micro-Loan Businesses

Our continuing micro-loan operations consist of those test operations conducted in the U.S. via the Internet. Discontinued micro-loan operations presented within our consolidated financial statements are comprised of (1) our former Retail Micro-Loans segment operations, which were sold on October 10, 2011 and through which we marketed, serviced and/or originated small-balance, short-term loans that were typically due on the customer’s next payday through a network of retail branch locations in the U.S. and (2) our former MEM business, which was sold on April 1, 2011. Because of the sale of our former Retail Micro-Loans segment and MEM operations, the data included in management’s discussion and analysis of our micro-loan segments exclude any effects of our Retail Micro-Loans segment and our MEM operations.

Internet Micro-Loans Segment

As previously noted, on April 1, 2011, we completed the planned sale of our MEM operations. Our MEM operations are classified as held for sale on our consolidated balance sheet as of December 31, 2010 and accordingly as discontinued operations (along with the associated gain on their sale) on our consolidated statements of operations and in our operating segment tables for all periods presented.

We are testing the Internet micro-loan platform underwriting techniques and marketing approaches within the U.S. at a measured pace. As noted previously, our U.S. Internet micro-loan operations represent our only continuing micro-loan operations, and they originated $14.8 million in micro-loans during the year ended December 31, 2011 resulting in revenue of $3.6 million; this compares with $5.9 million in U.S. Internet micro-loans originated during the year ended December 31, 2010 which produced revenue of $1.9 million.  Summary financial data (in thousands) for our Internet Micro-Loans segment are as follows:
	For the Year Ended December 31,
	2011	2010
Total revenues	$3,639	$1,935
Loss on continuing operations before income taxes	$(6,465)	$(3,590)
Income from discontinued operations before income taxes	$110,992	$26,435
Income attributable to noncontrolling interests in discontinued operations	$(1,129)	$(3,501)
Period end loans and fees receivable for continuing operations, gross	$3,093	$1,895

Auto Finance Segment

Our Auto Finance segment historically included a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount and services auto loans for a fee; its customer base includes a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business.

We also historically owned substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007 and operated from that time until our disposition of certain JRAS operating assets in the first quarter of 2011.  In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a December 31, 2011 carrying amount of $3.2 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a then $9.4 million non-recourse loan to us (the partial proceeds of which we used to repay a prior lender and of which $2.6 million was outstanding as of December 31, 2011), and we contracted with JRAS to service those receivables on our behalf.

Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables.

Collectively, we currently serve more than 700 dealers through our Auto Finance segment in 36 states and the District of Columbia.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2011				2010
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$87,755	$99,237	$113,316	$128,254	$154,191	$177,799	$206,435	$232,418
Period-end managed accounts	26	27	29	30	33	35	38	38
Percent 30 or more days past due	12.8%	11.9%	10.2%	8.6%	12.8%	12.2%	10.2%	11.6%
Percent 60 or more days past due	4.9%	4.7%	3.8%	3.6%	5.3%	4.8%	3.9%	6.6%
Percent 90 or more days past due	2.1%	2.3%	1.5%	1.5%	2.4%	1.8%	1.4%	4.2%
Average managed receivables	$92,719	$106,881	$120,773	$140,132	$165,286	$192,480	$220,416	$248,315
Gross yield ratio	36.3%	35.5%	32.6%	29.2%	29.1%	27.5%	25.2%	24.1%
Adjusted charge-off ratio	8.3%	9.8%	10.9%	21.1%	20.3%	18.1%	18.2%	17.0%
Recovery ratio	7.1%	5.6%	7.0%	3.4%	3.6%	3.1%	4.5%	2.4%
Net interest margin	24.4%	25.6%	23.8%	20.5%	19.8%	23.4%	14.9%	14.0%
Other income ratio	1.4%	1.2%	0.9%	(11.2)%	0.6%	(0.3)%	(0.8)%	(1.6)%
Operating ratio	21.3%	19.5%	18.7%	18.7%	20.7%	17.6%	16.1%	16.6%

Managed receivables.  Period-end managed receivables have gradually declined as we have curtailed significant purchasing and origination activities. As of December 31, 2011, only CAR continues to purchase/originate loans. Given liquidations of the ACC and JRAS portfolios, managed receivables within this segment will continue to decline for the next several quarters.

Delinquencies. Our ACC and JRAS receivables portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy account for the modest year-over-year improvement in delinquency statistics. Because the JRAS and ACC portfolios are now of lesser significance, we do not expect any material further improvements in our delinquency statistics.

Gross yield ratio, net interest margin and other income ratio.  The effects of higher JRAS and ACC delinquencies and charge offs generally have served to depress our net interest margins in recent quarters, although there is a general trend line of improving net interest margins relative to comparable 2010 periods due in part to the gradual liquidation of the JRAS and ACC receivables portfolios, thereby causing the better-performing CAR portfolio to comprise a greater percentage of average managed auto finance receivables. The spike in the net interest margin in the third quarter of 2010 resulted from the reversal in that quarter of previously recognized contingent interest expense associated with debt within our ACC operations.  The terms of the ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. We concluded in the third quarter of 2010 that such additional compensation was unlikely; however, based on recent improvements in the performance of the ACC receivables, we reestablished an additional interest expense liability of $1.5 million as of December 31, 2011.

Consistent with our recent experiences, as our ACC and JRAS receivables continue their decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields we achieve within our CAR operations are expected to continue to result in incrementally higher gross yield ratios and net interest margins in future quarters.

The principal component of our other income ratio in pre-2011 quarters was the gross profit (or more recently loss) that our JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio historically moved in relative tandem with the volume of JRAS’s auto sales. The 2010 suspension of new inventory purchases and corresponding dramatic decline in sales caused the significant reduction in our other income ratio in 2010, particularly given that we sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Our other income ratio in the first quarter of 2011 reflects the $4.6 million loss recognized on the sale of our JRAS operating assets in February 2011. Because of the sale of these operations (and the commensurate elimination of the principal source of other income), we expect an insignificant other income ratio for the foreseeable future in line with what we experienced in 2011.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio through the first quarter of 2011, therefore, reflected (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects, particularly in the fourth quarter of 2009 and in subsequent quarters, of the six 2009 and five 2010 JRAS lot closures and the corresponding negative impact this had on collections within our JRAS operations during 2010, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter of 2010, and (5) the initial impact on charge offs of JRAS’s modified collection practices in 2010 as it worked with its lender pursuant to a then-standing forbearance agreement with the lender. Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 have declined in relative significance as a percentage of our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio has declined significantly subsequent to the first quarter of 2011. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that not only contributed to the 2011 decline in our adjusted charge-off ratio, but is also expected to result in lower adjusted charge-off ratios in future quarters.  Also serving to reduce our second quarter 2011 adjusted charge-off ratio as well as increase our second quarter 2011 recovery ratio was a large sale of repossessed autos at auction related to the receivables of our former JRAS operations, which had accumulated a growing inventory of such vehicles leading into the second quarter of 2011 as well as increased recoveries experienced in our ACC portfolio.  A similar increase in recoveries was seen during the fourth quarter in our ACC portfolio.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but overall we expect it to fall in the 5-7% range.

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

Future Expectations

Our CAR operations are performing well in the current environment (achieving consistent profitability) and are expected to continue at current levels for the foreseeable future. Offsetting these positive results are ACC and JRAS operations which (due to ongoing credit losses and increased contingent interest expense associated with our ACC amortizing debt facility) are expected to depress overall Auto Finance segment results for 2012. As these ACC and JRAS receivables gradually liquidate, however, they should have a diminishing adverse effect on the positive results we are experiencing within our CAR operations.

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

Although we are hopeful that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and have closed substantially all of our credit card accounts (other than those associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program and U.K. accounts). To the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while continuing to enhance shareholder value to the greatest extent possible.

All of our Credit Cards segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts with no bullet repayment requirements or refinancing risks to us. Additionally, with the exception of our new CAR structured finance facility into which we entered in October of 2011 and which does not mature until October 2014, our remaining Auto Finance segment structured financing facilities are likewise expected to amortize down with collections on the receivables that serve as collateral for the facilities with no bullet repayment requirements or refinancing risks to us. We also note that we do not have any outstanding debt facilities within our Internet Micro-Loans segment. (Also, as noted throughout this Report, we have sold our Retail Micro-Loans segment and MEM operations and thus carry no debt associated with these discontinued former operations.) Lastly, and notwithstanding the various debt market and sub-prime financing challenges cited above, our Investment in Previously Charged-Off Receivables segment was able to obtain a new credit facility on favorable terms in November 2011. This facility initially provides for $35.0 million in available financing to facilitate the growth of this segment’s operations, can be drawn upon to the extent of outstanding eligible receivables within the segment’s operations, and accrues interest at an annual rate equal to LIBOR plus an applicable margin ranging from 3.25% to 4.75% based on certain financial metrics.  The facility is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio, a collections minimum and a tangible net worth minimum, the failure of which could result in required early repayment of all or a portion of the outstanding balance.  The facility matures in November 2014.

Our continuing challenge within our Credit Cards segment is to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows under our amortizing credit card structured financing facilities, the cash flows we receive from our 50%-owned equity-method investee that owns all of the outstanding notes underlying our U.K. Portfolio structured financing trust, and the modest cash flows we are receiving from unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities. Furthermore, the values of our credit card receivables that are pledged as collateral against our currently outstanding structured financing facilities could prove insufficient to provide for any residual value that ultimately would be payable to us. In such a case, we could experience further impairments to the recorded value of our credit card receivables, although we note that the recorded value has been substantially written down already leaving significantly less opportunity for write-downs in the future.

Our current focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs. For example, as noted throughout this Report, we have closed substantially all of our credit card accounts (other than those underlying our Investment in Previously Charged-Off Receivables segment’s balance transfer program and  accounts in the U.K.); consequently, each of our managed credit card receivables portfolios is expected to show fairly rapid net liquidations in balances for the foreseeable future. Similarly, the lack of available growth financing for our Auto Finance segment has caused us to limit capital deployment to that segment, which will cause contraction in its receivables and revenues over the coming months. Offsetting these restrictions on available capital is the incremental $65.5 million of net capital generated in April 2011 following (1) the sale of our MEM operations on April 1, 2011, which resulted in $170.5 million of pre-tax cash to us after the purchase of minority shares and other transaction-related expenditures and (2) the closing of a tender offer in April 2011, under which we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.  Additionally, the October 2011 sale of our Retail Micro-Loans segment resulted in additional cash proceeds of $43.8 million (net of related sales expenditures).

At December 31, 2011, we had $144.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the year ended December 31, 2011 are as follow:

•
During the year ended December 31, 2011, we generated $83.8 million in cash flows from operations compared to $335.5 million of cash flows from operations generated during the year ended December 31, 2010. The decrease was principally related to (1) significant net tax refunds during 2010 as contrasted with a small level of net tax payments during 2011, (2) lower collections of credit card finance charge receivables in the year ended December 31, 2011 relative to the same period in 2010 given diminished receivables levels, and (3) reductions in the net liquidation of receivables associated with our JRAS operations, given the diminishing levels of receivables, offset by reduced spending levels during 2011 as a result of our various ongoing cost-cutting initiatives.

•
During the year ended December 31, 2011, we generated $433.5 million of cash through our investing activities, compared to generating $173.4 million of cash in investing activities during the year ended December 31, 2010. But for our investment of $75.0 million in marketable securities during the year ended December 31, 2010 ($19.2 million of which marketable securities had been redeemed as of December 31, 2010), we would have generated $229.2 million in cash from investing activities in the year ended December 31, 2010.  Adding to net cash generated during the year ended December 31, 2011 was cash received for the sale of our MEM, JRAS and Retail Micro-Loans operations.  Consistent with the current net liquidating status of our credit card and auto finance receivables, we expect continued net cash provided by investing activities over the next few quarters.

•
During the year ended December 31, 2011, we used $458.6 million of cash in financing activities, compared to our use of $607.7 million of cash in financing activities during the year ended December 31, 2010. In both periods ended December 31, 2011 and 2010, the data reflect net repayments of debt facilities (which were greater in 2010 than in 2011) corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Other factors contributing to our 2010 use of cash in financing activities included (1) our repurchases of $84.6 million in face amount of our 3.625% convertible senior notes due in 2025 and $15.6 million in face amount of our 5.875% convertible senior notes due in 2035 for $52.1 million and $5.7 million, respectively (2) our purchase of 6% of the outstanding noncontrolling interests of MEM for £4.3 million ($6.6 million),  and (3) our purchase of 12.2 million shares of our common stock for an aggregate cost of $85.3 million pursuant to the May 2010 closing of a tender offer for such shares. Unique transactions reflected in 2011 cash used in financing activities included (1) our repurchases of $62.0 million in face amount of our 3.625% convertible senior notes due in 2025 and $1.0 million in face amount of our 5.875% convertible senior notes due in 2035 for $59.3 million and $0.4 million, respectively, and (2) our April 2011, repurchase of 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.

Except as to the $35.0 million in unused financing capacity within our Investment in Previously Charged-Off Receivables segment, the borrowings under which would be restricted for use only by subsidiaries within that segment and would not be available to us for general corporate purposes, we had no material unused draw capacity under our debt facilities as of December 31, 2011. As such, our $144.9 million of unrestricted cash on our consolidated balance sheet represents our maximum available liquidity at December 31, 2011. Moreover, the $144.9 million in aggregate December 31, 2011 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among all of our business segments, and the liquidity available to any one of our business segments as of December 31, 2011 is appreciably below the $144.9 million in unrestricted cash balance. We continue to pursue a number of new financing facilities and liquidity sources.  If new financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities, including further repurchases of our convertible senior notes and stock, portfolio acquisitions, and marketing and originations within our various businesses.

The most recent global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed financing for our originated portfolio activities at attractive advance rates in the last down cycle (2001 through 2003), the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as those seen during the recent crisis. Additionally, while we were successful during that down cycle in obtaining asset-backed financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing has not been available from traditional market participants since the advent of the most recent crisis. Last and most significant is the adverse impact that the most recent global liquidity crisis has had on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by many economists not to decline in any meaningful way for several more quarters. Lower assets values and higher rates of job loss and levels of unemployment have translated into reduced payment rates within the credit card industry generally and for us specifically.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, (3) further dividends similar to the one on December 31, 2009, and (4) investments in certain financial and non-financial assets or businesses. Net of 2011 share repurchases, and pursuant to a 10,000,000 common share repurchase plan authorized by our Board of Directors on August 5, 2010, we are authorized to repurchase a remaining 9,255,100 common shares under the repurchase plan through June 30, 2012.

Lastly, we note that, absent draws under our Investment in Previously Charge-Off Receivables segment debt facility (none of which have occurred to date), the only remaining material refunding or refinancing risks to us are those of our convertible senior notes and the new CAR financing facility into which we entered in October 2011 and which does not mature until October 2014. In May 2012, we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes, of which $83.9 million in face amount were outstanding as of December 31, 2011.  We anticipate that all of the holders of our 3.625% convertible senior notes will require us to repurchase the notes in May 2012.  In addition to any cash or other assets that we have on hand at such time to satisfy these potential conversions, we ultimately may rely on debt or equity issuances or possible exchange offerings, none of which are assured, to satisfy them. Moreover, as we noted previously, we continue to evaluate repurchases of our 3.625% convertible senior notes and our 5.875% convertible senior notes due in 2035 at prices that generate acceptable returns for our shareholders relative to alternative uses of our capital.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 13, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

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

Recognition and Measurements with Respect to Uncertain Tax Positions

Our businesses and the tax accounting for our businesses are very complex, thereby giving rise to a number of uncertain tax positions, several of which are matters that are under consideration, and in some cases under dispute, in audits of our operations by various taxing authorities (including the Internal Revenue Service at the federal level with respect to net operating losses that we incurred in 2007 and 2008 and that we carried back to obtain tentative refunds of federal taxes paid in earlier years dating back to 2003).

In determining whether we are entitled to recognize, and in measuring the level of benefits that we are entitled to recognize associated with, uncertain tax positions, we (and experts that we have hired to advise us) make an evaluation of the technical merits of a tax position derived from sources of authorities in the tax law (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances underlying our tax position. Although we believe we are several years away from ultimate resolution, and possible settlement and payment, with respect to our uncertain tax positions, including those taken in the 2007 and 2008 years under audit by the Internal Revenue Service, it is possible that we may ultimately settle with the Internal Revenue Service on one or more uncertain tax positions in a manner that differs from the liabilities that we have recorded associated with such positions under our recognition and measurement determinations.

To the extent that our ultimate settlements result in less liability than we have recorded associated with our uncertain tax positions, we could experience a material release of liability, increase in income, and greater liquidity than our investors might otherwise expect. Alternatively, to the extent that our ultimate settlements result in more liability than we have recorded, our results of operations and liquidity could be materially adversely affected.

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

See the Index to Financial Statements in Item 15, “Exhibits and Financial Statements Schedules.”

Management’s Report on Internal Control over Financial Reporting

Management of CompuCredit Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for CompuCredit Holdings Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2011, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Act) was carried out on behalf of CompuCredit Holdings Corporation and our subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2011. During the fourth quarter of our year ended December 31, 2011, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of CompuCredit,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders in the sections entitled “Executive Compensation” and “Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We maintain two stock-based employee compensation plans (our Employee Stock Purchase Plan or “ESPP” and our 2008 Equity Incentive Plan), which we assumed from CompuCredit Corporation in connection with a June 30, 2009 holding company reorganization. The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares (of which 1,103,518 remain). Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated.

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

The following table provides information about our outstanding option and restricted stock unit awards as of December 31, 2011.
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Vesting of Restricted Stock Units (1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Employee Compensation Plans (Excluding Securities Reflected in First Column) (2)
Equity compensation plans previously approved by security holders	678,807	$39.24	1,169,651
Equity compensation plans not approved by security holders	—	—	—
Total	678,807	$39.24	1,169,651

(1)	Does not include outstanding shares of previously awarded restricted stock.
(2)	Includes 1,103,518 options or other share-based awards available under our 2008 Equity Incentive Plan and 66,133 shares available under our ESPP as of December 31, 2011.

Further information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

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
March 4, 2011, Form 10-K, exhibit 2.2
2.2
Asset Purchase Agreement, dated August 5, 2011, by and among Advance America, Cash Advance Centers, Inc., AAFA Acquisition, Inc., CompuCredit Holdings Corporation, CompuCredit Intellectual Property Holdings Corp. II, Valued Services, LLC, Valued Services of Alabama, LLC, Valued Services of Colorado, LLC, Valued Services of Kentucky, LLC, Valued Services of Oklahoma, LLC, Valued Services of Mississippi, LLC, Valued Services of Tennessee, LLC, Valued Services of Wisconsin, LLC, Valued Services of Ohio, LLC, VS of Ohio, LLC, Valued Services of South Carolina, LLC, and VS of South Carolina, LLC.
August 8, 2011, Form 8-K, exhibit 2.1
3.1		Articles of Incorporation.	June 8, 2009, Proxy Statement/Prospectus, Annex B
3.2		Bylaws.	August 10, 2009, Form 10-Q, exhibit 3.1
4.1		Form of common stock certificate.	July 7, 2009, Form 8-K, exhibit 3.3
4.2		Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	May 31, 2005, Form 8-K, exhibit 4.1
4.3		Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	July 7, 2009, Form 8-K, exhibit 4.1
4.4		Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	November 28, 2005, Form 8-K, exhibit 4.1
4.5		Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	July 7, 2009, Form 8-K, exhibit 4.2
10.1		Stockholders Agreement dated as of April 28, 1999.	January 18, 2000, Form S-1, exhibit 10.1
10.2	†	2008 Equity Incentive Plan	April 16, 2008, Schedule 14A, Appendix A
10.2	(a)†	Form of Restricted Stock Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.2
10.2	(b)†	Form of Restricted Stock Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.3
10.2	(c)†	Form of Stock Option Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.4
10.2	(d)†	Form of Stock Option Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.5
10.2	(e)†	Form of Restricted Stock Unit Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.6
10.2	(f)†	Form of Restricted Stock Unit Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.7
10.3	†	Amended and Restated Employee Stock Purchase Plan.	April 16, 2008, Schedule 14A, Appendix B
10.4	†	Amended and Restated Employment Agreement for Richard R. House, Jr.	December 29, 2008, Form 8-K, exhibit 10.4
10.4	(a)†	Restricted Stock Agreement, dated May 9, 2006 between CompuCredit Holdings Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.1
10.4	(b)†	Option Agreement, dated May 9, 2006 between CompuCredit Holdings Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.2

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated (1)
10.5	†	Amended and Restated Employment Agreement for David G. Hanna.	December 29, 2008, Form 8-K, exhibit 10.1
10.6	†	Amended and Restated Employment Agreement for Richard W. Gilbert.	December 29, 2008, Form 8-K, exhibit 10.3
10.7	†	Amended and Restated Employment Agreement for J.Paul Whitehead, III.	December 29, 2008, Form 8-K, exhibit 10.2
10.8	†	Consulting Agreement for Krishnakumar Srinivasan	April 7, 2010, Form 8-K, exhibit 10.1
10.9	†	Outside Director Compensation Package.	Filed herewith
10.10		Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	November 14, 2000, Form 10-Q, exhibit 10.1
10.10	(a)	First Amendment to Master Indenture dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.1(a)
10.10	(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)
10.10	(c)	Third Amendment to Master Indenture dated as of March 18, 2002.	March 1, 2004, Form 10-K, exhibit 10.9(c)
10.10	(d)	Form of Indenture Supplement.	November 22, 2000, Form 10-Q/A, exhibit 10.1(b)
10.10	(e)	Amended and Restated Series 2004-One Indenture Supplement, dated March 1, 2010, to the Master Indenture.	June 25, 2010, Form 8-K/A, exhibit 10.2

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings unless Otherwise Indicated (1)
10.10	(f)	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 24, 2003, Form 10-K, exhibit 10.11
10.10	(g)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.2(a)
10.10	(h)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.10	(i)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)
10.10	(j)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)
10.10	(k)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)
10.10	(l)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)
10.10	(m)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)
10.10	(n)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004.	March 2, 2006, Form 10-K, exhibit 10.10(o)
10.10	(o)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(p)
10.11
Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CompuCredit Funding Corp., CompuCredit Corporation, and CompuCredit Credit Card Master Note Business Trust.
June 25, 2010, Form 8-K/A, exhibit 10.1
10.12		Share Lending Agreement.	November 22, 2005, Form 8-K, exhibit 10.1
10.12	(a)	Amendment to Share Lending Agreement	Filed herewith

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings unless Otherwise Indicated (1)
10.13		Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.1
10.13	(a)	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.2
10.13	(b)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.3
10.13	(c)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation.	August 1, 2007, Form 10-Q, exhibit 10.4
10.13	(d)
Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CompuCredit International Acquisition Corporation.
August 1, 2007, Form 10-Q, exhibit 10.5
10.13	(e)	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.6
10.13	(f)
Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CompuCredit International Acquisition Corporation, Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas.
August 1, 2007, Form 10-Q, exhibit 10.7
10.14		Assumption Agreement dated June 30, 2009 between CompuCredit Holdings Corporation and CompuCredit Corporation	July 7, 2009, Form 8-K, exhibit 10.1

Exhibit Number		Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings unless Otherwise Indicated (1)
10.15		Amended and Restated Loan and Security Agreement, dated November 19, 2007 among JRAS, LLC and CapitalSource Finance.	March 5, 2010, Form 10-K, exhibit 10.19
10.15	(a)	First Amendment to Amended and Restated Loan and Security Agreement dated April 18, 2008.	March 5, 2010, Form 10-K, exhibit 10.19(a)
10.15	(b)	Second Amendment to Amended and Restated Loan and Security Agreement dated September 11, 2008.	March 5, 2010, Form 10-K, exhibit 10.19(b)
10.15	(c)	Third Amendment to Amended and Restated Loan and Security Agreement dated July 15, 2009.	March 5, 2010, Form 10-K, exhibit 10.19(c)
10.15	(d)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated January 22, 2010.	March 5, 2010, Form 10-K, exhibit 10.19(d)
10.16		Loan and Security Agreement, dated October 4, 2011among CARS Acquisition LLC, et al and Wells Fargo Preferred Capital, Inc.	Filed herewith
10.16	(a)	Agreement by CompuCredit Holdings Corporation in favor of Wells Fargo Preferred Capital, Inc	Filed herewith
10.17		Credit Agreement, dated November 2, 2011, by and among Jefferson Capital Systems, LLC, Jefferson Capital Card Services, LLC and The Private Bank and Trust Company	February 24, 2012, Form 8-K/A, exhibit 10.1
10.17	(a)	Security Agreement, dated November 2, 2011 by and between Jefferson Capital Systems, LLC and The Private Bank and Trust Company.	February 24, 2012, Form 8-K/A, exhibit 10.2
10.17	(b)	Security Agreement, dated November 2, 2011 by and between Jefferson Capital Card Services, LLC and The Private Bank and Trust Company.	February 24, 2012, Form 8-K/A, exhibit 10.3
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of BDO USA, LLP.	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith
99.1		Charter of the Audit Committee of the Board of Directors.	March 4, 2011, Form 10-K, exhibit 99.1
99.2		Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2
101.INS		XBRL Instance Document	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.
(1)	Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (File No. 000-25751), our predecessor issuer.

Report of Independent Registered Public Accounting Firm

The Board of Directors

CompuCredit Holdings Corporation

We have audited the accompanying consolidated balance sheets of CompuCredit Holdings Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCredit Holdings Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Atlanta, Georgia

March 5, 2012

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2011	2010
Assets
Unrestricted cash and cash equivalents	$144,913	$68,931
Restricted cash and cash equivalents	23,759	36,023
Loans and fees receivable:
Loans and fees receivable, net (of $4,494 and $4,591 in deferred revenue and $7,156 and $9,282 in allowances for uncollectible loans and fees receivable at December 31, 2011 and 2010, respectively)	64,721	50,805
Loans and fees receivable pledged as collateral under structured financings, net (of $511 and $15,912 in deferred revenue and $7,537 and $28,340 in allowances for uncollectible loans and fees receivable at December 31, 2011 and 2010, respectively)	31,902	118,801
Loans and fees receivable, at fair value	28,226	12,437
Loans and fees receivable pledged as collateral under structured financings, at fair value	238,763	373,155
Investments in previously charged-off receivables	37,110	29,889
Investments in securities	6,203	64,317
Deferred costs, net	3,033	3,151
Property at cost, net of depreciation	8,098	15,893
Investments in equity-method investees	49,862	8,279
Intangibles, net	—	2,378
Prepaid expenses and other assets	11,317	16,591
Assets held for sale	—	80,259
Total assets	$647,907	$880,909
Liabilities
Accounts payable and accrued expenses	$46,135	$50,861
Notes payable, at face value	23,765	—
Notes payable associated with structured financings, at face value	23,151	96,905
Notes payable associated with structured financings, at fair value	241,755	370,544
Convertible senior notes (Note 12)	176,400	229,844
Deferred revenue	1,005	1,413
Income tax liability	59,368	60,411
Liabilities related to assets held for sale	—	9,114
Total liabilities	571,579	819,092

Commitments and contingencies (Note 13)

Equity
Common stock, no par value, 150,000,000 shares authorized: 31,997,581 shares issued and 23,559,402 shares outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2011; and 46,217,050 shares issued and 37,997,708 shares outstanding (including 2,252,388 loaned shares to be returned) at December 31, 2010	—	—
Additional paid-in capital	294,246	408,751
Treasury stock, at cost, 8,438,179 and 8,219,342 shares at December 31, 2011 and 2010, respectively	(187,615)	(208,696)
Accumulated other comprehensive loss	(2,257)	(5,608)
Retained deficit	(28,257)	(151,609)
Total shareholders’ equity	76,117	42,838
Noncontrolling interests	211	18,979
Total equity	76,328	61,817
Total liabilities and equity	$647,907	$880,909

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2011	2010
Interest income:
Consumer loans, including past due fees	$148,057	$262,576
Other	1,372	1,245
Total interest income	149,429	263,821
Interest expense	(43,979)	(58,631)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	105,450	205,190
Fees and related income on earning assets	140,797	337,748
Losses upon charge off of loans and fees receivable recorded at fair value	(139,480)	(464,809)
Provision for losses on loans and fees receivable recorded at net realizable value	(4,663)	(35,423)
Net interest income, fees and related income on earning assets	102,104	42,706
Other operating income (loss):
Servicing income	3,281	6,880
Ancillary and interchange revenues	9,281	10,955
Gain on repurchase of convertible senior notes	645	28,787
Gain on buy-out of equity-method investee members	623	—
Equity in income (loss) of equity-method investees	32,657	(9,584)
Total other operating income	46,487	37,038
Other operating expense:
Salaries and benefits	22,353	33,563
Card and loan servicing	74,038	97,307
Marketing and solicitation	3,620	2,058
Depreciation	4,772	10,957
Other	28,044	43,620
Total other operating expense	132,827	187,505
Income from (loss on) continuing operations before income taxes	15,764	(107,761)
Income tax benefit	277	1,907
Income from (loss on) continuing operations	16,041	(105,854)
Discontinued operations:
Income from discontinued operations before income taxes	122,253	18,062
Income tax expense	(3,230)	(7,153)
Income from discontinued operations	119,023	10,909
Net income (loss)	135,064	(94,945)
Net income attributable to noncontrolling interests (including $1,129 and $3,501 of income associated with noncontrolling interests in discontinued operations in 2011 and 2010, respectively)	(1,047)	(2,559)
Net income (loss) attributable to controlling interests	$134,017	$(97,504)
Income from (loss on) continuing operations attributable to controlling interests per common share—basic	$0.63	$(2.64)
Income from (loss on) continuing operations attributable to controlling interests per common share—diluted	$0.62	$(2.64)
Income from discontinued operations attributable to controlling interests per common share—basic	$4.58	$0.19
Income from discontinued operations attributable to controlling interests per common share—diluted	$4.57	$0.19
Net income (loss) attributable to controlling interests per common share—basic	$5.21	$(2.45)
Net income (loss) attributable to controlling interests per common share—diluted	$5.19	$(2.45)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the Year Ended December 31,
	2011	2010
Net income (loss)	$135,064	$(94,945)
Other comprehensive income (loss):
Foreign currency translation adjustment	588	(1,815)
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	2,699	(500)
Income tax benefit related to other comprehensive income	64	—
Comprehensive income (loss)	138,415	(97,260)
Comprehensive income attributable to noncontrolling interests	(1,047)	(2,559)
Comprehensive income (loss) attributable to controlling interests	$137,368	$(99,819)

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Years Ended December 31, 2011 and 2010
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	58,596,545	$—	$500,064	$(219,714)	$(3,293)	$(87,740)	$18,404	$207,721
Cumulative effect of accounting pronouncement adoption (see Note 2)	—	—	—	—	—	34,449	3,231	37,680
Use of treasury stock for stock-based compensation plans	(336,316)	—	(10,893)	11,707	—	(814)	—	—
Issuance of restricted stock	137,425	—	—	—	—	—	—	—

Amortization of deferred stock-based compensation costs	—	—	8,739	—	—	—	—	8,739
Purchase of treasury stock	—	—	—	(689)	—	—	—	(689)
Repurchase of noncontrolling interests	—	—	(3,895)	—	—	—	(4,110)	(8,005)
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(1,105)	(1,105)
Redemption and retirement of shares	(12,180,604)		(85,264)	—	—	—	—	(85,264)
Net income (loss)	—	—	—	—	—	(97,504)	2,559	(94,945)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,315)	—	—	(2,315)
Balance at December 31, 2010	46,217,050	—	408,751	(208,696)	(5,608)	(151,609)	18,979	61,817

Use of treasury stock for stock-based compensation plans	(550,414)	—	(13,804)	24,469	—	(10,665)	—	—
Issuance of restricted stock	35,677	—	—	—	—	—	—	—

Amortization of deferred stock-based compensation costs	—	—	2,460	—	—	—	—	2,460
Purchase of treasury stock	—	—	—	(3,388)	—	—	—	(3,388)
Repurchase of noncontrolling interests	—	—	5,385	—	—	—	(20,243)	(14,858)

Contributions by owners of noncontrolling interests	—	—	—	—	—	—	663	663
Redemption and retirement of shares	(13,704,732)		(105,000)	—	—	—	—	(105,000)
Consolidation of variable interest entity	—	—	—	—	—	—	(235)	(235)
Settlement of stock-based compensation plan	—	—	(3,513)	—	—	—	—	(3,513)
Net income	—	—	—	—	—	134,017	1,047	135,064
Foreign currency translation adjustment, net of tax	—	—	(33)	—	3,351	—	—	3,318
Balance at December 31, 2011	31,997,581	$—	$294,246	$(187,615)	$(2,257)	$(28,257)	$211	$76,328

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	For the Year Ended December 31,
	2011	2010
Operating activities
Net income (loss)	$135,064	$(94,945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	6,187	13,557
Impairment of goodwill	—	19,730
Losses upon charge off of loans and fees receivable recorded at fair value	139,480	464,809
Provision for losses on loans and fees receivable	20,576	72,036
Accretion of discount on convertible senior notes	6,442	8,939
Stock-based compensation expense	2,460	8,739
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(90,978)	(263,211)
Unrealized loss (gain) on trading securities	384	(40)
Deferred taxes	374	(1,785)
Gain on repurchase of convertible senior notes	(645)	(28,787)
(Income) loss on equity-method investments	(32,657)	9,584
Gain on buy-out of equity-method investee members	(619)	—
Net gain on sale of subsidiaries	(106,481)	—
Changes in assets and liabilities, exclusive of business acquisitions:
Increase in uncollected fees on earning assets	(12,617)	(13,648)
Decrease in JRAS auto loans receivable	12,805	36,818
(Increase) decrease in deferred costs	(64)	863
(Decrease) increase in current income tax liability	(3,903)	100,790
Decrease in prepaid expenses	9,001	14,248
Decrease in accounts payable and accrued expenses	(4,660)	(14,869)
Other	3,624	2,683
Net cash provided by operating activities	83,773	335,511
Investing activities
Decrease (increase) in restricted cash	13,752	(16,305)
Investment in equity-method investees	(34,336)	—
Proceeds from equity-method investees	23,383	6,424
Investments in earning assets	(611,231)	(1,068,078)
Proceeds from earning assets	852,419	1,255,240
Investments in subsidiaries	(2,013)	—
Cash from consolidated subsidiary	1,025	—
Proceeds from sale of subsidiaries	192,054	—
Purchases and development of property, net of disposals	(1,541)	(3,860)
Net cash provided by investing activities	433,512	173,421
Financing activities
Noncontrolling interests contributions (distributions), net	663	(1,105)
Purchase of outstanding stock subject to tender offer	(105,000)	(85,264)
Purchase of treasury stock	(3,388)	(689)
Purchases of noncontrolling interests	(4,067)	(8,005)
Proceeds from borrowings	33,462	9,676
Repayment of borrowings	(380,288)	(522,294)
Net cash used in financing activities	(458,618)	(607,681)
Effect of exchange rate changes on cash	896	(920)
Net increase (decrease) in unrestricted cash	59,563	(99,669)
Unrestricted cash and cash equivalents at beginning of year	85,350	185,019
Unrestricted cash and cash equivalents at end of year	$144,913	$85,350
Supplemental cash flow information
Effect of adoption of accounting pronouncements on restricted cash	$—	$(14,082)
Unrestricted cash included in assets held for sale	$—	$16,419
Cash paid for interest	$38,083	$50,444
Net cash income tax payments (refunds)	$6,479	$(93,760)
Supplemental non-cash information
Notes payable associated with capital leases	$—	$447
Issuance of stock options and restricted stock	$303	$1,127

See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of CompuCredit Holdings Corporation and those entities we control, principally our majority-owned subsidiaries. We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” As discussed further below, we reflect our continuing and certain now-discontinued business lines within five reportable segments:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Internet Micro-Loans. See also Note 4, “Segment Reporting,” for further details.

Our current business includes the collection of portfolios of credit card receivables underlying now-closed credit card accounts within our Credit Cards segment. We previously marketed these accounts in connection with and acquired receivables underlying the accounts from third-party financial institutions generally in daily transactions, and we also purchased portfolios of credit card receivables underlying open credit card accounts from third-party financial institutions. Given the global financial crisis arising in 2008 and given our own liquidity challenges that arose from that crisis, we worked with our third-party financial institution partners to close substantially all of the credit card accounts underlying our credit card receivables portfolios in 2009. The only open credit card accounts underlying our credit card receivables are those generated through our balance transfer program within our Investments in Previously Charged-Off Receivables segment in both the U.S. and the U.K. and through credit card product offerings in the U.K. Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation that we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. We have been successful in one instance in partnering with another financing partner to purchase the debt underlying one such portfolio at a discounted purchase price, and we are pursuing other similar transactions. Beyond these activities within our Credit Cards segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including merchant and private label credit.  Lastly, our Credit Cards segment is engaged in limited investment activities in ancillary finance, technology and other generally non-controlled entities as it seeks to build new products and relationships that could allow for greater utilization of its infrastructure. One such investment was a lending arrangement to a start-up coal strip mine operation located in the state of Alabama, and in late 2011, the lending arrangement was modified to give us a controlling interest in the entity, resulting in its consolidation onto our financial statements as of December 31, 2011.

Additionally, through our Investment in Previously Charged-Off Receivable segment, we have been active for many years and are active currently in purchasing and collecting previously charged-off receivables from third parties and our equity method investees, as well as previously charged-off receivables that we have owned or serviced within our other segment operations. Our portfolio of previously charged-off receivables held is comprised principally of normal delinquency charged-off accounts, charged-off accounts associated with Chapter 13 Bankruptcy-related debt, and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (at which time the credit card activity becomes reportable within our Credit Cards segment).

Within our Auto Finance segment, our CAR subsidiary operations are in the business of purchasing and/or servicing auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business; essentially our CAR operations provide a financing source to buy-here, pay-here used car dealerships as our operations stand ready to purchase the dealerships’ ongoing originated auto loans at a discount and with dealer holdbacks that provide protections and returns to our CAR operations for the risks that they assume in purchasing the dealers’ auto loans. Also within our Auto Finance segment, we are collecting on a couple of portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities.

The last of our current product and service offerings includes a limited test portfolio of small-balance (generally less than $500), short-term loans that we originate over the Internet in the U.S. and to which we refer as “micro-loans.” The results of our continuing U.S. Internet micro-loan testing are reported within our Internet Micro-Loans segment. In accordance with applicable accounting literature, we classified the net assets and liabilities of our MEM business operations as held for sale on our December 31, 2010 consolidated balance sheet, and we have classified our MEM business operations as discontinued operations within our consolidated statements of operations for all periods presented. On April 1, 2011, we completed the sale of these operations for $195.0 million. We received net pre-tax proceeds of $170.5 million after the purchase of minority shares and other transaction-related expenditures, and inclusive of MEM’s excess working capital that was returned to us prior to completion of the transaction under the terms of the sales contract.  The sale resulted in a gain (net of related sales expenditures) of $106.0 million which is included as a component of discontinued operations on our consolidated statement of operations for the year ended December 31, 2011.

We also entered into a contract and completed a transaction to dispose of our Retail Micro-Loans segment during 2011.  In accordance with applicable accounting literature, we have classified this segment’s business operations as discontinued operations within our consolidated statements of operations for all periods presented. The sales transactions was completed in October 2011 with a subsidiary of Advance America, Cash Advance Centers, Inc. for $46.2 million, comprised of a $45.6 million contract amount and a now final working capital adjustment of approximately $0.6 million. Together with another $9.5 million of excess working capital we received immediately prior to completion of the transaction under its terms, and net of transaction-related expenditures, our final net pre-tax proceeds approximated $53.3 million and resulted in a gain (net of related sales expenditures) of $5.1 million which is included as a component of discontinued operations on our consolidated statement of operations for the year ended December 31, 2011.

In connection with our consideration of a potential spin-off of our U.S. and U.K. micro-loan businesses, one of our subsidiaries, Purpose Financial Holdings, Inc., filed a Form 10 Registration Statement and a related Information Statement with the SEC on January 4, 2010 and amended the Form 10 Registration Statement and related Information Statement in response to SEC comments most recently on November 30, 2010.  On April 13, 2011, we formally requested the withdrawal of this registration statement due to the completion of our MEM sale.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and these principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheet at December 31, 2011 and 2010; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations for the years ended December 31, 2011 and 2010. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations.

We have reclassified certain amounts in our prior period consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Unrestricted Cash and Cash Equivalents

Unrestricted cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market. We maintain unrestricted cash and cash equivalents for general operating purposes and to meet our longer term debt obligations. The majority of these cash balances are not insured.

Restricted Cash

Restricted cash as of December 31, 2011 and 2010 includes certain collections on receivables within our Credit Cards segment and certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash as of December 31, 2010 also included cash collateral balances underlying standby letters of credit that were issued in favor of certain regulators in connection with our now-discontinued Retail Micro-Loans segment.

 Foreign Currency Translation

We translate the financial statements of our foreign subsidiaries into U.S. currency in accordance with applicable accounting literature.  We translate assets and liabilities at period-end exchange rates and income and expense items at average rates of exchange prevailing during each respective reporting period. We include translation adjustments in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets until such a time that the related asset is considered to sold or liquidated at which point we reclassify accumulated translation gains or losses from our consolidated balance sheet to our consolidated statement of operations. We also include current period gains and losses resulting from foreign currency transactions in our accompanying consolidated statements of operations.

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, net; and (2) loans and fees receivable pledged as collateral under structured financings, net; (3) loans and fees receivable, at fair value; (4) loans and fees receivable pledged as collateral under structured financings, at fair value.

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value (1) associated with (a) our U.S. Internet micro-loan activities, (b) credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program, and (c) our Auto Finance segment’s CAR operations (all the aforementioned being labeled in loans and fees receivable, net), and (2) associated with our former ACC and JRAS auto finance businesses, which are separately labeled as pledged as collateral for non-recourse asset-backed structured financing facilities.  Our balance transfer program receivables are included as a component of our Credit Cards segment data and aggregated $15.0 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 4.1% of our consolidated loans and fees receivable (net or at fair value) as of December 31, 2011.  Our loans and fees receivable generally are unsecured; however, our auto finance loans are secured by the underlying automobiles in which we hold the vehicle title.

As applicable, we show loans and fees receivable net of both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) in accordance with applicable accounting rules.

Loans and fees receivable associated with our U.S. Internet micro-loan activities primarily include principal balances and associated fees due from customers (such fees being recognized as earned—generally over a two-week period). Our auto finance loans and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of loan discounts which we recognize over the life of each loan.

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

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this Report are as follows:

	Balance at December 31, 2010	Additions	Subtractions	Transfer to Assets Held for Sale	Balance at December 31, 2011
Loans and fees receivable, gross	$227.7	$363.6	$(432.7)	$(42.3)	$116.3
Deferred revenue	(20.5)	(33.9)	43.6	5.8	(5.0)
Allowance for uncollectible loans and fees receivable	(37.6)	(9.9)	28.8	4.0	(14.7)
Loans and fees receivable, net	$169.6	$319.8	$(360.3)	$(32.5)	$96.6

	Balance at December 31, 2009	Additions	Subtractions	Transfer to Assets Held for Sale	Balance at December 31, 2010
Loans and fees receivable, gross	$379.7	$1,169.9	$(1,275.4)	$(46.5)	$227.7
Deferred revenue	(40.9)	(97.0)	112.2	5.2	(20.5)
Allowance for uncollectible loans and fees receivable	(53.4)	(72.0)	79.3	8.5	(37.6)
Loans and fees receivable, net	$285.4	$1,000.9	$(1,083.9)	$(32.8)	$169.6

As of December 31, 2011 and 2010, the weighted average remaining accretion periods for the $5.0 million and $20.5 million, respectively, of deferred revenue reflected in the above tables were 13.3 and 16.6 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Year Ended December 31, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Provision for loan losses (includes $5.2 million of provision netted within income from discontinued operations)	(4.2)	(8.3)	3.7	(1.1)	(9.9)
Charge offs	5.3	8.8	16.7	—	30.8
Recoveries	(1.1)	(0.4)	(1.2)	—	(2.7)
Transfer to assets held for sale	—	4.0	—	—	4.0
Sale of assets	—	—	0.7	—	0.7
Balance at end of period	$(4.0)	$(1.1)	$(8.4)	$(1.2)	$(14.7)
Balance at end of period individually evaluated for impairment	$—	$—	$(0.2)	$—	$(0.2)
Balance at end of period collectively evaluated for impairment	$(4.0)	$(1.1)	$(8.2)	$(1.2)	$(14.5)
Loans and fees receivable:
Loans and fees receivable, gross	$20.5	$3.1	$88.5	$4.2	$116.3
Loans and fees receivable individually evaluated for impairment	$—	$—	$0.6	$—	$0.6
Loans and fees receivable collectively evaluated for impairment	$20.5	$3.1	$87.9	$4.2	$115.7

For the Year Ended December 31, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(5.0)	$(10.0)	$(38.4)	$—	$(53.4)
Provision for loan losses (includes $36.6 million of provision netted within income from discontinued operations)	(4.4)	(39.0)	(28.5)	(0.1)	(72.0)
Charge offs	6.8	36.2	46.5	—	89.5
Recoveries	(1.4)	(0.9)	(7.9)	—	(10.2)
Transfer to assets held for sale	—	8.5	—	—	8.5
Balance at end of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Balance at end of period individually evaluated for impairment	$—	$—	$(1.2)	$—	$(1.2)
Balance at end of period collectively evaluated for impairment	$(4.0)	$(5.2)	$(27.1)	$(0.1)	$(36.4)
Loans and fees receivable:
Loans and fees receivable, gross	$18.7	$45.6	$163.1	$0.3	$227.7
Loans and fees receivable individually evaluated for impairment	$—	$—	$1.9	$—	$1.9
Loans and fees receivable collectively evaluated for impairment	$18.7	$45.6	$161.2	$0.3	$225.8

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	As of December 31,
	2011	2010
Current loans receivable	$97.9	$189.9
Current fees receivable	1.9	7.7
Delinquent loans and fees receivable	16.5	30.1
Loans and fees receivable, gross	$116.3	$227.7

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

An aging of our delinquent loans and fees receivable, gross (in millions) as of December 31, 2011 and 2010 is as follows:

As of December 31, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-30 days past due	$0.8	$0.7	$6.9	$—	$8.4
31-60 days past due	0.7	0.6	2.5	—	3.8
61-90 days past due	1.5	0.9	1.9	—	4.3
Delinquent loans and fees receivable, gross	3.0	2.2	11.3	—	16.5
Current loans and fees receivable, gross	17.5	0.9	77.2	4.2	99.8
Total loans and fees receivable, gross	$20.5	$3.1	$88.5	$4.2	$116.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$1.3	$—	$1.3

As of December 31, 2010	Credit Cards	Micro-Loans	Auto Finance	Other	Total
0-30 days past due	$0.8	$3.6	$11.6	$—	$16.0
31-60 days past due	0.7	2.2	4.3	—	7.2
61-90 days past due	1.8	1.4	3.7	—	6.9
Delinquent loans and fees receivable, gross	3.3	7.2	19.6	—	30.1
Current loans and fees receivable, gross	15.4	38.4	143.5	0.3	197.6
Total loans and fees receivable, gross	$18.7	$45.6	$163.1	$0.3	$227.7
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$—	$2.7	$—	$2.7

Loans and Fees Receivable, at Fair Value.  Both categories of our loans and fees receivable held at fair value  represent receivables underlying credit card securitization trusts that were consolidated onto our consolidated balance sheet pursuant to accounting rules changes on January 1, 2010, some portfolios of which are unencumbered (those labeled loans and fees receivables, at fair value) and some portfolios of which are still encumbered under structured financing facilities (those labeled loans and fees receivable pledged as collateral under structured financings, at fair value). Further details concerning our loans and fees receivable held at fair value are presented within Note 8, “Fair Value of Assets and Liabilities.”

Investments in Previously Charged-Off Receivables

Through Jefferson Capital, our debt collections subsidiary, we pursue, competitively bid for and acquire previously charged-off credit card receivables. Our receivables acquisitions from third parties currently account for over 91.0% of our outstanding investments in previously charged-off receivables as of December 31, 2011.

We establish static pools consisting of homogenous previously charged-off accounts and receivables for each acquisition by our debt collections business. Once a static pool is established, we do not change the receivables within the pool. Further, we record each static pool at cost and account for each pool as a single unit for payment application and income recognition purposes, thereby applying the cost recovery method on a portfolio-by-portfolio basis. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that are charged as operating expenses without any offsetting income amounts. In addition, we perform an impairment test on each static pool each quarter; if the remaining forecasted collections are materially less than our current carrying value and reflect an other-than-temporary impairment, we record an impairment charge.

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Year Ended December 31,
	2011	2010
Unrecovered balance at beginning of period	$29,889	$29,669
Acquisitions of defaulted accounts	46,974	30,548
Cash collections	(82,236)	(62,621)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our consolidated statements of operations)	42,483	32,293
Unrecovered balance at end of period	$37,110	$29,889

Previously charged-off receivables held as of December 31, 2011 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At December 31, 2011, $3.3 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.  Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 0.5% of our consolidated total assets.

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

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 60 months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately 84 months for Chapter 13 Bankruptcies. Our estimated remaining collections on the $37.1 million unrecovered balance of our investments in previously charged-off receivables as of December 31, 2011 amount to $182.9 million (before servicing costs), of which we expect to collect 41.5% over the next 12 months, with the balance to be collected thereafter.

Investments in Securities

We periodically invest in both marketable and non-marketable debt and equity securities, some of which we classify as trading securities and with respect to which we include realized and unrealized gains and losses in earnings, and some of which we classify as held to maturity or available for sale. As appropriate, we may invest in securities we believe provide returns in excess of those realized in our cash accounts.  Such was the case in 2010 during which we invested in publicly traded bond funds whose investment objectives were to invest in highly rated, investment-grade securities.  The carrying values (in thousands) of our investments in debt and equity securities are as follows:
	As of December 31,
	2011	2010
Held to maturity:
Investments in non-marketable debt securities	$93	$2,414
Available for sale:
Investments in non-marketable debt securities	2,075	4,087
Investments in non-marketable equity securities	3,884	1,500
Trading:
Investments in marketable debt securities	—	55,770
Investments in marketable equity securities	151	546
Total investments in securities	$6,203	$64,317

The above schedule and our investments in securities category on our consolidated balance sheets excludes non-marketable equity securities for which we have the ability to exercise significant influence, which we classify within our investments in equity-method investees category on our consolidated balance sheets and which we separately address in Note 6, “Investments in Equity-Method Investees.” We evaluate all of our debt and equity securities that we classify as held to maturity or as available for sale (whether we account for them on a cost or equity method) for impairment at such times as are required under applicable accounting rules, and we record other-than-temporary declines in the value of such securities (except for those declines of debt securities that are not credit-loss-related) as losses within our fees and related income on earning assets category on our consolidated statements of operations. Although to date we have never experienced any, non-credit-loss-related, other-than-temporary declines in the values of debt securities that we classify as held to maturity or as available for sale, we would report any such declines within consolidated other comprehensive income, rather than within our consolidated statements of operations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. Also included are (1) various deposits (totaling $0.9 million and $1.1 million as of December 31, 2011 and 2010, respectively) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $0.2 million and $0.4 million as of December 31, 2011 and 2010, respectively, associated with our ongoing credit card efforts in the U.K.), (2) vehicle inventory ($0.6 million) as of December 31, 2010 held by our then-active buy-here, pay-here auto operations that we expensed as cost of goods sold (within fees and related income on earning assets on our consolidated statements of operations) as we earned associated sales revenues, and (3) a $7.7 million deposit at December 31, 2010 held at a former third-party issuing bank partner (Columbus Bank and Trust Company), such deposit being returned to us in May 2011.

Deferred Costs

The principal components of our deferred costs have historically been unamortized costs associated with our issuances of convertible senior notes and other debt facilities and receivables origination activities. We generally amortize deferred costs associated with our convertible senior notes into interest expense over the expected life of the instruments; however, we accelerate the recovery of an appropriate pro-rata portion of these costs against gains on repurchases of our convertible senior notes. Additionally, while currently insignificant since we have ceased substantially all credit card origination activities, we defer direct receivables origination costs for our credit card receivables and amortize them against credit card fee income on a straight-line basis over the privilege period, which is typically one year.

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

We periodically review our property to determine if it is impaired, and we experienced no material impairments in 2011 or 2010.

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

In January 2011, we acquired an additional 47.5% interest in a 47.5% equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that the assets and liabilities of this entity should be consolidated within our consolidated balance sheets. Additionally, we acquired the remaining 5.0% noncontrolling interest in the April 2011 bringing our total ownership to 100% as of December 31, 2011.

As mentioned above, we evaluate our investments in the equity-method investees for impairment each quarter by comparing the carrying amount of each investment to its fair value. Because no active market exists for the investees’ limited liability company membership interests, we evaluate our investments for impairment based on our evaluation of the fair value of the equity-method investees’ net assets relative to their carrying values. If we ever were to determine that the carrying values of our investments in were greater than their fair values, we would write the investments in equity-method investees down to their fair values.

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

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. In periods in which we maintain goodwill on our consolidated balance sheet, we test it for impairment at least annually. During 2010, we recorded goodwill impairment charges of $19.7 million to report goodwill at its fair value. Because goodwill associated with our MEM operations was classified within assets held for sale on our consolidated balance sheet as of December 31, 2010, because our MEM operations were sold in 2011, and because we wrote off all goodwill associated with our now-discontinued Retail Micro-Loans segment in 2010, we reported a zero balance for goodwill at both December 31, 2011 and December 31, 2010. Additionally, because we sold our Retail Micro-Loans segment operations in 2011 and show its results of operations within income from discontinued operations on our consolidated statements of operations in all reporting periods, the $19.7 million of goodwill impairment charges recorded in 2010 with respect these operations is netted within the income from discontinued operations line item on our consolidated statement of operations for the year ended December 31, 2010.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) fees associated with our  U.S. Internet micro-loan activities; (2) fees associated with our credit card receivables; (3) changes in the fair value of loans and fees receivable recorded at fair value; (4) changes in fair value of notes payable associated with structured financings recorded at fair value; (5) income on our investments in previously charged-off receivables; (6) gross losses from auto sales within our Auto Finance segment; (7) (losses) gains associated with our investments in securities; and (8) gains realized in the third quarter of 2010 associated with our settlement of litigation with Columbus Bank and Trust, one of our former third-party credit card issuing bank partners, and its parent corporation Synovus Financial Corporation (collectively, “CB&T”) as further discussed in Note 13, “Commitments and Contingencies.”

  We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period.

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Year Ended December 31,
	2011	2010
Internet micro-loan fees	$3,614	$1,935
Fees on credit card receivables	10,609	24,384
Changes in fair value of loans and fees receivable recorded at fair value (1)	181,502	230,911
Changes in fair value of notes payable associated with structured financings recorded at fair value	(90,524)	32,300
Income on investments in previously charged-off receivables	42,483	32,293
Gross loss on auto sales	(111)	(2,290)
(Losses) gains on investments in securities	(4,449)	4,207
Loss on sale of JRAS assets	(4,648)	—
Gains upon litigation settlement with former third-party issuing bank partner	—	12,150
Other	2,321	1,858
Total fees and related income on earning assets	$140,797	$337,748

(1)
The above changes in fair value of loans and fees receivable recorded at fair value category excludes the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 8, “Fair values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

Ancillary and Interchange Revenues

We offer certain ancillary products and services (e.g., memberships, subscription services and debt waiver) to our cardholder customers (most of which are only offered with respect to open credit card accounts). When we market our own products, we record the fees, net of estimated cancellations, as deferred revenue upon the customer’s acceptance of the product and we amortize them on a straight-line basis over the life of the product (which ranges from one to twelve months). When we market products for third parties under commission arrangements, we recognize the revenue when we earn it, which is generally during the same month the product is sold to the customer. We consider revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectability is reasonably assured. Once these conditions are satisfied, we recognize our commission as ancillary product revenue.  Additionally, we receive a portion of the merchant fee assessed by retail electronic payment network providers based on cardholder purchase volumes underlying credit card receivables generated within open credit card accounts, and we recognize these interchange fees as we receive them.

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

 Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that defers the required changes to the presentation of comprehensive income that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This temporary deferral will allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. See below for the other requirements for the presentation of comprehensive income.

In December 2011, the FASB issued guidance requiring entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning March 2013, and the disclosures are to be applied retrospectively for all comparative periods presented. We currently are evaluating the impact of this new guidance.

In September 2011, the FASB issued guidance intended to simplify goodwill impairment testing by providing entities with the option to first assess qualitatively whether it is necessary to perform the two-step quantitative analysis currently required. If an entity chooses to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Otherwise, goodwill is deemed to be not impaired and no further evaluation analysis is necessary. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Because we currently do not have goodwill on our consolidated balance sheet, our implementation of these new rules will not have an effect on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance that revises the manner in which comprehensive income is required to be presented in financial statements. The new guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The guidance eliminates the option to present components of other comprehensive income in the statement of changes in stockholders’ equity. It does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The guidance requires retrospective application and is effective for interim and annual periods beginning on or after December 15, 2011. We have adopted the presentation guidance as of December 31, 2011, and it has no effect on our financial condition, results of operations or liquidity since it impacts presentation only.

In May 2011, the FASB issued amended guidance on fair value that is intended to provide a converged fair value framework for U.S. GAAP and IFRS. The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While the amended guidance continues to define fair value as an exit price, it changes some fair value measurement principles and expands the existing disclosure requirements for fair value measurements. The amended guidance is effective for public entities for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application and disclosure in the period of adoption of the change, if any, in valuation techniques and related inputs resulting from application of the amendments and quantification of the total effect, if practicable. We intend to adopt the amended guidance in the first quarter of 2012, and are currently assessing the impact that the adoption will have on our consolidated financial statements.

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

In October 2009, the FASB issued rules providing that at the date of issuance, a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost is required to be amortized using the effective interest method over the life of the financing arrangement as interest cost.  The rules also provide that the loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in these calculations.  These rules are effective for fiscal years, and interim periods within those years, beginning after December 15, 2009, are to be applied retrospectively to all arrangements outstanding on the effective date and apply to loaned shares issued in connection with the issuance of our November 2005 convertible senior notes. Our implementation of these new rules had no effect on our consolidated financial statements during any period presented.

In June 2009, the FASB issued accounting rules that required the consolidation of our securitization trusts onto our consolidated balance sheet effective as of January 1, 2010. As noted on our consolidated statement of equity for 2010, our January 1, 2010 adoption of these rules resulted in an increase in total equity of $37.7 million.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after December 31, 2011, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Discontinued Operations

On December 31, 2010, we entered into an agreement to sell our subsidiary with a controlling interest in MEM.  The transaction closed in April 2011 and resulted in a gain (net of related sales expenditures) of $106.0 million.  In accordance with applicable accounting literature, we classified MEM’s net assets as held for sale on our December 31, 2010 consolidated balance sheet, and we have reflected its operating results and gain on sale as discontinued operations within our consolidated statements of operations for all periods presented. Additionally, on August 5, 2011, we entered into an agreement to sell our Retail Micro-Loans segment to a subsidiary of Advance America, Cash Advance Centers, Inc.—a transaction we completed on October 10, 2011 and the details of which are disclosed throughout this Report. In accordance with applicable accounting literature, we have reflected our Retail Micro-Loans segment’s operating results and gain on sale as discontinued operations within our consolidated statements of operations for all periods presented.

The following tables reflect (in thousands) the components of our discontinued operations:

	For the Year Ended December 31,
	2011	2010
Net interest income, fees and related income on earning assets	$68,948	$128,111
Gain on sales of businesses	108,829	—
Other operating expense	55,524	110,049
Income before income taxes	122,253	18,062
Income tax expense	(3,230)	(7,153)
Net income	$119,023	$10,909
Net income attributable to noncontrolling interests	$1,129	$3,501

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets held for sale and liabilities related to assets held for sale on our December 31, 2010 consolidated balance sheet:

Assets held for sale:
Unrestricted cash and cash equivalents	$16,419
Loans and fees receivable, net of $5,218 in deferred revenue and $8,465 of allowances for uncollectible loans and fees receivable	32,786
Property at cost, net of depreciation	6,506
Prepaid expenses and other assets	1,537
Goodwill	23,011
Total assets held for sale	$80,259
Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$2,348
Income tax liability	6,766
Total liabilities related to assets held for sale	$9,114

There were no assets held for sale on our December 31, 2011 consolidated balance sheet.

4.	Segment Reporting

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

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us and our equity-method investees. This segment includes the activities associated with substantially all of our credit card products. It also includes ancillary investment activities that are being undertaken by the management of our Credit Cards segment as it seeks to leverage its infrastructure into other credit products with similar characteristics to credit card lending and seeks to deploy underutilized management resources into other types of investments; these investments and activities are discussed in appropriate detail based on their relative levels of significance within Note 1, “Description of our Business.”

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

We record the finance charges and late fees associated with credit card receivables in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect charge offs within our losses upon charge off of loans and fees receivable recorded at fair value category (or within the provision for losses on loans and fees receivables recorded at net realizable value category for credit card receivables arising under balance transfer program) on our consolidated statements of operations. Additionally, we show the effects of fair value changes for our credit card receivables held at fair value as a component of fees and related income on earning assets in our consolidated statements of operations.

We historically have originated and purchased our credit card portfolios through subsidiary entities. Generally, if we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income (loss) of equity-method investees category on our consolidated statements of operations.

Our Investments in Previously Charged-Off Receivables segment consists of our debt collections subsidiary operations. Through this business, we pursue, competitively bid for and acquire previously charged-off credit card receivables. Revenues earned in this segment consist of those associated with normal delinquency charged off receivables purchased and held for collection, those earned with respect to investments in Chapter 13 Bankruptcies, and those associated with collections on accounts acquired through a balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts.  All of this segment’s revenues are classified as fees and related income on earning assets in the accompanying consolidated statements of operations.

Prior to its disposal in October 2011, our Retail Micro-Loans segment consisted of a network of storefront locations that, depending on the location (and financial reporting period), provided some or all of the following products or services:  (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) state installment loans, title loans, and other credit products; (3) money transfer, bill payment and other financial services; and (4) services offered by independent third parties through contractual agreements with us. These third-party products and services included tax preparation services, money order and wire transfer services and bill payment services.  In accordance with applicable accounting literature, we have classified our Retail Micro-Loans segment’s business operations as discontinued operations within our consolidated statements of operations for all periods presented.

For all periods presented, our Auto Finance segment includes:  the activities of our CAR operations, which are represented by nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business from which we purchase auto loans at a discount or for which we service auto loans for a fee; the activities of our ACC operations, which currently is collecting out and liquidating down a portfolio of auto loans that it originated through relationships with franchised auto dealerships prior to our cessation of its origination activities; and the sales and financing activities of our own JRAS buy-here, pay-here used car lot prior to our sale of the operations of JRAS in February 2011 after which we show only the residual financing activities as we collect on the portfolio of JRAS auto receivables we retained in the sale transaction.

Our Internet Micro-Loans segment consists of our Internet micro-loan operations. Our U.S. Internet micro-loan operations currently are comprised of limited test offerings of short-term, cash advance micro-loans over the Internet within the U.S. Given the sale of our MEM operations in April 2011, MEM’s net assets are classified as assets held for sale (and liabilities related to assets held for sale) on our consolidated balance sheet as of December 31, 2010, and MEM’s results of operations and gain on sale are classified within income from discontinued operations on our consolidated statements of operations and in the Internet Micro-Loans segment results herein for all periods presented.  Our 2010 income attributable to noncontrolling interests within the Internet Micro-Loans segment bears the effects of our March 2010 acquisition of a portion of the sellers’ noncontrolling interests representing 6.0% of MEM (within our Internet Micro-Loans segment) for £4.3 million ($6.6 million), which reduced the percentage of income allocable to MEM noncontrolling interests from 24% prior to the acquisition to 18% from March 2010 up through our disposition of this business in April 2011.

As of both December 31, 2011 and 2010, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2011 and 2010 revenues associated with our continuing operations has been generated outside of the U.S.

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

Year Ended December 31, 2011	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Internet Micro-Loans	Total
Interest income:
Consumer loans, including past due fees	$111,927	$—	$—	$36,130	$—	$148,057
Other	1,145	—	—	226	1	1,372
Total interest income	113,072	—	—	36,356	1	149,429
Interest expense	(34,719)	—	—	(9,260)	—	(43,979)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	78,353	—	—	27,096	1	105,450
Fees and related income (loss) on earning assets	98,721	42,483	—	(4,021)	3,614	140,797
Losses upon charge off of loans and fees receivable recorded at fair value	(139,480)	—	—	—	—	(139,480)
Provision for losses on loans and fees receivable recorded at net realizable value	(5,198)	—	—	3,388	(2,853)	(4,663)
Net interest income, fees and related income on earning assets	32,396	42,483	—	26,463	762	102,104
Other operating income:			—
Servicing income	2,773	—	—	508	—	3,281
Ancillary and interchange revenues	6,294	2,963	—	—	24	9,281
Gain on repurchase of convertible senior notes	645	—	—	—	—	645
Gain on buy-out of equity-method investee members	623	—	—	—	—	623
Equity in income of equity-method investees	32,657	—	—	—	—	32,657
Total other operating income	42,992	2,963	—	508	24	46,487
Total other operating expense	(70,790)	(32,329)	—	(22,457)	(7,251)	(132,827)
Income (loss) income from continuing operations before income taxes	$4,598	$13,117	$—	$4,514	$(6,465)	$15,764
Income from discontinued operations before income taxes	$—	$—	$11,261	$—	$110,992	$122,253
(Income) loss attributable to noncontrolling interests	$82	$—	$—	$—	$(1,129)	$(1,047)
Total loans and fees receivable carried at net realizable value, gross	$24,699	$—	$—	$88,529	$3,093	$116,321
Total loans and fees receivable carried at net realizable value, net	$19,195	$—	$—	$75,572	$1,856	$96,623
Total loans and fees receivable held at fair value	$266,989	$—	$—	$—	$—	$266,989
Total assets	$513,917	$41,842	$—	$86,790	$5,358	$647,907
Notes payable	$418,155	$176	$—	$46,740	$—	$465,071

Year Ended December 31, 2010	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Internet Micro-Loans	Total
Interest income:
Consumer loans, including past due fees	$211,483	$—	$—	$51,093	$—	$262,576
Other	1,241	—	—	4	—	1,245
Total interest income	212,724	—	—	51,097	—	263,821
Interest expense	(43,178)	(665)	—	(14,788)	—	(58,631)
Net interest income (expense) before fees and related income on earning assets and provision for losses on loans and fees receivable	169,546	(665)	—	36,309	—	205,190
Fees and related income (loss) on earning assets	305,424	32,293	—	(1,904)	1,935	337,748
Losses upon charge off of loans and fees receivable recorded at fair value	(464,809)	—	—	—	—	(464,809)
Provision for losses on loans and fees receivable recorded at net realizable value	(4,156)	—	—	(29,818)	(1,449)	(35,423)
Net interest income, fees and related income on earning assets	6,005	31,628	—	4,587	486	42,706
Other operating income:
Servicing income	6,352	—	—	528	—	6,880
Ancillary and interchange revenues	9,586	1,369	—	—	—	10,955
Gain on repurchase of convertible senior notes	28,787	—	—	—	—	28,787
Equity in loss of equity-method investees	(9,584)	—	—	—	—	(9,584)
Total other operating income	35,141	1,369	—	528	—	37,038
Total other operating expense	(120,595)	(26,473)	—	(36,361)	(4,076)	(187,505)
(Loss) income from continuing operations before income taxes	$(79,449)	$6,524	—	$(31,246)	$(3,590)	$(107,761)
Income from discontinued operations before income taxes	$—	$—	$(8,373)	$—	$26,435	$18,062
(Income) loss attributable to noncontrolling interests	$942	$—	$—	$—	$(3,501)	$(2,559)
Total loans and fees receivable carried at net realizable value, gross	$19,083	$—	$43,700	$163,053	$1,895	$227,731
Total loans and fees receivable carried at net realizable value, net	$14,935	$—	$34,733	$118,801	$1,137	$169,606
Total loans and fees receivable held at fair value	$385,592	$—	$—	$—	$—	$385,592
Total assets	$598,012	$34,919	$52,267	$112,695	$83,016	$880,909
Notes payable	$600,581	$2,183	$—	$94,529	$—	$697,293

5.	Shareholders' Equity

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

We exclude all retired shares from our outstanding share counts. Also, reflecting the return to us during the year ended December 31, 2011 of 579,732 shares that we had previously loaned, we had 1,672,656 loaned shares outstanding at December 31, 2011.

Treasury Stock

In open market transactions and pursuant our Board-authorized plan to repurchase up to 10,000,000 common shares through June 30, 2012, we repurchased 744,900 shares of our common stock during the year ended December 31, 2011 at an average purchase price of $3.03 per share for an aggregate cost of $2.3 million.  These shares are held in treasury.

Also, at our discretion, we use treasury shares to satisfy option exercises and restricted stock and restricted stock units vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 732,567 and 551,315 during the years ended December 31, 2011 and 2010, respectively, at gross costs of $24.5 million and $11.7 million, respectively, in satisfaction of option exercises and vested restricted stock.  We also effectively purchased shares totaling 206,504 and 144,223 during the years ended December 31, 2011 and 2010 at gross costs of $1.1 million and $0.7 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for payment of required minimum tax withholdings.

6.	Investments in Equity-Method Investees

Our equity-method investments outstanding at December 31, 2011 consist of our 33.3% interest in a joint venture (“Transistor”) we purchased in 2004 and our 50.0% interest in a joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. The 50%-owned joint venture elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.

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

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees (including 2010 results of operations data for the above-mentioned 47.5%  interest while we held it in equity-method investee form prior to our January 2011 purchase of a controlling interest):

	As of December 31,
	2011	2010
Loans and fees receivable pledged as collateral under structured financings, at fair value	$78,413	$130,171
Investments in non-marketable debt securities, at fair value	$81,639	$—
Total assets	$166,476	$143,110
Notes payable associated with structured financings, at fair value	$59,515	$118,057
Total liabilities	$58,487	$118,941
Members’ capital	$107,989	$24,169

	For the Year Ended December 31,
	2011	2010
Net interest income, fees and related income (loss) on earning assets	$68,978	$(22,788)
Total other operating income	$310	$3,797
Net income (loss)	$64,726	$(32,624)

Included in the above tables is our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:
As of December 31, 2011
Investments in non-marketable debt securities, at fair value	$81,639
Total assets	$83,210
Total liabilities	$—
Members’ capital	$83,210

For the Year Ended December 31, 2011
Net interest income, fees and related income on earning assets	$57,715
Net income	$57,613

As noted in Note 11, Notes Payable, notes payable with a fair value of $81.6 million correspond with the $81.6 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

7.	Goodwill and Intangible Assets

Goodwill

As of both December 31, 2011 and December 31, 2010, we showed no separately identified goodwill balances on our consolidated balance sheets. Goodwill amounts attributable to our MEM discontinued operations are included within assets held for sale on our consolidated balance sheet as of December 31, 2010, and as noted previously, we completed our sale of MEM’s discontinued operations on April 1, 2011.

Additionally, in connection with our fourth quarter 2010 annual testing for goodwill impairment within our Retail Micro-Loans segment, we concluded that we should write off the remaining $19.7 million balance of Retail Micro-Loans segment goodwill. We reached this conclusion based on contraction in the market multiples of our Retail Micro-Loans segment’s peer companies. Because of our sale of our Retail Micro-Loans segment in October 2011, the $19.7 million 2010 goodwill impairment charge associated with these operations is netted against income from discontinued operations in our consolidated statement of operations for the year ended December 31, 2010.

Changes (in thousands) in the carrying amount of goodwill for the year ended December 31, 2010 by reportable segment are as follows:

	Retail Micro-Loans	Internet Micro-Loans	Consolidated
Balance as of December 31, 2009	$19,731	$23,691	$43,422
Impairment loss	(19,731)	—	(19,731)
Foreign currency translation	—	(680)	(680)
Transfer to assets held for sale	—	(23,011)	(23,011)
Balance as of December 31, 2010	$—	$—	$—

Intangible Assets

The net unamortized carrying amount of intangible assets subject to amortization was $0.0 and $0.3 million as of December 31, 2011 and December 31, 2010, respectively.  Intangible asset-related amortization expense was $0.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

8.	Fair Values of Assets and Liabilities

We elected the fair value option with respect to our investments in equity securities as well as our credit card loans and fees receivable portfolios, the retained interests in which we historically recorded at fair value under securitization structures that were off balance sheet prior to accounting rules changes requiring their consolidation into our financial statements effective as of the beginning of 2010. With respect to our equity securities, we decided to measure these assets at fair value due to our intent to invest and redeem these investments with expected frequency. For our credit card loans and fees receivable portfolios underlying our formerly off-balance-sheet securitization structures, we elected the fair value option because, in contrast to substantially all of our other assets, we had significant experiences in determining the fair value of these assets in connection with our historic fair value accounting for our retained interests in their associated securitization structures. Because we elected to account for the credit card receivables underlying our formerly off-balance-sheet securitization structures at fair value, accounting rules require that we account for the notes payable issued by such securitization structures at fair value as well. For all of our other credit card receivables that have never been owned by our formerly off-balance-sheet securitization structures, we have not elected the fair value option, and we record such receivables at net realizable value within loans and fees receivable, net on our consolidated balance sheets.

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

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2011 and December 31, 2010 by fair value hierarchy:

Assets – As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$151	$—	$—	$151
Loans and fees receivable, at fair value	$—	$—	$28,226	$28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$238,763	$238,763

Assets – As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$56,316	$—	$—	$56,316
Loans and fees receivable, at fair value	$—	$—	$12,437	$12,437
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$373,155	$373,155

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our Level 1 assets in the above table, total realized net (losses) gains were $(1.6) million and $4.2 million for years ended December 31, 2011 and 2010, respectively, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for 2011 and 2010:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Securitized Earning Assets	Total
Balance at January 1, 2010	$42,299	$—	$36,514	$78,813
Transfers in due to adoption of new accounting guidance	—	836,346	(36,514)	799,832
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	160,051	—	160,051
Net revaluations of loans and fees receivable, at fair value	70,860	—	—	70,860
Purchases, issuances, and settlements, net	(100,722)	(626,941)	—	(727,663)
Impact of foreign currency translation	—	3,699	—	3,699
Net transfers in and/or out of Level 3	—	—	—	—
Balance at December 31, 2010	$12,437	$373,155	$—	$385,592
Transfers in due to consolidation of equity-method investees	—	14,587	—	14,587
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	169,994	—	169,994
Net revaluations of loans and fees receivable, at fair value	11,508	—	—	11,508
Purchases, issuances, and settlements, net	(25,024)	(289,717)	—	(314,741)
Impact of foreign currency translation	—	49	—	49
Net transfers between categories	29,305	(29,305)	—	—
Net transfers in and/or out of Level 3	—	—	—	—
Balance at December 31, 2011	$28,226	$238,763	$—	$266,989

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

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2011 and 2010 by fair value hierarchy:

Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Liabilities Measured at Fair Value
Notes payable associated with structured financings, at fair value as of December 31, 2011	$—	$—	$241,755	$241,755
Notes payable associated with structured financings, at fair value as of December 31, 2010	$—	$—	$370,544	$370,544

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

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine-month periods ended December 31, 2011 and 2010:
	Notes Payable Associated with Structured Financings, at Fair Value
	2011	2010
Beginning balance, January 1	$370,544	$—
Transfers in due to adoption of new accounting guidance	—	772,615
Transfers in due to consolidation of equity-method investees	15,537	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	90,524	(32,300)
Repayments on outstanding notes payable, net	(235,268)	(373,186)
Impact of foreign currency translation	418	3,415
Net transfers in and/or out of Level 3	—	—
Ending balance, December 31	$241,755	$370,544

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

We were required to make a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the fourth quarter of 2010 as part of our annual impairment testing, and based on that testing, we wrote off the remaining balance of goodwill associated with that segment in the fourth quarter of 2010. Considering that goodwill write off coupled the discontinuance of our MEM operations, we no longer have any goodwill represented within our consolidated balance sheets as of December 31, 2011 and December 31, 2010.

The table below summarizes (in thousands) other intangibles fair values as of December 31, 2011 and 2010 by fair value hierarchy. We note that there are no remaining intangibles balances as of December 31, 2011 given the sale of our Retail Micro-Loans segment on October 10, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets
Intangibles as of December 31, 2011	$—	$—	$—	$—
Intangibles as of December 31, 2010 (1)	$—	$—	$2,113	$2,113

(1)	Excludes goodwill associated with our MEM operations which was included as a component of net assets held for sale on our consolidated balance sheet as of December 31, 2010.

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2011 and 2010 concerning our assets and liabilities measured at fair value are as follows:

As of December 31, 2011	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$37,272	$367,227
Aggregate fair value of loans and fees receivable that are reported at fair value	$28,226	$238,763
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$66	$1,041
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$3,004	$28,359

As of December 31, 2010	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$21,925	$647,924
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,437	$373,155
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$137	$2,792
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$4,842	$57,076

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2011	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2010
Aggregate unpaid principal balance of notes payable	$420,936	$648,210
Aggregate fair value of notes payable	$241,755	$370,544

9.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2011	2010
Software	$60,685	$75,984
Furniture and fixtures	7,367	14,415
Data processing and telephone equipment	40,911	53,672
Leasehold improvements	28,597	32,626
Vehicles	—	113
Buildings	—	1,008
Land	—	2,456
Total cost	137,560	180,274
Less accumulated depreciation	(129,462)	(164,381)
Property, net	$8,098	$15,893

As of December 31, 2011, the weighted-average remaining depreciable life of our depreciable property was 8.6 years.

10.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense for continuing operations associated with these operating leases was $5.2 million and $13.0 million (including $4.9 million of lease termination and impairment expense during 2010) for 2011 and 2010, respectively. During the fourth quarter of 2006, we entered into a 15-year lease in Atlanta, Georgia for 411,125 square feet, 214,115 square feet of which we have subleased, 75,753 square feet of which we have surrendered to the landlord through our exercise of a termination option, and the remainder of which houses our corporate offices.  In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2011, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2012	$10,314	$(5,106)	$5,208
2013	10,020	(5,393)	4,627
2014	9,084	(5,165)	3,919
2015	8,349	(5,026)	3,323
2016	7,328	(5,168)	2,160
Thereafter	44,743	(30,654)	14,089
Total	$89,838	$(56,512)	$33,326

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2011, we had no non-cancelable capital leases with initial or remaining terms of more than one year.

11.	Notes Payable

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

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value as of both December 31, 2011 and 2010, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value as of December 31, 2011, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2011.
	Carrying Amounts at Fair Value as of December 31, 2011	Carrying Amounts at Fair Value as of December 31, 2010
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (expiring June 2013), outstanding face amount of $294.6 million bearing interest at a weighted average 2.8% interest rate, which is secured by credit card receivables and restricted cash aggregating $154.1 million in carrying amount	$154.1	$273.2
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $120.1 million bearing interest at a weighted average 4.1% interest rate, which is secured by credit card receivables and restricted cash aggregating $89.7 million in carrying amount	81.6	87.2
Amortizing term structured financing facility (expiring January 2015) issued out of a trust underlying a portfolio acquisition by one of our former equity investees, the controlling interests in which we acquired in February 2011, such facility having an outstanding face amount of $6.2 million as of December 31, 2011, bearing interest at a weighted average 1.5% interest rate and being secured by credit card receivables and restricted cash aggregating $9.6 million in carrying amount	6.1	—
Multi-year variable funding securitization facility (originally expiring September 2014), repayment of which occurred during the year ended December 31, 2011	—	2.1
Ten-year amortizing term securitization facility issued out of a trust underlying one of our portfolio acquisitions (originally expiring January 2014), repayment of which occurred during the year ended December 31, 2011	—	8.0
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$241.8	$370.5

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $241.8 million in fair value of structured financing notes in the above table is $253.4 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $11.6 million.

Beyond our role as servicer of the underlying assets within the credit card receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures

Notes Payable Associated with Structured Financings, at Face Value

Beyond the credit card receivables structured financings held at fair value mentioned above, we have entered into certain other non-recourse, asset-backed structured financing transactions within our businesses. We consolidate onto our consolidated balance sheets both the assets (Auto Finance segment receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, net, on our consolidated balance sheets, Auto Finance segment restricted cash, Auto Finance segment inventories, investments in previously charged-off receivables, and other equipment) and debt (classified within notes payable associated with structured financings, at face value, on our consolidated balance sheets) associated with these structured financings because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. The principal amount of the structured financing notes outstanding as of both December 31, 2011 and 2010 and the December 31, 2011 carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:
	As of December 31,
	2011	2010
Amortizing debt facility (expiring November 6, 2016) at a minimum fixed rate of 15.0% at December 31, 2011 that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $28.7 million (1)	$20.4	$54.4
Line of credit that was secured by CAR Auto Finance segment receivables and restricted cash prior to repayment in July 2011	—	31.4
Financing that was secured by of JRAS Auto Finance segment receivables, land and restricted cash prior to our February 2011 JRAS disposition (2)	—	8.1
Amortizing debt facility (expiring February 9, 2012) at a floating rate of 12.6% at December 31, 2011 that is secured by Auto Finance segment receivables originated while we owned JRAS and related restricted cash with an aggregate carrying amount of $3.2 million (2)	2.6	—
Financing that was secured by JRAS Auto Finance segment inventory prior to our February 2011 JRAS disposition	—	0.3
Vendor-financed software and equipment acquisitions that were secured by certain equipment prior to repayment in 2011	—	0.5
Investment in Previously Charged-Off Receivables segment’s asset-backed financing (expiring August 5, 2015) at a fixed rate of 14.0% at December 31, 2011 that is secured by certain investments in previously charged-off receivables with an aggregate carrying of $0.1 million, payable through 2012	0.2	2.2
Total asset-backed structured financing notes outstanding	$23.2	$96.9

(1)
The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. The terms of this facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio after repayment of the notes will be allocated to the noteholders as additional compensation for the use of their capital. Based on our current estimates of this additional compensation (as contrasted with data through June 30, 2011 which did not yield an estimate of any such possible additional compensation), we accrued $1.5 million of liability and associated interest expense as of and during the year ended December 31, 2011 resulting in an effective interest rate of 23.9% on the loan.

(2)
In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a December 31, 2011 carrying amount of $3.2 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a then $9.4 million non-recourse loan to us (the partial proceeds of which we used to repay the remaining balance of the above-scheduled $8.1 million JRAS note payable), and we contracted with JRAS to service those receivables on our behalf.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment and inventory lending arrangements) generally provide for a priority distribution of cash flows to us (or alternative loan servicers) to service any underlying pledged receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that represent any risks of acceleration or bullet repayment of the facilities prior to the facility expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $23.2 million of structured financing notes in the above table at December 31, 2011 was $32.0 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements was $8.8 million on that date.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

The scheduled maturities and repayments of our notes payable in the above table are $2.7 million in 2012 and $20.5 million in 2016.

Notes Payable, at Face Value

The CAR facility with a $31.4 million balance as of December 31, 2010 as scheduled in the notes payable associated with structured financings, at face value table above began to amortize down in June 2011, and we elected to prepay the facility in its entirety in July 2011. In October 2011, we entered a new facility with $40.0 million in available financing that can be drawn to the extent of CAR outstanding eligible principal receivables (of which $23.8 million was drawn as of December 31, 2011). This new facility is secured by the financial and operating assets of our CAR subsidiaries (such assets having a carrying value of $51.4 million at December 31, 2011), accrues interest at an annual rate equal to LIBOR plus 4.0%, matures October 4, 2014, and is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance.

As of December 31, 2011, we were in compliance with all outstanding debt covenants.

12.	Convertible Senior Notes

3.625% Convertible Senior Notes Due 2025

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. The outstanding balances of these notes (net of repurchases since the issuance dates) are reflected within our convertible senior notes balance on our consolidated balance sheets. In 2011 and 2010, we repurchased (either in open market transactions or pursuant to the terms of two separate tender offers) $62.0 million and $84.6 million, respectively, in face amount of these notes. The purchase price for these notes totaled $59.3 million and $52.1 million (including accrued interest) and resulted in an aggregate gain of $0.3 million and $24.2 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases) in 2011 and 2010, respectively.  During certain periods and subject to certain conditions, the remaining $83.9 million of outstanding notes as of December 31, 2011 (as referenced in the table below) will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 34.12 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $29.31 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 34.12 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation should it arise. We may redeem the notes at our election commencing May 30, 2009 if certain conditions are met. In addition, holders of the notes may require us to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events. Beginning with the six-month period commencing on May 30, 2012, we are obligated to pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level.  We anticipate, however, that all of the holders of the notes will require us to repurchase the notes on May 30, 2012.

5.875% Convertible Senior Notes Due 2035

In November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. These notes are reflected within our convertible senior notes balance on our consolidated balance sheets. In 2011 and 2010, we repurchased (either in open market transactions or pursuant to tender offer terms) $1.0 million and $15.6 million, respectively, in face amount of these notes. The purchase price for these notes totaled $0.4 million and $5.5 million (including accrued interest) and resulted in an aggregate gain of $0.3 million and $4.6 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases) in 2011 and 2010, respectively.

During certain periods and subject to certain conditions, the remaining $139.5 million of outstanding notes as of December 31, 2011 (as referenced in the table below) will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 28.04 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $35.67 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 28.04 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% convertible senior notes should they arise. Beginning with the six-month period commencing on January 30, 2009, we could pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the 5.875% convertible senior notes due 2035 offering, we entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock that we exclude from all earnings per share computations and for which we received a fee upon consummation of the agreement of $0.001 per loaned share. The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($6.2 million based on the 1,672,656 of shares remaining outstanding under the share lending arrangement as of December 31, 2011).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

We analogize the share lending agreement to a prepaid forward contract, which we have evaluated under applicable accounting guidance. We determined that the instrument was not a derivative in its entirety and that the embedded derivative would not require separate accounting. The net effect on shareholders’ equity of the shares lent pursuant to the share lending agreement, which includes our requirement to lend the shares and the counterparties’ requirement to return the shares, is the fee received upon our lending of the shares. We have considered rules (also addressed in the above Recent Accounting Pronouncements discussion in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components”) that became effective for us in 2010 with respect to our share lending agreement, and these new rules did not result in any material change to our consolidated financial position, consolidated results of operations, or earnings per share measurements. Moreover, these new rules validate our prior accounting conclusions that the shares of common stock subject to the share lending agreement are excluded from our earnings per share calculations.

Accounting for Convertible Senior Notes

Because our convertible senior notes are Instrument C convertible notes, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and additional paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to additional paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., additional paid-in capital).  We are amortizing the discount to the face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability.  Amortization for the years ended December 31, 2011 and 2010 totaled $6.4 million and $8.9 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $12.5 million and $15.0 million for the years ended December 31, 2011 and 2010, respectively.  We will amortize the discount remaining at December 31, 2011 into interest expense over the expected terms of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes after giving effect to the accounting treatment described above:
	As of December 31,
	2011	2010
Face amount of 3.625% convertible senior notes due 2025	$83,943	$145,970
Face amount of 5.875% convertible senior notes due 2035	139,467	140,467
Discount	(47,010)	(56,593)
Net carrying value	$176,400	$229,844
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

13.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments (predominantly of our Jefferson Capital subsidiary within our Investments in Previously Charged-off Receivables segment) of $4.0 million at December 31, 2011 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which our Credit Cards segment did with respect to substantially all of its outstanding cardholder accounts.  Our remaining available lines of credit relate solely to cards issued under Jefferson Capital’s balance transfer program and to cards issued under programs in the U.K.

CompuCredit Corporation’s third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, and notwithstanding the closure of all credit card accounts the receivables of which CompuCredit Corporation previously purchased, these institutions hold a remaining $0.9 million of pledged collateral as of December 31, 2011. Similarly, our Jefferson Capital subsidiary within our Investments in Previously Charged-off Receivables segment has pledged $0.6 million in collateral associated with cardholder purchases under its balance transfer program.  In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of December 31, 2011). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($13.0 million as of December 31, 2011).

Litigation

 We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

CompuCredit Corporation and five of our other subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain subsidiaries within our Retail Micro-Loans segment (the operations of which were sold in October 2011, subject to our retention of liability for this litigation) violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation was the alter ego of the subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. These claims are similar to those that have been asserted against several other market participants in transactions involving small-balance, short-term loans made to consumers in North Carolina.  On January 23, 2012, among other orders, the trial court denied the defendants’ motion to compel arbitration, and granted the plaintiffs’ motion for class certification. We are vigorously defending this lawsuit.

CompuCredit Corporation is named as a defendant in a class action lawsuit entitled Wanda Greenwood, et al. vs. CompuCredit Corporation and Columbus Bank and Trust, No. 4:08-cv-4878, filed in the U.S. District Court for the Northern District of California.  The plaintiffs allege that in marketing and managing the Aspire Visa card the defendants violated the federal Credit Repair Organizations Act and California Unfair Competition Law.  The class includes all persons who within the four years prior to the filing of the lawsuit were issued an Aspire Visa card or paid money with respect thereto.  The plaintiffs seek various forms of damage, including unspecified monetary damages and the voiding of the plaintiffs’ obligations. On January 10, 2012, the U.S. Supreme Court ordered that the claims related to the Credit Repair Organizations Act are subject to arbitration.  We are vigorously defending this lawsuit.

On December 21, 2009, certain holders of our 3.625% convertible senior notes due 2025 and 5.875% convertible senior notes due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and the then-potential future spin-off of our micro-loan businesses. We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On March 19, 2010, the U.S. District Court for the District of Minnesota transferred venue to the U.S. District Court for the Northern District of Georgia, and on April 6, 2010, we filed a Renewed Motion to Dismiss. Shortly after that filing, on May 12, 2010, the plaintiffs filed a second amended complaint to add new claims and certain of our officers and directors as defendants, to continue to seek to enjoin the then-potential future spinoff and to seek unspecified damages against all defendants. The plaintiffs also sought temporary injunctive relief to prevent our completion of a then-pending tender offer for the repurchase of our 3.625% Convertible Notes due 2025 and our common stock at $7.00 per share. At a hearing on May 12, 2010, the judge in the Northern District of Georgia denied the request for a temporary restraining order, and the tender offer was completed as scheduled on May 14, 2010. On June 4, 2010 and June 25, 2010, we and the other defendants filed respective motions with the U.S. District Court for the Northern District of Georgia to dismiss the second amended complaint. On March 15, 2011, the court denied our and the other defendants’ motions to dismiss the second amended complaint.  On March 22, 2011, certain individual defendants filed a motion to certify a portion of the March 15, 2011 order for immediate interlocutory review, and on April 1, 2011, the court granted that motion.  The Eleventh Circuit Court of Appeals has agreed to hear that appeal, which is pending.  Further, on March 23, 2011, plaintiffs filed an Emergency Motion for Preliminary Injunction in the U.S. District Court for the Northern District of Georgia seeking to enjoin as an alleged fraudulent transfer a then-pending tender offer to repurchase 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. At a hearing on April 1, 2011, the court denied plaintiffs’ motion for a preliminary injunction, and the tender offer was completed as scheduled on April 11, 2011. We are vigorously defending this lawsuit.

14.	Income Taxes

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

As shown with respect to our continuing operations, the current and deferred portions (in thousands) of federal and state income tax benefit or expense as the case may be are as follows:

	For the Year Ended December 31,
	2011	2010
Federal income tax benefit (expense):
Current tax benefit (expense)	$767	$(1,053)
Deferred tax benefit (expense)	272	1,782
Total federal income tax benefit (expense)	1,039	729
Foreign income tax benefit (expense):
Current tax benefit (expense)	(5)	1,167
Deferred tax benefit (expense)	2	2
Total foreign income tax benefit (expense)	(3)	1,169
State and other income tax benefit (expense):
Current tax benefit (expense)	(111)	8
Deferred tax benefit (expense)	(648)	1
Total state and other income tax benefit (expense)	(759)	9
Total income tax benefit	$277	$1,907

Computed considering results for only our continuing operations before income taxes, our effective income tax expense rate was a negative 1.8% for the year ended December 31, 2011, versus our effective income tax benefit rate of a positive 1.8% for the year ended December 31, 2010.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been an 88.1% expense rate and a 31.9% benefit rate, in the years ended December 31, 2011 and 2010, respectively.

Income tax benefits in 2011 and 2010 differed from amounts computed by applying the statutory federal income tax benefit rate to pretax income or loss from consolidated operations principally as a result of the impact of changes in valuation allowances on certain federal and state deferred tax assets, foreign tax expense, and unfavorable permanent differences, including the effects of accruals for uncertain tax positions. The following table reconciles our effective tax expense (for 2011) and benefit (for 2010) rates to the federal statutory rate:

	For the Year Ended December 31,
	2011	2010
Statutory tax expense or benefit rate	35.0%	35.0%
Decrease (Increase) in statutory tax expense or benefit rate resulting from:
Changes in valuation allowances	(48.9)	(36.7)
Interest and penalties related to uncertain tax positions	(4.6)	(1.9)
Foreign income taxes, including indefinitely invested earnings of foreign subsidiaries	2.1	0.1
State and other income taxes and other differences, net	14.6	5.3
(Negative) positive effective tax expense or benefit rate	(1.8)%	1.8%

As of December 31, 2011 and December 31, 2010, the significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2011	2010
Deferred tax assets:
Software development costs/fixed assets	$6,133	$6,457
Equity in income of equity-method investees	3,961	10,469
Goodwill and intangible assets	8,246	32,238
Deferred costs	627	1,761
Provision for loan loss	5,085	13,252
Equity based compensation	3,223	7,798
Charitable contributions	2,712	5,303
Other	4,271	5,203
Accruals for state taxes and interest associated with unrecognized tax benefits	5,550	5,807
Federal net operating loss carry-forward	130,534	166,422
Federal credit carry-forward	1,073	571
Foreign net operating loss carry-forward	1,725	2,087
State tax benefits	37,644	38,543
	210,784	295,911
Valuation allowances	(70,999)	(136,263)
	139,785	159,648
Deferred tax liabilities:
Prepaid expenses	(369)	(844)
Mark-to-market	(3,075)	(5,318)
Credit card fair value election and Securitization-related differences	(33,993)	(45,046)
Interest on debentures	(26,511)	(29,799)
Convertible senior notes	(16,653)	(19,885)
Cancellation of indebtedness income	(66,082)	(65,543)
	(146,683)	(166,435)
Net deferred tax liability	$(6,898)	$(6,787)

The amounts reported for both 2011 and 2010 have been adjusted to account for the reclassification of unrecognized tax benefits as required by applicable accounting literature.

Certain of our deferred tax assets relate to federal, foreign and state net operating losses as noted in the above table, and we have no other net operating losses or credit carry-forwards other than those noted herein. Our $71.0 million of deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits, principally net operating losses and credits from operations in the U.S. (both federal and state) and foreign jurisdictions, and it is more likely than not that these recorded tax benefits will not be utilized to reduce future federal, foreign and state tax liabilities in these jurisdictions.

We conduct business globally, and as a result, one or more of our subsidiaries files federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and the Netherlands. With a few exceptions, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2008. Currently, we are under audit by various jurisdictions for various years, including by the Internal Revenue Service for the 2007 and 2008 tax years. Although the audits have not been concluded, we do not expect any changes to our reported tax positions in those years that would have a material effect on our consolidated financial statements. Moreover, if any material payments are ultimately determined to be owed as a result of ongoing audits (e.g., through settlement or litigation with taxing authorities), we do not anticipate having to make such payments, if any, for several more years.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $2.1 million and $3.5 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2011 and 2010, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized such reductions in the amounts of $1.0 million and $3.5 million in the years ended December 31, 2011 and 2010, respectively.

Reconciliation (in thousands) of unrecognized tax benefits from the beginning to the end of 2011 and 2010 is as follows:

	2011	2010
Balance at January 1,	$(54,011)	$(53,210)
Reductions based on tax positions related to the prior year	2,890	284
Additions based on tax positions related to the current year	(879)	(613)
Interest and penalties accrued	(2,146)	(3,543)
Reductions for tax positions of prior years for lapses of applicable statute of limitations	—	3,071
Balance at December 31,	$(54,146)	$(54,011)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $16.8 million and $16.7 million at December 31, 2011 and 2010, respectively.

Absent the effects of potential agreements to extend statutes of limitations periods (as we recently did with respect to our 2007 and 2008 federal income tax returns), the total amount of unrecognized tax benefits with respect to certain of our unrecognized tax positions will significantly change as a result of the lapse of applicable limitations periods in the next 12 months. However, it is not reasonably possible to determine which (if any) limitations periods will lapse in the next 12 months due to the effect of existing and new tax audits and tax agency determinations.  Moreover, the net amount of such change cannot be reasonably estimated because our operations over the next 12 months may cause other changes to the total amount of unrecognized tax benefits. Due to the complexity of the tax rules underlying our uncertain tax position liabilities, and the unclear timing of tax audits, tax agency determinations, and other events (such as the outcomes of tax controversies involving related issues with unrelated taxpayers), we cannot establish reasonably reliable estimates for the periods in which the cash settlement of our uncertain tax position liabilities will occur.

15.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

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

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2011	2010
Numerator:
Income from (loss on) continuing operations attributable to controlling interests	$16,123	$(104,912)
Income from discontinued operations attributable to controlling interests	$117,894	$7,408
Net income (loss) attributable to controlling interests	$134,017	$(97,504)
Denominator:
Basic (including unvested share-based payment awards) (1)	25,735	39,786
Effect of dilutive stock options and warrants (2)	86	211
Diluted (including unvested share-based payment awards) (1)	25,821	39,997
Income from (loss on) continuing operations attributable to controlling interests per common share—basic	$0.63	$(2.64)
Income from (loss on) continuing operations attributable to controlling interests per common share—diluted	$0.62	$(2.64)

Income from discontinued operations attributable to controlling interests per common share—basic	$4.58	$0.19
Income from discontinued operations attributable to controlling interests per common share—diluted	$4.57	$0.19
Net income (loss) attributable to controlling interests per common share—basic	$5.21	$(2.45)
Net income (loss) attributable to controlling interests per common share—diluted	$5.19	$(2.45)

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  194,841 and 662,619 shares for the years ended December 31, 2011 and 2010, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net income (loss) per share computations for the years ended December 31, 2011 and 2010.  Similarly, we excluded 50,379 of unvested restricted share units from such calculations for the year ended December 31, 2010, with none being excluded for the year ended December 31, 2011.

For the years ended December 31, 2011 and 2010, there were no shares potentially issuable and thus includible in the diluted net loss attributable to controlling interests per common share calculation under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $29.31 and $35.67 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is 2.9 million and 3.9 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 12, “Convertible Senior Notes,” for a further discussion of these convertible securities.

16.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,103,518 shares remained available for grant under this plan as of December 31, 2011. While exercises and vestings under our stock-based employee compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the years ended December 31, 2011 or 2010, they did result in an income tax-related charge to additional paid-in capital of $1.6 million during the year ended December 31, 2009.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the years ended December 31, 2011 and 2010, we expensed stock-option-related compensation costs of $0.5 million and $1.7 million, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Year Ended December 31, 2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	570,000	$39.24
Issued/Cancelled/Forfeited	—	—
Outstanding at December 31, 2011	570,000	$39.24	1.2	$—
Exercisable at December 31, 2011	570,000	$39.24	1.2	$—

	For the Year Ended December 31, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	790,000	$31.75
Cancelled/Forfeited	(220,000)	11.60
Outstanding at December 31, 2010	570,000	$39.24	2.2	$—
Exercisable at December 31, 2010	70,000	$26.76	1.3	$—

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise price	Number Outstanding	Weighted Remaining Average Contractual Life (in Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted Remaining Average Contractual Life (in Years)	Weighted-Average Exercise Price
$0.00 – $12.00	20,000	0.3	$6.79	20,000	0.3	$6.79
$25.01 – $50.00	550,000	1.3	$40.42	550,000	1.3	$40.42
	570,000	1.2	$39.24	570,000	1.2	$39.24

As of December 31, 2011, we had no unamortized deferred compensation costs associated with non-vested stock options. There were no stock option exercises during the years ended December 31, 2011 and 2010.  No options were granted in the years ended December 31, 2011 or 2010.

Restricted Stock and Restricted Stock Unit Awards

During the years ended December 31, 2011 and 2010, we granted 44,000 and 253,107 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.3 million and $1.1 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of December 31, 2011, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.1 million with a weighted-average remaining amortization period of 0.8 years.

17.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3%. We contributed matching contributions under our U.S. and U.K. plans of $0.3 million and $0.5 million in 2011 and 2010, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP to which we referred above. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase common stock in CompuCredit up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $0.03 million to purchase 10,383 shares of common stock in 2011 and $0.05 million to purchase 12,183 shares of common stock in 2010 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $6,000 and $8,000 in 2011 and 2010, respectively.

18.	Related Party Transactions

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

Additionally, as part of our May 2010 tender offer, we purchased the following shares from our executive officers and members of our Board of Directors at $7 per share:
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

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of December 31, 2011, we had no remaining deposit with Urban Trust and had terminated our agreement with them.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 5, 2012.

CompuCredit Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 5, 2012

/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	March 5, 2012

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 5, 2012

/s/ DEAL W. HUDSON Deal W. Hudson	Director	March 5, 2012

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 5, 2012

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 5, 2012