Form 10-Q
period 2012-03-31
CompuCredit Holdings Corp
filed 2012-05-10
CIK 1464343

__________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2012

 of

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

As of April 30, 2012, there were 21,996,523 shares of common stock, no par value, of the registrant outstanding. (This excludes 1,672,656 loaned shares to be returned.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Unrestricted cash and cash equivalents	$145,305	$144,913
Restricted cash and cash equivalents	21,756	23,759
Loans and fees receivable:
Loans and fees receivable, net (of $7,934 and $7,480 in deferred revenue and $7,249 and $7,156 in allowances for uncollectible loans and fees receivable at March 31, 2012 and December 31, 2011, respectively)	66,420	64,721
Loans and fees receivable pledged as collateral under structured financings, net (of $243 and $511 in deferred revenue and $5,231 and $7,537 in allowances for uncollectible loans and fees receivable at March 31, 2012 and December 31, 2011, respectively)	24,138	31,902
Loans and fees receivable, at fair value	23,510	28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	201,925	238,763
Investments in previously charged-off receivables	36,795	37,110
Investments in securities	5,995	6,203
Deferred costs, net	2,852	3,033
Property at cost, net of depreciation	8,343	8,098
Investments in equity-method investees	46,919	49,862
Prepaid expenses and other assets	11,402	11,317
Total assets	$595,360	$647,907
Liabilities
Accounts payable and accrued expenses	42,275	47,140
Notes payable, at face value	23,600	23,765
Notes payable associated with structured financings, at face value	17,002	23,151
Notes payable associated with structured financings, at fair value	202,470	241,755
Convertible senior notes (Note 8)	177,653	176,400
Income tax liability	59,687	59,368
Total liabilities	522,687	571,579

Commitments and contingencies (Note 9)

Equity
Common stock, no par value, 150,000,000 shares authorized: 23,669,179 shares issued and 23,669,179 shares outstanding (including 1,672,656 loaned shares to be returned) at March 31, 2012; and 31,997,581 shares issued and 23,559,402 shares outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2011	-	-
Additional paid-in capital	293,407	294,246
Treasury stock, at cost, 0 and 8,438,179 shares at March, 31 2012 and December 31, 2011, respectively	-	(187,615)
Accumulated other comprehensive loss	(1,315)	(2,257)
Retained deficit	(219,556)	(28,257)
Total shareholders’ equity	72,536	76,117
Noncontrolling interests	137	211
Total equity	72,673	76,328
Total liabilities and equity	$595,360	$647,907

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Interest income:
Consumer loans, including past due fees	$26,086	$42,624
Other	202	322
Total interest income	26,288	42,946
Interest expense	(10,897)	(11,951)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	15,391	30,995
Fees and related income on earning assets	64,354	59,222
Losses upon charge off of loans and fees receivable recorded at fair value	(55,628)	(52,848)
Provision for losses on loans and fees receivable recorded at net realizable value	(2,881)	(840)
Net interest income, fees and related income on earning assets	21,236	36,529
Other operating income:
Servicing income	1,264	966
Ancillary and interchange revenues	1,944	2,502
Gain on repurchase of convertible senior notes	-	268
Gain on buy-out of equity-method investee members	-	619
Equity in income of equity-method investees	6,017	18,304
Total other operating income	9,225	22,659
Other operating expense:
Salaries and benefits	5,877	6,553
Card and loan servicing	19,952	19,820
Marketing and solicitation	816	437
Depreciation	472	1,998
Other	7,510	6,964
Total other operating expense	34,627	35,772
(Loss on) income from continuing operations before income taxes	(4,166)	23,416
Income tax expense	(340)	(274)
(Loss on) income from continuing operations	(4,506)	23,142
Discontinued operations:
Income from discontinued operations before income taxes	-	8,923
Income tax expense	-	(2,312)
Income from discontinued operations	-	6,611
Net (loss) income	(4,506)	29,753
Net loss (income) attributable to noncontrolling interests (including $0 and $1,131 of income associated with noncontrolling interests in discontinued operations in the three months ended March 31, 2012 and 2011, respectively)	74	(1,298)
Net (loss) income attributable to controlling interests	$(4,432)	$28,455
(Loss on) income from continuing operations attributable to controlling interests per common share—basic	$(0.20)	$0.65
(Loss on) income from continuing operations attributable to controlling interests per common share—diluted	$(0.20)	$0.64
Income from discontinued operations attributable to controlling interests per common share—basic	$-	$0.15
Income from discontinued operations attributable to controlling interests per common share—diluted	$-	$0.15
Net (loss) income attributable to controlling interests per common share—basic	$(0.20)	$0.80
Net (loss) income attributable to controlling interests per common share—diluted	$(0.20)	$0.79

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Net (loss) income	$(4,506)	$29,753
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,010	1,905
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	-	(45)
Income tax related to other comprehensive income	(68)	-
Comprehensive (loss) income	(3,564)	31,613
Comprehensive loss (income) attributable to noncontrolling interests	74	(1,298)
Comprehensive (loss) income attributable to controlling interests	$(3,490)	$30,315

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2012 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	31,997,581	$-	$294,246	$(187,615)	$(2,257)	$(28,257)	$211	$76,328
Use of treasury stock for stock-based compensation plans	(118,277)	-	(944)	5,169	-	(4,225)	-	-
Compensatory stock issuances	109,777	-	-	-	-	-	-	-
Amortization of deferred stock-based compensation costs	-	-	105	-	-	-	-	105
Purchase of treasury stock	-	-	-	(196)	-	-	-	(196)
Redemption and retirement of shares	(8,319,902)	-	-	182,642	-	(182,642)	-	-
Net loss	-	-	-	-	-	(4,432)	(74)	(4,506)
Foreign currency translation adjustment, net of tax	-	-	-	-	942	-	-	942
Balance at March 31, 2012	23,669,179	$-	$293,407	$-	$(1,315)	$(219,556)	$137	$72,673

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Operating activities
Net (loss) income	$(4,506)	$29,753
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	404	2,768
Losses upon charge off of loans and fees receivable recorded at fair value	55,628	52,848
Provision for losses on loans and fees receivable	2,881	10,598
Accretion of discount on convertible senior notes	1,253	1,835
Stock-based compensation expense	105	1,682
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(46,612)	(48,659)
Unrealized loss on trading securities	291	192
Gain on repurchase of convertible senior notes	-	(268)
Income from equity-method investments	(6,017)	(18,304)
Gain on buy-out of equity-method investee members	-	(619)
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease (increase) in uncollected fees on earning assets	15,149	(2,985)
Decrease in JRAS auto loans receivable	1,848	4,549
Decrease in deferred costs	187	-
Increase (decrease) in income tax liability	251	(2,206)
Decrease in prepaid expenses	109	3
Decrease in accounts payable and accrued expenses	(1,478)	(623)
Other	159	(2,209)
Net cash provided by operating activities	19,652	28,355
Investing activities
Decrease (increase) in restricted cash	2,003	(2,765)
Investment in equity-method investees	(1,354)	(34,336)
Proceeds from equity-method investees	11,124	4,002
Investments in earning assets	(58,256)	(235,863)
Proceeds from earning assets	89,638	370,044
Investments in subsidiaries	(3,514)	-
Net cash associated with newly acquired consolidated subsidiaries	-	2,781
Purchases and development of property, net of disposals	(714)	(533)
Net cash provided by investing activities	38,927	103,330
Financing activities
Noncontrolling interests contributions, net	-	600
Purchase of treasury stock	(196)	(776)
Purchases of noncontrolling interests	-	(4,042)
Proceeds from borrowings	365	9,697
Repayment of borrowings	(58,583)	(109,820)
Net cash used in financing activities	(58,414)	(104,341)
Effect of exchange rate changes on cash	227	1,171
Net increase in unrestricted cash	392	28,515
Unrestricted cash and cash equivalents at beginning of period	144,913	85,350
Unrestricted cash and cash equivalents at end of period	$145,305	$113,865
Supplemental cash flow information
Unrestricted cash included in assets held for sale	$-	$7,344
Cash paid for interest	$10,932	$11,079
Net cash income tax payments	$89	$4,832
Supplemental non-cash information
Notes payable associated with capital leases	$305	$-

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

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

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheets; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations. Operating results for the three months ended March 31, 2012 are not indicative of what our results will be for the year ending December 31, 2012.

We have reclassified certain amounts in our prior period consolidated financial statements related to the classification of our Retail Micro-Loans segment as discontinued operations to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

2.           Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we use to prepare our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value (1) associated with (a) U.K. credit card and U.S. private label merchant and other credit products currently being marketed within our Credit Cards and Other Investments segment, (b) credit card accounts opened under our Investment in Previously Charged-off Receivables segment’s balance transfer program, and (c) our Auto Finance segment’s CAR operations (all the aforementioned being labeled in loans and fees receivable, net), and (2) associated with our former ACC and JRAS auto finance businesses, which are separately labeled as pledged as collateral for non-recourse asset-backed structured financing facilities.  Our balance transfer program receivables are included as a component of our Credit Cards and Other Investments segment data and aggregated $14.2 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 4.5% of our consolidated loans and fees receivable (net or at fair value) as of March 31, 2012.  Our loans and fees receivable generally are unsecured; however, our auto finance loans are secured by the underlying automobiles in which we hold the vehicle title.

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this report are as follows:

	Balance at December 31, 2011	Additions	Subtractions	Balance at March 31, 2012
Loans and fees receivable, gross	$119.3	$46.6	$(54.7)	$111.2
Deferred revenue	(8.0)	(6.5)	6.4	(8.1)
Allowance for uncollectible loans and fees receivable	(14.7)	(2.9)	5.1	(12.5)
Loans and fees receivable, net	$96.6	$37.2	$(43.2)	$90.6

	Balance at December 31, 2010	Additions	Subtractions	Balance at March 31, 2011
Loans and fees receivable, gross	$227.7	$143.4	$(182.2)	$188.9
Deferred revenue	(20.5)	(16.7)	18.4	(18.8)
Allowance for uncollectible loans and fees receivable	(37.6)	(4.0)	13.4	(28.2)
Loans and fees receivable, net	$169.6	$122.7	$(150.4)	$141.9

As of March 31, 2012 and 2011, the weighted average remaining accretion periods for the $8.1 million and $18.8 million, respectively, of deferred revenue reflected in the above tables were 13.6 and 13.5 months, respectively.

A roll-forward of our allowance for uncollectible loans and fees receivable, net (in millions) by category of loans and fees receivable is as follows:

For the Three Months Ended March 31, 2012	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(1.1)	$(8.4)	$(1.2)	$(14.7)
Provision for loan losses	(1.8)	(1.4)	0.6	(0.3)	(2.9)
Charge offs	1.6	2.0	2.9	0.1	6.6
Recoveries	(0.3)	-	(1.2)	-	(1.5)
Balance at end of period	$(4.5)	$(0.5)	$(6.1)	$(1.4)	$(12.5)
Balance at end of period individually evaluated for impairment	$-	$-	$(0.1)	$-	$(0.1)
Balance at end of period collectively evaluated for impairment	$(4.5)	$(0.5)	$(6.0)	$(1.4)	$(12.4)
Loans and fees receivable:
Loans and fees receivable, gross	$24.0	$1.1	$78.6	$7.5	$111.2
Loans and fees receivable individually evaluated for impairment	$-	$-	$0.2	$-	$0.2
Loans and fees receivable collectively evaluated for impairment	$24.0	$1.1	$78.4	$7.5	$111.0

For the Three Months Ended March 31, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Provision for loan losses (includes $3.2 million of provision netted within income from discontinued operations)	(0.3)	(3.5)	(0.1)	(0.1)	(4.0)
Charge offs	1.6	4.2	9.0	-	14.8
Recoveries	(0.3)	(0.2)	(1.6)	-	(2.1)
Sale of assets	-	-	0.7	-	0.7
Balance at end of period	$(3.0)	$(4.7)	$(20.3)	$(0.2)	$(28.2)
Balance at end of period individually evaluated for impairment	$-	$-	$(0.4)	$-	$(0.4)
Balance at end of period collectively evaluated for impairment	$(3.0)	$(4.7)	$(19.9)	$(0.2)	$(27.8)
Loans and fees receivable:
Loans and fees receivable, gross	$17.2	$38.1	$132.8	$0.8	$188.9
Loans and fees receivable individually evaluated for impairment	$-	$-	$1.1	$-	$1.1
Loans and fees receivable collectively evaluated for impairment	$17.2	$38.1	$131.7	$0.8	$187.8

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	As of
	March 31,	December 31,
	2012	2011
Current loans receivable	$98.8	$100.9
Current fees receivable	1.6	1.9
Delinquent loans and fees receivable	10.8	16.5
Loans and fees receivable, gross	$111.2	$119.3

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans that we did not collect on the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable and typically are charged off 180 days from the point they become delinquent for our auto finance, credit card and private label merchant credit receivables, or sooner if facts and circumstances earlier indicate non-collectability.  Recoveries on accounts previously charged off are credited to the allowance for uncollectible loans and fees receivable and effectively offset our provision for loan losses in our accompanying consolidated statements of operations.

An aging of our delinquent loans and fees receivable, gross (in millions) as of March 31, 2012 and December 31, 2011 is as follows:

As of March 31, 2012	Credit Cards	Micro-Loans	Auto Finance	Other	Total
30-59 days past due	$1.1	$0.1	$3.8	$-	$5.0
60-89 days past due	0.8	0.2	1.2	-	2.2
Greater than 90 days past due	2.1	0.3	1.2	-	3.6
Delinquent loans and fees receivable, gross	4.0	0.6	6.2	-	10.8
Current loans and fees receivable, gross	20.0	0.5	72.4	7.5	100.4
Total loans and fees receivable, gross	$24.0	$1.1	$78.6	$7.5	$111.2
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$-	$0.8	$-	$0.8

As of December 31, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
30-59 days past due	$0.8	$0.7	$6.9	$-	$8.4
60-89 days past due	0.7	0.6	2.5	-	3.8
Greater than 90 days past due	1.5	0.9	1.9	-	4.3
Delinquent loans and fees receivable, gross	3.0	2.2	11.3	-	16.5
Current loans and fees receivable, gross	17.5	0.9	80.2	4.2	102.8
Total loans and fees receivable, gross	$20.5	$3.1	$91.5	$4.2	$119.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$-	$1.3	$-	$1.3

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended March 31,
	2012	2011
Unrecovered balance at beginning of period	$37,110	$29,889
Acquisitions of defaulted accounts	11,798	3,024
Cash collections	(26,085)	(20,628)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our consolidated statements of operations)	13,972	10,597
Unrecovered balance at end of period	$36,795	$22,882

Previously charged-off receivables held as of March 31, 2012 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At March 31, 2012, $7.3 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.  Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 1.2% of our consolidated total assets.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 60 months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately 84 months for Chapter 13 Bankruptcies. Our estimated remaining collections on the $36.8 million unrecovered balance of our investments in previously charged-off receivables as of March 31, 2012 amount to $186.9 million (before servicing costs), of which we expect to collect 40.0% over the next 12 months, with the balance to be collected thereafter.

Investments in Securities

The carrying values (in thousands) of our investments in debt and equity securities (excluding those investments for which we use equity-method accounting) are as follows:

	As of
	March 31, 2012	December 31, 2011
Held to maturity:
Investments in non-marketable debt securities	$70	$93
Available for sale:
Investments in non-marketable equity securities	1,781	2,075
Investments in non-marketable debt securities	3,991	3,884
Trading:
Investments in marketable equity securities	153	151
Total investments in securities	$5,995	$6,203

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investments in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture that purchased all of the outstanding notes issued out of the structured financing trust underlying our U.K. portfolio of credit card receivables (the “U.K. Portfolio”). We record our respective interests in the income or losses of our equity-method investees within the equity in income (loss) of equity-method investees category on our consolidated statements of operations. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees.

Income Taxes

Computed considering results for only our continuing operations before income taxes, our effective income tax benefit rate was a negative 8.2% for the three months ended March 31, 2012, versus our effective income tax expense rate of a positive 1.2% for the three months ended March 31, 2011. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been a positive 25.9% benefit rate and a 38.6% expense rate, in the three months ended March 31, 2012 and 2011, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.5 million and $0.5 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2012 and 2011, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in the three months ended March 31, 2012 and 2011, respectively.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended March 31,
	2012	2011
Fees on credit products	$3,478	$3,760
Changes in fair value of loans and fees receivable recorded at fair value (1)	55,929	130,003
Changes in fair value of notes payable associated with structured financings recorded at fair value	(9,317)	(81,344)
Income on investments in previously charged-off receivables	13,972	10,597
Gross loss on auto sales	-	(111)
(Losses) gains on investments in securities	(242)	132
Loss on sale of JRAS assets	-	(4,648)
Other	534	833
Total fees and related income on earning assets	$64,354	$59,222

(1)
The above changes in fair value of loans and fees receivable recorded at fair value category excludes the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 7, “Fair values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

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

In June 2011, the FASB issued new accounting guidance that revises the manner in which comprehensive income is required to be presented in financial statements. The new guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The guidance eliminates the option to present components of other comprehensive income in the statement of changes in stockholders’ equity. It does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The guidance requires retrospective application and is effective for interim and annual periods beginning on or after December 15, 2011. We adopted the presentation guidance as of December 31, 2011, and it has no effect on our financial condition, results of operations or liquidity since it impacts presentation only.

In May 2011, the FASB issued amended guidance on fair value that is intended to provide a converged fair value framework for U.S. GAAP and IFRS. The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While the amended guidance continues to define fair value as an exit price, it changes some fair value measurement principles and expands the existing disclosure requirements for fair value measurements. The amended guidance is effective for public entities for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application and disclosure in the period of adoption of the change, if any, in valuation techniques and related inputs resulting from application of the amendments and quantification of the total effect, if practicable. We adopted the amended guidance in the first quarter of 2012 which had no material impacts on our consolidated statements of operations.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after March 31, 2012, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.            Discontinued Operations

In April, 2011 and October, 2011, respectively, we sold our U.K. Internet micro-loan subsidiaries and our retail micro-loans subsidiaries; accordingly, their results of operations are shown as discontinued operations within our consolidated statements of operations for all periods presented. Key components of discontinued operations on our consolidated statements of operations are as follows:

	For the Three Months Ended March 31,
	2012	2011
Net interest income, fees and related income on earning assets	$-	$34,856
Other operating expense	-	25,933
Income before income taxes	-	8,923
Income tax expense	-	(2,312)
Net income	$-	$6,611
Net income attributable to noncontrolling interests	$-	$1,131

There were no assets held for sale on either our March 31, 2012 or December 31, 2011 consolidated balance sheets.

4.            Segment Reporting

We operate primarily within one industry consisting of three reportable segments by which we manage our business. Our three reportable segments are:  Credit Cards and Other Investments; Investments in Previously Charged-Off Receivables; and Auto Finance. Due to the 2011 sales of our Retail and U.K.-based Internet micro-loans operations, we have eliminated segment reporting for our former Retail Micro-Loans and Internet Micro-Loans segments.  Additionally, we have renamed our Credit Card segment as the Credit Cards and Other Investments segment to encompass ancillary investments and product offerings that are largely start-up in nature and do not qualify for separate segment reporting.  All prior period data have been reclassified to this new current period presentation.

Summary operating segment information (in thousands) is as follows:

		Investments in
	Credit Cards	Previously
	and Other	Charged-Off	Auto
Three Months Ended March 31, 2012	Investments	Receivables	Finance	Total
Net interest income, fees and related income on earning assets	$3,038	$13,926	$4,272	$21,236
Total other operating income	$8,079	$1,005	$141	$9,225
(Loss) income from continuing operations before income taxes	$(6,674)	$4,110	$(1,602)	$(4,166)
Loans and fees receivable, gross	$32,616	$-	$78,599	$111,215
Loans and fees receivable, net	$25,072	$-	$65,486	$90,558
Loans and fees receivable held at fair value	$225,435	$-	$-	$225,435
Total assets	$465,273	$50,939	$79,148	$595,360

		Investments in
	Credit Cards	Previously
	and Other	Charged-Off	Auto
Three Months Ended March 31, 2011	Investments	Receivables	Finance	Total
Net interest income, fees and related income on earning assets	$23,126	$10,515	$2,888	$36,529
Total other operating income	$21,824	$706	$129	$22,659
Income (loss) from continuing operations before income taxes	$23,583	$3,399	$(3,566)	$23,416
Loans and fees receivable, gross	$56,079	$-	$132,772	$188,851
Loans and fees receivable, net	$42,804	$-	$99,047	$141,851
Loans and fees receivable held at fair value	$310,815	$-	$-	$310,815
Total assets	$782,287	$37,493	$87,607	$907,387

5.            Shareholders’ Equity

Retired Shares

During the three months ended March 31, 2012, we retired all of our common shares held in treasury, thereby resulting in a $182.6 million charge to retained earnings. Pursuant to the closing of a tender offer in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million, and these shares were subsequently retired. We exclude all retired shares from our outstanding share counts. Also, we had 1,672,656 loaned shares outstanding at March 31, 2012, which were originally lent in coordination with our December 2005 issuance of convertible senior notes.

Treasury Stock

Prior to their retirement, we reissued treasury shares totaling 154,815 and 452,567 during the three months ended March 31, 2012 and 2011, respectively, at gross costs of $5.2 million and $15.1 million, respectively, in satisfaction of option exercises and vested restricted stock.  We also effectively purchased shares totaling 36,538 and 121,703 during the three months ended March 31, 2012 and 2011 at gross costs of $0.2 million and $0.8 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for payment of required minimum tax withholdings.

6.            Investments in Equity-Method Investees

Our equity-method investments outstanding at March 31, 2012 consist of our interests (aggregating 50%) in a joint venture that was formed in 2004 to purchase a credit card receivables portfolio and our 50.0% interest in a joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. The latter 50%-owned joint venture elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.

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

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	March 31, 2012	December 31, 2011
Loans and fees receivable pledged as collateral under structured financings, at fair value	$75,003	$78,413
Investments in non-marketable debt securities, at fair value	$63,576	$81,639
Total assets	$154,665	$166,476
Notes payable associated with structured financings, at fair value	$51,317	$59,515
Total liabilities	$51,121	$58,487
Members’ capital	$103,544	$107,989

	For the Three Months Ended March 31,
	2012	2011
Net interest income, fees and related income on earning assets	$14,287	$37,675
Total other operating income	$83	$87
Net income	$13,490	$36,272

Included in the above tables is our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	March 31, 2012	December 31, 2011
Investments in non-marketable debt securities, at fair value	$63,576	$81,639
Total assets	$64,335	$83,210
Total liabilities	$-	$-
Members’ capital	$64,335	$83,210

	For the Three Months Ended March 31,
	2012	2011
Net interest income, fees and related income on earning assets	$547	$34,409
Net income	$526	$34,303

As noted in Note 8, Convertible Senior Notes and Notes Payable, notes payable with a fair value of $63.6 million correspond with the $63.6 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

7.           Fair Values of Assets and Liabilities

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2012 and December 31, 2011 by fair value hierarchy:

	Quoted Prices in Active	Significant Other	Significant	Total Assets
	Markets for Identical	Observable Inputs	Unobservable	Measured at Fair
Assets – As of March 31, 2012	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Investment securities—trading	$153	$-	$-	$153
Loans and fees receivable, at fair value	$-	$-	$23,510	$23,510
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$201,925	$201,925

	Quoted Prices in Active	Significant Other	Significant	Total Assets
	Markets for Identical	Observable Inputs	Unobservable	Measured at Fair
Assets – As of December 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Investment securities—trading	$151	$-	$-	$151
Loans and fees receivable, at fair value	$-	$-	$28,226	$28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$238,763	$238,763

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our Level 1 assets in the above table, total realized net gains and losses were $0.0 million for both three months ended March 31, 2012 and 2011, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three-month periods ended March 31, 2012 and 2011:

		Loans and Fees
		Receivable Pledged as
		Collateral under
	Loans and Fees	Structured
	Receivable, at	Financings, at Fair
	Fair Value	Value	Total
Balance at January 1, 2011	$12,437	$373,155	$385,592
Transfers in due to consolidation of equity-method investees	-	14,587	14,587
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	126,586	126,586
Net revaluations of loans and fees receivable, at fair value	3,417	-	3,417
Purchases, issuances, and settlements, net	(6,901)	(102,601)	(109,502)
Impact of foreign currency translation	-	3,351	3,351
Net transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2011	$8,953	$415,078	$424,031
Balance at January 1, 2012	$28,226	$238,763	$266,989
Transfers in due to consolidation of equity-method investees	-	-	-
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	52,192	52,192
Net revaluations of loans and fees receivable, at fair value	3,737	-	3,737
Purchases, issuances, and settlements, net	(8,453)	(91,742)	(100,195)
Impact of foreign currency translation	-	2,712	2,712
Net transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2012	$23,510	$201,925	$225,435

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

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended March 31, 2012:

Quantitative information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2012			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)(1)

Loans and fees receivable, at fair value	$23,510	Discounted cash flows	Gross yield	16.6%
			Principal payment rate	2.7%
			Expected credit loss rate	14.2%
			Servicing rate	8.3%
			Discount rate	16.0%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$201,925	Discounted cash flows	Gross yield	14.2% to 26.7% (22.5%)
			Principal payment rate	1.7% to 4.3% (2.6%)
			Expected credit loss rate	13.8% to 34.8% (27.4%)
			Servicing rate	3.9% to 7.6% (5.6%)
			Discount rate	16.0% to 16.3% (16.1%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2012 and December 31, 2011 by fair value hierarchy:

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total Liabilities
	Identical Assets	Observable Inputs	Unobservable Inputs	Measured at Fair
Liabilities	(Level 1)	(Level 2)	(Level 3)	Value
Interest rate swap underlying our CAR facility as of March 31, 2012	$-	$-	$-	$-
Notes payable associated with structured financings, at fair value as of March 31, 2012	$-	$-	$202,470	$202,470
Notes payable associated with structured financings, at fair value as of December 31, 2011	$-	$-	$241,755	$241,755

Gains and losses associated with fair value changes for the above liability class are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  For our interest rate swap in the above table, into which we entered in March 2012, we assess fair value based on quotes for an identically termed swap arrangement at the end of each measurement period from a third-party provider.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0% for $20.0 million of the underlying CAR facility.  For our liabilities included in the above table, which represent notes payable associated with our structured financings of liquidating portfolios of credit card receivables, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three-month periods ended March 31, 2012 and 2011:

	Notes Payable Associated with
	Structured Financings, at Fair Value
	2012	2011
Beginning balance, January 1	$241,755	$370,544
Transfers in due to consolidation of equity-method investees	-	15,537
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	9,317	81,344
Repayments on outstanding notes payable, net	(51,136)	(71,689)
Impact of foreign currency translation	2,534	3,520
Net transfers in and/or out of Level 3	-	-
Ending balance, March 31	$202,470	$399,256

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

For Level 3 liabilties measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended March 31, 2012:

Quantitative information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2012			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)
Notes payable associated with structured financings, at fair value as of March 31, 2012	$202,470	Discounted cash flows	Gross yield	14.2% to 26.7% (23.9%)
			Principal payment rate	1.7% to 4.3% (2.7%)
			Expected credit loss rate	13.8% to 34.8% (27.4%)
			Discount rate	6.7% to 20.1% (17.0%)

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2012 and December 31, 2011 concerning our assets and liabilities measured at fair value are as follows:

		Loans and Fees
		Receivable Pledged as
	Loans and Fees	Collateral under
	Receivable at	Structured Financings
As of March 31, 2012	Fair Value	at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$31,570	$284,235
Aggregate fair value of loans and fees receivable that are reported at fair value	$23,510	$201,925
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$39	$419
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$2,001	$18,253

		Loans and Fees
		Receivable Pledged as
	Loans and Fees	Collateral under
	Receivable at	Structured Financings
As of December 31, 2011	Fair Value	at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$37,272	$367,227
Aggregate fair value of loans and fees receivable that are reported at fair value	$28,226	$238,763
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$66	$1,041
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$3,004	$28,359

	Notes Payable	Notes Payable
	Associated with	Associated with
	Structured Financings,	Structured Financings,
	at Fair Value as of	at Fair Value as of
Notes Payable	March 31, 2012	December 31, 2011
Aggregate unpaid principal balance of notes payable	$373,034	$420,936
Aggregate fair value of notes payable	$202,470	$241,755

8.           Convertible Senior Notes and Notes Payable

Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025, and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets, and the following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	March 31, 2012	December 31, 2011
Face amount of 3.625% convertible senior notes due 2025	$83,943	$83,943
Face amount of 5.875% convertible senior notes due 2035	139,467	139,467
Discount	(45,757)	(47,010)
Net carrying value	$177,653	$176,400
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$-	$-

We are amortizing the discount to the face amount of the notes into interest expense over the expected life of the notes.  Amortization for the three months ended March 31, 2012 and 2011 totaled $1.3 million and $1.8 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $2.8 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively.  We will amortize the discount remaining at March 31, 2012 into interest expense over the expected terms of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively).  The expected life of the notes due in 2025 is shorter pursuant to a note holder put option. The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

In open market transactions during the three months ended March 31, 2011, we repurchased $13.5 million in face amount of our 3.625% notes for $12.4 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively, thereby resulting in the recognition of an aggregate gain during the three months ended March 31, 2011 of $0.3 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases).  We did not repurchase any of our convertible senior notes during the three months ended March 31, 2012.

Notes Payable Associated with Structured Financings, at Fair Value

As of March 31, 2012, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) along with comparable December 31, 2011 carrying amounts as follows:

	Carrying Amounts at Fair Value as of
	March 31, 2012	December 31, 2011
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (expiring June 2013), outstanding face amount of $265.1 million bearing interest at a weighted average 3.0% interest rate, which is secured by credit card receivables and restricted cash aggregating $134.6 million in carrying amount	$134.6	$154.1
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $103.6 million bearing interest at a weighted average 4.7% interest rate, which is secured by credit card receivables and restricted cash aggregating $72.0 million in carrying amount	63.6	81.6
Amortizing term structured financing facility (expiring January 2015) issued out of a trust underlying a portfolio acquisition by one of our former equity investees, the controlling interests in which we acquired in February 2011, such facility having an outstanding face amount of $4.3 million, bearing interest at a weighted average 2.0% interest rate and being secured by credit card receivables and restricted cash aggregating $8.0 million in carrying amount	4.3	6.1
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$202.5	$241.8

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $202.5 million in fair value of structured financing notes in the above table is $214.6 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $12.1 million.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable Associated with Structured Financings, at Face Value

The principal amount of the structured financing notes outstanding and the carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

	As of
	March 31, 2012	December 31, 2011
Amortizing debt facility (expiring November 6, 2016) at a minimum fixed rate of 15% at March 31, 2012 that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $22.1 million (1)	$15.3	$20.4
Amortizing debt facility at a floating rate of 12.5%, at March 31, 2012 that is secured by Auto Finance segment receivables originated while we owned JRAS and related restricted cash with an aggregate carrying amount of $2.0 million (2)	1.4	2.6
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15%, that are secured by certain equipment	0.3	-
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, the repayment of which occurred during the three months ended March 31, 2012	-	0.2
Total asset-backed structured financing notes outstanding	$17.0	$23.2

(1)
The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. The terms of this facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. Based on current estimates of this additional compensation, we currently are accruing interest expense on this loan at a 28.6% effective interest rate, and our liability for such accrued interest grew from $1.5 million as of December 31, 2011 to $3.5 million as of March 31, 2012.

(2)
In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a March 31, 2012 carrying amount of $2.0 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a then $9.4 million non-recourse loan to us, and we contracted with JRAS to service those receivables on our behalf.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment lending arrangements) generally provide for a priority distribution of cash flows to us (or alternative loan servicers) to service any underlying pledged receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us, other than the additional compensation referred to in footnote (1) of the above table. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that represent any risks of acceleration or bullet repayment of the facilities prior to the facility expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $17.0 million of structured financing notes in the above table at March 31, 2012 was 24.1 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements was $7.1 million on that date.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

In October 2011, we entered a new facility with $40.0 million in available financing that can be drawn to the extent of CAR outstanding eligible principal receivables (of which $23.6 million was drawn as of March 31, 2012). This new facility is secured by the financial and operating assets of our CAR subsidiaries (such assets having a carrying value of $51.7 million at March 31, 2012), accrues interest at an annual rate equal to LIBOR plus 4.0%, matures October 4, 2014, and is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In March 2012, we entered into an interest rate swap related to $20.0 million of the $23.6 million underlying CAR facility.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0%.  We include the fair value of the interest rate swap and changes in its fair value in our consolidated balance sheets and statements of operations, respectively.  See Note 7, “Fair Values of Assets and Liabilities,” for more information regarding this interest rate swap.  As of March 31, 2012, there was no material asset or liability associated with the interest rate swap.

9.           Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments (predominantly of our Jefferson Capital subsidiary within our Investments in Previously Charged-off Receivables segment) of $5.3 million at March 31, 2012 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which our Credit Cards and Other Investments segment did with respect to substantially all of its outstanding cardholder accounts.  Our remaining available lines of credit relate solely to cards issued under Jefferson Capital’s balance transfer program and to cards issued under programs in the U.K.

CompuCredit Corporation’s third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, and notwithstanding the closure of all credit card accounts the receivables of which CompuCredit Corporation previously purchased, these institutions hold a remaining $0.9 million of pledged collateral as of March 31, 2012. Similarly, certain of our other subsidiaries have pledged $1.1 million in collateral associated with third-party originating financial institution relationships (e.g., associated with cardholder purchases under our Investment in Previously Charge-Off Receivables balance transfer program).  In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of March 31, 2012). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

Also, under agreements with third-party originating financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ card issuance and other lending activities on our behalf. Indemnification obligations generally are limited to instances in which we either (1) have been afforded the opportunity to defend against any potentially indemnifiable claims or (2) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims.

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($14.0 million as of March 31, 2012).

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

CompuCredit Corporation is named as a defendant in a class action lawsuit entitled Wanda Greenwood, et al. vs. CompuCredit Corporation and Columbus Bank and Trust, No. 4:08-cv-4878, filed in the U.S. District Court for the Northern District of California.  The plaintiffs allege that in marketing and managing the Aspire Visa card the defendants violated the federal Credit Repair Organizations Act and California Unfair Competition Law.  The class includes all persons who within the four years prior to the filing of the lawsuit were issued an Aspire Visa card or paid money with respect thereto.  The plaintiffs seek various forms of damage, including unspecified monetary damages and the voiding of the plaintiffs’ obligations. On January 10, 2012, the U.S. Supreme Court ordered that the claims related to the Credit Repair Organizations Act are subject to arbitration.  On March 5, 2012, the U.S. District Court for the Northern District of California granted the defendants’ motion to compel arbitration of the individual claims under the Unfair Competition Law, so all claims are now ordered to be arbitrated on an individual basis.

On December 21, 2009, certain holders of our 3.625% convertible senior notes due 2025 and 5.875% convertible senior notes due 2035 filed a lawsuit in the U.S. District Court for the District of Minnesota seeking, among other things, to enjoin our December 31, 2009 cash distribution to shareholders and the then-potential future spin-off of our micro-loan businesses. We prevailed in court at a December 29, 2009 hearing concerning the plaintiffs’ motion for a temporary restraining order against our December 31, 2009 cash distribution to shareholders, and that distribution was made as originally contemplated on that date. On March 19, 2010, the U.S. District Court for the District of Minnesota transferred venue to the U.S. District Court for the Northern District of Georgia, and on April 6, 2010, we filed a Renewed Motion to Dismiss. Shortly after that filing, on May 12, 2010, the plaintiffs filed a second amended complaint to add new claims and certain of our officers and directors as defendants, to continue to seek to enjoin the then-potential future spinoff and to seek unspecified damages against all defendants. The plaintiffs also sought temporary injunctive relief to prevent our completion of a then-pending tender offer for the repurchase of our 3.625% Convertible Notes due 2025 and our common stock at $7.00 per share. At a hearing on May 12, 2010, the judge in the Northern District of Georgia denied the request for a temporary restraining order, and the tender offer was completed as scheduled on May 14, 2010. On June 4, 2010 and June 25, 2010, we and the other defendants filed respective motions with the U.S. District Court for the Northern District of Georgia to dismiss the second amended complaint. On March 15, 2011, the court denied our and the other defendants’ motions to dismiss the second amended complaint.  On March 22, 2011, certain individual defendants filed a motion to certify a portion of the March 15, 2011 order for immediate interlocutory review, and on April 1, 2011, the court granted that motion.  Further, on March 23, 2011, plaintiffs filed an Emergency Motion for Preliminary Injunction in the U.S. District Court for the Northern District of Georgia seeking to enjoin as an alleged fraudulent transfer a then-pending tender offer to repurchase 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. At a hearing on April 1, 2011, the court denied plaintiffs’ motion for a preliminary injunction, and the tender offer was completed as scheduled on April 11, 2011. On April 25, 2012, the Eleventh Circuit Court of Appeals reversed the trial court’s denial of the motion to dismiss the second amended complaint, and remanded the case to the District Court for dismissal.

10.           Net (Loss) Income Attributable to Controlling Interests Per Common Share

We compute net (loss) or income attributable to controlling interests per common share by dividing (loss) or income attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our income or losses.  In performing our net (loss) or income attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computation of net (loss) income per common share (in thousands, except for per share data):

	For the Three Months Ended March 31,
	2012	2011
Numerator:
(Loss on) income from continuing operations attributable to controlling interests	$(4,432)	$22,975
Income from discontinued operations attributable to controlling interests	$-	$5,480
Net (loss) income attributable to controlling interests	$(4,432)	$28,455
Denominator:
Basic (including unvested share-based payment awards) (1)	21,974	35,801
Effect of dilutive stock compensation arrangements (2)	83	215
Diluted (including unvested share-based payment awards) (1)	22,057	36,016
(Loss on) income from continuing operations attributable to controlling interests per common share—basic	$(0.20)	$0.65
(Loss on) income from continuing operations attributable to controlling interests per common share—diluted	$(0.20)	$0.64

Income from discontinued operations attributable to controlling interests per common share—basic	$-	$0.15
Income from discontinued operations attributable to controlling interests per common share—diluted	$-	$0.15
Net (loss) income attributable to controlling interests per common share—basic	$(0.20)	$0.80
Net (loss) income attributable to controlling interests per common share—diluted	$(0.20)	$0.79

(1)
Shares related to unvested share-based payment awards that we included in our basic and diluted share counts are as follows:  92,709 and 426,911 shares for the three months ended March 31, 2012 and 2011, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive, we excluded all of our stock options and unvested restricted share units from our net (loss) income per share computations for the three months ended March 31, 2012 and 2011.

For the years ended March 31, 2012 and 2011, there were no shares potentially issuable and thus includible in the diluted net (loss) income attributable to controlling interests per common share calculations under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $29.31 and $35.67 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is 2.9 million and 3.9 million shares, respectively, which could be included in diluted share counts in net (loss) income per common share calculations.  See Note 8, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

11.           Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,043,518 shares remained available for grant under this plan as of March 31, 2012.  Exercises and vestings under our stock-based employee compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three months ended March 31, 2012 and 2011.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three months ended March 31, 2012 and 2011, we expensed stock-option-related compensation costs of $0.1 million and $0.4 million, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Three Months Ended March 31, 2012
		Weighted-	Weighted-	Aggregate
	Number of	Average	Average of Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2011	570,000	$39.24
Issued/Cancelled/Forfeited	-	-
Outstanding at March 31, 2012	570,000	$39.24	1.0	$-
Exercisable at March 31, 2012	570,000	$39.24	1.0	$-

	For the Three Months Ended March 31, 2011
		Weighted-	Weighted-	Aggregate
	Number of	Average	Average of Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2010	570,000	$39.24
Issued/Cancelled/Forfeited	-	-
Outstanding at March 31, 2011	570,000	$39.24	2.0	$-
Exercisable at March 31, 2011	70,000	$26.76	1.1	$-

As of March 31, 2012, we had no unamortized deferred compensation costs associated with non-vested stock options. There were no stock option exercises during the three months ended March 31, 2012 and 2011.  No options were granted in the three months ended March 31, 2012 or 2011.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2012 and 2011, we granted 60,000 and 44,000 shares of aggregate restricted stock with aggregate grant date fair values of $0.2 million and $0.3 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of March 31, 2012, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.3 million with a weighted-average remaining amortization period of 1.2 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2011, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

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

Currently, within our Credit Cards and Other Investments segment, we are collecting on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables that we originated through third-party financial institutions and portfolios of receivables that we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those generated through our balance transfer program within our Investments in Previously Charged-Off Receivables segment in both the U.S. and the U.K. and through credit card products in the U.K. Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation that we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. Beyond these activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit. Lastly, through our Credit Cards and Other Investments segment we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure.

Through our Investment in Previously Charged-Off Receivable segment, we purchase and collect previously charged-off receivables from third parties and our equity method investees, as well as previously charged-off receivables that we have owned or serviced within our other segment operations. Our portfolio of previously charged-off receivables is comprised principally of normal delinquency charged-off accounts, charged-off accounts associated with Chapter 13 Bankruptcy-related debt, and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (at which time the credit card activity becomes reportable within our Credit Cards and Other Investments segment).

Within our Auto Finance segment, our CAR subsidiary operations purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business. We purchase the auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities.

We also completed transactions to dispose of our Retail Micro-Loans segment and our U.K. Internet micro-loan operations during 2011 as discussed further below.  In accordance with applicable accounting literature, we have classified the results of these operations as discontinued operations within our consolidated statements of operations for all periods presented.

In the current environment, the recurring cash flows we receive within our Credit Cards and Other Investments segment are those associated with servicing compensation, distributions from one of our equity-method investees that in March 2011 purchased and now holds all of the outstanding notes issued out of our U.K. Portfolio structured financing trust, and the modest cash flows we are receiving from unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities. We are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have had the effect of reducing our potential for profitability. Our belief is that our reductions in personnel, overhead and other costs (through increased outsourcing) to levels that our Credit Cards and Other Investments segment can better support with its diminished cash inflows will not result in further impairments in the fair values of our credit card receivables; however, we cannot ensure this outcome.

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities that would be reflected predominantly within our Credit Cards and Other Investments segment:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; and (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as has been done historically through dividends and tender offers). Additionally, given that financing for growth and acquisitions is somewhat constrained and given that we expect investors of our 3.625% convertible senior notes to exercise existing put rights in May of this year (which would require us to repurchase the $83.9 million in face amount of such notes outstanding), it is possible that we may pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), to allow us to leverage our expertise and infrastructure until we can finance and complete further acquisitions.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2012	2011	from 2012 to 2011
Total interest income	$26,288	$42,946	$(16,658)
Interest expense	(10,897)	(11,951)	1,054
Fees and related income on earning assets:
Fees on credit products	3,478	3,760	(282)
Changes in fair value of loans and fees receivable recorded at fair value	55,929	130,003	(74,074)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(9,317)	(81,344)	72,027
Income on investments in previously charged-off receivables	13,972	10,597	3,375
Gross loss on auto sales	-	(111)	111
(Losses) gains on investments in securities	(242)	132	(374)
Loss on sale of JRAS assets	-	(4,648)	4,648
Other	534	833	(299)
Other operating income:
Servicing income	1,264	966	298
Ancillary and interchange revenues	1,944	2,502	(558)
Gain on repurchase of convertible senior notes	-	268	(268)
Gain on buy-out of equity-method investee members	-	619	(619)
Equity in income equity-method investees	6,017	18,304	(12,287)
Total	$88,970	$112,876	(23,906)
Losses upon charge off of loans and fees receivable recorded at fair value	55,628	52,848	(2,780)
Provision for losses on loans and fees receivable recorded at net realizable value	2,881	840	(2,041)
Operating expenses:
Salaries and benefits	5,877	6,553	676
Card and loan servicing	19,952	19,820	(132)
Marketing and solicitation	816	437	(379)
Depreciation	472	1,998	1,526
Other	7,510	6,964	(546)
Net (loss) income	(4,506)	29,753	(34,259)
Net loss (income) attributable to noncontrolling interests	74	(1,298)	1,372
Net (loss) income attributable to controlling interests	(4,432)	28,455	(32,887)

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our credit card and auto finance receivables.  The decline period over period is due to net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Interest expense.  The decrease is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our repurchases of our convertible senior notes throughout 2011.

We also note that notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect lower interest expense for these notes in future periods attributable to (1) our 2011 repurchases of an aggregate $62.0 million in face amount of our 3.625% convertible senior notes and $1.0 million in face amount of our 5.875% convertible senior notes and (2) the expected repurchase of $83.9 million of our 3.625% convertible senior notes in late May 2012 pursuant to a note holder put option.

Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•	improved performance and growth within our Investments in Previously Charged-Off Receivables segment;

•	reductions in fees earned on our credit products, principally due to continued credit card receivables liquidations;

•	the fact that we did not incur any gross losses on automotive vehicle sales in 2012 given the sale of our JRAS auto sales operations in February 2011; and

•	our recognition of a $4.6 million loss in the three months ended March 31, 2011 corresponding to our above-mentioned sale of certain assets associated with our JRAS operations.

Given expected net liquidations in our credit card receivables (absent possible portfolio acquisitions) in the future, we expect to experience declining levels of fee income on credit products for the next several quarters. For the same reason, we also expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

Additionally, prospects for profits and revenue growth within our Investments in Previously Charged-off Receivables segment remain good. Although competition for purchases of pools of charged-off receivables is high, we believe that we can favorably compete within the marketplace, particularly given some of our unique offerings like our bankruptcy purchasing capabilities and our balance transfer program.

Servicing income.  Our reported servicing income is comprised of servicing compensation paid to us by third parties associated with our servicing of their loans and fees receivable. Currently, this income source is not significant to us, and we do not expect it to be so for the foreseeable future unless we grow the number of contractual servicing relationships that we have with other third parties. Positively impacting the first quarter of 2012 is the reimbursement of certain expenses associated with the sale of our Retail Micro-Loan operations from the acquirer of these operations subject to a transitional servicing agreement.  Absent these reimbursements, our servicing income would be more in line with that experienced during the third and fourth quarters of 2011.  We expect these reimbursements to end during the second quarter of 2012 with a corresponding decrease in related expenses at that time.

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

Gain on repurchase of convertible senior notes.  During the three months ended March 31, 2011, we repurchased in open market transactions $13.5 million in face amount of our 3.625% notes due 2025 for $12.4 million (inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes). The repurchases resulted in the recognition of aggregate gains for the three months ended March 31, 2011of $0.3 million (net of the notes’ applicable share of deferred costs and debt discount, which were written off in connection with the purchases).  No such repurchases were made in the three months ended March 31, 2012.

We are actively pursuing other repurchases of our convertible senior notes, which could result in additional as of yet unknown gains or losses upon such repurchases.

Equity in income of equity-method investees.  The significant decrease in income associated with our equity-method investees is principally related to our 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. Contemporaneous with our March 2011 acquisition of our 50% interest in the joint venture, it elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) equal to the excess of the fair value of the notes as of March 31, 2011 over the joint venture’s discounted purchase price of the notes.

We expect to see continued liquidations in the credit card receivables portfolios and structured financing notes held by our equity-method investees for the foreseeable future. As such, absent possible additional investments in our existing or in new equity-method investees in the future, we expect gradually declining effects from our equity-method investments on our operating results.

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs of the face amount credit card receivables that we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in and we expect future trending declines in these charge offs as we continue to liquidate our credit card receivables. However, we did experience a modest year over year increase in this category between 2011 and 2012 due to our sale of a large volume of late-stage delinquent accounts and related receivables (which we treated as having been charged off contemporaneous with their sale) out of our U.K. credit card receivables portfolio during the three months ended March 31, 2012.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have recently experienced trending declines in our provisions for losses on loans and fees receivable recorded at net realizable value associated with contractions in our auto finance loans and fees receivable combined with some modest effects of an improved economy in recent quarters. However, we experienced a year over year increase in this category between 2011 and 2012 due to the effects of (1) disproportionately greater reductions in our allowance for uncollectible loans and fees receivables recorded in the three months ended March 31, 2011 associated with significant performance improvements experienced at that time, and (2) elevated losses incurred on new credit product testing in the three months ended March 31, 2012. Given our continued gradual net liquidation of our auto finance receivables, which is expected to outpace growth in receivables associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program and other receivables associated with new products we are testing (e.g., private label merchant credit products) for the next several quarters, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2012 versus 2011.

Total other operating expense. Total other operating expense decreased slightly for the three months ended March 31, 2012 relative to the three months ended March 31, 2011, reflecting the following:

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
marginally higher card and loan servicing expenses, primarily associated with expense growth that comports with revenue and earnings growth in our Investment in Previously Charged-Off Receivables segment, as partially offset by the effects of continuing credit card and auto finance receivables portfolio liquidations;

•	decreases in depreciation reflecting a diminished level of capital investments by us; and

•
marginally higher other expense levels, reflecting costs associated with our exploration and testing of various new business opportunities and the coal mining operation that we were required to consolidate into our financial statements during the three months ended December 31, 2011.

A large portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and will over time comprise a larger percentage of our total costs given the ongoing contraction of our credit card and auto finance loans and fees receivable levels. To this extent, our rate of cost reduction can be expected to slow relative to the rate of contraction in these loans and fees receivable. We do, however, attempt to maximize the utility that we get from our incurrence of fixed costs by our testing and exploration of new products and services and areas of investment, and we continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our net liquidating portfolio of managed receivables.

Notwithstanding our cost-cutting efforts and focus, we currently are incurring, and will continue to incur, somewhat heightened legal costs until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult (to which we alluded above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards and Other Investments segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit Cards and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance and Investments in Previously Charged-Off Receivables businesses, we may experience continuing pressure on our liquidity position and our ability to be profitable.

Noncontrolling interests.  We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of operations. Because of various transactions that took place in early 2011, unless we enter into significant new majority-owned subsidiary ventures with noncontrolling interest holders in the future, we expect to have negligible noncontrolling interests in our majority-owned subsidiaries and negligible allocations of income or loss to noncontrolling interest holders in future quarters. Transactions contributing to this development and the decline in net income attributable to noncontrolling interests in 2012 versus 2011 include:

•
Our collective January 2011 and April 2011 purchases of most of the noncontrolling interest holders’ ownership interests in our Credit Cards and Other Investments segment majority-owned subsidiaries; and

•	Our April 2011 sale of the majority-owned subsidiaries through which we owned our U.K. Internet micro-loan operations.

Income taxes. Computed considering results for only our continuing operations before income taxes, our effective income tax benefit rate was a negative 8.2% for the three months ended March 31, 2012, versus our effective income tax expense rate of a positive 1.2% for the three months ended March 31, 2011. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been a positive 25.9% benefit rate and a 38.6% expense rate, in the three months ended March 31, 2012 and 2011, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.5 million and $0.5 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2012 and 2011, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in the three months ended March 31, 2012 and 2011, respectively.

Credit Cards and Other Investments Segment

Our Credit Cards and Other Investments segment includes our continuing activities relating to investments in and servicing of our various credit card receivables portfolios, as well as other investments and products that are not yet material to our overall financial position but which generally utilize much of the same infrastructure as our credit card operations.  We also have classified the operating results of our U.K. Internet micro-loan and Retail Micro-Loan operations that we sold in 2011 as discontinued operations within our Credit Card and Other Investments segment for all periods presented.

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

We solicit credit card accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offering’s open credit card accounts carrying value currently represents 4.5% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards and Other Investments segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

We record the finance charges and late fees assessed on our Credit Cards and Other Investments segment credit products in the consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within our provision for losses on loans and fees receivable on our consolidated statements of operations (for all credit product receivables other than those credit card receivables underlying formerly off-balance-sheet securitization structures) and within losses upon charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other credit card receivables underlying formerly off-balance-sheet securitization structures for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

We historically have originated and purchased credit card portfolios through subsidiary entities. Generally, if we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of equity-method investees category on our consolidated statements of operations.

Background

We make various references within our discussion of the Credit Cards and Other Investments segment to our managed receivables. In calculating managed receivables data, we include within managed receivables those receivables we manage for our consolidated subsidiaries, but we exclude from managed receivables any noncontrolling interest holders’ shares of the receivables during applicable periods. Additionally, we include within managed receivables only our economic share of the receivables that we manage for our equity-method investees.

Financial, operating and statistical data based on aggregate managed receivables are important to any evaluation of our performance in managing our credit card portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the portfolios.

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

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

 The following table presents the delinquency trends of the receivables we manage within our Credit Cards and Other Investments segment, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2012	2011				2010
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$401,394	$480,355	$540,023	$613,747	$698,226	$776,770	$915,347	$1,053,730
Period-end managed accounts	340	390	431	481	543	603	699	803
Percent 30 or more days past due	10.4%	13.0%	12.6%	11.9%	12.5%	15.2%	18.0%	19.2%
Percent 60 or more days past due	7.9%	9.7%	8.9%	8.7%	9.5%	11.6%	14.0%	14.4%
Percent 90 or more days past due	5.9%	6.9%	6.2%	6.2%	7.0%	8.7%	10.4%	10.2%

Average managed receivables	$438,601	$511,834	$580,212	$659,686	$754,300	$845,084	$985,234	$1,147,081
Combined gross charge-off ratio	53.9%	19.3%	20.9%	24.2%	29.7%	36.4%	37.1%	47.8%
Net charge-off ratio	47.4%	15.2%	16.7%	19.8%	24.1%	28.9%	29.6%	37.2%
Adjusted charge-off ratio	30.6%	12.2%	13.9%	16.7%	22.9%	28.6%	29.3%	36.9%
Total yield ratio	22.9%	23.2%	19.2%	21.8%	22.0%	24.9%	31.5%	27.3%
Gross yield ratio	18.9%	18.6%	19.3%	18.9%	18.6%	18.8%	20.4%	20.6%
Net interest margin	10.4%	12.6%	13.4%	12.8%	11.9%	11.9%	13.1%	11.3%
Other income ratio	2.7%	3.7%	-1.0%	2.1%	2.2%	3.3%	8.9%	3.6%
Operating ratio	15.3%	12.1%	12.3%	12.5%	11.0%	10.1%	9.5%	12.3%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given the closure of substantially all credit card accounts underlying the portfolios. Moreover, with the isolated exceptions of our balance transfer program within our Investments in Previously Charged-Off Receivables segment (the post-card issuance activities of which are reported within our Credit Cards and Other Investments segment) and some limited product testing in the U.K., we have curtailed our credit card marketing efforts in light of (1) dislocation in the liquidity markets and uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and (2) an unfavorable credit card account origination regulatory climate in our primary U.S. market. We do not anticipate meaningful account or receivables additions in the near term to offset the receivables balance contractions noted above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2011.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

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

Given that our accounts primarily consist of closed credit card accounts with no significant account actions taken in the past several quarters, one would logically expect to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our 2012 and late 2011 delinquency statistics relative to corresponding dates in prior years and is consistent with our expectations for the next few quarters. We do note, however, that we participated in a unique transaction opportunity during the first quarter of 2012, whereby we sold for a price that we viewed as attractive £27.8 million or $44.0 million of our U.K. portfolio credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold. This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our March 31, 2012 managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of March 31, 2012.

Charge offs. We generally charge off our Credit Card and Other Investments segment receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these receivables relative to all of our other outstanding credit card receivables, all things being equal, one would expect reduced charge-off ratios. This is supported by the above overall trend of declining charge-off rates in all quarters but the first quarter of 2012. This trend is muted to some degree, however, for our net charge-off ratio and our adjusted charge-off ratio (as discussed in more detail below) simply due to a change in the mix of our charge offs toward a higher relative level of principal charge offs versus finance and fee charge offs.

All of our charge-off ratios were skewed higher during the first quarter of 2012 by reason of the unique transaction opportunity mentioned in our Delinquencies discussion above. In future quarters (and absent any unique transaction opportunities like that experienced in the first quarter of 2012), we expect the general rate of decline in our charge-off ratios to moderate and our charge-off ratios to generally stabilize (subject to normal seasonal variations) at levels slightly lower than experienced in late 2011 quarters.

Combined gross charge-off ratio. See the above general Charge Offs discussion.

Net charge-off ratio.  See the above general Charge Offs discussion.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. In the first and second quarters of 2011, the gap between the net charge-off ratio and the adjusted charge-off ratio widened (as it typically does following each portfolio acquisition at a discounted purchase price) because we determine our managed receivables statistics by treating the transaction in which our 50%-owned equity-method investee acquired our U.K. Portfolio structured financing trust notes as a deemed sale of the U.K. Portfolio trust receivables at their face amount, followed by the 50%-owned equity-method investee’s repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes. Although one would expect the gap between the net charge-off ratio and the adjusted charge-off ratio to gradually narrow (as we saw in the last two quarters of 2011) absent another portfolio acquisition, the unique transaction opportunity mentioned in our Delinquencies discussion above caused a significant widening of the gap between the net charge-off ratio and the adjusted net charge-off ratio in the first quarter of 2012. That transaction opportunity caused our first quarter 2012 charge offs to be comprised of a disproportionally higher level of U.K. Portfolio charge offs than normal (for which significant levels of credit quality discount were accreted in the adjusted net charge-off ratio computation in the first quarter of 2012).

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from those receivables of our lower-tier credit card offerings. Those receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, the slight generally trending decline in our total yield and gross yield ratios is consistent with disproportionate reductions in our lower-tier credit card receivables due to their higher charge-off levels over the past several quarters.

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

Notwithstanding the above factors causing slight trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the second, third and fourth quarters of 2010 due to gains associated with debt repurchases in those quarters as detailed and quantified in the discussion of our other income ratio below. Negatively impacting our third quarter 2011 total yield ratio were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested (as also addressed in our Other income ratio discussion below.)

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

Our other income ratio was positively impacted by gains realized on the repurchase of our convertible senior notes in the second quarter of 2010. As computed without regard to these gains, our other income ratio would have been 0.5% in the three months ended June 30, 2010.  Similarly, our third quarter and fourth quarter 2010 other income ratios were skewed higher by gains realized on the repurchase of our convertible senior notes and $12.1 million in gains on settlement of our CB&T litigation in the third quarter and a $4.1 million recovery in the fourth quarter of losses we experienced several years ago on an investment that we had made in a third-party’s asset-backed securities; absent these gains, our other income ratios would have been 1.7% and 1.2% for the three months ended September 30 and December 31, 2010, respectively. Like in the first, second and fourth quarters of 2011, we expect a positive generally low fractional to single-digit other income ratio for the foreseeable future unless we experience further material gains associated with future debt repurchases, which could cause an increase in the ratio. We note that we have experienced only immaterial gains associated with our convertible senior note repurchases in 2011—gains which are not material enough effect to warrant pro forma computations of the other income ratios in 2011 quarters without the effects of such gains.  Negatively affecting our other income ratio for the third quarter of 2011 were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested; excluding the impact of these write downs, our other income ratio would have been 2.1%.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts, our managed receivables levels are generally falling at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). This phenomenon is reflected in our operating ratio statistics over the 2010 and 2011 quarters, and has recently been exacerbated as seen in the first quarter 2012 operating ratio computation by the effects of our late 2011 consolidation of a small coal mining operation that we have financed and its underlying costs (which bear no relationship to managed receivables). Additionally, costs increases within our Investments in Previously Charged-Off Receivables segment, which coincide with its significant revenue and earnings growth also are not well correlated with our declining managed receivables levels, thereby putting further upward pressure on our operating ratio (pressure we expect will continue with further net liquidations of our credit card receivables in future quarters).

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

Our credit card operations within our Credit Cards and Other Investments segment are separate and distinct from our other operations. As such, if we were ever to conclude that the ongoing costs of these operations exceeded their benefits (i.e., cash flows to us and residual asset values), we could liquidate our credit card operations (either by continuing to allow them to decline in size or through more aggressive action) with minimal impact on future financial performance of our other operations. We reference the table included in Note 8, “Convertible Senior Notes and Notes Payable,” to our consolidated financial statements, which quantifies the risk to our consolidated total equity position associated with a complete liquidation of our credit cards receivables portfolios.

Investments in Previously Charged-Off Receivables Segment

For the three months ended March 31, 2012 and 2011, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended March 31,
	2012	2011
Unrecovered balance at beginning of period	$37,110	$29,889
Acquisitions of defaulted accounts	11,798	3,024
Cash collections	(26,085)	(20,628)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our consolidated statements of operations)	13,972	10,597
Unrecovered balance at end of period	$36,795	$22,882

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we charge as an operating expense without any offsetting income amounts. Our estimated remaining collections on the $36.8 million unrecovered balance of our investments in previously charged-off receivables as of March 31, 2012 amount to $186.9 million (before servicing costs), of which we expect to collect 40.0% over the next 12 months, with the balance to be collected thereafter.

Previously charged-off receivables held as of March 31, 2012 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards and Other Investments segment discussion above). At March 31, 2012, $7.3 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions. Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 1.2% of our consolidated total assets.

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

Collectively, we currently serve more than 700 dealers through our Auto Finance segment in 36 states.

Managed Receivables Background

Like with our Credit Cards and Other Investments segment, we make various references to our managed receivables within our Auto Finance segment discussion.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2012	2011				2010
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$75,275	$87,755	$99,237	$113,316	$128,254	$154,191	$177,799	$206,435
Period-end managed accounts	24	26	27	29	30	33	35	38
Percent 30 or more days past due	8.3%	12.8%	11.9%	10.2%	8.6%	12.8%	12.2%	10.2%
Percent 60 or more days past due	3.3%	4.9%	4.7%	3.8%	3.6%	5.3%	4.8%	3.9%
Percent 90 or more days past due	1.6%	2.1%	2.3%	1.5%	1.5%	2.4%	1.8%	1.4%
Average managed receivables	$80,503	$92,719	$106,881	$120,773	$140,132	$165,286	$192,480	$220,416
Gross yield ratio	33.9%	36.3%	35.5%	32.6%	29.2%	29.1%	27.5%	25.2%
Adjusted charge-off ratio	8.2%	8.3%	9.8%	10.9%	21.1%	20.3%	18.1%	18.2%
Recovery ratio	6.0%	7.1%	5.6%	7.0%	3.4%	3.6%	3.1%	4.5%
Net interest margin	17.0%	24.4%	25.6%	23.8%	20.5%	19.8%	23.4%	14.9%
Other income ratio	2.3%	1.4%	1.2%	0.9%	-11.2%	0.6%	-0.3%	-0.8%
Operating ratio	29.9%	21.3%	19.5%	18.7%	18.7%	20.7%	17.6%	16.1%

Managed receivables.  Period-end managed receivables have gradually declined as we have curtailed significant purchasing and origination activities. As of March 31, 2012, only CAR continues to purchase/originate loans. Given liquidations of the ACC and JRAS portfolios, managed receivables within this segment will continue to decline for the next several quarters.

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

Gross yield ratio, net interest margin and other income ratio.  The effects of higher JRAS and ACC delinquencies and charge offs generally depressed our net interest margins in the earliest presented 2010 quarters. With the exception of the three months ended March 31, 2012, a general trend line of improving net interest margins is evident relative to comparable 2010 periods due in part to the gradual liquidation of the JRAS and ACC receivables portfolios, thereby causing the better-performing CAR portfolio to comprise a greater percentage of average managed auto finance receivables. The spike in the net interest margin in the third quarter of 2010 resulted from the reversal in that quarter of previously recognized contingent interest expense associated with debt within our ACC operations.  The terms of the ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. Significant improvements in performance of the ACC portfolio has caused us to resume significant accruals of contingent interest expense under the debt facility, and our accrual of $2.0 million of such additional interest during the three months ended March 31, 2012 caused the decline in our net interest margin relative to the prior quarters’ improving net interest margin trendline.

Consistent with our recent experiences, as our ACC and JRAS receivables continue their decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields we achieve within our CAR operations generally are expected to continue to result in incrementally higher gross yield ratios and net interest margins in future quarters.

The principal component of our other income ratio in pre-2011 quarters was the gross profit (or more recently loss) that our JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio historically moved in relative tandem with the volume of JRAS’s auto sales. The 2010 suspension of new inventory purchases and corresponding dramatic decline in sales caused the significant reduction in our other income ratio in 2010, particularly given that we sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Our other income ratio in the first quarter of 2011 reflects the $4.6 million loss recognized on the sale of our JRAS operating assets in February 2011. Because of the sale of these operations (and the commensurate elimination of the principal source of other income), we expect an insignificant other income ratio for the foreseeable future in line with what we experienced in 2011 and the three months ended March 31, 2012.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio through the first quarter of 2011, therefore, reflected (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects of five JRAS lot closures in 2010 (and to a lesser extent the closure of 6 lots in 2009) and the corresponding negative impact this had on collections within our JRAS operations during 2010, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter of 2010, and (5) the initial impact on charge offs of JRAS’s modified collection practices in 2010 as it worked with its lender pursuant to a then-standing forbearance agreement with the lender. Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 have declined in relative significance as a percentage of our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio has declined significantly subsequent to the first quarter of 2011. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that not only contributed to the 2011 decline in our adjusted charge-off ratio, but is also expected to result in lower adjusted charge-off ratios in future quarters.  Also serving to reduce our second quarter 2011 adjusted charge-off ratio as well as increase our second quarter 2011 recovery ratio was a large sale of repossessed autos at auction related to the receivables of our former JRAS operations, which had accumulated a growing inventory of such vehicles leading into the second quarter of 2011 as well as increased recoveries experienced in our ACC portfolio.  A similar increase in recoveries was seen during the fourth quarter of 2011 in our ACC portfolio.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but overall we expect it to remain in the 5% to 7% range.

Operating ratio. We have experienced a modest general trend line of increasing year-over-year operating ratios, which largely reflects the higher costs of our CAR operations as a percentage of receivables than such operating costs of our ACC and JRAS operations as a percentage of their receivables in prior periods. (Such higher costs correspond with the significantly higher gross yield ratios and net interest margins within our CAR operations as well.) As noted above, our CAR receivables and operating costs now comprise a greater percentage of respective total Auto Finance segment receivables and operating costs given the gradual liquidation of ACC and JRAS receivables. Notwithstanding this general trend line, we do not expect a significantly higher operating ratio for the foreseeable future.  The spike in the first quarter of 2012 operating ratio arose due to an impairment charge of $1.2 million recognized during that quarter associated with unfavorable terms on the sublease of our former ACC offices and certain costs that we incurred, but that we do not expect to be recurring in nature, in the collection of our JRAS receivables.

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

Liquidity, Funding and Capital Resources

We continue to see dislocation in the availability of attractively priced and termed liquidity as a result of the market disruptions that began in 2007. This ongoing disruption has resulted in a decline in liquidity available to sub-prime market participants, including us, wider spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make, and a decrease in advance rates for those loans.

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

All of our Credit Cards and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts with no bullet repayment requirements or refinancing risks to us. Additionally, with the exception of our new CAR structured finance facility into which we entered in October of 2011 and which does not mature until October 2014, our remaining Auto Finance segment structured financing facilities are likewise expected to amortize down with collections on the receivables that serve as collateral for the facilities with no bullet repayment requirements or refinancing risks to us. Lastly, and notwithstanding the various debt market and sub-prime financing challenges cited above, our Investment in Previously Charged-Off Receivables segment was able to obtain a new credit facility on favorable terms in November 2011. This facility initially provides for $35.0 million in available financing to facilitate the growth of this segment’s operations, can be drawn upon to the extent of outstanding eligible receivables within the segment’s operations, and accrues interest at an annual rate equal to LIBOR plus an applicable margin ranging from 3.25% to 4.75% based on certain financial metrics.  The facility is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio, a collections minimum and a tangible net worth minimum, the failure of which could result in required early repayment of all or a portion of the outstanding balance.  The facility matures in November 2014.

Our continuing challenge within our Credit Cards and Other Investments segment is to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows under our amortizing credit card structured financing facilities, the cash flows we receive from our 50%-owned equity-method investees, and the modest cash flows we are receiving from unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities. Furthermore, the values of our credit card receivables that are pledged as collateral against our currently outstanding structured financing facilities could prove insufficient to provide for any residual value that ultimately would be payable to us. In such a case, we could experience further impairments to the recorded value of our credit card receivables, although we note that the recorded value has been substantially written down already leaving significantly less exposure to write-downs in the future.

Our current focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs. For example, as noted throughout this report, we have closed substantially all of our credit card accounts (other than those underlying our Investment in Previously Charged-Off Receivables segment’s balance transfer program and  accounts in the U.K.); consequently, each of our managed credit card receivables portfolios is expected to show fairly rapid net liquidations in balances for the foreseeable future. Similarly, the lack of attractive growth financing for our Auto Finance segment has caused us to limit capital deployment to that segment, which will cause contraction in its receivables and revenues over the coming months. Offsetting these restrictions on available capital is the incremental $65.5 million of net capital generated in April 2011 following (1) the sale of our U.K. Internet micro-loan operations on April 1, 2011, which resulted in $170.5 million of pre-tax cash to us after the purchase of minority shares and other transaction-related expenditures and (2) the closing of a tender offer in April 2011, under which we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.  Additionally, the October 2011 sale of our Retail Micro-Loans segment resulted in additional cash proceeds of $43.8 million (net of related sales expenditures).

At March 31, 2012, we had $145.3 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2012 are as follow:

•
During the three months ended March 31, 2012, we generated $19.7 million in cash flows from operations compared to $28.4 million of cash flows from operations generated during the three months ended March 31, 2011. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the three months ended March 31, 2012 relative to the same period in 2011 given diminished receivables levels, (2) the lack of any finance and fee collections associated with our U.K. Internet micro-loan operations in the three months ended March 31, 2012 given our sale of these operations in April 2011 and (3) reduced net liquidations of receivables associated with our JRAS operations in 2012 versus 2011.

•
During the three months ended March 31, 2012, we generated $38.9 million of cash through our investing activities, compared to generating $103.3 million of cash in investing activities during the three months ended March 31, 2011.  This decrease is primarily due to the reduced levels our outstanding investments and the cash returns thereof based on the shrinking size our liquidating credit card and auto finance receivable portfolios.

•
During the three months ended March 31, 2012, we used $58.4 million of cash in financing activities, compared to our use of $104.3 million of cash in financing activities during the three months ended March 31, 2011. In both periods, the data reflect net repayments of debt facilities (which were greater in 2011 than in 2012) corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). We also used $12.4 million of cash for convertible senior notes repurchases in the three months ended March 31, 2011, but had no such repurchases in the three months ended March 31, 2012.

Except as to the $35.0 million in unused financing capacity within our Investment in Previously Charged-Off Receivables segment, the borrowings under which would be restricted for use only by subsidiaries within that segment and would not be available to us for general corporate purposes, we had no material unused draw capacity under our debt facilities as of March 31, 2012. As such, our $145.3 million of unrestricted cash on our consolidated balance sheet represents our maximum available liquidity at March 31, 2012. Moreover, the $145.3 million in aggregate March 31, 2012 unrestricted cash mentioned herein is represented by summing up all unrestricted cash from among all of our business segments, and the liquidity available to any one of our business segments as of March 31, 2012 is appreciably below the $145.3 million in unrestricted cash balance. We continue to pursue a number of new financing facilities and liquidity sources.  If new financing facilities and liquidity sources are ultimately available to us at attractive pricing and terms, they could support investment opportunities, including further repurchases of our convertible senior notes and stock, portfolio acquisitions, and marketing and originations within our various businesses.

The most recent global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed financing for our originated portfolio activities at attractive advance rates in the last down cycle (2001 through 2003), the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as those seen during the recent crisis. Additionally, while we were successful during that down cycle in obtaining asset-backed financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing has not been available from traditional market participants since the advent of the most recent crisis. Last and most significant is the adverse impact that the most recent global liquidity crisis has had on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is still significantly higher than during 2001 through 2003 and is forecasted by many economists not to decline in any meaningful way for several more quarters. Lower assets values and higher rates of job loss and levels of unemployment have translated into reduced payment rates within the credit card industry generally and for us specifically.

Beyond our immediate financing efforts discussed throughout this report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, (3) further dividends similar to the one on December 31, 2009, and (4) investments in certain financial and non-financial assets or businesses. Net of share repurchases, and pursuant to a 10,000,000 common share repurchase plan authorized by our Board of Directors on August 5, 2010, we are authorized to repurchase a remaining 9,255,100 common shares under the repurchase plan through June 30, 2012.

Lastly, we note that, absent draws under our Investment in Previously Charge-Off Receivables segment debt facility (none of which have occurred to date), the only remaining material refunding or refinancing risks to us are those of our convertible senior notes and the new CAR financing facility into which we entered in October 2011 and which does not mature until October 2014. In May 2012, we have an obligation to satisfy, at the option of note holders, potential conversions of our 3.625% convertible senior notes, of which $83.9 million in face amount were outstanding as of March 31, 2012.  We anticipate that substantially all of the holders of our 3.625% convertible senior notes will require us to repurchase the notes in May 2012, and we anticipate meeting this repurchase requirement out of existing unrestricted cash balances.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 9, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

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

 In June 2007 we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $24.30 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards and Other Investments segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio structured financing trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. Due to various partnership member terminations in 2009 and 2010, only Richard W. Gilbert, Richard R. House, Jr. and one other individual investor remained as partners in the partnership at December 31, 2010. In March 2011, we invested in a 50.0%-owned joint venture that purchased the outstanding notes issued out of our U.K. Portfolio structured financing trust, including those owned by this partnership; no consideration was paid for the notes.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., who is the father of David G. Hanna and Frank J. Hanna, III, owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  This deposit was subsequently returned and no amounts were outstanding as of March 31, 2012.

Forward-Looking Information

We make forward-looking statements in this report and in other materials we file with the SEC or otherwise make public. This Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this report contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, income ratios, net interest margins, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions we may take or have taken, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us and banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, growth and performance of receivables originated over the Internet, our plans in the U.K., the impact of our U.K. Portfolio on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our entry into international markets, our ability to raise funds or renew financing facilities, results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements in the other documents that we file with the SEC, including the following:

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and products limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;

•	the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowances for uncollectible loans and fees receivable and estimates of loan losses;

•	the availability of adequate financing;

•	the possible impairment of assets;

•	our ability to reduce or eliminate overhead and other costs to lower levels consistent with the contraction of our loans and fees receivable and other income-producing assets;

•	our relationship with the banks that provide certain services that are needed to operate our businesses; and

•	theft and employee errors.

Most of these factors are beyond our ability to predict or control. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of our forward-looking statements. There also are other factors that we may not describe (generally because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this report, except as the context suggests otherwise, the words “Company,” “CompuCredit Holdings Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit Holdings Corporation and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Emblem®, Embrace®, Emerge®, Imagine®, Majestic®, Monument®, Salute®, Tribute® and other trademarks and service marks in the U.S. and the U.K.

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

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described in Note 9, “Commitments and Contingencies,” to our Consolidated Financial Statements contained in Part I Item 1 of this report.

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

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect account balances in connection with our traditional credit card business, our debt collection subsidiary’s charged-off receivables operations, and our auto finance and other lending activities, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which we originate some of our credit products are subject to the jurisdiction of federal, state and local government authorities, including the CFPB, the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices or products that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the CFPB, the FDIC, the FTC or any other regulator requires us to change any of our practices, the correction of such deficiencies or violations, or the making of such changes, could have a materially adverse effect on our financial condition, results of operations or business. In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

We are dependent upon banks to issue credit cards and certain other credit products. Our credit card and some of our other credit product programs are dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships would adversely affect our ability to grow our balance transfer program (and potentially the profitability of the program if issuing bank partners were to require account closures) within our Investments in Previously Charged-Off Receivables segment, to conduct credit card issuances in the U.K, and to grow our private label merchant credit product offerings and underlying receivables.

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

Current and future litigation and regulatory proceedings against our former Retail Micro-Loans segment could have a material adverse effect on our business, prospects, results of operations and financial condition.  Certain subsidiaries within our Retail Micro-Loans segment (the operations of which we sold in October 2011) are subject to a lawsuit that could generate adverse publicity and cause them and us to incur substantial expenditures. See Note 9, “Commitments and Contingencies,” to our Consolidated Financial Statements contained in Part I Item 1 of this report.

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

Our automobile lending business is dependent upon referrals from dealers. Currently we provide substantially all of our automobile loans only to or through used car dealers. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors.

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

Portfolio purchases may cause fluctuations in our reported Credit Card and Other Investments segment’s managed receivables data, which may reduce the usefulness of this data in evaluating our business. Our reported Credit Card and Other Investments segment managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of March 31, 2012, credit card portfolio acquisitions accounted for 31.0% of our total Credit Card and Other Investments segment managed receivables portfolio based on our ownership percentages.

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

We regularly explore investments in other lines of business where we believe the returns will meet our requirements.  While these investments have not been significant recently, we expect them to increase in the future as the opportunities to invest in our traditional businesses remain unattractive.  These investments may or may not be in areas where we have specialized expertise, and may carry risks in addition to those described above.  In addition, some of these investments that we have made and may make in the future are or will be in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control. We experienced such losses in the amount of $5.3 million in 2011, for example, associated with other-than-temporary declines in the values of loans that we made to other business enterprises.

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

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of securities during the three months ended March 31, 2012.  As of March 31, 2012 we were authorized to purchase 9,255,100 shares pursuant to our Board-authorized plan to repurchase up to 10,000,000 common shares through June 30, 2012.  As withholding tax-related share repurchases are permitted outside the scope of our 10,000,000 share Board-authorized repurchase plan, these amounts exclude 36,538 shares returned to us by employees in satisfaction of withholding tax requirements on stock option exercises and vested stock grants.

ITEM 4.	MINE SAFETY DISCLOSURES

In 2010, we loaned money to a start-up coal strip mine operation located in the State of Alabama.  This loan was restructured in late 2011, which resulted in this operation being consolidated onto our financial statements as of December 31, 2011.  This restructured financial arrangement may cause one of our subsidiaries to be deemed a mine “operator” under the Federal Mine Safety and Health Act of 1977, as amended.  For this reason, information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report on Form 10-Q.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit Holding Corporation’s SEC filings unless otherwise indicated:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith
95	Mine Safety Disclosure	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT HOLDINGS CORPORATION

May 10, 2012	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)