Form 10-Q
period 2012-06-30
CompuCredit Holdings Corp
filed 2012-08-09
CIK 1464343

_________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2012

 of
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

CompuCredit has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

CompuCredit is a smaller reporting company and is not a shell company.

As of July 31, 2012, there were 21,996,523 shares of common stock, no par value, of the registrant outstanding. (This excludes 1,672,656 loaned shares to be returned.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Unrestricted cash and cash equivalents	$51,282	$144,913
Restricted cash and cash equivalents	17,954	23,759
Loans and fees receivable:
Loans and fees receivable, net (of $8,406 and $7,480 in deferred revenue and $13,041 and $7,156 in allowances for uncollectible loans and fees receivable at June 30, 2012 and December 31, 2011, respectively)	68,772	64,721
Loans and fees receivable pledged as collateral under structured financings, net (of $115 and $511 in deferred revenue and $4,000 and $7,537 in allowances for uncollectible loans and fees receivable at June 30, 2012 and December 31, 2011, respectively)	18,232	31,902
Loans and fees receivable, at fair value	20,846	28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	186,206	238,763
Investments in previously charged-off receivables	59,489	37,110
Investments in securities	6,107	6,203
Deferred costs, net	2,706	3,033
Property at cost, net of depreciation	8,375	8,098
Investments in equity-method investees	45,189	49,862
Prepaid expenses and other assets	10,135	11,317
Total assets	$495,293	$647,907
Liabilities
Accounts payable and accrued expenses	$42,793	$47,140
Notes payable, at face value	38,600	23,765
Notes payable associated with structured financings, at face value	9,653	23,151
Notes payable associated with structured financings, at fair value	182,750	241,755
Convertible senior notes (Note 8)	95,056	176,400
Income tax liability	60,239	59,368
Total liabilities	429,091	571,579

Commitments and contingencies (Note 9)

Equity
Common stock, no par value, 150,000,000 shares authorized: 23,669,179 shares issued and 23,669,179 shares outstanding (including 1,672,656 loaned shares to be returned) at June 30, 2012; and 31,997,581 shares issued and 23,559,402 shares outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2011	-	-
Additional paid-in capital	293,472	294,246
Treasury stock, at cost, 0 and 8,438,179 shares at June 30, 2012 and December 31, 2011, respectively	-	(187,615)
Accumulated other comprehensive loss	(1,895)	(2,257)
Retained deficit	(225,301)	(28,257)
Total shareholders’ equity	66,276	76,117
Noncontrolling interests	(74)	211
Total equity	66,202	76,328
Total liabilities and equity	$495,293	$647,907

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Consumer loans, including past due fees	$23,907	$38,855	$49,993	$81,479
Other	206	452	408	774
Total interest income	24,113	39,307	50,401	82,253
Interest expense	(7,429)	(11,355)	(18,326)	(23,306)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	16,684	27,952	32,075	58,947
Fees and related income on earning assets	29,152	32,532	93,506	91,754
Losses upon charge off of loans and fees receivable recorded at fair value	(17,021)	(36,342)	(72,649)	(89,190)
Provision for losses on loans and fees receivable recorded at net realizable value	(7,437)	82	(10,318)	(758)
Net interest income, fees and related income on earning assets	21,378	24,224	42,614	60,753
Other operating income:
Servicing income	968	860	2,232	1,826
Ancillary and interchange revenues	1,413	2,463	3,357	4,965
Gain on repurchase of convertible senior notes	-	201	-	469
Gain on buy-out of equity-method investee members	-	-	-	619
Equity in income of equity-method investees	3,539	3,823	9,556	22,127
Total other operating income	5,920	7,347	15,145	30,006
Other operating expense:
Salaries and benefits	4,844	6,277	10,721	12,830
Card and loan servicing	20,037	18,387	39,989	38,207
Marketing and solicitation	630	768	1,446	1,205
Depreciation	393	1,785	865	3,783
Other	6,761	7,172	14,271	14,136
Total other operating expense	32,665	34,389	67,292	70,161
(Loss on) income from continuing operations before income taxes	(5,367)	(2,818)	(9,533)	20,598
Income tax expense	(589)	(850)	(929)	(1,124)
(Loss on) income from continuing operations	(5,956)	(3,668)	(10,462)	19,474
Discontinued operations:
Income from discontinued operations before income taxes	-	106,214	-	115,137
Income tax expense	-	(1,788)	-	(4,100)
Income from discontinued operations	-	104,426	-	111,037
Net (loss) income	(5,956)	100,758	(10,462)	130,511
Net loss (income) attributable to noncontrolling interests (including $0, $0, $0 and $1,131 of income associated with noncontrolling interests in discontinued operations in the three and six months ended June 30, 2012 and 2011, respectively)	211	8	285	(1,290)
Net (loss) income attributable to controlling interests	$(5,745)	$100,766	$(10,177)	$129,221
(Loss on) income from continuing operations attributable to controlling interests per common share—basic	$(0.26)	$(0.16)	$(0.46)	$0.66
(Loss on) income from continuing operations attributable to controlling interests per common share—diluted	$(0.26)	$(0.16)	$(0.46)	$0.66
Income from discontinued operations attributable to controlling interests per common share—basic	$-	$4.61	$-	$3.76
Income from discontinued operations attributable to controlling interests per common share—diluted	$-	$4.59	$-	$3.74
Net (loss) income attributable to controlling interests per common share—basic	$(0.26)	$4.45	$(0.46)	$4.42
Net (loss) income attributable to controlling interests per common share—diluted	$(0.26)	$4.43	$(0.46)	$4.40

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(5,956)	$100,758	$(10,462)	$130,511
Other comprehensive (loss) income:
Foreign currency translation adjustment	(665)	488	345	2,393
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	-	2,301	-	2,301
Income tax related to other comprehensive income	85	(1)	17	(46)
Comprehensive (loss) income	(6,536)	103,546	(10,100)	135,159
Comprehensive loss (income) attributable to noncontrolling interests	211	8	285	(1,290)
Comprehensive (loss) income attributable to controlling interests	$(6,325)	$103,554	$(9,815)	$133,869

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2012 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	31,997,581	$-	$294,246	$(187,615)	$(2,257)	$(28,257)	$211	$76,328
Use of treasury stock for stock-based compensation plans	(118,277)	-	(944)	5,169	-	(4,225)	-	-
Compensatory stock issuances	109,777	-	-	-	-	-	-	-
Amortization of deferred stock-based compensation costs	-	-	170	-	-	-	-	170
Purchase of treasury stock	-	-	-	(196)	-	-	-	(196)
Redemption and retirement of shares	(8,319,902)	-	-	182,642	-	(182,642)	-	-
Net loss	-	-	-	-	-	(10,177)	(285)	(10,462)
Foreign currency translation adjustment, net of tax	-	-	-	-	362	-	-	362
Balance at June 30, 2012	23,669,179	$-	$293,472	$-	$(1,895)	$(225,301)	$(74)	$66,202

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Operating activities
Net (loss) income	$(10,462)	$130,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, anortization and accretion, net	730	4,821
Losses upon charge off of loans and fees receivable recorded at fair value	72,649	89,190
Provision for losses on loans and fees receivable	10,318	12,575
Accretion of discount on convertible senior notes	2,149	3,577
Stock-based compensation expense	170	2,151
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(57,481)	(66,549)
Unrealized loss on trading securities	287	255
Gain on repurchase of convertible senior notes	-	(469)
Income from equity-method investments	(9,556)	(22,127)
Gain on buy-out of equity-method investee members	-	(619)
Net gain on sale of subsidiary	-	(101,359)
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease (increase) in uncollected fees on earning assets	16,268	(6,867)
Decrease in JRAS auto loans receivable	2,931	7,835
Decrease in deferred costs	329	-
Increase (decrease) in income tax liability	886	(112)
Decrease in prepaid expenses	4	7,605
Decrease in accounts payable and accrued expenses	(846)	(4,575)
Other	2,458	2,298
Net cash provided by operating activities	30,834	58,141
Investing activities
Decrease in restricted cash	5,805	8,270
Investment in equity-method investees	(1,354)	(34,336)
Proceeds from equity-method investees	16,042	10,860
Investments in earning assets	(138,090)	(388,088)
Proceeds from earning assets	167,227	558,179
Investments in subsidiaries	(3,514)	-
Net cash associated with newly acquired consolidated subsidiaries	-	1,025
Proceeds from sale of subsidiary	-	147,449
Purchases and development of property, net of disposals	(1,139)	(1,116)
Net cash provided by investing activities	44,977	302,243
Financing activities
Noncontrolling interests contributions, net	-	600
Purchase of outstanding stock subject to tender offer	-	(105,000)
Purchase of treasury stock	(196)	(1,107)
Purchases of noncontrolling interests	-	(4,067)
Proceeds from borrowings	15,365	9,697
Repayment of borrowings	(184,605)	(212,266)
Net cash used in financing activities	(169,436)	(312,143)
Effect of exchange rate changes on cash	(6)	1,194
Net (decrease) increase in unrestricted cash	(93,631)	49,435
Unrestricted cash and cash equivalents at beginning of period	144,913	85,350
Unrestricted cash and cash equivalents at end of period	$51,282	$134,785
Supplemental cash flow information
Unrestricted cash included in assets held for sale	$-	$8,230
Cash paid for interest	$16,265	$19,849
Net cash income tax payments	$43	$5,383
Supplemental non-cash information
Notes payable associated with capital leases	$268	$-

See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

1.	Basis of Presentation

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. They do include, however, all normal recurring adjustments we consider necessary to fairly state our results for the interim periods.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheets; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, significantly affect two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as the provision for losses on loans and fees receivable within our consolidated statements of operations. Operating results for the three and six months ended June 30, 2012 are not indicative of what our results will be for the year ending December 31, 2012.

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

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value (1) associated with (a) U.K. credit card and U.S. private label merchant and other credit products currently being marketed within our Credit Cards and Other Investments segment, (b) credit card accounts opened under our Investments in Previously Charged-off Receivables segment’s balance transfer program, and (c) our Auto Finance segment’s CAR operations (all the aforementioned being labeled in loans and fees receivable, net), and (2) associated with our former ACC and JRAS auto finance businesses, which are separately labeled as pledged as collateral for non-recourse asset-backed structured financing facilities.  Our balance transfer program receivables are included as a component of our Credit Cards and Other Investments segment data and aggregated $14.7 million (net of allowances for uncollectible loans and fees receivable and deferred revenue) or 5.0% of our consolidated loans and fees receivable (net or at fair value) as of June 30, 2012.  Our loans and fees receivable generally are unsecured; however, our auto finance loans are secured by the underlying automobiles in which we hold the vehicle title.

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this report are as follows:

	Balance at December 31, 2011	Additions	Subtractions	Balance at June 30, 2012
Loans and fees receivable, gross	$119.3	$95.7	$(102.5)	$112.5
Deferred revenue	(8.0)	(13.3)	12.8	(8.5)
Allowance for uncollectible loans and fees receivable	(14.7)	(10.3)	8.0	(17.0)
Loans and fees receivable, net	$96.6	$72.1	$(81.7)	$87.0

	Balance at December 31, 2010	Additions	Subtractions	Transfer to Assets Held for Sale	Balance at June 30, 2011
Loans and fees receivable, gross	$227.7	$296.7	$(343.5)	$(42.3)	$138.6
Deferred revenue	(20.5)	(32.3)	35.3	5.8	(11.7)
Allowance for uncollectible loans and fees receivable	(37.6)	(5.9)	20.7	3.8	(19.0)
Loans and fees receivable, net	$169.6	$258.5	$(287.5)	$(32.7)	$107.9

As of June 30, 2012 and 2011, the weighted average remaining accretion periods for the $8.5 million and $11.7 million, respectively, of deferred revenue reflected in the above tables were 13.1 and 17.1 months, respectively.

A roll-forward of our allowance for uncollectible loans and fees receivable, net (in millions) by category of loans and fees receivable is as follows:

For the Three Months Ended June 30, 2012	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.5)	$(0.5)	$(6.1)	$(1.4)	$(12.5)
Provision for loan losses	(7.1)	(0.4)	0.7	(0.6)	(7.4)
Charge offs	1.4	0.7	1.8	0.2	4.1
Recoveries	(0.3)	-	(0.9)	-	(1.2)
Balance at end of period	$(10.5)	$(0.2)	$(4.5)	$(1.8)	$(17.0)
Balance at end of period individually evaluated for impairment	$-	$-	$-	$-	$-
Balance at end of period collectively evaluated for impairment	$(10.5)	$(0.2)	$(4.5)	$(1.8)	$(17.0)
Loans and fees receivable:
Loans and fees receivable, gross	$27.9	$0.7	$73.4	$10.5	$112.5
Loans and fees receivable individually evaluated for impairment	$-	$-	$0.1	$-	$0.1
Loans and fees receivable collectively evaluated for impairment	$27.9	$0.7	$73.3	$10.5	$112.4

For the Six Months Ended June 30, 2012	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(1.1)	$(8.4)	$(1.2)	$(14.7)
Provision for loan losses	(8.9)	(1.8)	1.3	(0.9)	(10.3)
Charge offs	3.0	2.7	4.7	0.3	10.7
Recoveries	(0.6)	-	(2.1)	-	(2.7)
Balance at end of period	$(10.5)	$(0.2)	$(4.5)	$(1.8)	$(17.0)
Balance at end of period individually evaluated for impairment	$-	$-	$-	$-	$-
Balance at end of period collectively evaluated for impairment	$(10.5)	$(0.2)	$(4.5)	$(1.8)	$(17.0)
Loans and fees receivable:
Loans and fees receivable, gross	$27.9	$0.7	$73.4	$10.5	$112.5
Loans and fees receivable individually evaluated for impairment	$-	$-	$0.1	$-	$0.1
Loans and fees receivable collectively evaluated for impairment	$27.9	$0.7	$73.3	$10.5	$112.4

For the Three Months Ended June 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(3.0)	$(4.7)	$(20.3)	$(0.2)	$(28.2)
Provision for loan losses (includes $2.0 million of provision netted within income from discontinued operations)	(0.9)	(2.7)	1.9	(0.2)	(1.9)
Charge offs	1.4	3.0	5.5	-	9.9
Recoveries	(0.3)	(0.2)	(2.1)	-	(2.6)
Transfer to assets held for sale	-	3.8	-		3.8
Sale of assets	-	-	-	-	-
Balance at end of period	$(2.8)	$(0.8)	$(15.0)	$(0.4)	$(19.0)
Balance at end of period individually evaluated for impairment	$-	$-	$(0.4)	$-	$(0.4)
Balance at end of period collectively evaluated for impairment	$(2.8)	$(0.8)	$(14.6)	$(0.4)	$(18.6)
Loans and fees receivable:
Loans and fees receivable, gross	$18.0	$1.6	$117.7	$1.3	$138.6
Loans and fees receivable individually evaluated for impairment	$-	$-	$0.9	$-	$0.9
Loans and fees receivable collectively evaluated for impairment	$18.0	$1.6	$116.8	$1.3	$137.7

For the Six Months Ended June 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Provision for loan losses (includes $5.1 million of provision netted within income from discontinued operations)	(1.2)	(6.2)	1.8	(0.3)	(5.9)
Charge offs	3.0	7.2	14.5	-	24.7
Recoveries	(0.6)	(0.4)	(3.7)	-	(4.7)
Transfer to assets held for sale	-	3.8	-	-	3.8
Sale of assets	-	-	0.7	-	0.7
Balance at end of period	$(2.8)	$(0.8)	$(15.0)	$(0.4)	$(19.0)
Balance at end of period individually evaluated for impairment	$-	$-	$(0.4)	$-	$(0.4)
Balance at end of period collectively evaluated for impairment	$(2.8)	$(0.8)	$(14.6)	$(0.4)	$(18.6)
Loans and fees receivable:
Loans and fees receivable, gross	$18.0	$1.6	$117.7	$1.3	$138.6
Loans and fees receivable individually evaluated for impairment	$-	$-	$0.9	$-	$0.9
Loans and fees receivable collectively evaluated for impairment	$18.0	$1.6	$116.8	$1.3	$137.7

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	As of
	June 30,	December 31,
	2012	2011
Current loans receivable	$95.9	$100.9
Current fees receivable	1.4	1.9
Delinquent loans and fees receivable	15.2	16.5
Loans and fees receivable, gross	$112.5	$119.3

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

An aging of our delinquent loans and fees receivable, gross (in millions) as of June 30, 2012 and December 31, 2011 is as follows:

As of June 30, 2012	Credit Cards	Micro-Loans	Auto Finance	Other	Total
30-59 days past due	$2.2	$-	$5.2	$-	$7.4
60-89 days past due	1.7	-	1.8	-	3.5
Greater than 90 days past due	3.6	(0.1)	0.8	-	4.3
Delinquent loans and fees receivable, gross	7.5	(0.1)	7.8	-	15.2
Current loans and fees receivable, gross	20.4	0.8	65.6	10.5	97.3
Total loans and fees receivable, gross	$27.9	$0.7	$73.4	$10.5	$112.5
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$-	$0.4	$-	$0.4

As of December 31, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
30-59 days past due	$0.8	$0.7	$6.9	$-	$8.4
60-89 days past due	0.7	0.6	2.5	-	3.8
Greater than 90 days past due	1.5	0.9	1.9	-	4.3
Delinquent loans and fees receivable, gross	3.0	2.2	11.3	-	16.5
Current loans and fees receivable, gross	17.5	0.9	80.2	4.2	102.8
Total loans and fees receivable, gross	$20.5	$3.1	$91.5	$4.2	$119.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$-	$1.3	$-	$1.3

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Unrecovered balance at beginning of period	$36,795	$22,882	$37,110	$29,889
Acquisitions of defaulted accounts	34,902	16,460	46,700	19,484
Cash collections	(26,553)	(19,228)	(52,638)	(39,856)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our consolidated statements of operations)	14,345	11,166	28,317	21,763
Unrecovered balance at end of period	$59,489	$31,280	$59,489	$31,280

Previously charged-off receivables held as of June 30, 2012 are comprised principally of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. At June 30, 2012, $6.0 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions.  Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 1.2% of our consolidated total assets.

We record each static pool at cost and account for each pool as a single unit for payment application and income recognition purposes, thereby applying the cost recovery method on a portfolio-by-portfolio basis. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment.  Once cash collections exceed each particular static pool investment, we include them in revenue as we receive them.  These revenues are included in our fees and related income on earning assets in the accompanying statement of operations.

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

Investments in Securities

The carrying values (in thousands) of our investments in debt and equity securities (excluding those investments for which we use equity-method accounting) are as follows:

	As of
	June 30, 2012	December 31, 2011
Held to maturity:
Investments in non-marketable debt securities	$70	$93
Available for sale:
Investments in non-marketable equity securities	1,941	2,075
Investments in non-marketable debt securities	4,096	3,884
Trading:
Investments in marketable equity securities	-	151
Total investments in securities	$6,107	$6,203

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investments in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture with an unrelated third party that purchased all ($164.0 million in face amount) of the outstanding notes issued out of the structured financing trust underlying our U.K. portfolio of credit card receivables (the “U.K. Portfolio”) for a discounted purchase price of $64.5 million in cash, a price that the joint venture partners determined to be attractive based on a discounted cash flow analysis of the remaining expected payments on the notes (all of which were allocable to the class “A” portion of the outstanding notes given that no payments were expected associated with the class “B” portion of the outstanding notes thereby rendering them worthless). At the time of their acquisition by the joint venture, we carried the notes as a liability on our consolidated balance sheet at their fair value of $98.7 million. The 50.0%-owned joint venture elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.  We record our respective interests in the income of our equity-method investees within the equity in income of equity-method investees category on our consolidated statements of operations.

Income Taxes

Computed considering results for only our continuing operations before income taxes, our effective income tax benefit rate was a negative 11.0% and a negative 9.8% for the three and six months ended June 30, 2012, respectively, versus our negative effective income tax benefit rate of 30.2% for the three months ended June 30, 2011 and our positive effective income tax expense rate of 5.5% for the six months ended June 30, 2011. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been a positive 27.4% and a positive 26.8% benefit rate in the three and six months ended June 30, 2012, respectively, compared to a positive 15.3% benefit rate and a positive 45.9% expense rate, in the three and six months ended June 30, 2011, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.5 million and $0.9 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2012, respectively, compared to $0.6 million and $1.1 million during the three and six months ended June 30, 2011, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in the three and six months ended June 30, 2012 and 2011, respectively.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months June,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Fees on credit products	$4,407	$3,475	$7,885	$7,235
Changes in fair value of loans and fees receivable recorded at fair value (1)	26,942	(10,485)	82,871	119,518
Changes in fair value of notes payable associated with structured financings recorded at fair value	(16,073)	28,375	(25,390)	(52,969)
Income on investments in previously charged-off receivables	14,345	11,166	28,317	21,763
Gross loss on auto sales	-	-	-	(111)
(Losses) gains on investments in securities	6	9	(236)	141
Loss on sale of JRAS assets	-	-	-	(4,648)
Other	(475)	(8)	59	825
Total fees and related income on earning assets	$29,152	$32,532	$93,506	$91,754

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after June 30, 2012, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

Divestiture of Investments in Previously Charged-Off Receivables Segment

On August 3, 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which are reflected within our Credit Cards and Other Investments segment. The sales price includes $119.7 million (cash of $106.7 million and a note receivable of $13.0 million) at closing, of which $5.4 will be held in escrow for 12 months following the closing date of the transaction to satisfying certain indemnification provisions, and an additional $10.8 million in cash if certain performance targets are met through December 31, 2014. The $10.8 million of additional contingent consideration will be recognized into income upon the achievement of the performance targets. As of June 30, 2012, our basis in the net assets that were included in the sale was $64.4 million.

3.	Discontinued Operations

In April, 2011 and October, 2011, respectively, we sold our U.K. Internet micro-loan subsidiaries and our retail micro-loans subsidiaries; accordingly, their results of operations are shown as discontinued operations within our consolidated statements of operations for all periods presented. Key components of discontinued operations on our consolidated statements of operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net interest income, fees and related income on earning assets	$-	$14,935	$-	$49,791
Gain on sale of assets		103,706		103,706
Other operating expense	-	12,427	-	38,360
Income before income taxes	-	106,214	-	115,137
Income tax expense	-	(1,788)	-	(4,100)
Net income	$-	$104,426	$-	$111,037
Net income attributable to noncontrolling interests	$-	$1,131	$-	$-

There were no assets held for sale on either our June 30, 2012 or December 31, 2011 consolidated balance sheets.

4.	Segment Reporting

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

Summary operating segment information (in thousands) is as follows:

		Investments in
	Credit Cards	Previously
	and Other	Charged-Off	Auto
Three Months Ended June 30, 2012	Investments	Receivables	Finance	Total
Net interest income, fees and related income on earning assets	$192	$14,242	$6,944	$21,378
Total other operating income	$4,869	$886	$165	$5,920
(Loss) income from continuing operations before income taxes	$(12,798)	$4,880	$2,551	$(5,367)
Loans and fees receivable, gross	$39,152	$-	$73,415	$112,567
Loans and fees receivable, net	$25,014	$-	$61,990	$87,004
Loans and fees receivable held at fair value	$207,052	$-	$-	$207,052
Total assets	$351,585	$69,360	$74,348	$495,293

		Investments in
	Credit Cards	Previously
	and Other	Charged-Off	Auto
Three Months Ended June 30, 2011	Investments	Receivables	Finance	Total
Net interest income, fees and related income on earning assets	$4,431	$11,109	$8,684	$24,224
Total other operating income	$6,458	$762	$127	$7,347
(Loss) income from continuing operations before income taxes	$(10,528)	$4,612	$3,098	$(2,818)
Loans and fees receivable, gross	$20,854	$-	$117,724	$138,578
Loans and fees receivable, net	$16,752	$-	$91,166	$107,918
Loans and fees receivable held at fair value	$332,615	$-	$-	$332,615
Total assets	$619,057	$36,106	$100,721	$755,884

		Investments in
	Credit Cards	Previously
	and Other	Charged-Off	Auto
Six Months Ended June 30, 2012	Investments	Receivables	Finance	Total
Net interest income, fees and related income on earning assets	$3,230	$28,168	$11,216	$42,614
Total other operating income	$12,948	$1,891	$306	$15,145
(Loss) income from continuing operations before income taxes	$(19,472)	$8,990	$949	$(9,533)
Loans and fees receivable, gross	$39,152	$-	$73,415	$112,567
Loans and fees receivable, net	$25,014	$-	$61,990	$87,004
Loans and fees receivable held at fair value	$207,052	$-	$-	$207,052
Total assets	$351,585	$69,360	$74,348	$495,293

		Investments in
	Credit Cards	Previously
	and Other	Charged-Off	Auto
Six Months Ended June 30, 2011	Investments	Receivables	Finance	Total
Net interest income, fees and related income on earning assets	$27,557	$21,624	$11,572	$60,753
Total other operating income	$28,282	$1,468	$256	$30,006
Income (loss) from continuing operations before income taxes	$13,055	$8,011	$(468)	$20,598
Loans and fees receivable, gross	$20,854	$-	$117,724	$138,578
Loans and fees receivable, net	$16,752	$-	$91,166	$107,918
Loans and fees receivable held at fair value	$332,615	$-	$-	$332,615
Total assets	$619,057	$36,106	$100,721	$755,884

5.	Shareholders’ Equity

During the three months ended March 31, 2012, we retired all of our common shares held in treasury, thereby resulting in a $182.6 million charge to retained earnings in that period. Additionally, pursuant to the closing of a tender offer in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million, and those shares were retired. We exclude all retired shares from our outstanding share counts.

Prior to the retirement of common shares held in treasury during the three months ended March 31, 2012, we periodically reissued such shares to satisfy exercised options and vested restricted stock.  We reissued 154,815 of such shares at gross costs of $5.2 million during the three months ended March 31, 2012, and we reissued 270,000 and 722,567 of such shares for the three and six months ended June 30, 2011, respectively, at gross costs of $8.4 million and $23.5 million, respectively.  Also prior to the retirement of common shares held in treasury during the three months ended March 31, 2012, we effectively repurchased treasury shares by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for payment of required minimum tax withholdings. Such repurchases totaled 36,538 during the three months ended March 31, 2012 at gross costs of $0.2 million, and this compares to such repurchases of 81,556 and 203,259 for the three and six months ended June 30, 2011, respectively, at gross costs of $0.3 million and $1.1 million, respectively.

We had 1,672,656 loaned shares outstanding at June 30, 2012, which were originally lent in coordination with our December 2005 issuance of convertible senior notes.

6.	Investments in Equity-Method Investees

Our equity-method investments outstanding at June 30, 2012 consist of our interests (aggregating 50%) in a joint venture that was formed in 2004 to purchase a credit card receivables portfolio and our 50.0% interest in a joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. The latter 50%-owned joint venture elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.

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

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	June 30, 2012	December 31, 2011
Loans and fees receivable pledged as collateral under structured financings, at fair value	$68,805	$78,413
Investments in non-marketable debt securities, at fair value	$58,466	$81,639
Total assets	$144,082	$167,898
Notes payable associated with structured financings, at fair value	$43,280	$59,515
Total liabilities	$43,605	$59,909
Members’ capital	$100,477	$107,989

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net interest income, fees and related income on earning assets	$7,084	$6,526	$21,371	$44,201
Total other operating income	$846	$60	$929	$147
Net income	$7,214	$5,363	$20,704	$41,625

As noted above, the above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	June 30, 2012	December 31, 2011
Investments in non-marketable debt securities, at fair value	$58,466	$81,639
Total assets	$59,675	$83,210
Total liabilities	$-	$-
Members’ capital	$59,675	$83,210

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net interest income, fees and related income on earning assets	$4,010	$10,034	$4,557	$44,443
Net income	$3,998	$10,025	$4,524	$44,328

As noted in Note 8, Convertible Senior Notes and Notes Payable, notes payable with a fair value of $58.5 million correspond with the $58.5 million investment in non-marketable debt securities, at fair value held by our equity-method investee as noted in the above table.

7.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values and carrying amounts as of June 30, 2012 and December 31, 2011 by fair value hierarchy:

				Carrying Amount
	Quoted Prices in Active	Significant Other	Significant	of Assets
	Markets for Identical	Observable Inputs	Unobservable	Measured at Fair
Assets – As of June 30, 2012	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Investment securities—trading	$-	$-	$-	$-
Loans and fees receivable, at fair value	$-	$-	$20,846	$20,846
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$186,206	$186,206

				Carrying Amount
	Quoted Prices in Active	Significant Other	Significant	of Assets
	Markets for Identical	Observable Inputs	Unobservable	Measured at Fair
Assets – As of December 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Investment securities—trading	$151	$-	$-	$151
Loans and fees receivable, at fair value	$-	$-	$28,226	$28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$238,763	$238,763

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our Level 1 assets in the above table, total realized net losses were $0.6 million for both three and six months ended June 30, 2012, respectively compare to $0.1 million and $0.5 million for the three and six months ended June 30, 2011, respectively, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six-month periods ended June 30, 2012 and 2011:

		Loans and Fees
		Receivable Pledged as
		Collateral under
	Loans and Fees	Structured
	Receivable, at	Financings, at Fair
	Fair Value	Value	Total
Balance at January 1, 2011	$12,437	$373,155	$385,592
Transfers in due to consolidation of equity-method investees	-	14,587	14,587
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	114,223	114,223
Net revaluations of loans and fees receivable, at fair value	5,295	-	5,295
Settlements, net	(5,680)	(184,692)	(190,372)
Impact of foreign currency translation	-	3,290	3,290
Net transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2011	$12,052	$320,563	$332,615
Balance at January 1, 2012	$28,226	$238,763	$266,989
Transfers in due to consolidation of equity-method investees	-	-	-
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	75,471	75,471
Net revaluations of loans and fees receivable, at fair value	7,400	-	7,400
Settlements, net	(14,780)	(129,172)	(143,952)
Impact of foreign currency translation	-	1,144	1,144
Net transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2012	$20,846	$186,206	$207,052

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

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended June 30, 2012:
Quantitative information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2012			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)(1)
Loans and fees receivable, at fair value	$20,846	Discounted cash flows	Gross yield	20.9%
			Principal payment rate	3.2%
			Expected credit loss rate	15.8%
			Servicing rate	8.3%
			Discount rate	16.0%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$186,206	Discounted cash flows	Gross yield	13.5% to 25.2% (21.2%)
			Principal payment rate	1.7% to 4.8% (2.6%)
			Expected credit loss rate	12.2% to 27.4% (22.0%)
			Servicing rate	2.9% to 10.8% (5.2%)
			Discount rate	16.0% to 16.3% (16.1%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured at fair value, the table below summarizes (in thousands) fair values and carrying amounts as of June 30, 2012 and December 31, 2011 by fair value hierarchy:

	Quoted Prices in Active		Significant	Carrying Amount
	Markets for	Significant Other	Unobservable	of Liabilities
	Identical Assets	Observable Inputs	Inputs	Measured at Fair
Liabilities	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities not measured at fair value on a recurring basis
5.875% Convertible Senior Notes	$-	$55,089	$-	$94,606
Liabilities measured at fair value on a recurring basis
Interest rate swap underlying our CAR facility as of June 30, 2012	$-	$165	$-	$165
Notes payable associated with structured financings, at fair value as of June 30, 2012	$-	$-	$182,750	$182,750
Notes payable associated with structured financings, at fair value as of December 31, 2011	$-	$-	$241,755	$241,755

Gains and losses associated with fair value changes for the above liability class are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  For our 5.875% Convertible Senior Notes in the above table, we assess fair value based upon the most recent trade data available from a third-party provider.  For our interest rate swap in the above table, into which we entered in March 2012, we assess fair value based on quotes for an identically termed swap arrangement at the end of each measurement period from a third-party provider.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0% for $20.0 million of the underlying CAR facility.  For our liabilities included in the above table, which represent notes payable associated with our structured financings of liquidating portfolios of credit card receivables, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.  We do not include the fair value of our Auto Finance segment or our Investments in Previously Charged-Off Receivables segment debt as it is not practicable to do so.  We are limited in our ability to estimate the fair value for these financial instruments due to the unique nature of their underlying collateral receivables and the lack of a comparable peer group.

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three-month periods ended June 30, 2012 and 2011:

	Notes Payable Associated with
	Structured Financings, at Fair Value
	2012	2011
Beginning balance, January 1	$241,755	$370,544
Transfers in due to consolidation of equity-method investees	-	15,537
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	25,390	52,969
Repayments on outstanding notes payable, net	(85,480)	(138,259)
Impact of foreign currency translation	1,085	3,469
Net transfers in and/or out of Level 3	-	-
Ending balance, June 30	$182,750	$304,260

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

For Level 3 liabilties measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended June 30, 2012:

Quantitative information about Level 3 Fair Value Measurements
Fair Value at
	June 30, 2012			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)
Notes payable associated with structured financings, at fair value	$182,750	Discounted cash flows	Gross yield	13.5% to 25.2% (21.2%)
			Principal payment rate	1.7% to 4.8% (2.6%)
			Expected credit loss rate	12.2% to 27.4% (22.0%)
			Discount rate	6.2% to 19.6% (16.9%)

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2012 and December 31, 2011 concerning our assets and liabilities measured at fair value are as follows:

		Loans and Fees
		Receivable Pledged as
	Loans and Fees	Collateral under
	Receivable at	Structured Financings
As of June 30, 2012	Fair Value	at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$27,237	$246,452
Aggregate fair value of loans and fees receivable that are reported at fair value	$20,846	$186,206
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$30	$1,089
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$1,275	$9,818

		Loans and Fees
		Receivable Pledged as
	Loans and Fees	Collateral under
	Receivable at	Structured Financings
As of December 31, 2011	Fair Value	at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$37,272	$367,227
Aggregate fair value of loans and fees receivable that are reported at fair value	$28,226	$238,763
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$66	$1,041
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$3,004	$28,359

	Notes Payable	Notes Payable
	Associated with	Associated with
	Structured Financings,	Structured Financings,
	at Fair Value as of	at Fair Value as of
Notes Payable	June 30, 2012	December 31, 2011
Aggregate unpaid principal balance of notes payable	$335,534	$420,936
Aggregate fair value of notes payable	$182,750	$241,755

8.	Convertible Senior Notes and Notes Payable

Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 (“3.625% convertible senior notes”), and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 (“5.875% convertible senior notes”). These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.  In May of 2012, substantially all of the investors in our 3.625% convertible senior notes exercised then-existing put rights, under which we repaid $83.5 million in face amount of such notes outstanding at par.  The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2012	December 31, 2011
Face amount of 3.625% convertible senior notes due 2025	$450	$83,943
Face amount of 5.875% convertible senior notes due 2035	139,467	139,467
Discount	(44,861)	(47,010)
Net carrying value	$95,056	$176,400
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$-	$-

We are amortizing the discount to the face amount of the notes into interest expense over the expected life of the notes (which ended May 2012 for our 3.625% convertible senior notes).  Amortization for the three and six months ended June 30, 2012 totaled $0.8 million and $2.1 million, respectively, compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2011, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $2.6 million and $5.4 million for the three and six months ended June 30, 2012, respectively, compared to $3.2 million and $6.5 million for the three and six months ended June 30, 2011, respectively.  We will amortize the discount remaining at June 30, 2012 into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035).  The weighted average effective interest rate for the 3.625% and 5.875% notes is 9.2% for all periods presented.

In open market transactions during the three and six months ended June 30, 2011, we repurchased $20.1 million and $33.6 million in face amount of our 3.625% notes for $18.9 million and $31.2 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively, thereby resulting in the recognition of an aggregate gain during the three and six months ended June 30, 2011 of $0.2 million and $0.5 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases).  We did not repurchase in the open market any of our convertible senior notes during the three or six months ended June 30, 2012.

Notes Payable Associated with Structured Financings, at Fair Value

As of June 30, 2012, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) along with comparable December 31, 2011 carrying amounts as follows:

	Carrying Amounts at Fair Value as of
	June 30, 2012	December 31, 2011
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (expiring June 2013), outstanding face amount of $238.8 million bearing interest at a weighted average 3.2% interest rate, which is secured by credit card receivables and restricted cash aggregating $121.7 million in carrying amount	$121.7	$154.1
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $94.1 million bearing interest at a weighted average 4.8% interest rate, which is secured by credit card receivables and restricted cash aggregating $67.6 million in carrying amount	58.5	81.6
Amortizing term structured financing facility (expiring January 2015) issued out of a trust underlying a portfolio acquisition by one of our former equity investees, the controlling interests in which we acquired in February 2011, such facility having an outstanding face amount of $2.6 million, bearing interest at a weighted average 2.0% interest rate and being secured by credit card receivables and restricted cash aggregating $6.4 million in carrying amount	2.6	6.1
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$182.8	$241.8

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $182.8 million in fair value of structured financing notes in the above table is $195.7 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $12.9 million.

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

Notes Payable Associated with Structured Financings, at Face Value

The principal amount of the structured financing notes outstanding and the carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

	As of
	June 30, 2012	December 31, 2011
Amortizing debt facility (expiring November 6, 2016) at a minimum fixed rate of 15% at June 30, 2012 that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $16.9 million (1)	8.8	20.4
Amortizing debt facility at a floating rate of 11.7%, at June 30, 2012 that is secured by Auto Finance segment receivables originated while we owned JRAS and related restricted cash with an aggregate carrying amount of $1.3 million (2)	0.6	2.6
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15%, that are secured by certain equipment	0.3	-
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, the repayment of which occurred during the three months ended June 30, 2012	-	0.2
Total asset-backed structured financing notes outstanding	$9.7	$23.2

(1)
The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. The terms of this facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. Based on current estimates of this additional compensation, we currently are accruing interest expense on this loan at a 25.2% effective interest rate, and our liability for such accrued interest grew from $1.5 million as of December 31, 2011 to $3.0 million as of June 30, 2012.

(2)
In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a June 30, 2012 carrying amount of $1.3 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a then $9.4 million non-recourse loan to us, and we contracted with JRAS to service those receivables on our behalf.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment lending arrangements) generally provide for a priority distribution of cash flows to us (or alternative loan servicers) to service any underlying pledged receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us, other than the additional compensation referred to in footnote (1) to the above table. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that represent any risks of acceleration or bullet repayment of the facilities prior to the facility expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $9.7 million of structured financing notes in the above table at June 30, 2012 was $18.2 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements was $8.5 million on that date.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

In October 2011, we entered a new facility with $40.0 million in available financing that can be drawn to the extent of CAR outstanding eligible principal receivables (of which $23.6 million was drawn as of June 30, 2012). This new facility is secured by the financial and operating assets of our CAR subsidiaries (such assets having a carrying value of $52.8 million at June 30, 2012), accrues interest at an annual rate equal to LIBOR plus 4.0%, matures October 4, 2014, and is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In March 2012, we entered into an interest rate swap related to $20.0 million of the $23.6 million amount drawn on the CAR facility.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0%.  We include the fair value of the interest rate swap and changes in its fair value in our consolidated balance sheets and statements of operations, respectively.  See Note 7, “Fair Values of Assets and Liabilities,” for more information regarding this interest rate swap.

Additionally, our Investments in Previously Charged-Off Receivables segment obtained a new credit facility in November 2011. This facility initially provides for $35.0 million in available financing to facilitate the growth of this segment’s operations. This facility is secured by the financial and operating assets of our Jefferson Capital subsidiaries (such assets having a carrying value of $78.8 million at June 30, 2012), can be drawn upon to the extent of outstanding eligible receivables within the segment’s operations, and accrues interest at an annual rate equal to LIBOR plus an applicable margin ranging from 3.25% to 4.75% based on certain financial metrics.  As of June 30, 2012, we had $15.0 million outstanding under this facility.

9.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments (predominantly of our Jefferson Capital subsidiary within our Investments in Previously Charged-off Receivables segment) of $6.4 million at June 30, 2012 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which our Credit Cards and Other Investments segment did with respect to substantially all of its outstanding cardholder accounts.  At June 30, 2012, our remaining available lines of credit related solely to cards issued under Jefferson Capital’s balance transfer program and to cards issued under programs in the U.K. Given the sale of our Jefferson Capital operations as described in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” substantially all of the above-described commitment has now been extinguished.

CompuCredit Corporation’s third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, and notwithstanding the closure of all credit card accounts the receivables of which CompuCredit Corporation previously purchased, these institutions hold a remaining $0.9 million of pledged collateral as of June 30, 2012. Similarly, certain of our other subsidiaries have pledged $1.4 million in collateral as of June 30, 2012 associated with third-party originating financial institution relationships (e.g., associated with cardholder purchases under our Investments in Previously Charge-Off Receivables balance transfer program).  In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of June 30, 2012). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($13.0 million as of June 30, 2012).

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

The following table sets forth the computation of net (loss) income per common share (in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
(Loss on) income from continuing operations attributable to controlling interests	$(5,745)	$(3,660)	$(10,177)	$19,315
Income from discontinued operations attributable to controlling interests	$-	$104,426	$-	$109,906
Net (loss) income attributable to controlling interests	$(5,745)	$100,766	$(10,177)	$129,221
Denominator:
Basic (including unvested share-based payment awards) (1)	21,997	22,662	21,985	29,232
Effect of dilutive stock compensation arrangements (2)	51	63	67	141
Diluted (including unvested share-based payment awards) (1)	22,048	22,725	22,052	29,373
(Loss on) income from continuing operations attributable to controlling interests per common share—basic	$(0.26)	$(0.16)	$(0.46)	$0.66
(Loss on) income from continuing operations attributable to controlling interests per common share—diluted	$(0.26)	$(0.16)	$(0.46)	$0.66

Income from discontinued operations attributable to controlling interests per common share—basic	$-	$4.61	$-	$3.76
Income from discontinued operations attributable to controlling interests per common share—diluted	$-	$4.59	$-	$3.74
Net (loss) income attributable to controlling interests per common share—basic	$(0.26)	$4.45	$(0.46)	$4.42
Net (loss) income attributable to controlling interests per common share—diluted	$(0.26)	$4.43	$(0.46)	$4.40

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are as follows:  76,500 and 169,209 shares for the three and six months ended June 30, 2012, respectively, compared to 282,582 and 354,348 shares for the three and six months ended June 30, 2011, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all calculations.

As their effects were anti-dilutive, we excluded all of our stock options and unvested restricted share units from our net (loss) income per share computations for the three and six months ended June 30, 2012 and 2011.

For the three and six months ended June 30, 2012 and 2011, there were no shares potentially issuable and thus includible in the diluted net (loss) income attributable to controlling interests per common share calculations under our 3.625% convertible senior notes and 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the respective $29.31 and $35.67 conversion prices for the 3.625% convertible senior notes and 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the 3.625% convertible senior notes and 5.875% convertible senior notes is 15,352 and 3.9 million shares, respectively, which could be included in diluted share counts in net (loss) income per common share calculations.  See Note 8, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,043,518 shares remained available for grant under this plan as of June 30, 2012.  Exercises and vestings under our stock-based employee compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three and six months ended June 30, 2012 and 2011.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three and six months ended June 30, 2012, we expensed stock-option-related compensation costs of $0, compared to $0.1 million and $0.5 million for the three and six months ended June 30, 2011. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Six Months Ended June 30, 2012
		Weighted-	Weighted-	Aggregate
	Number of	Average	Average of Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2011	570,000	$39.24
Issued/Cancelled/Forfeited	(70,000)	-
Outstanding at June 30, 2012	500,000	$40.99	0.9	$-
Exercisable at June 30, 2012	500,000	$40.99	0.9	$-

	For the Six Months Ended June 30, 2011
		Weighted-	Weighted-	Aggregate
	Number of	Average	Average of Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2010	570,000	$39.24
Issued/Cancelled/Forfeited	-	-
Outstanding at June 30, 2011	570,000	$39.24	1.7	$-
Exercisable at June 30, 2011	570,000	$39.24	1.7	$-

As of June 30, 2012, we had no unamortized deferred compensation costs associated with non-vested stock options. There were no stock option exercises during the three and six months ended June 30, 2012 and 2011, and no options were granted in the three and six months ended June 30, 2012 and 2011.

Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2012 and 2011, we granted 60,000 and 44,000 shares of aggregate restricted stock with aggregate grant date fair values of $0.2 million and $0.3 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of June 30, 2012, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.2 million with a weighted-average remaining amortization period of 1.0 years.

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

Currently, within our Credit Cards and Other Investments segment, we are collecting on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those generated through our balance transfer program within our Investments in Previously Charged-Off Receivables segment in both the U.S. and the U.K. and through credit card products in the U.K. Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. Beyond these activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit. Lastly, through our Credit Cards and Other Investments segment we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure.

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

Through our Investments in Previously Charged-Off Receivables segment (the disposition of which occurred subsequent to quarter end as described in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components”), we historically collected previously charged-off receivables we purchased from third parties and our equity method investees, as well as previously charged-off receivables that we have owned or serviced within our other segment operations.  At June 30, 2012, this segment’s portfolio of previously charged-off receivables was comprised principally of normal delinquency charged-off accounts, charged-off accounts associated with Chapter 13 Bankruptcy-related debt, and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards were issued relating to the program’s underlying accounts (at which time the credit card activity became reportable within our Credit Cards and Other Investments segment).

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

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities, including:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock; and (4) servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders (as we have done historically through dividends and tender offers).

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2012	2011	from 2011 to 2012
Total interest income	$24,113	$39,307	$(15,194)
Interest expense	(7,429)	(11,355)	3,926
Fees and related income on earning assets:
Fees on credit products	4,407	3,475	932
Changes in fair value of loans and fees receivable recorded at fair value	26,942	(10,485)	37,427
Changes in fair value of notes payable associated with structured financings recorded at fair value	(16,073)	28,375	(44,448)
Income on investments in previously charged-off receivables	14,345	11,166	3,179
Gross loss on auto sales	-	-	-
(Losses) gains on investments in securities	6	9	(3)
Loss on sale of JRAS assets	-	-	-
Other	(475)	(8)	(467)
Other operating income:
Servicing income	968	860	108
Ancillary and interchange revenues	1,413	2,463	(1,050)
Gain on repurchase of convertible senior notes	-	201	(201)
Gain on buy-out of equity-method investee members	-	-	-
Equity in income equity-method investees	3,539	3,823	(284)
Total	$51,756	$67,831	(16,075)
Losses upon charge off of loans and fees receivable recorded at fair value	17,021	36,342	19,321
Provision for losses on loans and fees receivable recorded at net realizable value	7,437	(82)	(7,519)
Operating expenses:
Salaries and benefits	4,844	6,277	1,433
Card and loan servicing	20,037	18,387	(1,650)
Marketing and solicitation	630	768	138
Depreciation	393	1,785	1,392
Other	6,761	7,172	411
Net (loss) income	(5,956)	100,758	(106,714)
Net loss (income) attributable to noncontrolling interests	211	8	203
Net (loss) income attributable to controlling interests	(5,745)	100,766	(106,511)

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2012	2011	from 2011 to 2012
Total interest income	$50,401	$82,253	$(31,852)
Interest expense	(18,326)	(23,306)	4,980
Fees and related income on earning assets:
Fees on credit products	7,885	7,235	650
Changes in fair value of loans and fees receivable recorded at fair value	82,871	119,518	(36,647)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(25,390)	(52,969)	27,579
Income on investments in previously charged-off receivables	28,317	21,763	6,554
Gross loss on auto sales	-	(111)	111
(Losses) gains on investments in securities	(236)	141	(377)
Loss on sale of JRAS assets	-	(4,648)	4,648
Other	59	825	(766)
Other operating income:
Servicing income	2,232	1,826	406
Ancillary and interchange revenues	3,357	4,965	(1,608)
Gain on repurchase of convertible senior notes	-	469	(469)
Gain on buy-out of equity-method investee members	-	619	(619)
Equity in income equity-method investees	9,556	22,127	(12,571)
Total	$140,726	$180,707	(39,981)
Losses upon charge off of loans and fees receivable recorded at fair value	72,649	89,190	16,541
Provision for losses on loans and fees receivable recorded at net realizable value	10,318	758	(9,560)
Operating expenses:
Salaries and benefits	10,721	12,830	2,109
Card and loan servicing	39,989	38,207	(1,782)
Marketing and solicitation	1,446	1,205	(241)
Depreciation	865	3,783	2,918
Other	14,271	14,136	(135)
Net (loss) income	(10,462)	130,511	(140,973)
Net loss (income) attributable to noncontrolling interests	285	(1,290)	1,575
Net (loss) income attributable to controlling interests	(10,177)	129,221	(139,398)

Three and Six Months Ended June 30, 2012, Compared to Three and Six Months Ended June 30, 2011

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

Interest expense.  The decrease is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our repurchases of our convertible senior notes throughout 2011 and our May 2012 repayment of substantially all of our 3.625% convertible senior notes as previously discussed in Note 8, “Convertible Senior Notes and Notes Payable,” in the accompanying notes to the consolidated financial statements.

We also note that notwithstanding the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect lower interest expense for these notes in future periods attributable to our 2011 repurchases and our May 2012 repayment of substantially all of our 3.625% convertible senior notes.

Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•	improved performance and growth within our Investments in Previously Charged-Off Receivables segment;

•	slight increases in fees earned on our credit products, principally due to billings on test accounts in the U.K. offset by continued credit card receivables liquidations;

•	the fact that we did not incur any gross losses on automotive vehicle sales in 2012 given the sale of our JRAS auto sales operations in February 2011; and

•	our recognition of a $4.6 million loss in the three months ended March 31, 2011 corresponding to our above-mentioned sale of certain assets associated with our JRAS operations.

Given expected net liquidations in our credit card receivables (absent possible portfolio acquisitions) in the future, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

As a result of the disposition of our Investments in Previously Charged-Off Receivables segment and its underlying balance transfer program operations subsequent to quarter end as described in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” we will not realize any future quarters’ continuing revenues from these operations.

Servicing income.  Our reported servicing income is comprised of servicing compensation paid to us by third parties associated with our servicing of their loans and fees receivable. Currently, this income source is not significant to us, and we do not expect it to be so for the foreseeable future unless we grow the number of contractual servicing relationships we have with other third parties. Positively impacting 2012 is income from transitional services we provided to the buyer of our Retail Micro-Loans segment, such services having substantially ended by June 30, 2012.  Absent these revenues, servicing income would have declined commensurate with liquidations in the portfolios of loans and fees receivables that we service for third parties.

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

Gain on repurchase of convertible senior notes.  During the three and six months ended June 30, 2011, we repurchased in open market transactions $20.1 million and $33.6 million in face amount of our 3.625% convertible senior notes for $18.9 million and $31.3 million (inclusive of transaction costs and accrued interest through the dates of our repurchases of the notes). The repurchases resulted in the recognition of aggregate gains for the three and six months ended June 30, 2011of $0.2 million and $0.5 million (net of the notes’ applicable share of deferred costs and debt discount, which were written off in connection with the purchases).  No such repurchases were made in the three and six months ended June 30, 2012.

We remain open to the possibility of further repurchases of our convertible senior notes at prices we find attractive in the future, which could result in additional as of yet unknown gains or losses upon such repurchases.

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

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs of the face amount credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in and we expect future trending declines in these charge offs as we continue to liquidate our credit card receivables. The effects of this general trending decline were muted for the six months ended June 30, 2012, however, given our sale of a large volume of late-stage delinquent accounts and related receivables (which we treated as having been charged off contemporaneous with their sale) out of our U.K. credit card receivables portfolio during the first quarter of 2012. For this reason, our rate of decline in this category in the future will be more similar to the rate of decline experienced in the three months ended June 30, 2012 when compared to the same period in 2011 than to the rate of decline experienced in the six months ended June 30, 2012 when compared to the same period in 2011.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have recently experienced trending declines in our provisions for losses on loans and fees receivable recorded at net realizable value associated with contractions in our auto finance loans and fees receivable combined with some modest effects of an improved economy in recent quarters. However, we experienced a year over year increase in this category between 2011 and 2012 due to the effects of (1) disproportionately greater reductions in our allowance for uncollectible loans and fees receivables recorded in the three and six months ended June 30, 2011 associated with significant performance improvements experienced at that time, and (2) elevated losses incurred on new credit product testing in the three and six months ended June 30, 2012. Given our continued gradual net liquidation of our auto finance receivables, which is expected to outpace growth in receivables associated with our Investments in Previously Charged-Off Receivables segment’s balance transfer program and other receivables associated with new products we are testing (e.g., private label merchant credit products) for the next several quarters, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2012 versus 2011.

Total other operating expense. Total other operating expense decreased slightly for the three and six months ended June 30, 2012 relative to the three and six months ended June 30, 2011, reflecting the following:

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
marginally higher card and loan servicing expenses, primarily associated with expense growth that comports with revenue and earnings growth in our Investments in Previously Charged-Off Receivables segment, as partially offset by the effects of continuing credit card and auto finance receivables portfolio liquidations;

•	decreases in depreciation reflecting a diminished level of capital investments by us; and

•
marginally higher marketing and solicitation and other expense levels for the six months ended June 30, 2012, reflecting costs associated with our exploration and testing of various new business opportunities and the coal mining operation that we were required to consolidate into our financial statements during the three months ended December 31, 2011.

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

Notwithstanding our cost-cutting efforts and focus, we currently are incurring, and will continue to incur, somewhat heightened legal costs until we resolve all outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult (to which we alluded above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards and Other Investments segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit Cards and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs (or expanding revenue-earning activities to levels commensurate with such costs), then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance and Investments in Previously Charged-Off Receivables businesses, we may experience continuing pressure on our liquidity position and our ability to be profitable.

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

Income taxes. Computed considering results for only our continuing operations before income taxes, our effective income tax benefit rate was a negative 11.0% and a negative 9.8% for the three and six months ended June 30, 2012, respectively, versus our negative effective income tax benefit rate of 30.2% for the three months ended June 30, 2011 and our positive effective income tax expense rate of 5.5% for the six months ended June 30, 2011. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods. Computed without regard to the effects of the valuation allowance changes, it is more likely than not that our effective tax rates would have been a positive 27.4% and a positive 26.8% benefit rate in the three and six months ended June 30, 2012, respectively, compared to a positive 15.3% benefit rate and a positive 45.9% expense rate, in the three and six months ended June 30, 2011, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.5 million and $0.9 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2012, respectively, compared to $0.6 million and $1.1 million during the three and six months ended June 30, 2011, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in the three and six months ended June 30, 2012 and 2011, respectively.

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

We solicit credit card accounts to participate in our balance transfer program through our Investments in Previously Charged-Off Receivables segment, whereby we offer potential customers a credit card product in exchange for payments made on a previously charged-off debt that we either have purchased or have agreed to purchase upon acceptance of our balance transfer offer terms.  After our receipt of an offered and agreed-upon level of payments on the previously charged-off debt, a credit card is made available to the consumer, and as the consumer further reduces his or her outstanding previously charged-off debt balance, additional credit is made available to the consumer under the credit card product.  The initial costs of this program are relatively low when compared to our traditional credit card offerings, and while we anticipate growing this product at a moderate pace during the coming quarters, this product offering’s open credit card accounts carrying value currently represents 5.0% of our consolidated loans and fees receivable (net or at fair value). After card issuance, the revenues and costs associated with the balance transfer program credit card offerings are included in our Credit Cards and Other Investments segment results; whereas, the pre-card-issuance activities associated with the initial purchase and collection of the outstanding balance of previously charged-off debt are included in our Investments in Previously Charged-Off Receivables segment results.

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

 The following table presents the delinquency trends of the receivables we manage within our Credit Cards and Other Investments segment, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2012		2011				2010
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$356,897	$401,394	$480,355	$540,023	$613,747	$698,226	$776,770	$915,347
Period-end managed accounts	309	340	390	431	481	543	603	699
Percent 30 or more days past due	9.9%	10.4%	13.0%	12.6%	11.9%	12.5%	15.2%	18.0%
Percent 60 or more days past due	6.9%	7.9%	9.7%	8.9%	8.7%	9.5%	11.6%	14.0%
Percent 90 or more days past due	4.6%	5.9%	6.9%	6.2%	6.2%	7.0%	8.7%	10.4%

Average managed receivables	$378,227	$438,601	$511,834	$580,212	$659,686	$754,300	$845,084	$985,234
Combined gross charge-off ratio	20.7%	53.9%	19.3%	20.9%	24.2%	29.7%	36.4%	37.1%
Net charge-off ratio	16.8%	47.4%	15.2%	16.7%	19.8%	24.1%	28.9%	29.6%
Adjusted charge-off ratio	15.1%	30.6%	12.2%	13.9%	16.7%	22.9%	28.6%	29.3%
Total yield ratio	24.2%	22.9%	23.2%	19.2%	21.8%	22.0%	24.9%	31.5%
Gross yield ratio	19.9%	18.9%	18.6%	19.3%	18.9%	18.6%	18.8%	20.4%
Net interest margin	13.3%	10.4%	12.6%	13.4%	12.8%	11.9%	11.9%	13.1%
Other income ratio	3.5%	2.7%	3.7%	-1.0%	2.1%	2.2%	3.3%	8.9%
Operating ratio	18.2%	15.3%	12.1%	12.3%	12.5%	11.0%	10.1%	9.5%

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

Given that our accounts primarily consist of closed credit card accounts with no significant account actions taken in the past several quarters, one would logically expect to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our 2012 and late 2011 delinquency statistics relative to corresponding dates in prior years and is consistent with our expectations for the next few quarters. We do note, however, that we participated in a unique transaction opportunity during the first quarter of 2012, whereby we sold for a total of $10.4 million, a price that we viewed as attractive, $44.0 million in face value of our U.K. portfolio credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold.  These receivables had a GAAP book value of $9.8 million on the sale date, thereby rendering an insignificant gain upon their sale.  This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our March 31, 2012 managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of March 31, 2012 and June 30, 2012.  Given this acceleration we would expect to see a slight increase in our delinquency rates as the impact of this isolated transaction diminishes, however we still expect to see trending declines in our delinquency rates when compared to similar periods in prior years.

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

All of our charge-off ratios were skewed higher during the first quarter of 2012 by reason of the unique transaction opportunity mentioned in our Delinquencies discussion above. In future quarters (and absent any unique transaction opportunities like that experienced in the first quarter of 2012), we expect the general rate of decline in our charge-off ratios to moderate and our charge-off ratios to generally stabilize (subject to normal seasonal variations). Our expectation of a reduced rate of decline in our charge-off ratios is based on (1) the age, maturity and stability of our portfolio of liquidating receivables associated with closed credit card accounts, coupled with (2) an expectation of higher charge off rates on a relatively small dollar balance of credit card receivables underlying test accounts in the U.K.

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

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from those receivables of our lower-tier credit card offerings. Those receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, we would expect to see a slight generally trending decline in our total yield and gross yield ratios consistent with disproportionate reductions in our lower-tier credit card receivables due to their higher charge-off levels over the past several quarters.  This expectation was temporarily reversed in the second quarter of 2012 largely due to the addition of test accounts in the U.K.  While the addition of these accounts resulted in a temporary increase in the total and gross yield ratios, we expect these accounts to also reduce the rate of decline in our charge-off rates as the accounts season, mature, and charge off at higher rates than we experience on our liquidating pool of credit card receivables associated with closed credit card accounts.

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

Our third quarter and fourth quarter 2010 other income ratios were skewed higher by gains realized on the repurchase of our convertible senior notes and $12.1 million in gains on settlement of our CB&T litigation in the third quarter and a $4.1 million recovery in the fourth quarter of losses we experienced several years ago on an investment that we had made in a third-party’s asset-backed securities; absent these gains, our other income ratios would have been 1.7% and 1.2% for the three months ended September 30 and December 31, 2010, respectively. Like in the first, second and fourth quarters of 2011, we expect a positive generally low fractional to single-digit other income ratio for the foreseeable future unless we experience further material gains associated with future debt repurchases, which could cause an increase in the ratio. We note that we experienced only immaterial gains associated with our convertible senior note repurchases in 2011—gains which were not material enough effect to warrant pro forma computations of the other income ratios in 2011 quarters without the effects of such gains.  Negatively affecting our other income ratio for the third quarter of 2011 were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested; excluding the impact of these write downs, our other income ratio would have been 2.1%.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts, our managed receivables levels are generally falling at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). This phenomenon is reflected in our operating ratio statistics over the 2010 and 2011 quarters, and has recently been exacerbated as seen in the 2012 operating ratios computation by the effects of our late 2011 consolidation of a small coal mining operation that we have financed and its underlying costs (which bear no relationship to managed receivables).

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

Investments in Previously Charged-Off Receivables Segment

For the three and six months ended June 30, 2012 and 2011, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Unrecovered balance at beginning of period	$36,795	$22,882	$37,110	$29,889
Acquisitions of defaulted accounts	34,902	16,460	46,700	19,484
Cash collections	(26,553)	(19,228)	(52,638)	(39,856)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on earning assets on our consolidated statements of operations)	14,345	11,166	28,317	21,763
Unrecovered balance at end of period	$59,489	$31,280	$59,489	$31,280

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for each pool as a single unit for payment application and income recognition purposes, thereby applying the cost recovery method on a portfolio-by-portfolio basis. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment.  Once cash collections exceed each particular static pool investment, we include them in revenue as we receive them.  These revenues are included in our fees and related income on earning assets in the accompanying statement of operations.  Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we charge as an operating expense without any offsetting income amounts.

Previously charged-off receivables held as of June 30, 2012 principally are comprised of:  normal delinquency charged-off accounts; charged-off accounts associated with Chapter 13 Bankruptcy-related debt; and charged-off accounts acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts (as explained in further detail in the Credit Cards and Other Investments segment discussion above). At June 30, 2012, $6.0 million of our investments in previously charged-off receivables balance was comprised of previously charged-off receivables that our Investments in Previously Charged-Off Receivables segment purchased from our other consolidated subsidiaries, and in determining our net income or loss as reflected on our consolidated statements of operations, we eliminate all material intercompany profits that are associated with these transactions. Although we eliminate all material intercompany profits associated with these purchases, we do not eliminate the corresponding purchases from our consolidated balance sheet categories so as to better reflect the ongoing business operations of each of our reportable segments and because the amounts represent just 1.2% of our consolidated total assets.

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

Given the sale of our Investments in Previously Charged-Off Receivables segment and its underlying balance transfer program operations subsequent to quarter end as described in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” we will not have any continuing income associated with these operations.

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

Collectively, we currently serve more than 690 dealers through our Auto Finance segment in 36 states.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2012		2011				2010
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$72,886	$75,275	$87,755	$99,237	$113,316	$128,254	$154,191	$177,799
Period-end managed accounts	24	24	26	27	29	30	33	35
Percent 30 or more days past due	10.7%	8.3%	12.8%	11.9%	10.2%	8.6%	12.8%	12.2%
Percent 60 or more days past due	3.6%	3.3%	4.9%	4.7%	3.8%	3.6%	5.3%	4.8%
Percent 90 or more days past due	1.1%	1.6%	2.1%	2.3%	1.5%	1.5%	2.4%	1.8%
Average managed receivables	$75,877	$80,503	$92,719	$106,881	$120,773	$140,132	$165,286	$192,480
Gross yield ratio	35.2%	33.9%	36.3%	35.5%	32.6%	29.2%	29.1%	27.5%
Adjusted charge-off ratio	4.2%	8.2%	8.3%	9.8%	10.9%	21.1%	20.3%	18.1%
Recovery ratio	4.7%	6.0%	7.1%	5.6%	7.0%	3.4%	3.6%	3.1%
Net interest margin	32.0%	17.0%	24.4%	25.6%	23.8%	20.5%	19.8%	23.4%
Other income ratio	2.3%	2.3%	1.4%	1.2%	0.9%	-11.2%	0.6%	-0.3%
Operating ratio	24.0%	29.9%	21.3%	19.5%	18.7%	18.7%	20.7%	17.6%

Managed receivables.  Period-end managed receivables have gradually declined as we have curtailed significant purchasing and origination activities. As of June 30, 2012, only CAR continues to purchase/originate loans. Given liquidations of the ACC and JRAS portfolios, managed receivables within this segment will continue to decline for the next several quarters.

Delinquencies. Our ACC and JRAS receivables portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy account for the continued modest year-over-year general improvement in delinquency statistics. Because the JRAS and ACC portfolios are now of lesser significance, we do not expect any material further improvements in our delinquency statistics.

Gross yield ratio, net interest margin and other income ratio.  The effects of higher JRAS and ACC delinquencies and charge offs generally depressed our net interest margins in the earliest presented 2010 quarters. With the exception of the three months ended March 31, 2012, a general trend line of improving net interest margins is evident relative to comparable prior year periods due in part to the gradual liquidation of the JRAS and ACC receivables portfolios, thereby causing the better-performing CAR portfolio to comprise a greater percentage of average managed auto finance receivables. The spike in the net interest margin in the third quarter of 2010 resulted from the reversal in that quarter of previously recognized contingent interest expense associated with debt within our ACC operations.  The terms of the ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. Significant recent improvements in performance of the ACC portfolio have caused us to resume significant accruals of contingent interest expense under the debt facility, and our accrual of $2.0 million of such additional interest during the three months ended March 31, 2012 caused the decline in our net interest margin relative to the prior quarters’ improving net interest margin trend line. This additional interest charge abated modestly in the second quarter of 2012 resulting in a reduction in the amount of contingent interest recorded and providing additional lift to our net interest margin. We do not expect any significant future effects on our net interest margin associated with contingent interest under the ACC portfolio debt facility.

Consistent with our recent experiences, as our ACC and JRAS receivables continue their decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields we achieve within our CAR operations generally are expected to continue to result in higher gross yield ratios and net interest margins in future quarters relative to comparable prior year quarterly levels for the foreseeable future.

The principal component of our other income ratio in pre-2011 quarters was the gross profit (or more recently loss) that our JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio historically moved in relative tandem with the volume of JRAS’s auto sales. The 2010 suspension of new inventory purchases and corresponding dramatic decline in sales caused the significant reduction in our other income ratio in 2010, particularly given that we sold off inventory to pay down lines of credit collateralized by our inventory, often below cost, generating overall losses on sales. Our other income ratio in the first quarter of 2011 reflects the $4.6 million loss recognized on the sale of our JRAS operating assets in February 2011. Because of the sale of these operations (and the commensurate elimination of the principal source of other income), we expect an insignificant other income ratio for the foreseeable future in line with what we experienced in 2011 and the three and six months ended June 30, 2012.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. The general trending increase in our adjusted charge-off ratio through the first quarter of 2011, therefore, reflected (1) the passage of time since our acquisition of the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, (3) the adverse effects of five JRAS lot closures in 2010 (and to a lesser extent the closure of 6 lots in 2009) and the corresponding negative impact this had on collections within our JRAS operations during 2010, (4) the initial impact on charge offs as we outsourced collections for our ACC portfolio and collection practices were modified resulting in a wave of increased charge offs in the first quarter of 2010, and (5) the initial impact on charge offs of JRAS’s modified collection practices in 2010 as it worked with its lender.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 have declined in relative significance as a percentage of our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio has declined significantly subsequent to the first quarter of 2011. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that not only contributed to the 2011 decline in our adjusted charge-off ratio, but is also expected to result in lower adjusted charge-off ratios in future quarters.  Also serving to reduce our second quarter 2011 adjusted charge-off ratio as well as increase our second quarter 2011 recovery ratio was a large sale of repossessed autos at auction related to the receivables of our former JRAS operations, which had accumulated a growing inventory of such vehicles leading into the second quarter of 2011 as well as increased recoveries experienced in our ACC portfolio.  A similar increase in recoveries was seen during the fourth quarter of 2011 in our ACC portfolio.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but more importantly, we expect our recovery rate to fall gradually with the declining effects of ACC and JRAS on our operations; CAR experiences significantly lower charge offs and recoveries than experienced in ACC’s and JRAS’s operations.

Operating ratio. We have experienced a modest general trend line of increasing year-over-year operating ratios, which largely reflects the higher costs of our CAR operations as a percentage of receivables than such operating costs of our ACC and JRAS operations as a percentage of their receivables in prior periods. (Such higher costs correspond with the significantly higher gross yield ratios and net interest margins within our CAR operations as well.) As noted above, our CAR receivables and operating costs now comprise a greater percentage of respective total Auto Finance segment receivables and operating costs given the gradual liquidation of ACC and JRAS receivables. Notwithstanding this general trend line, we do not expect a significantly higher operating ratio for the foreseeable future.  The spike in the first quarter of 2012 operating ratio arose due to an impairment charge of $1.2 million recognized during that quarter associated with unfavorable terms on the sublease of our former ACC offices and certain costs that we incurred, which we do not expect to be recurring in nature, in the collection of our JRAS receivables.

Future Expectations

Our CAR operations are performing well in the current environment (achieving consistent profitability) and are expected to continue at current levels for the foreseeable future. Generally offsetting these positive results are ACC and JRAS operations, which are expected to modestly depress overall Auto Finance segment results relative to CAR’s stand-alone results for 2012. As ACC’s and JRAS’s receivables gradually liquidate, however, they should have a diminishing adverse effect on the positive results we are experiencing within our CAR operations.

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

Although we are hopeful liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and have closed substantially all of our credit card accounts (other than those associated with our Investments in Previously Charged-Off Receivables segment’s balance transfer program and U.K. accounts). To the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while continuing to enhance shareholder value to the greatest extent possible.

All of our Credit Cards and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts with no bullet repayment requirements or refinancing risks to us. Additionally, with the exception of our new CAR structured finance facility into which we entered in October of 2011 and which does not mature until October 2014, our remaining Auto Finance segment structured financing facilities are likewise expected to amortize down with collections on the receivables that serve as collateral for the facilities with no bullet repayment requirements or refinancing risks to us. Lastly, and notwithstanding the various debt market and sub-prime financing challenges cited above, our Investments in Previously Charged-Off Receivables segment obtained a new credit facility in November 2011; however, this facility was recently repaid in connection with our sale of this segment and its balance transfer card operations subsequent to quarter end as described in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” Our continuing challenge within our Credit Cards and Other Investments segment is to reduce our overhead cost infrastructure to match our incoming servicing compensation cash flows under our amortizing credit card structured financing facilities, the cash flows we receive from our 50%-owned equity-method investees, and the modest cash flows we are receiving from unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities. Furthermore, the values of our credit card receivables that are pledged as collateral against our currently outstanding structured financing facilities could prove insufficient to provide for any residual value that ultimately would be payable to us. In such a case, we could experience further impairments to the recorded value of our credit card receivables, although we note that the recorded value has been substantially written down already leaving significantly less exposure to write-downs in the future.

Our current focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs. For example, as noted throughout this report, we have closed substantially all of our credit card accounts (other than those underlying our Investments in Previously Charged-Off Receivables segment’s balance transfer program and accounts in the U.K.); consequently, each of our managed credit card receivables portfolios is expected to show fairly rapid net liquidations in balances for the foreseeable future.

At June 30, 2012, we had $51.3 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2012 are as follow:

•
During the six months ended June 30, 2012, we generated $30.8 million in cash flows from operations compared to $58.1 million of cash flows from operations generated during the six months ended June 30, 2011. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the six months ended June 30, 2012 relative to the same period in 2011 given diminished receivables levels, (2) the lack of any finance and fee collections associated with our U.K. Internet micro-loan operations in the six months ended June 30, 2012 given our sale of these operations in April 2011, (3) reduced net liquidations of receivables associated with our JRAS operations in 2012 versus 2011.

•
During the six months ended June 30, 2012, we generated $45.0 million of cash through our investing activities, compared to generating $302.2 million of cash in investing activities during the six months ended June 30, 2011.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2012 based on the shrinking size our liquidating credit card and auto finance receivable portfolios, as well as the proceeds we received from the sale of our MEM and JRAS operations during the six months ended June 30, 2011.

•
During the six months ended June 30, 2012, we used $169.4 million of cash in financing activities, compared to our use of $312.1 million of cash in financing activities during the six months ended June 30, 2011. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Beyond the effects of higher 2011 than 2012 repayment levels based on receivables liquidations under our structured financing facilities, the $105.0 million in proceeds used to repurchase stock in our April 2011 tender offer also contributed to the higher use of cash in financing activities in 2011 versus 2012. These effects were partially offset, however, by the fact that we used only $31.3 million of cash for convertible senior notes repurchases in the six months ended June 30, 2011, versus the $83.5 million we used to repay our 3.625% convertible senior notes upon the exercise of note holder put rights in May 2012.

Although our $51.3 million of unrestricted cash on our consolidated balance sheet generally represents our maximum available liquidity at June 30, 2012, we have generated over $90.0 million of additional net cash flows subsequent to quarter end in connection with the sale of our Investments in Previously Charged-Off Receivables segment and its underlying balance transfer program operations as described in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” We note that the $51.3 million in aggregate June 30, 2012 unrestricted cash mentioned herein represents the sum of all unrestricted cash from among all of our various business subsidiaries.

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

Beyond our immediate financing efforts discussed throughout this report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us (including, for example, the over $90.0 million of liquidity generated for us upon the sale of our Investments in Previously Charged-Off Receivables segment and its balance transfer card operations subsequent to quarter end) could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, (3) further dividends similar to the one on December 31, 2009, and (4) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014.

Lastly, we note that as of this Report date the only remaining material refunding or refinancing risks to us are those of the CAR financing facility into which we entered in October 2011 and which does not mature until October 2014 and our 5.875% convertible senior notes which are due in November 2035.

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

In determining whether we are entitled to recognize, and in measuring the level of benefits that we are entitled to recognize associated with, uncertain tax positions, we (and experts we have hired to advise us) make an evaluation of the technical merits of a tax position derived from sources of authorities in the tax law (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances underlying our tax position. Although we believe we are several years away from ultimate resolution, and possible settlement and payment, with respect to our uncertain tax positions, including those taken in the 2007 and 2008 years under audit by the Internal Revenue Service, it is possible that we may ultimately settle with the Internal Revenue Service on one or more uncertain tax positions in a manner that differs from the liabilities we have recorded associated with such positions under our recognition and measurement determinations.

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

Related Party Transactions

As part of our April 2011 tender offer, we purchased the following shares from our executive officers and then-members of our Board of Directors at $8 per share:
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

Forward-Looking Information

We make forward-looking statements in this report and in other materials we file with the SEC or otherwise make public. This Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this report contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to potential receipt of contingent consideration from the sale of our Investments in Previously Charged-Off Receivables segment, expected revenue, income, receivables, income ratios, net interest margins, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions we may take or have taken, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us and banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, growth and performance of receivables originated over the Internet, our plans in the U.K., the impact of our U.K. Portfolio on our financial performance, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our entry into international markets, our ability to raise funds or renew financing facilities, results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

We are dependent upon banks to issue credit cards and certain other credit products. Our credit card and some of our other credit product programs are dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships would adversely affect our ability to conduct credit card issuances in the U.K, and to grow our private label merchant credit product offerings and underlying receivables.

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

Portfolio purchases may cause fluctuations in our reported Credit Card and Other Investments segment’s managed receivables data, which may reduce the usefulness of this data in evaluating our business. Our reported Credit Card and Other Investments segment managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of June 30, 2012, credit card portfolio acquisitions accounted for 30.4% of our total Credit Card and Other Investments segment managed receivables portfolio based on our ownership percentages.

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

Our business is going through a substantial period of transition and we are exploring various options. Because of the unavailability of growth financing for our traditional business, we are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include the payment of cash dividends and share repurchases, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders, and a tender offer that we completed on May 14, 2010 resulted in our repurchase of 12,180,604 shares of our common stock for $85.3 million, in addition to our repurchase of $24.8 million in face amount of our 3.625% convertible senior notesfor $14.7 million. Further, in a tender offer completed in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million.

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

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of securities during the six months ended June 30, 2012.  Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

On August 3, 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which are reflected within our Credit Cards and Other Investments segment. The sales price includes $119.7 million (cash of $106.7 million and a note receivable of $13.0 million) at closing, of which $5.4 will be held in escrow for 12 months following the closing date of the transaction to satisfying certain indemnification provisions, and an additional $10.8 million in cash if certain performance targets are met through December 31, 2014.

On August 9, 2012, we amended and restated our existing employment agreement with J.Paul Whitehead, III, our Chief Financial Officer, to give him greater flexibility with respect to his non-CompuCredit business and personal endeavors.

The foregoing summary of the terms of the sale of our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, and the Amended and Restated Employment Agreement for J.Paul Whitehead, III does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreements, copies of which are attached as Exhibits 2.1 and 10.1, respectively, to this Report and incorporated herein in their entirety by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from CompuCredit Holding Corporation’s SEC Filings unless Otherwise Indicated:

2.1	Membership Interest Purchase Agreement between CompuCredit Holdings Corporation and JCAP Transitory Acquisition Sub, LLC	Filed herewith
10.1	Amended and Restated Employment Agreement for J.Paul Whitehead, III.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT HOLDINGS CORPORATION

August 9, 2012	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)