Form 10-Q
period 2012-09-30
CompuCredit Holdings Corp
filed 2012-11-08
CIK 1464343

_________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2012

 of

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

During the preceding 12 months, CompuCredit has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

CompuCredit is a smaller reporting company and is not a shell company.

As of October 31, 2012, there were 13,746,523 shares of common stock, no par value, of the registrant outstanding. (This excludes 1,672,656 loaned shares to be returned.)

COMPUCREDIT HOLDINGS CORPORATION
FORM 10-Q

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Unrestricted cash and cash equivalents	$47,925	$144,913
Restricted cash and cash equivalents	12,930	23,759
Loans and fees receivable:
Loans and fees receivable, net (of $8,502 and $7,480 in deferred revenue and $11,276 and $7,156 in allowances for uncollectible loans and fees receivable at September 30, 2012 and December 31, 2011, respectively)	56,569	64,721
Loans and fees receivable pledged as collateral under structured financings, net (of $60 and $511 in deferred revenue and $3,510 and $7,537 in allowances for uncollectible loans and fees receivable at September 30, 2012 and December 31, 2011, respectively)	12,598	31,902
Loans and fees receivable, at fair value	19,285	28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	168,407	238,763
Investments in previously charged-off receivables	-	37,110
Investments in securities	6,215	6,203
Deferred costs, net	2,100	3,033
Property at cost, net of depreciation	7,363	8,098
Investments in equity-method investees	41,914	49,862
Note receivable from sale of Investments in Previously Charged-Off Receivables segment	13,033	-
Prepaid expenses and other assets	18,273	11,317
Total assets	$406,612	$647,907
Liabilities
Accounts payable and accrued expenses	$37,173	$47,140
Notes payable, at face value	20,184	23,765
Notes payable associated with structured financings, at face value	7,366	23,151
Notes payable associated with structured financings, at fair value	167,521	241,755
Convertible senior notes (Note 8)	95,194	176,400
Income tax liability	61,683	59,368
Total liabilities	389,121	571,579

Commitments and contingencies (Note 9)

Equity
Common stock, no par value, 150,000,000 shares authorized: 15,419,179 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at September 30, 2012; and 31,997,581 shares issued and 23,559,402 shares outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2011	-	-
Additional paid-in capital	211,037	294,246
Treasury stock, at cost, 0 and 8,438,179 shares at September 30, 2012 and December 31, 2011, respectively	-	(187,615)
Accumulated other comprehensive loss	(1,095)	(2,257)
Retained deficit	(192,090)	(28,257)
Total shareholders’ equity	17,852	76,117
Noncontrolling interests	(361)	211
Total equity	17,491	76,328
Total liabilities and equity	$406,612	$647,907

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Consumer loans, including past due fees	$20,054	$34,833	$68,037	$114,543
Other	323	240	731	829
Total interest income	20,377	35,073	68,768	115,372
Interest expense	(7,406)	(10,282)	(25,582)	(33,262)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	12,971	24,791	43,186	82,110
Fees and related income on earning assets	3,703	14,755	68,001	82,277
Losses upon charge off of loans and fees receivable recorded at fair value	(8,790)	(28,019)	(81,693)	(117,209)
Provision for losses on loans and fees receivable recorded at net realizable value	(5,373)	(96)	(13,828)	325
Net interest income, fees and related income on earning assets	2,511	11,431	15,666	47,503
Other operating income:
Servicing income	1,002	767	3,234	2,593
Ancillary and interchange revenues	570	1,429	2,021	4,670
Gain on repurchase of convertible senior notes	-	138	-	607
Gain on buy-out of equity-method investee members	-	-	-	619
Equity in income of equity-method investees	356	6,630	9,912	28,757
Total other operating income	1,928	8,964	15,167	37,246
Other operating expense:
Salaries and benefits	2,523	4,520	12,990	16,545
Card and loan servicing	10,428	11,043	31,618	36,018
Marketing and solicitation	223	1,181	1,669	2,386
Depreciation	1,518	504	2,294	4,232
Other	5,557	7,231	18,755	20,450
Total other operating expense	20,249	24,479	67,326	79,631
(Loss on) income from continuing operations before income taxes	(15,810)	(4,084)	(36,493)	5,118
Income tax benefit (expense)	3,936	(619)	10,391	(1,743)
(Loss on) income from continuing operations	(11,874)	(4,703)	(26,102)	3,375
Discontinued operations:
Income from discontinued operations before income taxes	50,151	6,167	61,301	132,700
Income tax expense	(5,353)	(42)	(12,737)	(4,142)
Income from discontinued operations	44,798	6,125	48,564	128,558
Net income	32,924	1,422	22,462	131,933
Net loss (income) attributable to noncontrolling interests (including $1,131 of income associated with noncontrolling interests in discontinued operations during the nine months ended September 30, 2011)	287	277	572	(1,013)
Net income attributable to controlling interests	$33,211	$1,699	$23,034	$130,920
(Loss on) income from continuing operations attributable to controlling interests per common share—basic	$(0.60)	$(0.19)	$(1.21)	$0.13
(Loss on) income from continuing operations attributable to controlling interests per common share—diluted	$(0.60)	$(0.19)	$(1.21)	$0.13
Income from discontinued operations attributable to controlling interests per common share—basic	$2.32	$0.27	$2.30	$4.72
Income from discontinued operations attributable to controlling interests per common share—diluted	$2.32	$0.27	$2.30	$4.70
Net income attributable to controlling interests per common share—basic	$1.72	$0.08	$1.09	$4.85
Net income attributable to controlling interests per common share—diluted	$1.72	$0.08	$1.09	$4.83

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$32,924	$1,422	$22,462	$131,933
Other comprehensive income:
Foreign currency translation adjustment	867	(314)	1,212	2,079
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	(19)	-	(19)	2,301
Income tax (expense) benefit related to other comprehensive income	(48)	91	(31)	45
Comprehensive income	33,724	1,199	23,624	136,358
Comprehensive loss (income) attributable to noncontrolling interests	287	277	572	(1,013)
Comprehensive income attributable to controlling interests	$34,011	$1,476	$24,196	$135,345

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2012 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	31,997,581	$-	$294,246	$(187,615)	$(2,257)	$(28,257)	$211	$76,328
Use of treasury stock for stock-based compensation plans	(118,277)	-	(944)	5,169	-	(4,225)	-	-
Compensatory stock issuances	109,777	-	-	-	-	-	-	-
Amortization of deferred stock-based compensation costs	-	-	235	-	-	-	-	235
Purchase of treasury stock	-	-	-	(196)	-	-	-	(196)
Redemption and retirement of shares	(16,569,902)	-	(82,500)	182,642	-	(182,642)	-	(82,500)
Net income	-	-	-	-	-	23,034	(572)	22,462
Foreign currency translation adjustment, net of tax	-	-	-	-	1,162	-	-	1,162
Balance at September 30, 2012	15,419,179	$-	$211,037	$-	$(1,095)	$(192,090)	$(361)	$17,491

See accompanying notes.

CompuCredit Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$22,462	$131,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,193	5,698
Losses upon charge off of loans and fees receivable recorded at fair value	81,693	117,209
Provision for losses on loans and fees receivable	16,402	17,550
Accretion of discount on convertible senior notes	2,287	5,112
Stock-based compensation expense	235	2,337
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(57,754)	(83,657)
Other-than-temporary declines in investments in non-marketable debt securities	-	5,330
Unrealized loss on securities	287	358
Gain on repurchase of convertible senior notes	-	(607)
Income from equity-method investments	(9,912)	(28,757)
Gain on buy-out of equity-method investee members	-	(619)
Net gain on sale of subsidiary operations	(49,579)	(101,359)
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease (increase) in uncollected fees on earning assets	15,905	(9,862)
Decrease in JRAS auto loans receivable	3,481	10,702
Decrease in deferred costs	409	-
Increase in income tax liability	2,294	39
Decrease in prepaid expenses	606	8,058
(Decrease) increase in accounts payable and accrued expenses	(5,087)	14,017
Other	707	(278)
Net cash provided by operating activities	26,629	93,204
Investing activities
Decrease in restricted cash	9,602	12,349
Investment in equity-method investees	(1,354)	(34,336)
Proceeds from equity-method investees	20,310	17,553
Investments in earning assets	(190,141)	(562,253)
Proceeds from earning assets	230,177	763,819
Investments in subsidiaries	(3,514)	-
Net cash associated with newly acquired consolidated subsidiaries	-	1,025
Proceeds from sale of subsidiary operations	99,029	147,449
Purchases and development of property, net of disposals	(1,909)	(1,390)
Net cash provided by investing activities	162,200	344,216
Financing activities
Noncontrolling interests contributions, net	-	600
Purchase of outstanding stock subject to tender offer	(82,500)	(105,000)
Purchase of treasury stock	(196)	(1,714)
Purchases of noncontrolling interests	-	(4,067)
Proceeds from borrowings	18,578	9,697
Repayment of borrowings	(221,914)	(306,127)
Net cash used in financing activities	(286,032)	(406,611)
Effect of exchange rate changes on cash	215	986
Net (decrease) increase in unrestricted cash	(96,988)	31,795
Unrestricted cash and cash equivalents at beginning of period	144,913	85,350
Unrestricted cash and cash equivalents at end of period	$47,925	$117,145
Supplemental cash flow information
Unrestricted cash included in assets held for sale	$-	$11,149
Cash paid for interest	$25,596	$29,894
Net cash income tax payments	$52	$5,891
Supplemental non-cash information
Notes payable associated with capital leases	$218	$-

See accompanying notes.

 CompuCredit Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012

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

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and yields earned on credit card receivables significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheets; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, significantly affect two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as the provision for losses on loans and fees receivable within our consolidated statements of operations. Operating results for the three and nine months ended September 30, 2012 are not indicative of what our results will be for the year ending December 31, 2012.

In August 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit Cards and Other Investments segment. As necessitated by this sale transaction, we have reclassified certain amounts in our prior period consolidated financial statements to conform to our current period discontinued operations presentation.

We also have eliminated all significant intercompany balances and transactions for financial reporting purposes.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we use to prepare our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value (1) associated with (a) U.K. credit card and U.S. private label merchant and other credit products currently being marketed within our Credit Cards and Other Investments segment and (b) our Auto Finance segment’s CAR and JRAS operations (all the aforementioned being labeled in loans and fees receivable, net), and (2) associated with our former ACC auto finance business, which is separately labeled as pledged as collateral for a non-recourse asset-backed structured financing facility.  Our loans and fees receivable generally are unsecured; however, our auto finance loans are secured by the underlying automobiles in which we hold the vehicle title.

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this report are as follows:

	Balance at December 31, 2011	Additions	Subtractions	Assets Sold	Balance at September 30, 2012
Loans and fees receivable, gross	$119.3	$137.9	$(146.0)	$(18.6)	$92.6
Deferred revenue	(8.0)	(20.0)	19.4	$-	(8.6)
Allowance for uncollectible loans and fees receivable	(14.7)	(16.4)	12.7	$3.6	(14.8)
Loans and fees receivable, net	$96.6	$101.5	$(113.9)	$(15.0)	$69.2

	Balance at December 31, 2010	Additions	Subtractions	Transfer to Assets Held for Sale	Balance at September 30, 2011
Loans and fees receivable, gross	$227.7	$317.5	$(376.2)	$(42.3)	$126.7
Deferred revenue	(20.5)	(33.3)	38.2	5.8	(9.8)
Allowance for uncollectible loans and fees receivable	(37.6)	(7.1)	24.5	4.0	(16.2)
Loans and fees receivable, net	$169.6	$277.1	$(313.5)	$(32.5)	$100.7

As of September 30, 2012 and 2011, the weighted average remaining accretion periods for the $8.6 million and $9.8 million, respectively, of deferred revenue reflected in the above tables were 12.6 and 15.5 months, respectively.

A roll-forward of our allowance for uncollectible loans and fees receivable, net (in millions) by category of loans and fees receivable is as follows:

For the Three Months Ended September 30, 2012	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(10.5)	$(0.2)	$(4.5)	$(1.8)	$(17.0)
Provision for loan losses (includes $0.7 million of provision netted within income from discontinued operations)	(4.1)	(0.5)	(0.3)	(1.2)	(6.1)
Charge offs	3.4	0.3	1.4	0.4	5.5
Recoveries	(0.1)	-	(0.7)	-	(0.8)
Sale of Assets	3.6	-	-	-	3.6
Balance at end of period	$(7.7)	$(0.4)	$(4.1)	$(2.6)	$(14.8)

For the Nine Months Ended September 30, 2012	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(1.1)	$(8.4)	$(1.2)	$(14.7)
Provision for loan losses (includes $2.6 million of provision netted within income from discontinued operations)	(13.0)	(2.3)	1.0	(2.1)	(16.4)
Charge offs	6.4	3.0	6.1	0.7	16.2
Recoveries	(0.7)	-	(2.8)	-	(3.5)
Sale of Assets	3.6	-	-	-	3.6
Balance at end of period	$(7.7)	$(0.4)	$(4.1)	$(2.6)	$(14.8)
Balance at end of period individually evaluated for impairment	$-	$-	$-	$-	$-
Balance at end of period collectively evaluated for impairment	$(7.7)	$(0.4)	$(4.1)	$(2.6)	$(14.8)
Loans and fees receivable:
Loans and fees receivable, gross	$9.9	$1.2	$68.4	$13.1	$92.6
Loans and fees receivable individually evaluated for impairment	$-	$-	$0.1	$-	$0.1
Loans and fees receivable collectively evaluated for impairment	$9.9	$1.2	$68.3	$13.1	$92.5

For the Three Months Ended September 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.8)	$(0.8)	$(15.0)	$(0.4)	$(19.0)
Provision for loan losses (includes $1.1 million of provision netted within income from discontinued operations)	(1.3)	(0.9)	1.2	(0.2)	(1.2)
Charge offs	0.8	0.9	4.1	-	5.8
Recoveries	(0.2)	-	(1.6)	-	(1.8)
Transfer to assets held for sale	-	-	-	-	-
Sale of assets	-	-	-	-	-
Balance at end of period	$(3.5)	$(0.8)	$(11.3)	$(0.6)	$(16.2)

For the Nine Months Ended September 30, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(5.2)	$(28.3)	$(0.1)	$(37.6)
Provision for loan losses (includes $7.4 million of provision netted within income from discontinued operations)	(2.5)	(7.1)	3.0	(0.5)	(7.1)
Charge offs	3.8	7.9	18.6	-	30.3
Recoveries	(0.8)	(0.4)	(5.3)	-	(6.5)
Transfer to assets held for sale	-	4.0	-	-	4.0
Sale of assets	-	-	0.7	-	0.7
Balance at end of period	$(3.5)	$(0.8)	$(11.3)	$(0.6)	$(16.2)
Balance at end of period individually evaluated for impairment	$-	$-	$(0.3)	$-	$(0.3)
Balance at end of period collectively evaluated for impairment	$(3.5)	$(0.8)	$(11.0)	$(0.6)	$(15.9)
Loans and fees receivable:
Loans and fees receivable, gross	$18.6	$2.2	$103.5	$2.4	$126.7
Loans and fees receivable individually evaluated for impairment	$-	$-	$0.6	$-	$0.6
Loans and fees receivable collectively evaluated for impairment	$18.6	$2.2	$102.9	$2.4	$126.1

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	As of
	September 30,	December 31,
	2012	2011
Current loans receivable	$74.3	$100.9
Current fees receivable	1.4	1.9
Delinquent loans and fees receivable	16.9	16.5
Loans and fees receivable, gross	$92.6	$119.3

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

An aging of our delinquent loans and fees receivable, gross (in millions) as of September 30, 2012 and December 31, 2011 is as follows:

As of September 30, 2012	Credit Cards	Micro-Loans	Auto Finance	Other	Total
30-59 days past due	$0.7	$0.1	$5.4	$0.5	$6.7
60-89 days past due	1.0	0.2	2.0	0.3	3.5
Greater than 90 days past due	4.2	0.2	1.6	0.7	6.7
Delinquent loans and fees receivable, gross	5.9	0.5	9.0	1.5	16.9
Current loans and fees receivable, gross	4.0	0.7	59.4	11.6	75.7
Total loans and fees receivable, gross	$9.9	$1.2	$68.4	$13.1	$92.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$-	$0.5	$-	$0.5

As of December 31, 2011	Credit Cards	Micro-Loans	Auto Finance	Other	Total
30-59 days past due	$0.8	$0.7	$6.9	$-	$8.4
60-89 days past due	0.7	0.6	2.5	-	3.8
Greater than 90 days past due	1.5	0.9	1.9	-	4.3
Delinquent loans and fees receivable, gross	3.0	2.2	11.3	-	16.5
Current loans and fees receivable, gross	17.5	0.9	80.2	4.2	102.8
Total loans and fees receivable, gross	$20.5	$3.1	$91.5	$4.2	$119.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$-	$1.3	$-	$1.3

Investments in Previously Charged-Off Receivables

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Unrecovered balance at beginning of period	$59,489	$31,280	$37,110	$29,889
Acquisitions of defaulted accounts	1,258	19,191	47,958	38,675
Cash collections	(9,976)	(20,948)	(62,614)	(60,804)
Cost-recovery method income recognized on defaulted accounts (included as a component of discontinued operations on our consolidated statements of operations)	4,833	10,295	33,150	32,058
Sale of unrecovered balance	(55,604)	-	(55,604)	-
Unrecovered balance at end of period	$-	$39,818	$-	$39,818

In August 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit Cards and Other Investments segment. The sales price included (1) $119.7 million (cash of $106.7 million and a note receivable of $13.0 million) at closing, of which $5.4 million in cash and up to an additional $4.6 million in potential repayments of the note receivable or proceeds from any potential sale of the note receivable will be held in escrow for 12 months following the closing date of the transaction to satisfy certain indemnification provisions, and (2) an additional $10.8 million in cash that we may receive if certain performance targets are met by December 31, 2014. The $10.8 million of additional contingent consideration will be recognized into income upon the achievement of the performance targets. Our basis in the net assets that were included in the sale was $67.0 million resulting in a gain on sale (after related expenses) of $49.6 million, which is reported within our income from discontinued operations category on our consolidated statements of operations.

Investments in Securities

The carrying values (in thousands) of our investments in debt and equity securities (excluding those investments for which we use equity-method accounting) are as follows:

	As of
	September 30, 2012	December 31, 2011
Held to maturity:
Investments in non-marketable debt securities	$70	$93
Available for sale:
Investments in non-marketable equity securities	1,941	2,075
Investments in non-marketable debt securities	4,204	3,884
Trading:
Investments in marketable equity securities	-	151
Total investments in securities	$6,215	$6,203

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

Income Taxes

Computed considering results for only our continuing operations before income taxes, our effective income tax benefit rate was 25.5% and 28.8% for the three and nine months ended September 30, 2012, respectively, versus our negative effective income tax benefit rate of 15.2% for the three months ended September 30, 2011 and our positive effective income tax expense rate of 34.1% for the nine months ended September 30, 2011. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets, (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods, and (3) the effects on our interim financial reporting results of intra-period tax allocations associated with our discontinued operations as required under GAAP.  Computed without regard to the effects of the valuation allowance changes, our effective tax rates would have been a positive 24.8% and a positive 28.5% benefit rate in the three and nine months ended September 30, 2012, respectively, compared to a positive 9.5% benefit rate and a positive 99.1% expense rate, in the three and nine months ended September 30, 2011, respectively.

    We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.5 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2012, respectively, compared to $0.6 million and $1.7 million during the three and nine months ended September 30, 2011, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in the three and nine months ended September 30, 2012 and 2011, respectively.

Fees and Related Income on Earning Assets

    The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months September 30,		For the Nine Months September 30,
	2012	2011	2012	2011
Fees on credit products	$5,316	$2,566	$12,310	$7,332
Changes in fair value of loans and fees receivable recorded at fair value (1)	10,742	46,646	93,613	166,164
Changes in fair value of notes payable associated with structured financings recorded at fair value	(10,469)	(29,538)	(35,859)	(82,507)
Gains on investments in securities	285	(5,418)	49	(5,277)
Loss on sale of JRAS assets	-	-	-	(4,648)
Other	(2,171)	499	(2,112)	1,213
Total fees and related income on earning assets	$3,703	$14,755	$68,001	$82,277

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

Recent Accounting Pronouncements

    In August 2012, the Financial Accounting Standards Board (“FASB”) issued proposed guidance that requires enhanced disclosures for reclassification adjustments out of accumulated other comprehensive income (“AOCI”).  The proposed disclosures would require an entity to break the current period changes in the accumulated balances for each component of other comprehensive income into two categories—amounts reclassified out of AOCI, and everything else.  Additional disclosures would be required displaying significant items reclassified out of each component of AOCI, including (1) the line items impacted for those items being reclassified into earnings and (2) a cross-reference to the financial statement notes where further discussion is contained for those items not reclassified into earnings.  A final rule is expected prior to year end.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after September 30, 2012, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Discontinued Operations

In April, 2011 and October, 2011, respectively, we sold our U.K. Internet micro-loan subsidiaries and our retail micro-loans subsidiaries; additionally, in August 2012 we sold our Investments in Previously Charged-Off receivables segment along with our balance transfer card operations. Accordingly, their results of operations are shown as discontinued operations within our consolidated statements of operations for all periods presented. Key components of discontinued operations on our consolidated statements of operations are as follows:

	For the Three Months September 30,		For the Nine Months September 30,
	2012	2011	2012	2011
Net interest income, fees and related income on earning assets	$5,772	$27,363	$37,137	$103,559
Gain on sale of assets	$49,579	-	$49,579	103,706
Other operating expense	5,200	21,196	25,415	74,565
Income before income taxes	50,151	6,167	61,301	132,700
Income tax expense	(5,353)	(42)	(12,737)	(4,142)
Net income	$44,798	$6,125	$48,564	$128,558
Net income attributable to noncontrolling interests	$-	$-	$-	$1,131

There were no assets held for sale on either our September 30, 2012 or December 31, 2011 consolidated balance sheets.

4.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit Cards and Other Investments and Auto Finance. Due to the 2011 sales of our Retail and U.K.-based Internet micro-loans operations and our August 2012 sale of our Investments in Previously Charged-Off Receivables segment, we have eliminated segment reporting for our former Retail Micro-Loans, Internet Micro-Loans and Investments in Previously Charged-Off Receivables segments.  Additionally, we have renamed our Credit Card segment as the Credit Cards and Other Investments segment to encompass ancillary investments and product offerings that are largely start-up in nature and do not qualify for separate segment reporting.  All prior period data have been reclassified to this new current period presentation.

Summary operating segment information (in thousands) is as follows:

	Credit Cards
	and Other	Auto
Three Months Ended September 30, 2012	Investments	Finance	Total
Net interest income, fees and related income on earning assets	$(1,490)	$4,001	$2,511
Total other operating income	$1,784	$144	$1,928
(Loss) income from continuing operations before income taxes	$(15,660)	$(150)	$(15,810)
Loans and fees receivable, gross	$24,143	$68,372	$92,515
Loans and fees receivable, net	$11,645	$57,522	$69,167
Loans and fees receivable held at fair value	$187,692	$-	$187,692
Total assets	$340,106	$66,506	$406,612

	Credit Cards
	and Other	Auto
Three Months Ended September 30, 2011	Investments	Finance	Total
Net interest income, fees and related income on earning assets	$3,131	$8,300	$11,431
Total other operating income	$8,834	$130	$8,964
(Loss) income from continuing operations before income taxes	$(7,293)	$3,209	$(4,084)
Loans and fees receivable, gross	$23,172	$103,548	$126,720
Loans and fees receivable, net	$18,079	$82,629	$100,708
Loans and fees receivable held at fair value	$310,815	$-	$310,815
Total assets	$618,566	$92,272	$710,838

	Credit Cards
	and Other	Auto
Nine Months Ended September 30, 2012	Investments	Finance	Total
Net interest income, fees and related income on earning assets	$449	$15,217	$15,666
Total other operating income	$14,717	$450	$15,167
(Loss) income from continuing operations before income taxes	$(37,292)	$799	$(36,493)

	Credit Cards
	and Other	Auto
Nine Months Ended September 30, 2011	Investments	Finance	Total
Net interest income, fees and related income on earning assets	$27,631	$19,872	$47,503
Total other operating income	$36,860	$386	$37,246
(Loss) income from continuing operations before income taxes	$2,377	$2,741	$5,118

5.	Shareholders’ Equity

Pursuant to the closing of a tender offer in September 2012, we repurchased 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million.  These shares were retired contemporaneously with the repurchase transaction. Additionally, during the three months ended March 31, 2012, we retired all of our common shares held in treasury, thereby resulting in a $182.6 million charge to retained deficit in that period. Lastly, pursuant to the closing of a tender offer in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million, and those shares were retired. We exclude all retired shares from our outstanding share counts.

Prior to the retirement of common shares held in treasury during the three months ended March 31, 2012, we periodically reissued such shares to satisfy exercised options and vested restricted stock.  We reissued 154,815 of such shares at gross costs of $5.2 million during the three months ended March 31, 2012, and we reissued 10,000 and 732,567 of such shares for the three and nine months ended September 30, 2011, respectively, at gross costs of $0.3 million and $24.5 million, respectively.  Also prior to the retirement of common shares held in treasury during the three months ended March 31, 2012, we effectively repurchased treasury shares by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for payment of required minimum tax withholdings. Such repurchases totaled 36,538 shares during the three months ended March 31, 2012 at gross costs of $0.2 million, and this compares to such repurchases of 3,245 and 206,504 shares for the three and nine months ended September 30, 2011, respectively, at gross costs of $0.008 million and $1.1 million, respectively.

We had 1,672,656 loaned shares outstanding at September 30, 2012, which were originally lent in connection with our December 2005 issuance of convertible senior notes.

6.	Investments in Equity-Method Investees

Our equity-method investments outstanding at September 30, 2012 consist of our interests (aggregating 50%) in a joint venture that was formed in 2004 to purchase a credit card receivables portfolio and our 50.0% interest in a joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. The latter 50%-owned joint venture elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.

In January 2011, we acquired an additional 47.5% interest in a then 47.5%-owned equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that we should consolidate the assets and liabilities of this entity within our consolidated balance sheets. Additionally, we acquired the remaining 5.0% noncontrolling interest in this entity in April 2011 to bring our total ownership to 100%.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	September 30, 2012	December 31, 2011
Loans and fees receivable pledged as collateral under structured financings, at fair value	$58,406	$78,413
Investments in non-marketable debt securities, at fair value	$55,967	$81,639
Total assets	$128,598	$167,898
Notes payable associated with structured financings, at fair value	$35,513	$59,515
Total liabilities	$35,811	$59,909
Members’ capital	$92,787	$107,989

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest income, fees and related income on earning assets	$695	$15,331	$22,066	$59,532
Total other operating income	$(618)	$119	$311	$266
Net (loss) income	$(569)	$14,517	$20,135	$56,142

As noted above, the above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	September 30, 2012	December 31, 2011
Investments in non-marketable debt securities, at fair value	$55,967	$81,639
Total assets	$56,490	$83,210
Total liabilities	$-	$-
Members’ capital	$56,490	$83,210

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest income, fees and related income on earning assets	$2,081	$8,761	$6,638	$53,203
Net income	$2,069	$8,787	$6,593	$53,115

As noted in Note 8, “Convertible Senior Notes and Notes Payable,” notes payable with a fair value of $56.0 million correspond with the $56.0 million investment in non-marketable debt securities, at fair value held by our equity-method investee as noted in the above table.

7.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values and carrying amounts as of September 30, 2012 and December 31, 2011 by fair value hierarchy:

	Quoted Prices in Active	Significant Other	Significant	Carrying Amount of Assets
	Markets for Identical	Observable Inputs	Unobservable	Measured at Fair
Assets – As of September 30, 2012	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Investment securities—trading	$-	$-	$-	$-
Loans and fees receivable, at fair value	$-	$-	$19,285	$19,285
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$168,407	$168,407

				Carrying Amount
	Quoted Prices in Active	Significant Other	Significant	of Assets
	Markets for Identical	Observable Inputs	Unobservable	Measured at Fair
Assets – As of December 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Investment securities—trading	$151	$-	$-	$151
Loans and fees receivable, at fair value	$-	$-	$28,226	$28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$238,763	$238,763

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” Total realized net losses on our investment securities—trading were $0.6 million for both three and nine months ended September 30, 2012, compared to $0.0 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, which represent liquidating portfolios closed to any possible re-pricing, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For our Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine-month periods ended September 30, 2012 and 2011:

		Receivable Pledged as
		Collateral under
	Loans and Fees	Structured
	Receivable, at	Financings, at Fair
	Fair Value	Value	Total
Balance at January 1, 2011	$12,437	$373,155	$385,592
Transfers in due to consolidation of equity-method investees	-	14,587	14,587
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	154,811	154,811
Net revaluations of loans and fees receivable, at fair value	11,353	-	11,353
Settlements, net	(18,095)	(238,378)	(256,473)
Impact of foreign currency translation	-	945	945
Net transfers between categories	29,305	(29,305)	-
Net transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2011	$35,000	$275,815	$310,815
Balance at January 1, 2012	$28,226	$238,763	$266,989
Transfers in due to consolidation of equity-method investees	-	-	-
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	83,041	83,041
Net revaluations of loans and fees receivable, at fair value	10,572	-	10,572
Settlements, net	(19,513)	(156,730)	(176,243)
Impact of foreign currency translation	-	3,333	3,333
Net transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2012	$19,285	$168,407	$187,692

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

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended September 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2012			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)(1)

Loans and fees receivable, at fair value	$19,285	Discounted cash flows	Gross yield	21.5%
			Principal payment rate	3.0%
			Expected credit loss rate	12.5%
			Servicing rate	7.5%
			Discount rate	16.0%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$168,407	Discounted cash flows	Gross yield	11.2% to 24.8% (17.9%)
			Principal payment rate	1.6% to 5.2% (2.3%)
			Expected credit loss rate	11.0% to 23.4% (18.9%)
			Servicing rate	5.1% to 10.7% (5.9%)
			Discount rate	16.0% to 16.2% (16.0%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. For our liabilities measured at fair value, the table below summarizes (in thousands) fair values and carrying amounts as of September 30, 2012 and December 31, 2011 by fair value hierarchy:

	Quoted Prices in			Carrying Amount
	Active Markets for	Significant Other	Significant	of Liabilities
	Identical Assets	Observable Inputs	Unobservable Inputs	Measured at Fair
Liabilities	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities not measured at fair value on a recurring basis
5.875% Convertible Senior Notes as of September 30, 2012	$-	$55,089	$-	$94,744
Liabilities measured at fair value on a recurring basis
Interest rate swap underlying CAR facility as of September 30, 2012	$-	$198	$-	$198
Economic sharing arrangement liability as of September 30, 2012	$-	$-	$996	$996
Notes payable associated with structured financings, at fair value as of September 30, 2012	$-	$-	$167,521	$167,521
Notes payable associated with structured financings, at fair value as of December 31, 2011	$-	$-	$241,755	$241,755

Gains and losses associated with fair value changes for the above liabilities are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  For our 5.875% Convertible Senior Notes, we assess fair value based upon the most recent trade data available from a third-party provider.  For our interest rate swap, into which we entered in March 2012, we assess fair value based on quotes for an identically termed swap arrangement at the end of each measurement period from a third-party provider.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0% for $20.0 million of the underlying CAR facility.  Additionally, through an agreement with our now-divested Investments in Previously Charged-Off Receivables segment, we are obligated to remit net cash flows associated with certain balance transfer card receivables that we retained subsequent to sale of the entity.  We assess fair value of this obligation based on the present value of future cash flows using a valuation model of expected cash flows related to these specific receivables. For our notes payable associated with our structured financings of liquidating portfolios of credit card receivables, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.  We do not include the fair value of our Auto Finance segment debt as it is not practicable to do so.  We are limited in our ability to estimate the fair value for these financial instruments due to the unique nature of their underlying collateral receivables and the lack of a comparable peer group.

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three-month periods ended September 30, 2012 and 2011:

	Notes Payable Associated with
	Structured Financings, at Fair Value
	2012	2011
Beginning balance, January 1	$241,755	$370,544
Transfers in due to consolidation of equity-method investees	-	15,537
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	35,859	82,507
Repayments on outstanding notes payable, net	(113,144)	(192,049)
Impact of foreign currency translation	3,051	1,254
Net transfers in and/or out of Level 3	-	-
Ending balance, September 30	$167,521	$277,793

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

For Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended September 30, 2012:

Quantitative information about Level 3 Fair Value Measurements
Fair Value at
	September 30, 2012			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)
Notes payable associated with structured financings, at fair value	$167,521	Discounted cash flows	Gross yield	11.2% to 24.8% (17.9%)
			Principal payment rate	1.6% to 5.2% (2.3%)
			Expected credit loss rate	11.0% to 23.4% (18.9%)
			Discount rate	6.2% to 16.4% (15.8%)

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2012 and December 31, 2011 concerning our assets and liabilities measured at fair value are as follows:

		Loans and Fees
		Receivable Pledged as
	Loans and Fees	Collateral under
	Receivable at	Structured Financings
As of September 30, 2012	Fair Value	at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$23,884	$221,954
Aggregate fair value of loans and fees receivable that are reported at fair value	$19,285	$168,407
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$44	$1,489
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$1,263	$9,603

		Loans and Fees
		Receivable Pledged as
	Loans and Fees	Collateral under
	Receivable at	Structured Financings
As of December 31, 2011	Fair Value	at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$37,272	$367,227
Aggregate fair value of loans and fees receivable that are reported at fair value	$28,226	$238,763
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$66	$1,041
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$3,004	$28,359

	Notes Payable	Notes Payable
	Associated with	Associated with
	Structured Financings,	Structured Financings,
	at Fair Value as of	at Fair Value as of
Notes Payable	September 30, 2012	December 31, 2011
Aggregate unpaid principal balance of notes payable	$310,205	$420,936
Aggregate fair value of notes payable	$167,521	$241,755

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

	As of
	September 30, 2012	December 31, 2011
Face amount of 3.625% convertible senior notes due 2025	$450	$83,943
Face amount of 5.875% convertible senior notes due 2035	139,467	139,467
Discount	(44,723)	(47,010)
Net carrying value	$95,194	$176,400
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$-	$-

We are amortizing the discount to the face amount of the notes into interest expense over the expected life of the notes (which ended May 2012 for our 3.625% convertible senior notes).  Amortization for the three and nine months ended September 30, 2012 totaled $0.2 million and $2.3 million, respectively, compared to $1.5 million and $5.1 million for the three and nine months ended September 30, 2011, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $2.0 million and $7.4 million for the three and nine months ended September 30, 2012, respectively, compared to $3.1 million and $9.6 million for the three and nine months ended September 30, 2011, respectively.  We will amortize the discount remaining at September 30, 2012 into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035).  The weighted average effective interest rate for the 3.625% and 5.875% notes is 9.2% for all periods presented.

In open market transactions during the three and nine months ended September 30, 2011, we repurchased $6.0 million and $39.6 million in face amount of our 3.625% notes for $5.7 million and $37.0 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively, thereby resulting in the recognition of an aggregate gain during the three and nine months ended September 30, 2011 of $0.1 million and $0.6 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases).  We did not repurchase in the open market any of our convertible senior notes during the three or nine months ended September 30, 2012.

Notes Payable Associated with Structured Financings, at Fair Value

As of September 30, 2012, (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) along with comparable December 31, 2011 carrying amounts as follows:

	Carrying Amounts at Fair Value as of
	September 30, 2012	December 31, 2011
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (expiring June 2013), outstanding face amount of $217.7 million bearing interest at a weighted average 3.3% interest rate, which is secured by credit card receivables and restricted cash aggregating $110.4 million in carrying amount	$110.4	$154.1
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $91.2 million bearing interest at a weighted average 4.9% interest rate, which is secured by credit card receivables and restricted cash aggregating $59.8 million in carrying amount	56.0	81.6
Amortizing term structured financing facility (expiring January 2015) issued out of a trust underlying a portfolio acquisition by one of our former equity investees, the controlling interests in which we acquired in February 2011, such facility having an outstanding face amount of $1.2 million, bearing interest at a weighted average 2.0% interest rate and being secured by credit card receivables and restricted cash aggregating $5.6 million in carrying amount and the repayment of which occurred in November 2012	1.1	6.1
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$167.5	$241.8

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $167.5 million in fair value of structured financing notes in the above table is $175.8 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $8.3 million.

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

Notes Payable Associated with Structured Financings, at Face Value

The principal amount of the structured financing notes outstanding and the carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

	As of
	September 30, 2012	December 31, 2011
Amortizing debt facility (expiring November 6, 2016) at a minimum fixed rate of 15% at September 30, 2012 that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $12.6 million (1)	$7.2	$20.4
Amortizing debt facility, the repayment of which occurred during the three months ended September 2012 (2)	-	2.6
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15%, that are secured by certain equipment	0.2	-
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, the repayment of which occurred during the three months ended June 30, 2012	-	0.2
Total asset-backed structured financing notes outstanding	$7.4	$23.2

(1)
The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce outstanding debt balances. In addition, 37.5% of any cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. Based on current estimates of this additional compensation, we currently are accruing interest expense on this loan at a 25.8% effective interest rate, and our liability for such accrued interest grew from $1.5 million as of December 31, 2011 to $3.7 million as of September 30, 2012. This liability is included as a component of the debt facility balance listed above.

(2)
In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a September 30, 2012 carrying amount of $0.8 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a then $9.4 million non-recourse loan to us, and we contracted with JRAS to service those receivables on our behalf.  This non-recourse loan was repaid in August of 2012 and the remaining receivables are now serviced by our CAR subsidiary.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment lending arrangements) generally provide for a priority distribution of cash flows to us (or alternative loan servicers) to service any underlying pledged receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us, other than the additional compensation referred to in footnote (1) to the above table. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that represent any risks of acceleration or bullet repayment of the facilities prior to the facility expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $7.4 million of structured financing notes in the above table at September 30, 2012 was $12.6 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements was $5.2 million on that date.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

In October 2011, we entered a facility with $40.0 million in available financing that can be drawn to the extent of CAR outstanding eligible principal receivables; $20.0 million was drawn on this facility as of September 30, 2012. This facility is secured by the financial and operating assets of our CAR subsidiaries (such assets having a carrying value of $50.1 million at September 30, 2012), accrues interest at an annual rate equal to LIBOR plus 4.0%, matures October 4, 2014, and is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In March 2012, we entered into an interest rate swap related to $20.0 million of the $20.0 million amount drawn on the CAR facility.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0%.  We include the fair value of the interest rate swap and changes in its fair value in our consolidated balance sheets and statements of operations, respectively.  See Note 7, “Fair Values of Assets and Liabilities,” for more information regarding this interest rate swap.

Additionally, we entered a facility with $200,000 in available financing that can be drawn to the extent of outstanding eligible principal receivables (of which $184,000 was drawn as of September 30, 2012) associated with one of our subsidiary’s private label merchant credit products.  This facility was expanded to allow for $2,000,000 in total financing in October of 2012, and it accrues interest at an annual rate equal to the lender’s cost of funds plus 6.0% and matures October 10, 2013.

9.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £489,000 ($791,000) at September 30, 2012 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which our Credit Cards and Other Investments segment did with respect to substantially all of its outstanding cardholder accounts.  At September 30, 2012, our remaining available lines of credit related solely to credit cards issued under programs in the U.K.

CompuCredit Corporation’s third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, and notwithstanding the closure of all credit card accounts the receivables of which CompuCredit Corporation previously purchased, these institutions hold a remaining $0.2 million of pledged collateral as of September 30, 2012.  In addition, in connection with our U.K. Portfolio acquisition, CompuCredit Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of September 30, 2012). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. CompuCredit Corporation also guarantees certain performance obligations of its servicer subsidiary to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to CompuCredit Corporation as a system of record provider under an agreement that extends through May 2015. Were CompuCredit Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($12.0 million as of September 30, 2012).

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these is described below.

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

10.	Net Income Attributable to Controlling Interests Per Common Share

We compute net income or (loss) attributable to controlling interests per common share by dividing income or (loss) attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our income or losses.  In performing our net income or (loss) attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computation of net income (loss) per common share (in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
(Loss on) income from continuing operations attributable to controlling interests	$(11,587)	$(4,426)	$(25,530)	$3,491
Income from discontinued operations attributable to controlling interests	$44,798	$6,125	$48,564	$127,429
Net income attributable to controlling interests	$33,211	$1,699	$23,034	$130,920
Denominator:
Basic (including unvested share-based payment awards) (1)	19,306	22,497	21,092	26,987
Effect of dilutive stock compensation arrangements (2)	20	63	52	115
Diluted (including unvested share-based payment awards) (1)	19,326	22,560	21,144	27,102
(Loss on) income from continuing operations attributable to controlling interests per common share—basic	$(0.60)	$(0.19)	$(1.21)	$0.13
(Loss on) income from continuing operations attributable to controlling interests per common share—diluted	$(0.60)	$(0.19)	$(1.21)	$0.13

Income from discontinued operations attributable to controlling interests per common share—basic	$2.32	$0.27	$2.30	$4.72
Income from discontinued operations attributable to controlling interests per common share—diluted	$2.32	$0.27	$2.30	$4.70
Net income attributable to controlling interests per common share—basic	$1.72	$0.08	$1.09	$4.85
Net income attributable to controlling interests per common share—diluted	$1.72	$0.08	$1.09	$4.83

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are as follows:  76,500 and 81,883 shares for the three and nine months ended September 30, 2012, respectively, compared to 88,370 and 231,857 shares for the three and nine months ended September 30, 2011, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net income (loss) per share computations for the three and nine months ended September 30, 2012 and 2011.

For the three and nine months ended September 30, 2012 and 2011, there were no shares potentially issuable and thus includible in the diluted net income (loss) attributable to controlling interests per common share calculations under our 3.625% convertible senior notes and 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the 3.625% convertible senior notes and 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the 3.625% convertible senior notes and 5.875% convertible senior notes is 22,246 and 5.7 million shares, respectively, which could be included in diluted share counts in net (loss) income per common share calculations.  See Note 8, “Convertible Senior Notes and Notes Payable,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,043,518 shares remained available for grant under this plan as of September 30, 2012.  Exercises and vestings under our stock-based employee compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three and nine months ended September 30, 2012 and 2011.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three and nine months ended September 30, 2012, we expensed stock option-related compensation costs of $0, compared to $0 and $0.5 million for the three and nine months ended September 30, 2011. We recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Nine Months Ended September 30, 2012
		Weighted-	Weighted-	Aggregate
	Number of	Average	Average of Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2011	570,000	$39.24
Issued/Cancelled/Forfeited	(70,000)	-
Outstanding at September 30, 2012	500,000	$40.99	0.6	$-
Exercisable at September 30, 2012	500,000	$40.99	0.6	$-

	For the Nine Months Ended September 30, 2011
		Weighted-	Weighted-	Aggregate
	Number of	Average	Average of Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2010	570,000	$39.24
Issued/Cancelled/Forfeited	-	-
Outstanding at September 30, 2011	570,000	$39.24	1.7	$-
Exercisable at September 30, 2011	570,000	$39.24	1.7	$-

As of September 30, 2012, we had no unamortized deferred compensation costs associated with non-vested stock options. There were no stock option exercises during the three and nine months ended September 30, 2012 and 2011, and no options were granted in the three and nine months ended September 30, 2012 and 2011.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2012 and 2011, we granted 60,000 and 44,000 shares of aggregate restricted stock with aggregate grant date fair values of $0.2 million and $0.3 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted stock generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of September 30, 2012, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.1 million with a weighted-average remaining amortization period of 10 months.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  Actual results could differ materially, however, because of a number of factors, including the factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this report.  For more information, see "Forward-Looking Information" below.

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

Currently, within our Credit Cards and Other Investments segment, we are collecting on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those generated through our credit card products in the U.K.  Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. Beyond these activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit. Lastly, through our Credit Cards and Other Investments segment we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure.

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

In August 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit Cards and Other Investments segment. The sales price included (1) $119.7 million (cash of $106.7 million and a note receivable of $13.0 million) at closing, of which $5.4 million in cash and up to an additional $4.6 million in potential repayments of the note receivable or proceeds from any potential sale of the note receivable will be held in escrow for 12 months following the closing date of the transaction to satisfy certain indemnification provisions, and (2) an additional $10.8 million in cash that we may receive if certain performance targets are met by December 31, 2014. The $10.8 million of additional contingent consideration will be recognized into income upon the achievement of the performance targets.  Our basis in the net assets that were included in the sale was $67.0 million resulting in a gain on sale (after related expenses) of $49.6 million, which is reported within our income from discontinued operations category on our consolidated statements of operations.

We also completed transactions to dispose of our Retail Micro-Loans segment and our U.K. Internet micro-loan operations during 2011 as discussed further below.  In accordance with applicable accounting requirements, we have classified the results of all our sold operations as discontinued operations within our consolidated statements of operations for all periods presented.

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

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities, including:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock; and (4) servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure. Absent the availability of investment alternatives (in other portfolios, other non-financial assets or businesses, or our own debt) at prices necessary to provide attractive returns for our shareholders, we will continue to look to maximize shareholder value through the distribution of excess cash to shareholders such as occurred pursuant to the closing of our tender offer in September 2012, whereby we repurchased 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million or through dividends to shareholders.

Consolidated Results of Operations

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2012	2011	from 2011 to 2012
Total interest income	$20,377	$35,073	$(14,696)
Interest expense	(7,406)	(10,282)	2,876
Fees and related income on earning assets:
Fees on credit products	5,316	2,566	2,750
Changes in fair value of loans and fees receivable recorded at fair value	10,742	46,646	(35,904)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(10,469)	(29,538)	19,069
Gains (losses) on investments in securities	285	(5,418)	5,703
Loss on sale of JRAS assets	-	-	-
Other	(2,171)	499	(2,670)
Other operating income:
Servicing income	1,002	767	235
Ancillary and interchange revenues	570	1,429	(859)
Gain on repurchase of convertible senior notes	-	138	(138)
Gain on buy-out of equity-method investee members	-	-	-
Equity in income equity-method investees	356	6,630	(6,274)
Total	$18,602	$48,510	(29,908)
Losses upon charge off of loans and fees receivable recorded at fair value	8,790	28,019	19,229
Provision for losses on loans and fees receivable recorded at net realizable value	5,373	96	(5,277)
Operating expenses:
Salaries and benefits	2,523	4,520	1,997
Card and loan servicing	10,428	11,043	615
Marketing and solicitation	223	1,181	958
Depreciation	1,518	504	(1,014)
Other	5,557	7,231	1,674
Net income	32,924	1,422	31,502
Net loss attributable to noncontrolling interests	287	277	10
Net income attributable to controlling interests	33,211	1,699	31,512

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2012	2011	from 2011 to 2012
Total interest income	$68,768	$115,372	$(46,604)
Interest expense	(25,582)	(33,262)	7,680
Fees and related income on earning assets:
Fees on credit products	12,310	7,332	4,978
Changes in fair value of loans and fees receivable recorded at fair value	93,613	166,164	(72,551)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(35,859)	(82,507)	46,648
Gains (losses) on investments in securities	49	(5,277)	5,326
Loss on sale of JRAS assets	-	(4,648)	4,648
Other	(2,112)	1,213	(3,325)
Other operating income:
Servicing income	3,234	2,593	641
Ancillary and interchange revenues	2,021	4,670	(2,649)
Gain on repurchase of convertible senior notes	-	607	(607)
Gain on buy-out of equity-method investee members	-	619	(619)
Equity in income equity-method investees	9,912	28,757	(18,845)
Total	$126,354	$201,633	(75,279)
Losses upon charge off of loans and fees receivable recorded at fair value	81,693	117,209	35,516
Provision for losses on loans and fees receivable recorded at net realizable value	13,828	(325)	(14,153)
Operating expenses:
Salaries and benefits	12,990	16,545	3,555
Card and loan servicing	31,618	36,018	4,400
Marketing and solicitation	1,669	2,386	717
Depreciation	2,294	4,232	1,938
Other	18,755	20,450	1,695
Net income	22,462	131,933	(109,471)
Net loss (income) attributable to noncontrolling interests	572	(1,013)	1,585
Net income attributable to controlling interests	23,034	130,920	(107,886)

Three and Nine Months Ended September 30, 2012, Compared to Three and Nine Months Ended September 30, 2011

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our credit card, private label merchant credit, and auto finance receivables.  The decline period over period is due to continued net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline in subsequent quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

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

Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•	slight 2012 increases in fees earned on our credit products, principally due to billings on test accounts in the U.K. offset by continued credit card receivables liquidations;

•
“Other” category losses arising in 2012 due to operating losses incurred by a small coal mining operation we were required to consolidate in the fourth quarter of 2011 based on workout efforts we have undertaken related to a loan we made to the mining operation;

•	our recognition of a $4.6 million loss in the three months ended March 31, 2011 corresponding to our sale of certain assets associated with our JRAS operations; and

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

We do not expect significant ongoing losses with respect to the coal mining operation mentioned above; the carrying amount of the operation’s net assets is negligible, and we are exploring alternatives to reduce the scope of its future operations and losses.

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

Servicing income.  Our reported servicing income is comprised of servicing compensation paid to us by third parties associated with our servicing of their loans and fees receivable. Positively impacting 2012 is income from transitional services that we provided to the buyer of our Retail Micro-Loans segment, such services having substantially ended, and that we currently are providing to the buyer of our Investment in Previously Charged-Off Receivables and balance transfer card operations since our disposition of these operations in August 2012. Absent these revenues, servicing income would have declined commensurate with liquidations in the portfolios of loans and fees receivables that we service for third parties.

Currently, servicing income is not a significant income source for us, and unless we grow the number of contractual servicing relationships we have with other third parties, we will not experience sustained levels of growth and income within this category. Subsequent to the end of the quarter, however, we received an additional $10.0 million as compensation for excess servicing costs one of our subsidiaries incurred with respect to its underlying credit card portfolio. We will report this $10.0 million payment within our fourth quarter 2012 servicing income.

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

Gain on repurchase of convertible senior notes. In open market transactions during the three and nine months ended September 30, 2011, we repurchased $6.0 million and $39.6 million in face amount of our 3.625% notes for $5.7 million and $37.0 million (inclusive of transaction costs and accrued interest through the date of our repurchase of the notes), respectively, thereby resulting in the recognition of an aggregate gain during the three and nine months ended September 30, 2011 of $0.1 million and $0.6 million (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchases), respectively.  No such repurchases were made in the three and nine months ended September 30, 2012.

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

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs of the face amount credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in and we expect future trending declines in these charge offs as we continue to liquidate our credit card receivables. The effects of this general trending decline were muted for the nine months ended September 30, 2012, however, given our sale of a large volume of late-stage delinquent accounts and related receivables (which we treated as having been charged off contemporaneous with their sale) out of our U.K. credit card receivables portfolio during the first quarter of 2012. For this reason, our rate of decline in this category in the future will be more similar to the rate of decline experienced in the three months ended September 30, 2012 when compared to the same period in 2011 than to the rate of decline experienced in the three months ended June 30, 2012 when compared to the same period in 2011.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have recently experienced trending declines in our provisions for losses on loans and fees receivable recorded at net realizable value associated with contractions in our auto finance loans and fees receivable combined with some modest effects of an improved economy in recent quarters. However, we experienced a year over year increase in this category between 2011 and 2012 due to the effects of (1) disproportionately greater reductions in our allowance for uncollectible loans and fees receivables recorded in the three and nine months ended September 30, 2011 associated with significant performance improvements experienced at that time, and (2) elevated losses incurred on new credit product testing in the nine months ended September 30, 2012. Given our continued gradual net liquidation of our auto finance receivables, which is expected to outpace growth in receivables associated with other receivables associated with new products we are testing (e.g., private label merchant credit products) for the next several quarters, we do not expect any significant deviations in our credit risks, delinquencies and loss rates in 2012 versus 2011.

Total other operating expense. Total other operating expense decreased for the three and nine months ended September 30, 2012 relative to the three and nine months ended September 30, 2011, reflecting the following:

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•	lower card and loan servicing expenses reflecting the effects of continuing credit card and auto finance receivables portfolio liquidations;

•
decreases in depreciation for the nine months ended September 30, 2012 reflecting a diminished level of capital investments by us, offset by higher depreciation expense in the three months ended September 30, 2012 due to the impairment of certain fixed assets held by a small coal mining operation we are required to consolidate based on workout efforts we have undertaken related to a loan we made to the mining operation; and

•	decreases in marketing and solicitation and other expense levels consistent with the aforementioned receivables portfolio liquidations and our cost-cutting efforts.

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

Notwithstanding our cost-cutting efforts and focus, while it is relatively easy for us to scale back our variable expenses, it is much more difficult (to which we alluded above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards and Other Investments segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit Cards and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs or expanding revenue-earning activities to levels commensurate with such costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance subsidiary and those credit card portfolios that have repaid their underlying structured financing facilities, we may experience continuing pressure on our liquidity position and our ability to be profitable.

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

Income taxes. Computed considering results for only our continuing operations before income taxes, our effective income tax benefit rate was 25.5% and 28.8% for the three and nine months ended September 30, 2012, respectively, versus our negative effective income tax benefit rate of 15.2% for the three months ended September 30, 2011 and our positive effective income tax expense rate of 34.1% for the nine months ended September 30, 2011. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets, (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods, and (3) the effects on our interim financial reporting results of intra-period tax allocations associated with our discontinued operations as required under GAAP.  Computed without regard to the effects of the valuation allowance changes, our effective tax rates would have been a positive 24.8% and a positive 28.5% benefit rate in the three and nine months ended September 30, 2012, respectively, compared to a positive 9.5% benefit rate and a positive 99.1% expense rate, in the three and nine months ended September 30, 2011, respectively.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.5 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2012, respectively, compared to $0.6 million and $1.7 million during the three and nine months ended September 30, 2011, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in the three and nine months ended September 30, 2012 and 2011, respectively.

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

 The following table presents the delinquency trends of the receivables we manage within our Credit Cards and Other Investments segment, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2012			2011				2010
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$326,557	$356,897	$401,394	$480,355	$540,023	$613,747	$698,226	$776,770
Period-end managed accounts	281	309	340	390	431	481	543	603
Percent 30 or more days past due	11.0%	9.9%	10.4%	13.0%	12.6%	11.9%	12.5%	15.2%
Percent 60 or more days past due	8.1%	6.9%	7.9%	9.7%	8.9%	8.7%	9.5%	11.6%
Percent 90 or more days past due	5.8%	4.6%	5.9%	6.9%	6.2%	6.2%	7.0%	8.7%

Average managed receivables	$340,628	$378,227	$438,601	$511,834	$580,212	$659,686	$754,300	$845,084
Combined gross charge-off ratio	15.3%	20.7%	53.9%	19.3%	20.9%	24.2%	29.7%	36.4%
Net charge-off ratio	13.1%	16.8%	47.4%	15.2%	16.7%	19.8%	24.1%	28.9%
Adjusted charge-off ratio	11.4%	15.1%	30.6%	12.2%	13.9%	16.7%	22.9%	28.6%
Total yield ratio	23.5%	24.2%	22.9%	23.2%	19.2%	21.8%	22.0%	24.9%
Gross yield ratio	19.2%	19.9%	18.9%	18.6%	19.3%	18.9%	18.6%	18.8%
Net interest margin	13.5%	13.3%	10.4%	12.6%	13.4%	12.8%	11.9%	11.9%
Other income ratio	3.9%	3.5%	2.7%	3.7%	-1.0%	2.1%	2.2%	3.3%
Operating ratio	18.5%	18.2%	15.3%	12.1%	12.3%	12.5%	11.0%	10.1%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given the closure of substantially all credit card accounts underlying the portfolios. Moreover, with the exception of some limited product testing in the U.K., we have curtailed our credit card marketing efforts in light of (1) dislocation in the liquidity markets and uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and (2) an unfavorable credit card account origination regulatory climate in our primary U.S. market. We do not anticipate meaningful account or receivables additions in the near term to offset the receivables balance contractions noted above.

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

Given that our accounts primarily consist of closed credit card accounts with no significant account actions taken in the past several quarters, one would logically expect to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our 2012 and late 2011 delinquency statistics relative to corresponding dates in prior years and is consistent with our expectations for the next few quarters. We do note, however, that we participated in a unique transaction opportunity during the first quarter of 2012, whereby we sold for a total of $10.4 million, a price that we viewed as attractive, $44.0 million in face value of our U.K. portfolio credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold.  These receivables had a GAAP carrying value of $9.8 million on the sale date, thereby rendering an insignificant gain upon their sale.  This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our March 31, 2012 managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of March 31, 2012 and June 30, 2012.  Given this acceleration we expected to see a slight increase in our delinquency rates as the impact of this isolated transaction diminishes.  We experienced this increase in delinquencies as of September 30, 2012, in part due to the aforementioned transaction, but also in part to the effects of higher delinquency rates associated with credit card product testing in the U.K. (the effects of which are also evident in the table of current loans receivable, current fees receivable and delinquent loans and fees receivable as of September 30, 2012 and December 31, 2011 presented within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements). Nevertheless, we still expect to see continuing future trending declines in our delinquency rates when compared to similar prior year periods.

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

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from those receivables of our lower-tier credit card offerings. Those receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, we would expect to see a slight generally trending decline in our total yield and gross yield ratios consistent with disproportionate reductions in our lower-tier credit card receivables due to their higher charge-off levels over the past several quarters.  However, our addition of lower-tier test credit card accounts in the U.K. in 2012 has temporarily reversed and delayed our generally declining total and gross yield ratio trends. While the addition of these accounts has resulted in temporary increases in our total and gross yield ratios, we expect these accounts to also reduce the rate of decline in our charge-off rates as the accounts season, mature, and charge off at higher rates than we experience on our liquidating pool of credit card receivables associated with closed credit card accounts.

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

Notwithstanding the above factors causing slight trending declines in our total and gross yield ratios, the total yield ratio is skewed higher in the fourth quarter of 2010 due to gains associated with debt repurchases in that quarter as detailed and quantified in the discussion of our other income ratio below. Negatively impacting our third quarter 2011 total yield ratio were $5.3 million of losses we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested (as also addressed in our Other income ratio discussion below.)

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

Our fourth quarter 2010 other income ratio was skewed higher by gains realized on the repurchase of our convertible senior notes and a $4.1 million recovery in the fourth quarter of losses we experienced several years ago on an investment that we had made in a third-party’s asset-backed securities; absent these gains, our other income ratios would have been 1.2% for the three months ended December 31, 2010. Like in the first, second and fourth quarters of 2011, we expect a positive generally low single-digit other income ratio for the foreseeable future unless we experience further material gains associated with future debt repurchases, which could cause an increase in the ratio. We note that we experienced only immaterial gains associated with our convertible senior note repurchases in 2011—gains which were not material enough effect to warrant pro forma computations of the other income ratios in 2011 quarters without the effects of such gains.  Negatively affecting our other income ratio for the third quarter of 2011 were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested; excluding the impact of these write downs, our other income ratio would have been 2.1%.

Operating ratio. While we have been highly focused on expense reduction and cost control efforts, our managed receivables levels are generally falling at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). This phenomenon is reflected in our operating ratio statistics over the 2010 and 2011 quarters, and has recently been exacerbated as seen in the 2012 operating ratios computation by the effects of our late 2011 consolidation of a small coal mining operation that we have financed and its underlying costs—such operation and costs bearing no relationship to managed receivables levels.

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

Collectively, we currently serve more than 680 dealers through our Auto Finance segment in 34 states.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:

	At or for the Three Months Ended
	2012			2011				2010
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$67,858	$72,886	$75,275	$87,755	$99,237	$113,316	$128,254	$154,191
Period-end managed accounts	23	24	24	26	27	29	30	33
Percent 30 or more days past due	13.3%	10.7%	8.3%	12.8%	11.9%	10.2%	8.6%	12.8%
Percent 60 or more days past due	5.4%	3.6%	3.3%	4.9%	4.7%	3.8%	3.6%	5.3%
Percent 90 or more days past due	2.4%	1.1%	1.6%	2.1%	2.3%	1.5%	1.5%	2.4%
Average managed receivables	$69,538	$75,877	$80,503	$92,719	$106,881	$120,773	$140,132	$165,286
Gross yield ratio	35.3%	35.2%	33.9%	36.3%	35.5%	32.6%	29.2%	29.1%
Adjusted charge-off ratio	3.9%	4.2%	8.2%	8.3%	9.8%	10.9%	21.1%	20.3%
Recovery ratio	3.9%	4.7%	6.0%	7.1%	5.6%	7.0%	3.4%	3.6%
Net interest margin	23.8%	32.0%	17.0%	24.4%	25.6%	23.8%	20.5%	19.8%
Other income ratio	2.7%	2.3%	2.3%	1.4%	1.2%	0.9%	-11.2%	0.6%
Operating ratio	24.7%	24.0%	29.9%	21.3%	19.5%	18.7%	18.7%	20.7%

Managed receivables.  Period-end managed receivables have gradually declined as we have curtailed significant purchasing and origination activities. As of September 30, 2012, only CAR continues to purchase/originate loans. Given liquidations of the ACC and JRAS portfolios, managed receivables within this segment will continue to decline for the next several quarters.

Delinquencies. Our ACC and JRAS receivables portfolios are liquidating and becoming less significant relative to our better performing CAR portfolios which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy accounted for the modest year-over-year general improvement in delinquency statistics through the end of the second quarter of 2012. Because the JRAS and ACC portfolios are now of lesser significance, we do not expect any material further improvements in our delinquency statistics associated with the liquidating nature of these portfolios. Delinquencies have risen somewhat within our CAR receivables portfolio in the third quarter of 2012, and delinquencies as of September 30, 2012 are higher than they were at the end of prior 2012 quarters and at September 30, 2011. However, because we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against credit losses, we are not currently concerned about this rise in delinquencies.

Gross yield ratio, net interest margin and other income ratio.  The effects of higher JRAS and ACC delinquencies and charge offs depressed our net interest margin in the fourth quarter of 2010. With the exception of the three months ended March 31, 2012, a general trend line of improving net interest margins is evident relative to comparable prior year periods due in part to the gradual liquidation of the JRAS and ACC receivables portfolios, thereby causing the better-performing CAR portfolio to comprise a greater percentage of average managed auto finance receivables. The terms of our ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. Significant recent improvements in performance of the ACC portfolio have caused us to resume significant accruals of contingent interest expense under the debt facility, and our accrual of $2.0 million of such additional interest during the three months ended March 31, 2012 caused the decline in our net interest margin relative to the prior quarters’ improving net interest margin trend line. This additional interest charge abated modestly in the second quarter of 2012 resulting in a reduction in the amount of contingent interest recorded and providing additional lift to our net interest margin. We do not expect any significant future effects on our net interest margin associated with contingent interest under the ACC portfolio debt facility.

Consistent with our recent experiences, as our ACC and JRAS receivables continue their decline in relative significance as a percentage of our total portfolio of auto finance receivables, the higher gross yields we achieve within our CAR operations generally are expected to continue to result in slightly higher trending gross yield ratios and net interest margins in future quarters relative to comparable prior year quarterly levels.

The principal component of our other income ratio before 2011 was the gross profit that our JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio historically moved in relative tandem with the volume of JRAS’s auto sales. Our other income ratio in the first quarter of 2011 reflects the $4.6 million loss recognized on the sale of our JRAS operating assets in February 2011. Because of the sale of these operations (and the commensurate elimination of the principal source of other income), we expect an insignificant other income ratio for the foreseeable future in line with what we have experienced in 2012 quarters.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. A general trending increase in our adjusted charge-off ratio through the first quarter of 2011, therefore, reflected (1) the passage of time since our acquisition of ACC’s Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables, (2) the adverse macro-economic effects being seen throughout the auto finance industry, and (3) the adverse effects of five 2010 JRAS lot closures and the corresponding negative impact this had on JRAS collections.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 have declined in relative significance as a percentage of our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio has declined significantly subsequent to the first quarter of 2011. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that not only contributed to the 2011 decline in our adjusted charge-off ratio, but is also expected to result in lower adjusted charge-off ratios in future quarters.  Also serving to reduce our second quarter 2011 adjusted charge-off ratio as well as increase our second quarter 2011 recovery ratio was a large sale of repossessed autos at auction related to the receivables of our former JRAS operations, which had accumulated a growing inventory of such vehicles leading into the second quarter of 2011 as well as increased recoveries experienced in our ACC portfolio.  A similar increase in recoveries was seen during the fourth quarter of 2011 in our ACC portfolio.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but more importantly, we expect our recovery rate to fall gradually with the declining effects of ACC and JRAS on our operations; CAR experiences significantly lower charge offs and recoveries than experienced in ACC’s and JRAS’s operations.

Operating ratio. We have experienced a modest general trend line of increasing year-over-year operating ratios, which largely reflects the higher costs of our CAR operations as a percentage of receivables than such operating costs of our ACC and JRAS operations as a percentage of their receivables in prior periods. (Such higher costs correspond with the significantly higher gross yield ratios and net interest margins within our CAR operations as well.) As noted above, our CAR receivables and operating costs now comprise a greater percentage of respective total Auto Finance segment receivables and operating costs given the gradual liquidation of ACC and JRAS receivables. Notwithstanding this general trend line, we do not expect a significantly higher operating ratio for the foreseeable future.  The spike in the first quarter of 2012 operating ratio arose due to an impairment charge of $1.2 million recognized during that quarter associated with unfavorable terms on the sublease of our former ACC offices and certain non-recurring costs we incurred in the collection of our JRAS receivables.

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

Although we are hopeful liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and have closed substantially all of our credit card accounts (other than those associated with our U.K. test accounts). To the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while continuing to enhance shareholder value to the greatest extent possible.

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

Our current focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs. For example, as noted throughout this report, we have closed substantially all of our credit card accounts (other than those underlying our test accounts in the U.K.); consequently, each of our managed credit card receivables portfolios is expected to show fairly rapid net liquidations in balances for the foreseeable future.

At September 30, 2012, we had $47.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2012 are as follow:

•
During the nine months ended September 30, 2012, we generated $26.6 million in cash flows from operations compared to $93.2 million of cash flows from operations generated during the nine months ended September 30, 2011. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the nine months ended September 30, 2012 relative to the same period in 2011 given diminished receivables levels, (2) the lack of any finance and fee collections associated with our U.K. Internet micro-loan operations in the nine months ended September 30, 2012 given our sale of these operations in April 2011, (3) reduced net liquidations of receivables associated with our JRAS operations in 2012 versus 2011.

•
During the nine months ended September 30, 2012, we generated $162.2 million of cash through our investing activities, compared to generating $344.2 million of cash in investing activities during the nine months ended September 30, 2011.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2012 based on the shrinking size our liquidating credit card and auto finance receivable portfolios, as well as the net proceeds we received from the sale of our MEM and JRAS operations during the nine months ended September 30, 2011.  Offsetting this decline are net proceeds received during the nine months ended September 30, 2012 from the sale of our sale Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations.

•
During the nine months ended September 30, 2012, we used $286.0 million of cash in financing activities, compared to our use of $406.6 million of cash in financing activities during the nine months ended September 30, 2011. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Beyond the effects of higher 2011 than 2012 repayment levels based on receivables liquidations under our structured financing facilities, the $105.0 million in proceeds used to repurchase stock in our April 2011 tender offer also contributed to the higher use of cash in financing activities in 2011 compared to our use of $82.5 million used to repurchase 8,250,000 shares of our common stock at a purchase price of $10.00 per share in September 2012. These effects were partially offset, however, by the fact that we used only $31.3 million of cash for convertible senior notes repurchases in the nine months ended September 30, 2011, versus the $83.5 million we used to repay our 3.625% convertible senior notes upon the exercise of note holder put rights in May 2012.

We note that the $47.9 million in aggregate September 30, 2012 unrestricted cash mentioned herein represents the sum of all unrestricted cash from among all of our various business subsidiaries.

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

Beyond our immediate financing efforts discussed throughout this report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, (3) further dividends similar to the one on December 31, 2009, and (4) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014.

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

Related Party Transactions

    In our September 2012 tender offer, we purchased the following shares from our executive officers, members of our Board of Directors, and a 10-percent shareholder at $10 per share:
	Number of Shares	Total Price
Executive Officers
David G. Hanna, Chief Executive Officer and Chairman of the Board	2,344,323	$23,443,230
Richard R. House, Jr., President and Director	100,240	$1,002,400
Richard W. Gilbert, Chief Operating Officer and Vice Chairman of the Board	212,023	$2,120,230
J.Paul Whitehead, III, Chief Financial Officer	49,949	$499,490
Board Members
Deal W. Hudson	18,700	$187,000
Mack F. Mattingly	20,726	$207,260
Thomas G. Rosencrants	16,172	$161,720
10% Shareholder
Frank J. Hanna, III	2,344,324	$23,443,240

In our April 2011 tender offer, we purchased the following shares from our executive officers and then-members of our Board of Directors at $8 per share:
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

In this report, except as the context suggests otherwise, the words “Company,” “CompuCredit Holdings Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit Holdings Corporation and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Embrace®, Emerge®, Imagine®, Majestic®, Monument®, Salute®, Tribute® and other trademarks and service marks in the U.S. and the U.K.

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

Portfolio purchases may cause fluctuations in our reported Credit Card and Other Investments segment’s managed receivables data, which may reduce the usefulness of this data in evaluating our business. Our reported Credit Card and Other Investments segment managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of September 30, 2012, credit card portfolio acquisitions accounted for 32.2% of our total Credit Card and Other Investments segment managed receivables portfolio based on our ownership percentages.

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

Because of our loan to a small coal mining operation (which was modified in late 2011 to require the consolidation of this operation into our financial statements), we could be subject to (i) significant administrative, civil, and criminal financial and other penalties if this operation does not comply with environmental, health and safety regulations and (ii) liability to third parties for environmental contamination. The coal mining industry is subject to strict regulation by federal, state and local authorities with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, the protection of historic and natural resources, plants and wildlife, reclamation and restoration of mining properties after mining is completed, and the effects that mining has on groundwater quality and availability. Federal and state authorities inspect coal mines, and in the aftermath of the April 5, 2010 accident at an underground mine in Central Appalachia, mining operations have experienced, and may in the future continue to experience, a significant increase in the frequency and scope of these inspections. Numerous governmental permits and approvals are required for mining operations. Mining operations are required to prepare and present to federal, state and/or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment.

The costs, liabilities and requirements associated with the laws and regulations related to these and other environmental matters may be costly and time-consuming. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal financial and other penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures.

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

Risks Relating to an Investment in Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the overall financing environment, which is critical to our value;

•	the operating and stock performance of our competitors and other sub-prime lenders;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in GAAP, laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our common stock and the transfer or cancellation of shares of common stock pursuant to the share lending agreement.

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

Our business is going through a substantial period of transition and we are exploring various options. Because of the unavailability of growth financing for our traditional business, we are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include the payment of cash dividends and share repurchases, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders, and a tender offer that we completed on May 14, 2010 resulted in our repurchase of 12,180,604 shares of our common stock for $85.3 million, in addition to our repurchase of $24.8 million in face amount of our 3.625% convertible senior notes for $14.7 million. Further, in a tender offer completed in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. Finally, we completed a tender offer in September 2012, whereby we repurchased 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
September 1 —September 30 (1)	8,250,000	$10.00	8,250,000	10,000,000
Total	8,250,000	$10.00	8,250,000	10,000,000

(1)
Pursuant to the closing of a tender offer in September 2012, we repurchased 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million.  These shares were retired contemporaneously with their purchase.

(2)
Because withholding tax-related treasury stock acquisitions are permitted outside the scope of our 10,000,000 share Board-authorized repurchase plan, these amounts exclude 36,538 shares of treasury stock returned to us by employees in satisfaction of withholding tax requirements on stock option exercises and vested stock grants.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

ITEM 5.                      OTHER INFORMATION

None.

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

COMPUCREDIT HOLDINGS CORPORATION

November 8, 2012	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)