Form 10-K
period 2012-12-31
Atlanticus Holdings Corp
filed 2013-02-25
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2012

of

ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-53717

Five Concourse Parkway, Suite 400
Atlanta, Georgia 30328
(770) 828-2000

Atlanticus’ common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”).

    Atlanticus is not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933

Atlanticus (1) is required to file reports pursuant to Section 13 or Section 15(d) of the Act, (2) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and (3) has been subject to such filing requirements for the past 90 days.

Atlanticus has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Atlanticus believes that its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements during 2012, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Atlanticus’ Proxy Statement for the 2013 Annual Meeting of Shareholders.

Atlanticus is a smaller reporting company and is not a shell company.

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2012 was $29.4 million. (For this purpose, directors and officers have been assumed to be affiliates, and we also have excluded 1,672,656 loaned shares at June 30, 2012.)

As of February 15, 2013, 13,884,523 shares of common stock, no par value, of Atlanticus were outstanding. (This excludes 1,672,656 loaned shares to be returned as of that date.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus’ Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, income ratios, net interest margins, long-term shareholder returns, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, the effects of account actions we may take or have taken, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us and banks that issue credit cards and other credit products on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, our plans in the United Kingdom (“U.K.”), the impact of our U.K. Portfolio of credit card receivables (the “U.K. Portfolio”) on our financial performance, the sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our entry into international markets, our ability to raise funds or renew financing facilities, the results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and products limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;

•	the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowances for uncollectible loans and fees receivable and estimates of loan losses;

•	the availability of adequate financing;

•	the possible impairment of assets;

•	our ability to reduce or eliminate overhead and other costs to lower levels consistent with the current contraction of our loans and fees receivable and other income-producing assets;

•	our relationship with the banks that provide certain services that are needed to operate our businesses; and

•	theft and employee errors.

ii

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

In this Report, except as the context suggests otherwise, the words “Company,” “Atlanticus Holdings Corporation,” “Atlanticus,” “we,” “our,” “ours” and “us” refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors. Atlanticus owns Aspire®, Embrace®, Emerge®, Imagine®, Majestic®, Monument®, Salute®, Tribute®, Fortiva®,  and other trademarks and service marks in the U.S. and the U.K.

iii

PART I

ITEM 1.	BUSINESS

On November 28, 2012, we announced a change in our name from CompuCredit Holdings Corporation to Atlanticus Holdings Corporation, and we changed our NASDAQ ticker symbol from “CCRT” to “ATLC.”  The name change became effective on November 30, 2012.  Our common stock began trading under our new ticker symbol on December 3, 2012.

Sale of Businesses

As discussed in more detail in the General discussion below, in August 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations.  As a result, these operations are included as discontinued operations for all periods presented within our consolidated statements of operations.  Also included within discontinued operations for all periods presented are the activities of our former MEM (a provider in the U.K. of Internet-based, short-term micro-loans) and Retail Micro-Loans segment operations, which we sold in 2011. We had no business operating assets that were held for sale as of December 31, 2012.

General

A general discussion of our business follows. For additional information about our business, please visit our website at www.Atlanticus.com. Information contained on our website is not incorporated by reference in this Report.

We are primarily focused on providing financial services. Through our subsidiaries, we offer financial products and services to a market represented by credit risks that regulators classify as “sub-prime.”

We traditionally have served our customers principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. Given the global financial crisis arising in 2008, we worked with our third-party financial institution partners to close substantially all of the credit card accounts underlying our credit card receivables portfolios in 2009. The only open credit card accounts underlying our credit card receivables are those generated through our credit card products in the U.K.  Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation that we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. We have been successful in partnering with certain financing partners to purchase the debt underlying two of our portfolios. Beyond the aforementioned activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit whereby we partner with retailers to provide credit at the point of sale to their customers who may have been declined under traditional financing options. We specialize in providing this "second look" credit service in various industries across the United States (“U.S.”).  Using our global infrastructure and technology platform, we also provide loan servicing activities, including underwriting, marketing, customer service and collections operations for third parties. Lastly, through our Credit Cards and Other Investments segment, we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for and also provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We purchase the auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities.

As suggested above, we manage our business activities through two reportable segments—Credit Cards and Other Investments, and Auto Finance.  We further describe our segment operations below. (See, also, Note 4, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)

The most significant business changes or events for us during the year ended December 31, 2012 were:

•	Our receipt of $10 million from a lender to compensate us for excess costs we incurred for the benefit of the lender in servicing a portfolio that collateralized the lender’s loan to us;

•	The September 2012 repurchase of 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million, pursuant to a tender offer;

•
The August 2012 sale of our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations (the post-card issuance activities of which were historically reflected within our Credit Cards and Other Investments segment), to Flexpoint Fund II, L.P. for a total of $130.5 million in fixed and contingent consideration—such transaction resulting in a net gain on sale (after related expenses and recognition of the contingent consideration we earned in November 2012) of $57.3 million as reflected within our income from discontinued operations category on our 2012 consolidated statement of operations; and

•	Our May 2012 repayment to investors in our 3.625% convertible senior notes of $83.5 million in face amount of such then-outstanding notes.

In the current environment, the principal recurring cash flows we receive within our Credit Cards and Other Investments segment are those associated with (i) servicing compensation, (ii) distributions from one of our equity-method investees that in March 2011 purchased and now holds all of the outstanding notes issued out of our U.K. Portfolio structured financing trust, and (iii) unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities. Although we are closely monitoring and managing our liquidity position and in recent years have significantly reduced our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels), we are maintaining our global infrastructure and incurring heightened overhead and other costs in so doing as we pursue new product offerings that we believe have the potential to grow into our infrastructure and allow for long-term shareholder returns.

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities, including:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit products and services business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; (3) repurchases of  our convertible senior notes and other debt or our outstanding common stock; and (4) servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure.

Credit Cards and Other Investments Segment.  Our Credit Cards and Other Investments segment includes our continuing activities relating to investments in and servicing of our various credit card receivables portfolios, as well as other investments and credit products that generally use much of the same infrastructure as our credit card operations.   One such product is our private label merchant credit product, whereby we partner with retailers to provide credit (and in some cases “second look” credit) at the point of sale to their customers. Additionally, we include within our Credit Cards and Other Investments segment certain limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our Credit Cards and Other Investments segment expertise and infrastructure.

Substantially all of the credit card accounts underlying our credit card receivables and portfolios have been closed to new cardholder purchases (and hence credit card receivables growth) since 2009.  However, as described in more detail below, we do have a growing number of open credit card accounts in the U.K.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in the application of consumer-friendly practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the FICO scoring range intrinsically have higher loss rates than do customers at the higher end of the FICO scoring range. As a result, we have priced our products to reflect this higher loss rate. As such, our products are subject to greater regulatory scrutiny than the products of prime lenders who can price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations—Credit Cards and Other Investments Segment” and Item 1A, “Risk Factors.”

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets. These markets worsened significantly in 2008, and the level of “advance rates” or leverage we can achieve against credit receivable assets in the current asset-backed securitization markets is far below 2008 levels. Considering this reality, along with a U.S. regulatory environment in which sub-prime credit card lending returns on assets are significantly lower than they were before 2008, we have concluded that we cannot achieve our desired returns on equity through U.S. credit card lending.  We continue, however, to originate credit cards in the U.K. because we believe the U.K. environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future. Additinally, we believe that our growing portfolio of private label merchant credit receivables is generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity.

Auto Finance Segment.  Our Auto Finance segment historically has included a variety of auto sales and lending activities. Our original platform, CAR, acquired in April 2005, purchases auto loans at a discount, services auto loans for a fee and provides floor-plan financing; its customer base includes a nationwide network of pre-qualified independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We also historically owned substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007 and operated from that time until our disposition of certain JRAS operating assets in the first quarter of 2011. Subsequent to the first quarter of 2011, our only remaining JRAS asset is the portfolio of auto finance receivables that it had originated while under our ownership. Lastly, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables. The auto finance receivables of both the JRAS and the ACC portfolios are liquidating with collections and charge offs, and the effects of these liquidating receivables portfolios on our results of operations are diminishing with each successive financial reporting period.

In our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for others’ similar quality securitized assets. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. Our CAR operations currently serve more than 675 dealers in 37 states. These operations are performing well in the current environment (achieving consistent profitability and generating positive cash flows with modest growth).

How Do We Maintain the Accounts and Mitigate Our Risks?

Credit Cards and Other Investments Segment. We manage account activity using credit behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.

For credit card accounts that are open to cardholder purchases (currently only those accounts opened under programs within the U.K.), we monitor authorizations, and we limit customer credit availability for transaction types we believe present higher risks, such as foreign transactions, cash advances, etc. We generally seek to manage credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments, and we periodically review accounts exhibiting favorable credit characteristics for credit line increases. We also employ strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

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

CAR applies specific purchase guidelines based upon each product offering, and we establish delegated approval authorities to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts typically are verified for accuracy before, during and after the acquisition process. Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. Our CAR operations manage risk through diversifying their receivables among multiple dealers.

How Do We Collect from Our Customers?

Credit Cards and Other Investments Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost effective and customer friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. However, recognizing that our objective is to maximize the amount collected, we also will offer customers flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we vary from our general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate customer payment. Application of payments in this manner also permits our collectors to assess real time the degree to which a customer’s payments over the life of an account have covered the principal credit extensions to the customer. This allows our collectors to readily identify our potential “economic” loss associated with the charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). With this information, our collectors work cooperatively with our customers in a way intended to best protect us from economic loss on the customer relationship. Our selection of collection techniques, including, for example, the order in which we apply payments or the provision of payments or credits to induce or in exchange for customer payment, impacts the statistical performance of our portfolios that we reflect under the “Credit Cards and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge offs. Our collectors employ various and evolving tools when engaging with our customers, and they routinely test and evaluate new tools in their drive toward improving our collections with a greater degree of efficiency. These tools include programs under which we may reduce or eliminate a customer’s annual percentage rate (“APR”) or waive a certain amount of accrued fees, provided the customer makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with a commensurate payment or reduction of finance charges or waiver of fees. In other situations, we may actually settle with customers and adjust their finance charges and fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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

We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due (and in certain circumstances where it is necessary in order to avoid so-called “negative amortization”), and we charge off loans and fees receivable when they become contractually more than 180 days past due (or within 30 days of notification and confirmation of a customer’s bankruptcy or death). However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Our determination of whether an account is contractually past due is relevant to our delinquency and charge-off data included under the “Credit Cards and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (i.e., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency buckets and ultimately to charge-off status. We consider a cardholder’s receivable to be delinquent if the cardholder fails to pay a minimum amount computed as the greater of a stated minimum payment or a fixed percentage of his or her statement balance (for example 3% to 10% of the outstanding balance in some cases or in other cases 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle).

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

Consumer and Debtor Protection Laws and Regulations

Credit Cards and Other Investments Segment.  Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”),  the federal Wall Street Reform and Consumer Protection Act, the federal Truth In Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our products are designed for customers at the lower end of the FICO scoring range. To offset the higher loss rates among these customers, these products generally are priced higher than our other products. Because of the greater credit risks inherent in these customers and the higher prices that we have had to charge for these products, they, and the banks that have issued them on our behalf, are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates the lenders that have issued these products on our behalf), the CFPB and the FTC, object to these products or how we have marketed them, then we could be required to modify or discontinue them. Over the past several years, we have modified both our products and how we have marketed them in response to comments from regulators. Also, in December 2008, we settled litigation associated with allegations that the FDIC and FTC had made about some of our credit card marketing practices.

In the U.K., our credit card operations are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. We are licensed and regulated by the Office of Fair Trading ("OFT"), and we are governed by an extensive legislative and regulatory framework that includes the Consumer Credit Act, the Data Protection Act, Privacy and Electronic Communications Regulations, Consumer Protection and Unfair Trading regulations, Financial Services (Distance Marketing) Regulations, the Enterprise Act, Money Laundering Regulations, Financial Ombudsman Service and Advertising Standards Authority adjudications. The aforementioned legislation and regulations impose strict rules on the look and content of consumer contracts, how APRs are calculated and stated, advertising in all forms, who we can contact and disclosures to consumers, among others. The regulators such as the OFT provide guidance on consumer credit practices including collections.

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

Competition

Credit Cards and Other Investments Segment. We face substantial competition from other consumer lenders, the intensity of which varies depending upon economic and liquidity cycles. Our credit card and private label merchant credit businesses compete with national, regional and local bankcard and consumer credit issuers, other general-purpose credit card issuers and retail credit card and merchant credit issuers. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have.

Auto Finance Segment.  Competition within the auto finance sector is very widespread and fragmented. Our auto finance operations target automobile dealers that oftentimes are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corporation, Westlake Financial, Mid-Atlantic Finance, General Motors Financial Company, Inc. (formerly AmeriCredit Corp.), Drive Financial, Western Funding Inc., and America’s Car-Mart) and a large number of smaller, regional private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Employees

As of December 31, 2012, we had 285 employees, most of which are employed within the U.S., principally in Florida and Georgia. Also included in this employee count are 47 employees in the U.K. We consider our relations with our employees to be good. Our employees are not covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.

Trademarks, Trade Names and Service Marks

We have registered and continue to register, when appropriate, various trademarks, trade names and service marks used in connection with our businesses and for private-label marketing of certain of our products. We consider these trademarks and service marks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

Additional Information

We are headquartered in Atlanta, Georgia, and our principal executive offices are located at Five Concourse Parkway, Suite 400, Atlanta, Georgia 30328. Our headquarters telephone number is (770) 828-2000, and our Internet address is www.atlanticus.com. We make available free of charge on our Internet website certain of our recent SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of the current net contraction of our receivables levels, uncertainties as to our business model going forward and our inability to achieve consistent earnings from our continuing operations in recent years.

Our Cash Flows and Net Income Are Dependent Upon Payments from Our Loans and Fees Receivable and Other Credit Products

The collectability of our loans and fees receivable is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which customers borrow funds from us.  Deterioration in these factors, which we have experienced over the past few years, adversely impacts our business.  In addition, to the extent we have over-estimated collectability, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

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

We are subject to foreign economic and exchange risks. Because of our businesses in the U.K., we have exposure to fluctuations in the U.K. economy, and such fluctuations recently have been significantly negative. We also have exposure to fluctuations in the relative values of the U.S. dollar and the British pound. Because the British pound has experienced a net decline in value relative to the U.S. dollar since we commenced our most significant operations in the U.K., we have experienced significant transaction and translation losses within our financial statements.

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

Due to our relative lack of historical experience with Internet customers, we may not be able to target successfully these customers or evaluate their creditworthiness. We have less historical experience with respect to the credit risk and performance of customers acquired over the Internet. As a result, we may not be able to target and evaluate successfully the creditworthiness of these potential customers should we engage in marketing efforts to acquire these customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products.

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

Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, new financing generally has been sparse for sub-prime lenders, and the financing that has been available has been on significantly less favorable terms than prior to 2008. As a result, beginning in the third quarter of 2007, we significantly curtailed our marketing for new credit cards and currently are not issuing a significant number of new cards. Moreover, commencing in October 2008 we reduced credit lines and closed a significant number of accounts in response to the unavailability of financing and to reduce our risk exposure. These activities continued into 2009, and as a result, substantially all of our credit cards are now closed to cardholder purchases. If additional financing facilities are not available in the future on terms we consider acceptable—an issue that has been made even more acute in the U.S. given recent regulatory changes that have reduced asset-level returns on credit card lending—we will not be able to grow our credit card business and it will continue to contract in size.

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

Our credit card business currently is contracting. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

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

We have substantially eliminated our U.S. credit card marketing efforts and have aggressively reduced credit lines and closed credit card accounts. In addition, the general economic downturn experienced in 2008 and 2009 significantly impacted not just the level of usage of our credit products by our customers but also levels of payments and delinquencies and other performance metrics. As a result, our credit card business currently is contracting, and until market conditions more substantially reverse, we do not expect overall net growth in our Credit Card and Other Investments or our Auto Finance segments.

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect our loans and fees receivable, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

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

We are dependent upon banks to issue credit cards and certain other credit products. Our credit card and some of our other credit product programs are dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships principally would adversely affect our ability to conduct credit card issuances in the U.K, and to grow our private label merchant credit product offerings and underlying receivables.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain of our prior (in particular our lower-tier) product offerings within the U.S. Changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

•	we may be required to credit or refund previously collected amounts;

•	certain fees and finance charges could be limited, prohibited or restricted, which would reduce the profitability of certain accounts;

•	certain of our collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;

•	limitations on the content of marketing materials could be imposed that would result in reduced success for our marketing efforts;

•	federal and state laws may limit our ability to recover on charged-off receivables regardless of any act or omission on our part;

•	some of our products and services could be banned in certain states or at the federal level;

•
federal or state bankruptcy or debtor relief laws could offer additional protections to customers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and

•	a reduction in our ability or willingness to lend to certain individuals, such as military personnel.

Material regulatory developments are likely to adversely impact our business and results from operations.

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

Declines in automobile sales as we saw in recent years can cause declines in the overall demand for automobile loans.  While currently recovering fairly significantly, sales of both new and used cars declined precipitously in recent years. While the unavailability of funding may have had a greater impact on our business, the decline in demand in recent years was consequential as well because it adversely affected the volume of our lending transactions and our recoveries of repossessed vehicles at auction. Any such future declines in demand will adversely impact our business.

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

Portfolio purchases may cause fluctuations in our reported Credit Card and Other Investments segment’s managed receivables data, which may reduce the usefulness of this data in evaluating our business. Our reported Credit Card and Other Investments segment managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of December 31, 2012, credit card portfolio acquisitions accounted for 38.8% of our total Credit Card and Other Investments segment managed receivables portfolio based on our ownership percentages.

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

We are party to litigation. We are defendants in certain legal proceedings. This includes litigation relating to our former retail micro-loan operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in these matters, and we could decide to settle one or more of our litigation matters in order to avoid the ongoing cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

We face heightened levels of economic risk associated with new investment activities.  We recently have made a number of investments in businesses that are not directly allied to our traditional lending activities to, or associated with, the underserved consumer credit market.  In addition, some of these investments that we have made and may make in the future are or will be in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control.  While we make only those investments we believe have the potential to provide a favorable return, because some of the investments are outside of our core areas of expertise, they entail risks beyond those described elsewhere in this Report.  As occurred with respect to certain such investments in 2012 and 2011 as noted above, these risks could result in the loss of part or all of our investments.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We generally outsource account and payment processing, and in 2012, we paid Total System Services, Inc. $7.8 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

Because of our loan to a small surface coal mining operation (which, due to loan agreement modifications, we were required to consolidate into our financial statements in 2011, but which has since ceased mining operations), we could be subject to (i) significant administrative, civil, and criminal financial and other penalties if this operation does not comply with environmental, health and safety regulations and (ii) liability to third parties for environmental contamination. The coal mining industry is subject to strict regulation by federal, state and local authorities with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, the protection of historic and natural resources, plants and wildlife, reclamation and restoration of mining properties after mining is completed, and the effects that mining has on groundwater quality and availability. Federal and state authorities inspect coal mines, and in the aftermath of the April 5, 2010 accident at an underground mine in Central Appalachia, mining operations have experienced, and may in the future continue to experience, a significant increase in the frequency and scope of these inspections. Numerous governmental permits and approvals are required for mining operations. Mining operations are required to prepare and present to federal, state and/or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment.

The costs, liabilities and requirements associated with the laws and regulations related to these and other environmental matters may be costly and time-consuming. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal financial and other penalties, the imposition of cleanup and site restoration costs and liens and other enforcement measures.

We also could be subject to claims by third parties under federal and state statutes and/or common law doctrines resulting from damage to the environment or historic or natural resources or exposure to hazardous substances on the mine property or elsewhere.  Liability for environmental contamination may be without regard to fault and may be strict, joint and several, so that we may be held responsible for the entire amount of the contamination or related damages.  These and other similar unforeseen impacts that the former mining operation may have on the environment, as well as exposures to hazardous substances or wastes associated with the former mining operation, could result in costs and liabilities that could adversely affect us.

Even though this former coal mining operation ceased mining operations as of December 31, 2012 and has always been owned and primarily operated by third parties, our financial relationship with this former coal mining operation could subject us to these types of claims and penalties, particularly if these matters were not properly addressed by the owners and operators of the operation.  If we are held responsible for sanctions, costs and liabilities in respect of these matters, our profitability could be materially and adversely affected.

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

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock pursuant to share lending agreements or short sale transactions by purchasers of convertible notes, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.  Sales of significant amounts of our common stock or equity-related securities in the public market, including sales pursuant to share lending agreements, or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. Future sales of shares of common stock or the availability of shares of common stock for future sale, including sales of our common stock in short sale transactions by purchasers of our convertible notes, may have a material adverse effect on the trading price of our common stock.

Our business is going through a substantial period of transition and we are exploring various options. We are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include share repurchases, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders, and a tender offer that we completed on May 14, 2010 resulted in our repurchase of 12,180,604 shares of our common stock for $85.3 million, in addition to our repurchase of $24.8 million in face amount of our 3.625% convertible senior notes for $14.7 million. Further, in a tender offer completed in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. Finally, we completed a tender offer in September 2012, whereby we repurchased 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million.

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

We lease our principal executive offices (which include the primary operations of our Credit Cards and Other Investments segment), and our lease is for 335,000 square feet, of which we have sub-leased approximately 220,000 square feet. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 9,600 square feet of leased space, with additional offices and branch locations in various states. Our operations in the U.K. include approximately 2,700 of aggregate square feet of leased space in Crawley and London. Currently, we have excess facility capacity that we are trying to sublease. As such, we believe that our facilities are suitable to our business and that we will be able to lease or purchase such additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

Certain of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain subsidiaries within our Retail Micro-Loans segment (the operations of which were sold in October 2011, subject to our retention of liability for this litigation) violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that certain subsidiaries were the alter ego of our former Retail Micro Loans segment subsidiaries and are liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. These claims are similar to those that have been asserted against several other market participants in transactions involving small-balance, short-term loans made to consumers in North Carolina.  On January 23, 2012, among other orders, the trial court denied the defendants’ motion to compel arbitration, and granted the plaintiffs’ motion for class certification. We are vigorously defending this lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

     In 2010, we loaned money to a start-up coal strip mine operation located in the State of Alabama.  This loan was restructured in late 2011, which resulted in this operation being consolidated onto our financial statements as of December 31, 2011.  This restructured financial arrangement may have caused one of our subsidiaries to be deemed a mine “operator” under the Federal Mine Safety and Health Act of 1977, as amended.  For this reason, information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.  As of December 31, 2012, we had written off our investment in the aforementioned coal strip mine operation, and it had ceased operations and had begun reclamation efforts.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of February 15, 2013, there were 54 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2011	High	Low
1st Quarter 2011	$6.97	$5.90
2nd Quarter 2011	$6.85	$2.32
3rd Quarter 2011	$3.20	$2.25
4th Quarter 2011	$4.21	$2.63

2012	High	Low
1st Quarter 2012	$6.00	$3.78
2nd Quarter 2012	$5.96	$3.29
3rd Quarter 2012	$6.46	$3.72
4th Quarter 2012	$3.99	$3.28

The closing price of our common stock on the NASDAQ Global Select Market on February 15, 2013 was $3.21.

There were no repurchases of our common stock during the fourth quarter ended December 31, 2012.  We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

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

Currently, within our Credit Cards and Other Investments segment, we are collecting on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those generated through our credit card products in the U.K.  Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. Beyond these activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit whereby we partner with retailers to provide credit at the point of sale to their customers who may have been declined under traditional financing options. We specialize in providing this "second look" credit service in various industries across the U.S.  Using our global infrastructure and technology platform, we also provide loan servicing activities, including underwriting, marketing, customer service and collections operations for third parties. Lastly, through our Credit Cards and Other Investments segment, we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure.

In the current environment, the recurring cash flows we receive within our Credit Cards and Other Investments segment include those associated with (1) servicing compensation, (2) distributions from one of our equity-method investees that in March 2011 purchased and now holds all of the outstanding notes issued out of our U.K. Portfolio structured financing trust, (3) unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities, and (4) our private label merchant credit receivables. We are closely monitoring and managing our liquidity position, reducing our overhead infrastructure (which was built to accommodate higher account originations and managed receivables levels) and further leveraging our global infrastructure in order to maximize returns to shareholders on existing assets. Some of these actions, while prudent to maximize cash returns on existing assets, have had the effect of reducing our potential for profitability.

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets. These markets worsened significantly in 2008, and the level of “advance rates” or leverage we can achieve against credit card receivable assets in the current asset-backed securitization markets is far below 2008 levels. Considering this reality, along with a U.S. regulatory environment in which sub-prime credit card lending returns on assets are significantly lower than they were before 2008, we have concluded that we cannot achieve our desired returns on equity through U.S. credit card lending.We continue, however, to originate credit cards in the U.K. because we believe the U.K. environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.  Additionally, we believe that our growing portfolio of private label merchant credit receivables is generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We purchase the auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities.

In August 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit Cards and Other Investments segment. The sales price included (1) $119.7 million (cash of $106.7 million and a note receivable of $13.0 million, which was subsequently repaid) at closing, of which $10.0 million in cash will be held in escrow for 12 months following the closing date of the transaction to satisfy certain indemnification provisions, and (2) an additional $10.8 million in cash that we received in the fourth quarter of 2012 upon the achievement of certain targets. Our basis in the net assets that were included in the sale was $67.0 million resulting in a gain on sale (after related expenses and recognition of the additional contingent consideration) of $57.3 million, which is reported within our income from discontinued operations category on our consolidated statements of operations.

We also completed transactions to dispose of our Retail Micro-Loans segment and our U.K. Internet micro-loan operations during 2011 as discussed further below.  In accordance with applicable accounting requirements, we have classified the results of all our sold operations as discontinued operations within our consolidated statements of operations for all periods presented.

A summary of our most significant business changes or events during 2012 is as follows:

•	Our receipt of $10 million from a lender to compensate us for excess costs we incurred for the benefit of the lender in servicing a portfolio that collateralized the lender’s loan to us;

•	The September 2012 repurchase of 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million, pursuant to a tender offer;

•	The August 2012 sale of our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations as described above; and

•	Our May 2012 repayment to investors in our 3.625% convertible senior notes of $83.5 million in face amount of such then-outstanding notes.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Year Months Ended December 31,		Increases (Decreases)
(In Thousands)	2012	2011	from 2011 to 2012
Total interest income	$86,810	$145,517	$(58,707)
Interest expense	(31,124)	(43,828)	12,704
Fees and related income on earning assets:
Fees on credit products	16,478	10,474	6,004
Changes in fair value of loans and fees receivable recorded at fair value	89,502	181,502	(92,000)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(30,150)	(90,524)	60,374
Losses on investments in securities	(4,254)	(4,449)	195
Loss on sale of JRAS assets	-	(4,648)	4,648
Other	(3,366)	2,210	(5,576)
Other operating income:
Servicing income	16,233	3,281	12,952
Other income	2,487	7,070	(4,583)
Equity in income equity-method investees	9,288	32,657	(23,369)
Total	$151,904	$239,262	(87,358)
Losses upon charge off of loans and fees receivable recorded at fair value	90,128	139,480	49,352
Provision for losses on loans and fees receivable recorded at net realizable value	16,770	1,089	(15,681)
Other operating expenses:
Salaries and benefits	17,317	21,022	3,705
Card and loan servicing	41,095	45,345	4,250
Marketing and solicitation	2,996	3,620	624
Depreciation	2,742	4,642	1,900
Other	24,687	26,110	1,423
Net income	24,132	135,064	(110,932)
Net loss (income) attributable to noncontrolling interests	319	(1,047)	1,366
Net income attributable to controlling interests	24,451	134,017	(109,566)
Income from discontinued operations before income tax	69,063	140,063	(71,000)

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our credit card, private label merchant credit, and auto finance receivables.  The decline period over period is due to continued net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline for the next several quarters along with continuing expected net liquidations of our credit card and auto finance receivables.

Interest expense.  The decrease in interest expense is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our repurchases of our convertible senior notes throughout 2011 and our May 2012 repayment of substantially all of our 3.625% convertible senior notes as discussed in Note 11, “Convertible Senior Notes,” in the accompanying notes to the consolidated financial statements.

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

Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•	2012 increases in fees earned on our credit products, principally due to billings on credit card accounts in the U.K., net of the effect of continued credit card receivables liquidations;

•
“Other” category losses arising in 2012 due to operating losses incurred by a former small coal mining operation we were required to consolidate in the fourth quarter of 2011 based on workout efforts we had undertaken related to a loan we made to the operation; and

•	our recognition of a $4.6 million loss in the three months ended March 31, 2011 corresponding to our sale of certain assets associated with our JRAS operations.

We do not expect significant ongoing losses with respect to the coal mining operation mentioned above. By December 31, 2012, it had ceased mining operations, and we had written off substantially all of our investment; its only current activity is land reclamation.

Although not materially different in amount between 2011 and 2012, we note that with our $5.5 million in 2012 and $5.3 million in 2011 losses on investments in securities, we do not hold any material amounts of investments in securities as of December 31, 2012; as such, there is no potential for material future losses on such securities holdings in the future.

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

Servicing income.  Our reported servicing income is comprised of servicing compensation paid to us by third parties associated with our servicing of their loans and fees receivable. Positively impacting 2012 is income from transitional services we provided to the buyer of our Retail Micro-Loans segment, such services having substantially ended, and we currently are providing to the buyer of our Investment in Previously Charged-Off Receivables segment and balance transfer card operations since our disposition of these operations in August 2012. Additionally, in the fourth quarter of 2012, we received $10.0 million from a lender to compensate us for excess costs we incurred for the benefit of the lender in servicing a credit card portfolio that collateralized the lender’s loan to us.  Absent these revenues (none of which are expected to be material servicing income sources for us in 2013), servicing income would have declined commensurate with liquidations in the portfolios of loans and fees receivables we service for third parties.

Currently, servicing income is not a significant income source for us, and unless we grow the number of contractual servicing relationships we have with other third parties, we will not experience sustained levels of growth and income within this category. We have started to receive servicing income associated with a new partner product rollout; however, revenues associated with this program are not yet sufficient to offset declines we are experiencing in this category.

Other income.  Other income principally is represented by our ancillary and interchange revenues. The decline in our ancillary interchange revenues corresponds with our account closure actions and net liquidations we have experienced in all of our credit card receivables portfolios in recent years. Absent portfolio acquisitions, we do not expect significant ancillary and interchange revenues in the future.

Equity in income of equity-method investees.  The significant decrease in income associated with our equity-method investees is principally related to our 50% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. Contemporaneous with our March 2011 acquisition of our 50% interest in the joint venture, it elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) equal to the excess of the fair value of the notes as of March 31, 2011 over the joint venture’s discounted purchase price of the notes.

We expect to see continued liquidations in the credit card receivables portfolios and structured financing notes held by our equity-method investees for the foreseeable future. As such, absent possible additional investments in our existing or in new equity-method investees in the future, we expect gradually declining effects from our equity-method investments on our operating results.

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs of the face amount credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. The effects of this general trending decline were muted in 2012, however, given our sale of a large volume of late-stage delinquent accounts and related receivables (which we treated as having been charged off contemporaneous with their sale) out of our U.K. credit card receivables portfolio during the first quarter of 2012.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We experienced a year over year increase in this category between 2011 and 2012 due to the effects of (1) disproportionately greater reductions in our allowance for uncollectible loans and fees receivables recorded in the year ended December 31, 2011 associated with significant performance improvements experienced at that time, and (2) elevated losses incurred on new credit product testing in the year ended December 31, 2012. For the foreseeable future, we expect growth in new product receivables recorded at net realizable value to exceed liquidations of our auto finance receivables recorded at net realizable value. Accordingly, we expect increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume (i.e., growth of new product receivables), rather than credit quality changes or deterioration. Based on experience with some of our new products (in particular our U.K. credit card product) in 2012, we expect net improvements in the credit quality of our new product receivables throughout 2013. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” and our Credit Cards and Other Investments and Auto Finance segment discussions for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense decreased for the year ended December 31, 2012 relative to the year ended December 31, 2011, reflecting the following:

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•	lower card and loan servicing expenses reflecting the effects of continuing credit card and auto finance receivables portfolio liquidations;

•	decreases in depreciation for the year ended December 31, 2012 reflecting a diminished level of capital investments by us; and

•	decreases in marketing and solicitation and other expense levels consistent with the aforementioned receivables portfolio liquidations and our cost-cutting efforts.

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

•	Our April 2011 sale of the majority-owned subsidiaries through which we owned our former U.K. Internet micro-loan operations.

Income taxes. Computed considering results for only our continuing operations before income taxes, our effective income tax benefit rate was 35.9% for the year ended December 31, 2012, versus our effective income tax benefit rate of 48.5% for the year ended December 31, 2011.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets, (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods and (3) the effects on financial reporting results of intra-period tax allocations associated with our discontinued operations as required under GAAP.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.9 million and $2.1 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2012 and 2011, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized $1.0 million of such reductions in each of the years ended December 31, 2012 and 2011.

Credit Cards and Other Investments Segment

Included at the end of this “Credit Cards and Other Investments Segment” section under the heading “Definitions of Financial, Operating and Statistical Measures” are definitions for various terms we use throughout our discussion of the Credit Cards and Other Investments segment.

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

We record the finance charges and late fees assessed on our Credit Cards and Other Investments segment credit products in the interest income consumer loans, including past due fees category on our consolidated statements of operations, we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and we reflect the charge offs within our provision for losses on loans and fees receivable on our consolidated statements of operations (for all credit product receivables other than those credit card receivables underlying formerly off-balance-sheet securitization structures) and within losses upon charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other credit card receivables underlying formerly off-balance-sheet securitization structures for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

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

 The following table presents the delinquency trends of the receivables we manage within our Credit Cards and Other Investments segment, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2012				2011
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$294,167	$326,557	$356,897	$401,394	$480,355	$540,023	$613,747	$698,226
Period-end managed accounts	256	281	309	340	390	431	481	543
Percent 30 or more days past due	10.0%	11.0%	9.9%	10.4%	13.0%	12.6%	11.9%	12.5%
Percent 60 or more days past due	7.2%	8.1%	6.9%	7.9%	9.7%	8.9%	8.7%	9.5%
Percent 90 or more days past due	5.1%	5.8%	4.6%	5.9%	6.9%	6.2%	6.2%	7.0%

Average managed receivables	$309,025	$340,628	$378,227	$438,601	$511,834	$580,212	$659,686	$754,300
Combined gross charge-off ratio	16.5%	15.3%	20.7%	53.9%	19.3%	20.9%	24.2%	29.7%
Net charge-off ratio	14.4%	13.1%	16.8%	47.4%	15.2%	16.7%	19.8%	24.1%
Adjusted charge-off ratio	12.7%	11.4%	15.1%	30.6%	12.2%	13.9%	16.7%	22.9%
Total yield ratio	15.7%	23.5%	24.2%	22.9%	23.2%	19.2%	21.8%	22.0%
Gross yield ratio	18.1%	19.2%	19.9%	18.9%	18.6%	19.3%	18.9%	18.6%
Net interest margin	12.3%	13.5%	13.3%	10.4%	12.6%	13.4%	12.8%	11.9%
Other income ratio	-2.9%	3.9%	3.5%	2.7%	3.7%	-1.0%	2.1%	2.2%
Operating ratio	7.3%	18.5%	18.2%	15.3%	12.1%	12.3%	12.5%	11.0%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given the closure of substantially all credit card accounts underlying the portfolios. Moreover, with the exception of originations in the U.K., we have curtailed our credit card marketing efforts in light of (1) dislocation in the liquidity markets and uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and (2) an unfavorable credit card account origination regulatory climate in our primary U.S. market. Despite fairly rapid receivables growth we are experiencing and expect over the coming quarters for our private label merchant credit offering, we do not anticipate receivables additions in the near term sufficient to offset the receivables balance contractions noted above.

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

Given that our accounts primarily consist of closed credit card accounts with no significant account actions taken in the past several quarters, one would logically expect to see the relatively lower delinquency and charge-off benefits of our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our 2012 delinquency statistics relative to corresponding dates in prior years and is consistent with our expectations for the next few quarters. We do note, however, that we participated in a unique transaction opportunity during the first quarter of 2012, whereby we sold for a total of $10.4 million, a price that we viewed as attractive, $44.0 million in face value of our U.K. portfolio credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold.  These receivables had a GAAP carrying value of $9.8 million on the sale date, thereby rendering an insignificant gain upon their sale.  This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our March 31, 2012 managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of March 31, 2012 and June 30, 2012.  Given this acceleration we experienced a slight increase in our delinquency rates as of September 30 and December 31, 2012, in part due to the aforementioned transaction, but also in part to the effects of higher delinquency rates associated with credit card originations in the U.K. (the effects of which are also evident in the table of current loans receivable, current fees receivable and delinquent loans and fees receivable as of December 31, 2012 and December 31, 2011 presented within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements).  Nevertheless, we still expect to see continuing future trending declines in our delinquency rates when compared to similar prior year periods.

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

Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these receivables relative to all of our other outstanding credit card receivables, all things being equal, one would expect reduced charge-off ratios. This is supported by the above overall trend of declining year-over-year quarterly charge-off rates in all quarters but the first quarter of 2012. This trend is muted to some degree, however, for our net charge-off ratio and our adjusted charge-off ratio (as discussed in more detail below) simply due to a change in the mix of our charge offs toward a higher relative level of principal charge offs versus finance and fee charge offs.

All of our charge-off ratios were skewed higher during the first quarter of 2012 by reason of the unique transaction opportunity mentioned in our Delinquencies discussion above. In future quarters (and absent any unique transaction opportunities like that experienced in the first quarter of 2012), we expect the general rate of decline in our charge-off ratios to moderate and our charge-off ratios to generally stabilize (subject to normal seasonal variations). Our expectation of a reduced rate of decline in our charge-off ratios is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, coupled with (2) an expectation of higher charge off rates on credit card receivables associated with credit card originations in the U.K.

Combined gross charge-off ratio. See the above general Charge Offs discussion.

Net charge-off ratio.  See the above general Charge Offs discussion.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. In the first and second quarters of 2011, the gap between the net charge-off ratio and the adjusted charge-off ratio widened (as it typically does following each portfolio acquisition at a discounted purchase price) because we determine our managed receivables statistics by treating the transaction in which our 50%-owned equity-method investee acquired our U.K. Portfolio structured financing trust notes as a deemed sale of the U.K. Portfolio trust receivables at their face amount, followed by the 50%-owned equity-method investee’s repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes. Although one would expect the gap between the net charge-off ratio and the adjusted charge-off ratio to gradually narrow (as we saw in the last two quarters of 2011) absent another portfolio acquisition, the unique transaction opportunity mentioned in our Delinquencies discussion above caused a significant widening of the gap between the net charge-off ratio and the adjusted charge-off ratio in the first quarter of 2012. That transaction opportunity caused our first quarter 2012 charge offs to be comprised of a disproportionally higher level of U.K. Portfolio charge offs than normal (for which significant levels of credit quality discount were accreted in the adjusted charge-off ratio computation in the first quarter of 2012).

We also note that our U.K. credit card receivables originations, which have produced high levels of delinquencies and charge offs for early vintages, caused a mix change whereby a greater proportion than typical of our net charge-offs in the fourth quarter of 2012 were comprised of receivables (i.e., early vintage U.K. receivables originations) not represented by those in portfolios purchased at discounted purchase prices. Accordingly, notwithstanding year-over-year declines in our fourth quarter combined gross charge-off  and net charge-off ratios, we experienced a slight increase in our fourth quarter 2012 adjusted charge-off ratio relative to that in the fourth quarter of 2011.

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

Notwithstanding the above, our addition of lower-tier credit card accounts in the U.K. in 2012 has temporarily reversed and delayed our generally declining total and gross yield ratio trends. While the addition of these accounts has resulted in temporary increases in our total and gross yield ratios, we expect these accounts to also reduce the rate of decline in our charge-off rates as the accounts season, mature, and charge off at higher rates than we experience on our liquidating pool of credit card receivables associated with closed credit card accounts.

We also note exceptions to the trendlines discussed above with respect to our total yield ratio wherein our fourth quarter 2012 and third quarter 2011 total yield ratios were depressed by respective $5.5 million and $5.3 million write-downs of our investments in non-marketable debt and equity securities.  Absent these write-downs, our total yield ratios would have been 22.9% in both the fourth quarter of 2012 and the third quarter of 2011. These write-downs also adversely impacted our Other Income ratio as discussed below.

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

Consistent with our experiences in the past few quarters, we expect a relatively stable low-double-digit net interest margin for the foreseeable future.

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

As generally experienced in 2011 and 2012, we expect a positive generally low single-digit other income ratio for the foreseeable future unless we experience material gains or losses associated with future debt repurchases, investment write-downs or other unique transactions, which could cause an increase or decrease in the ratio. Negatively affecting our other income ratio for the third quarter of 2011 were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested; excluding the impact of these write-downs, our other income ratio would have been 2.1%.  Similarly in the fourth quarter of 2012, we experienced other-than-temporary declines in the values of non-marketable debt and equity securities in the amount of $5.5 million; excluding the impact of these write-downs, our other income ratio would have been 4.3%.

Operating ratio. Although we have been highly focused on expense reduction and cost control efforts, our managed receivables levels are generally falling at faster rates than the rates at which we have been able thus far to reduce our costs (particularly when considering our fixed infrastructure costs and costs of other non-receivables-based business initiatives and investments). This accounts for the trendline of generally increasing operating ratios over the past several quarters.  In the fourth quarter of 2012, this trend was significantly offset due to the receipt of $10.0 million from a lender to compensate us for excess costs we incurred for the benefit of the lender in servicing a credit card portfolio that collateralized the lender’s loan to us; excluding the impact of this payment, our operating ratio would have been 20.2%.

Future Expectations

Because the accounts underlying substantially all of our credit card receivables are closed and because of expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to improve significantly from their current levels for the foreseeable future.

Our credit card operations within our Credit Cards and Other Investments segment are separate and distinct from our other operations. As such, if we were ever to conclude that the ongoing costs of these operations exceeded their benefits (i.e., cash flows to us and residual asset values), we could liquidate our credit card operations (either by continuing to allow them to decline in size or through more aggressive action) with minimal impact on future financial performance of our other operations. We reference the table included in Note 11, “Convertible Senior Notes,” to our consolidated financial statements, which quantifies the risk to our consolidated total equity position associated with a complete liquidation of our credit cards receivables portfolios.

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

Total yield ratio. Represents an annualized fraction, the numerator of which includes all finance charge and late fee income billed on all outstanding receivables, plus credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, plus gains (or less losses) on debt repurchases and other activities within our Credit Cards and Other Investments segment, and the denominator of which is average managed receivables.

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

Other income ratio. Represents an annualized fraction, the numerator of which includes credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, less all fee charge offs (with the exception of late fee charge offs, which are netted against the net interest margin), plus realized and unrealized gains (or less losses) on debt repurchases, investments in debt and equity securities, and other activities within our Credit Cards and Other Investments segment, and the denominator of which is average managed receivables.

Operating ratio. Represents an annualized fraction, the numerator of which includes all expenses (other than marketing and solicitation expenses) associated with our Credit Cards and Other Investments segment, net of any servicing income we receive from third parties, and the denominator of which is average managed receivables.

Auto Finance Segment

Our Auto Finance segment historically included a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, principally purchases and/or services loans secured by automobiles from or for and also provides floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.

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

Collectively, we currently serve more than 675 dealers through our Auto Finance segment in 37 states.

Managed Receivables Background

For reasons set forth previously within our Credit Cards and Other Investments segment discussion, we also provide managed-receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to our GAAP financial statements requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable.

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:
	At or for the Three Months Ended
	2012				2011
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$64,158	$67,858	$72,886	$75,275	$87,755	$99,237	$113,316	$128,254
Period-end managed accounts	23	23	24	24	26	27	29	30
Percent 30 or more days past due	14.0%	13.3%	10.7%	8.3%	12.8%	11.9%	10.2%	8.6%
Percent 60 or more days past due	5.0%	5.4%	3.6%	3.3%	4.9%	4.7%	3.8%	3.6%
Percent 90 or more days past due	2.1%	2.4%	1.1%	1.6%	2.1%	2.3%	1.5%	1.5%
Average managed receivables	$65,065	$69,538	$75,877	$80,503	$92,719	$106,881	$120,773	$140,132
Gross yield ratio	36.8%	35.3%	35.2%	33.9%	36.3%	35.5%	32.6%	29.2%
Adjusted charge-off ratio	5.9%	3.9%	4.2%	8.2%	8.3%	9.8%	10.9%	21.1%
Recovery ratio	3.5%	3.9%	4.7%	6.0%	7.1%	5.6%	7.0%	3.4%
Net interest margin	35.6%	23.8%	32.0%	17.0%	24.4%	25.6%	23.8%	20.5%
Other income ratio	3.8%	2.7%	2.3%	2.3%	1.4%	1.2%	0.9%	-11.2%
Operating ratio	26.1%	24.7%	24.0%	29.9%	21.3%	19.5%	18.7%	18.7%

Managed receivables.  Period-end managed receivables have gradually declined because we curtailed purchasing and origination activities within our ACC and JRAS operations prior to 2011 (and sold our JRAS operations, but not its underlying receivables, in February 2011). For all of the periods set forth above, only CAR continues to purchase/originate loans, but not at growth levels significant enough to offset the gradual liquidations of our ACC and JRAS portfolios’ managed receivables. ACC and JRAS managed receivables are substantially liquidated at this point, and we expect the pace of decline in our managed receivables levels to abate significantly over the next few quarters. We also expect to begin seeing net growth in our managed receivables within the next year.

Delinquencies.  Our ACC and JRAS receivables are substantially liquiditated and are at largely insignificant levels relative to our better performing CAR receivables, which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy accounted for the modest year-over-year general improvement in delinquency statistics through the end of the second quarter of 2012. Because the JRAS and ACC receivables are largely insignificant, we do not expect any material further improvements in our delinquency statistics associated with further liquidations of these receivables. Delinquencies rose somewhat within our CAR receivables portfolio in the third and fourth quarters of 2012, primarily due to seasonal patterns and a slightly weakened market. Delinquencies experienced in 2011 and early 2012 reflected historically low delinquency rates, and the current levels we are experiencing more closely represent what we would expect going forward. Even at the slightly elevated rates (when compared to last year), because we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against credit losses, we are not currently concerned that the rise in delinquencies will have a significantly adverse impact on our adjusted charge-off ratio.

Gross yield ratio, net interest margin and other income ratio.  With the exception of the first and third quarters of 2012, a general trend line of improving net interest margins is evident relative to comparable prior year periods due in part to liquidation of the JRAS and ACC receivables, thereby causing the better-performing CAR receivables to comprise a greater percentage of our average managed auto finance receivables. The terms of our ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the notes will be allocated to the note holders as additional compensation for the use of their capital. Significant recent improvements in performance of the ACC receivables caused us to resume significant accruals of contingent interest expense under the debt facility, and our accruals of such additional interest during the first and third quarters of 2012 caused the decline in our net interest margin relative to our improving net interest margin trend line. Because all principal under the ACC debt facility has now been repaid (and the only remaining obligation under the facility is for contingent interest that we have fully accrued at this point), we do not expect any significant future effects on our net interest margin associated with contingent interest under the ACC debt facility.

Consistent with our recent experiences, because our liquidating ACC and JRAS receivables are now largely insignificant relative to our total portfolio of auto finance receivables, the higher gross yields we achieve within our CAR operations generally are expected to continue to result in slightly higher trending gross yield ratios and net interest margins in future quarters relative to comparable prior year quarterly levels.

The principal component of our other income ratio was the gross profit that our former JRAS buy-here, pay-here operations generated from their auto sales prior to our sale of these operations in February 2011. As such, the other income ratio historically moved in relative tandem with the volume of JRAS’s auto sales. Our other income ratio in the first quarter of 2011 reflects the $4.6 million loss recognized on the sale of our JRAS operating assets in February 2011. Because of the sale of these operations (and the commensurate elimination of the principal source of other income), we expect an insignificant other income ratio for the foreseeable future in line with what we have experienced in 2012 quarters.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Our adjusted charge-off ratio was significantly elevated in the first quarter of 2011, principally reflecting the adverse effects of five 2010 JRAS lot closures and the corresponding negative impact this had on JRAS collections.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with our sale of our JRAS operations in February 2011 have declined and are now largely insignificant relative to our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio has declined significantly subsequent to the first quarter of 2011. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that not only contributed to the 2011 decline in our adjusted charge-off ratio, but is also expected to result in lower adjusted charge-off ratios in future quarters.  Also serving to reduce our second quarter 2011 adjusted charge-off ratio as well as increase our second quarter 2011 recovery ratio was a large sale of repossessed autos at auction related to the receivables of our former JRAS operations, which had accumulated a growing inventory of such vehicles leading into the second quarter of 2011 as well as increased recoveries experienced in our ACC portfolio.  A similar increase in recoveries was seen during the fourth quarter of 2011 in our ACC portfolio.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but more importantly, we expect our recovery rate to fall gradually with the declining effects of ACC and JRAS on our operations; CAR experiences significantly lower charge offs and recoveries than experienced in ACC’s and JRAS’s operations.

Operating ratio. We have experienced a modest general trend line of increasing year-over-year operating ratios, which largely reflects the higher costs of our CAR operations as a percentage of receivables than such operating costs of our ACC and JRAS operations as a percentage of their receivables in prior periods. (Such higher costs correspond with the significantly higher gross yield ratios and net interest margins within our CAR operations.) As noted above, our CAR receivables and operating costs now comprise a greater percentage of respective total Auto Finance segment receivables and operating costs given the gradual liquidation of ACC and JRAS receivables. Notwithstanding this general trend line, we do not expect a significantly higher operating ratio for the foreseeable future.  The spike in the first quarter of 2012 operating ratio arose due to an impairment charge of $1.2 million recognized during that quarter associated with unfavorable terms on the sublease of our former ACC offices and certain non-recurring costs we incurred in the collection of our JRAS receivables.

Future Expectations

Our CAR operations are performing well in the current environment (achieving consistent profitability) and are expected to continue at current levels for the foreseeable future. Generally offsetting these positive results are ACC and JRAS operations, which are expected to modestly depress overall Auto Finance segment results relative to CAR’s stand-alone results for 2012. However, because ACC’s and JRAS’s receivables are now substantially liquidated, they should have a small and further diminishing adverse future effect on the positive results we are experiencing within our CAR operations.  Additionally, planned modest expansions in 2013 will have an initial negative impact on our operating ratio as we incur start up costs associated with the new locations.

Liquidity, Funding and Capital Resources

We continue to see some dislocation in the availability of attractively priced and termed liquidity as a result of the market disruptions that began in 2007. This ongoing disruption has resulted in a decline in liquidity available to fund sub-prime credit card receivables, wider spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make against credit card receivables, and a decrease in advance rates for those loans.  Moreover, the most recent global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed financing for our originated credit card portfolio activities at attractive advance rates in the last down cycle (2001 through 2003), the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as those seen during the recent crisis. Additionally, while we were successful during that down cycle in obtaining asset-backed financing for credit card portfolio acquisitions at attractive advance rates, pricing and other terms, that financing has not been available from traditional market participants since the advent of the most recent crisis.

Although we are hopeful that subprime credit card liquidity markets ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that such liquidity markets will not return to more traditional levels in the near term. We have closed substantially all of our credit card accounts (other than those associated with our U.K. accounts). To the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while continuing to enhance shareholder value to the greatest extent possible.

All of our Credit Cards and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts with no bullet repayment requirements or refinancing balance sheet risks to us. Accordingly, we now have only one structured financing facility that presents repayment requirements or refinancing balance sheet risks to us—that being our CAR structured finance facility into which we entered in October of 2011 and which does not mature until October 2014.

Our focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs. For example, as noted throughout this Report, we have closed substantially all of our credit card accounts (other than those underlying our accounts in the U.K.); consequently, our portfolio of our managed credit card receivables is expected to show net liquidations for the foreseeable future.

At December 31, 2012, we had $67.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the year ended December 31, 2012 are as follow:

•
During the year ended December 31, 2012, we generated $32.9 million in cash flows from operations compared to $83.8 million of cash flows from operations generated during the year ended December 31, 2011. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the year ended December 31, 2012 relative to the same period in 2011, given diminished receivables levels, (2) the lack of any finance and fee collections associated with our U.K. Internet micro-loan operations in the year ended December 31, 2012, given our sale of these operations in April 2011, and (3) reduced net liquidations of receivables associated with our JRAS operations in 2012 versus 2011.

•
During the year ended December 31, 2012, we generated $199.3 million of cash through our investing activities, compared to generating $433.5 million of cash in investing activities during the year ended December 31, 2011.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2012 based on the shrinking size of our liquidating credit card and auto finance receivable portfolios, as well as the net proceeds we received from the sale of our MEM and JRAS operations during the year ended December 31, 2011.  Offsetting this decline are net proceeds received during the year ended December 31, 2012 from the sale of our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations.

•
During the year ended December 31, 2012, we used $309.4 million of cash in financing activities, compared to our use of $458.6 million of cash in financing activities during the year ended December 31, 2011. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Beyond the effects of higher 2011 than 2012 repayment levels based on receivables liquidations under our structured financing facilities, we used more cash to fund stock repurchases in 2011 than in 2012. We used $105.0 million in proceeds to repurchase stock in a April 2011 tender offer, versus our use of $82.5 million to repurchase stock in a September 2012 tender offer. These effects were partially offset, however, by the fact that we used only $59.7 million of cash for convertible senior notes repurchases in the year ended December 31, 2011, versus the $83.5 million we used to repay our 3.625% convertible senior notes upon the exercise by note holders of a put right in May 2012.

We note that the $67.9 million in aggregate December 31, 2012 unrestricted cash referenced above represents the aggregate of all unrestricted cash held by our various business subsidiaries.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) potential receivables portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014.

Lastly, we note that as of this Report date the only remaining material refunding or refinancing risks to us are those of the CAR financing facility into which we entered in October 2011 and which does not mature until October 2014 and our 5.875% convertible senior notes which are due in November 2035.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 12, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, we describe below the areas for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements.

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

In determining whether we are entitled to recognize, and in measuring the level of benefits that we are entitled to recognize associated with, uncertain tax positions, we (and experts we have hired to advise us) make an evaluation of the technical merits of a tax position derived from sources of authorities in the tax law (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances underlying our tax position. Although we believe we are several years away from ultimate resolution, and possible settlement and payment, with respect to our uncertain tax positions, including those taken in the 2007 and 2008 years under audit by the Internal Revenue Service, it is possible that we may ultimately resolve one or more uncertain tax positions in a manner that differs from the liabilities we have recorded associated with such positions under our recognition and measurement determinations.

To the extent that our ultimate resolutions result in less liability than we have recorded associated with our uncertain tax positions, we could experience a material release of liability, increase in income, and greater liquidity than our investors might otherwise expect. Alternatively, to the extent that our ultimate resolutions result in more liability than we have recorded, our results of operations and liquidity could be materially adversely affected.

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

See the Index to Financial Statements in Item 15, “Exhibits and Financial Statements Schedules.”

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for Atlanticus Holdings Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2012, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2012. During the fourth quarter of our year ended December 31, 2012, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We maintain two stock-based employee compensation plans (our Employee Stock Purchase Plan or “ESPP” and our 2008 Equity Incentive Plan). The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares (of which 953,518 remained as of December 31, 2012). Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated.

All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase common stock in Atlanticus up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period.

The following table provides information about our outstanding option and restricted stock unit awards as of December 31, 2012.
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Vesting of Restricted Stock Units (1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Employee Compensation Plans (Excluding Securities Reflected in First Column) (2)
Equity compensation plans previously approved by security holders	522,492	$40.99	1,013,518
Equity compensation plans not approved by security holders	—	—	—
Total	522,492	$40.99	1,013,518

(1)	Does not include outstanding shares of previously awarded restricted stock.
(2)	Includes 953,518 options or other share-based awards available under our 2008 Equity Incentive Plan and 60,000 shares available under our ESPP as of December 31, 2012.

Further information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number		Description of Exhibit	Incorporated by Reference from Atlanticus’s SEC Filings Unless Otherwise Indicated(1)
2.1
Agreement for the sale and purchase of the entire issued share capital of Purpose UK Holdings Limited and certain shares in MEM Holdings Limited, dated December 31, 2010, among CCRT International Holdings B.V., Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation), Dollar Financial U.K. Limited and Dollar Financial Corp.
March 4, 2011, Form 10-K, exhibit 2.2
2.2
Asset Purchase Agreement, dated August 5, 2011, by and among Advance America, Cash Advance Centers, Inc., AAFA Acquisition, Inc., Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation), CCIP Corp. (formerly CompuCredit Intellectual Property Holdings Corp. II), Valued Services, LLC, Valued Services of Alabama, LLC, Valued Services of Colorado, LLC, Valued Services of Kentucky, LLC, Valued Services of Oklahoma, LLC, Valued Services of Mississippi, LLC, Valued Services of Tennessee, LLC, Valued Services of Wisconsin, LLC, Valued Services of Ohio, LLC, VS of Ohio, LLC, Valued Services of South Carolina, LLC, and VS of South Carolina, LLC.
August 8, 2011, Form 8-K, exhibit 2.1
2.3		Membership Interest Purchase Agreement between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and JCAP Transitory Acquisition Sub, LLC	August 9, 2012, Form 10-Q, exhibit 2.1
3.1		Articles of Incorporation.	June 8, 2009, Proxy Statement/Prospectus, Annex B
3.1	(a)	Articles of Amendment to Articles of Incorporation	November 30, 2012, Form 8-K exhibit 3.1
3.2		Amended and Restated Bylaws (as amended through November 30, 2012).	November 30, 2012, Form 8-K exhibit 3.2
4.1		Form of common stock certificate.	July 7, 2009, Form 8-K, exhibit 3.3
4.2		Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	May 31, 2005, Form 8-K, exhibit 4.1
4.3		Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	July 7, 2009, Form 8-K, exhibit 4.1
4.4		Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	November 28, 2005, Form 8-K, exhibit 4.1
4.5		Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	July 7, 2009, Form 8-K, exhibit 4.2
10.1		Stockholders Agreement dated as of April 28, 1999.	January 18, 2000, Form S-1, exhibit 10.1
10.2	†	2008 Equity Incentive Plan	April 16, 2008, Schedule 14A, Appendix A
10.2	(a)†	Form of Restricted Stock Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.2
10.2	(b)†	Form of Restricted Stock Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.3
10.2	(c)†	Form of Stock Option Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.4
10.2	(d)†	Form of Stock Option Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.5
10.2	(e)†	Form of Restricted Stock Unit Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.6
10.2	(f)†	Form of Restricted Stock Unit Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.7
10.3	†	Amended and Restated Employee Stock Purchase Plan.	April 16, 2008, Schedule 14A, Appendix B
10.4	†	Amended and Restated Employment Agreement for Richard R. House, Jr.	December 29, 2008, Form 8-K, exhibit 10.4
10.4	(a)†	Restricted Stock Agreement, dated May 9, 2006 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.1
10.4	(b)†	Option Agreement, dated May 9, 2006 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.2

Exhibit Number		Description of Exhibit	Incorporated by Reference from Atlanticus’s SEC Filings Unless Otherwise Indicated (1)
10.5	†	Amended and Restated Employment Agreement for David G. Hanna.	December 29, 2008, Form 8-K, exhibit 10.1
10.6	†	Amended and Restated Employment Agreement for Richard W. Gilbert.	December 29, 2008, Form 8-K, exhibit 10.3
10.7	†	Amended and Restated Employment Agreement for J.Paul Whitehead, III.	August 9, 2012, Form 10-Q, exhibit 10.1
10.8	†	Outside Director Compensation Package.	Filed herewith
10.9		Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and Credigistics Corporation (formerly CompuCredit Corporation).	November 14, 2000, Form 10-Q, exhibit 10.1
10. 9	(a)	First Amendment to Master Indenture dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.1(a)
10. 9	(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)
10. 9	(c)	Third Amendment to Master Indenture dated as of March 18, 2002.	March 1, 2004, Form 10-K, exhibit 10.9(c)
10. 9	(d)	Form of Indenture Supplement.	November 22, 2000, Form 10-Q/A, exhibit 10.1(b)
10. 9	(e)	Amended and Restated Series 2004-One Indenture Supplement, dated March 1, 2010, to the Master Indenture.	June 25, 2010, Form 8-K/A, exhibit 10.2
10. 9	(f)
Transfer and Servicing Agreement, dated as of July 14, 2000, among CCFC Corp. (formerly CompuCredit Funding Corp.), Credigistics Corporation (formerly CompuCredit Corporation), CompuCredit Credit Card Master Note Business Trust and The Bank of New York.
March 24, 2003, Form 10-K, exhibit 10.11
10. 9	(g)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.2(a)
10. 9	(h)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10. 9	(i)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)
10. 9	(j)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)
10. 9	(k)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)
10. 9	(l)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)
10. 9	(m)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)
10. 9	(n)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004.	March 2, 2006, Form 10-K, exhibit 10.10(o)
10. 9	(o)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(p)

Exhibit Number		Description of Exhibit	Incorporated by Reference from Atlanticus’s SEC Filings unless Otherwise Indicated (1)
10.10
Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc.,  CCFC Corp. (formerly CompuCredit Funding Corp.), Credigistics Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust.
June 25, 2010, Form 8-K/A, exhibit 10.1
10.11		Share Lending Agreement.	November 22, 2005, Form 8-K, exhibit 10.1
10.11	(a)	Amendment to Share Lending Agreement	March 6, 2012, Form 10-K, exhibit 10.12(a)
10.12		Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.1
10.12	(a)	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.2
10.12	(b)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.3
10.12	(c)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation.	August 1, 2007, Form 10-Q, exhibit 10.4
10.12	(d)
Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CompuCredit International Acquisition Corporation.
August 1, 2007, Form 10-Q, exhibit 10.5
10.12	(e)	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.6
10.12	(f)
Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CIAC Corporation (formerly CompuCredit International Acquisition Corporation), Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas.
August 1, 2007, Form 10-Q, exhibit 10.7
10.13		Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Credigistics Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1

Exhibit Number		Description of Exhibit	Incorporated by Reference from Atlanticus’s SEC Filings unless Otherwise Indicated (1)
10.14		Loan and Security Agreement, dated October 4, 2011 among CARS Acquisition LLC, et al and Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.14	(a)	Agreement by Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) in favor of Wells Fargo Preferred Capital, Inc	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.15		Credit Agreement, dated November 2, 2011, by and among Jefferson Capital Systems, LLC, Jefferson Capital Card Services, LLC and The Private Bank and Trust Company	February 24, 2012, Form 8-K/A, exhibit 10.1
10.15	(a)	Security Agreement, dated November 2, 2011 by and between Jefferson Capital Systems, LLC and The Private Bank and Trust Company.	February 24, 2012, Form 8-K/A, exhibit 10.2
10.15	(b)	Security Agreement, dated November 2, 2011 by and between Jefferson Capital Card Services, LLC and The Private Bank and Trust Company.	February 24, 2012, Form 8-K/A, exhibit 10.3
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of BDO USA, LLP.	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith
95		Mine Safety Disclosure	Filed Herewith
99.1		Charter of the Audit Committee of the Board of Directors.	Filed Herewith
99.2		Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2
101.INS		XBRL Instance Document	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.
(1)	Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Credigistics Corporation) (File No. 000-25751), our predecessor issuer.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Atlanticus Holdings Corporation

We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlanticus Holdings Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Atlanta, Georgia

February 25, 2013

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	December 31,
	2012	2011

Assets
Unrestricted cash and cash equivalents	$67,915	$144,913
Restricted cash and cash equivalents	12,921	23,759
Loans and fees receivable:
Loans and fees receivable, net (of $8,252 and $7,480 in deferred revenue and $8,763 and $7,156 in allowances for uncollectible loans and fees receivable at December 31, 2012 and December 31, 2011, respectively)	59,952	64,721
Loans and fees receivable pledged as collateral under structured financings, net (of $22 and $511 in deferred revenue and $2,388 and $7,537 in allowances for uncollectible loans and fees receivable at December 31, 2012 and December 31, 2011, respectively)	9,673	31,902
Loans and fees receivable, at fair value	20,378	28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	133,595	238,763
Investments in previously charged-off receivables	-	37,110
Property at cost, net of depreciation	7,192	8,098
Investments in equity-method investees	37,756	49,862
Deposits	16,397	2,968
Prepaid expenses and other assets	14,647	17,585
Total assets	$380,426	$647,907
Liabilities
Accounts payable and accrued expenses	$38,596	$47,140
Notes payable, at face value	22,670	23,765
Notes payable associated with structured financings, at face value	4,077	23,151
Notes payable associated with structured financings, at fair value	140,127	241,755
Convertible senior notes	95,335	176,400
Income tax liability	60,434	59,368
Total liabilities	361,239	571,579

Commitments and contingencies (Note 13)

Equity
Common stock, no par value, 150,000,000 shares authorized: 15,509,179 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2012; and 31,997,581 shares issued and 23,559,402 shares outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2011	-	-
Additional paid-in capital	211,122	294,246
Treasury stock, at cost, 0 and 8,438,179 shares at December 31, 2012 and December 31, 2011, respectively	-	(187,615)
Accumulated other comprehensive loss	(1,154)	(2,257)
Retained deficit	(190,673)	(28,257)
Total shareholders’ equity	19,295	76,117
Noncontrolling interests	(108)	211
Total equity	19,187	76,328
Total liabilities and equity	$380,426	$647,907

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011
Interest income:
Consumer loans, including past due fees	$85,801	$144,331
Other	1,009	1,186
Total interest income	86,810	145,517
Interest expense	(31,124)	(43,828)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	55,686	101,689
Fees and related income on earning assets	68,210	94,565
Losses upon charge off of loans and fees receivable recorded at fair value	(90,128)	(139,480)
Provision for losses on loans and fees receivable recorded at net realizable value	(16,770)	(1,089)
Net interest income, fees and related income on earning assets	16,998	55,685
Other operating income:
Servicing income	16,233	3,281
Other Income	2,487	7,070
Equity in income of equity-method investees	9,288	32,657
Total other operating income	28,008	43,008
Other operating expense:
Salaries and benefits	17,317	21,022
Card and loan servicing	41,095	45,345
Marketing and solicitation	2,996	3,620
Depreciation	2,742	4,642
Other	24,687	26,110
Total other operating expense	88,837	100,739
Loss on from continuing operations before income taxes	(43,831)	(2,046)
Income tax benefit	15,609	994
Loss on continuing operations	(28,222)	(1,052)
Discontinued operations:
Income from discontinued operations before income taxes	69,063	140,063
Income tax expense	(16,709)	(3,947)
Income from discontinued operations	52,354	136,116
Net income	24,132	135,064
Net loss (income) attributable to noncontrolling interests (including $1,129 of income associated with noncontrolling interests in discontinued operations during the year ended December 31, 2011)	319	(1,047)
Net income attributable to controlling interests	$24,451	$134,017
Loss on continuing operations attributable to controlling interests per common share—basic	$(1.45)	$(0.04)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(1.45)	$(0.04)
Income from discontinued operations attributable to controlling interests per common share—basic	$2.72	$5.25
Income from discontinued operations attributable to controlling interests per common share—diluted	$2.71	$5.23
Net income attributable to controlling interests per common share—basic	$1.27	$5.21
Net income attributable to controlling interests per common share—diluted	$1.26	$5.19

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the Year Ended December 31,
	2012	2011
Net income	$24,132	$135,064
Other comprehensive income:
Foreign currency translation adjustment	1,147	588
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	(19)	2,699
Income tax (expense) benefit related to other comprehensive income	(25)	64
Comprehensive income	25,235	138,415
Comprehensive loss (income) attributable to noncontrolling interests	319	(1,047)
Comprehensive income attributable to controlling interests	$25,554	$137,368

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Years Ended December 31, 2012 and 2011
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity

Balance at December 31, 2010	46,217,050	—	$408,751	$(208,696)	$(5,608)	$(151,609)	$18,979	$61,817
Use of treasury stock for stock-based compensation plans	(550,414)	—	(13,804)	24,469	—	(10,665)	—	—
Compensatory stock issuances	35,677	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	2,460	—	—	—	—	2,460
Purchase of treasury stock	—	—	—	(3,388)	—	—	—	(3,388)
Repurchase of noncontrolling interests	—	—	5,385	—	—	—	(20,243)	(14,858)
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	663	663
Redemption and retirement of shares	(13,704,732)		(105,000)	—	—	—	—	(105,000)
Consolidation of variable interest entity	—	—	—	—	—	—	(235)	(235)
Settlement of stock-based compensation plan	—	—	(3,513)	—	—	—	—	(3,513)
Net income	—	—	—	—	—	134,017	1,047	135,064
Foreign currency translation adjustment, net of tax	—	—	(33)	—	3,351	—		3,318
Balance at December 31, 2011	31,997,581	-	294,246	(187,615)	(2,257)	(28,257)	211	76,328
Use of treasury stock for stock-based compensation plans	(118,277)	-	(944)	5,169	-	(4,225)	-	-
Compensatory stock issuances	199,777	-	-	-	-	-	-	-
Amortization of deferred stock-based compensation costs	-	-	320	-	-	-	-	320
Purchase of treasury stock	-	-	-	(196)	-	-	-	(196)
Redemption and retirement of shares	(16,569,902)	-	(82,500)	182,642	-	(182,642)	-	(82,500)
Net income	-	-	-	-	-	24,451	(319)	24,132
Foreign currency translation adjustment, net of tax	-	-	-	-	1,103	-	-	1,103
Balance at December 31, 2012	15,509,179	$-	$211,122	$-	$(1,154)	$(190,673)	$(108)	$19,187

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Months Ended December 31,
	2012	2011
Operating activities
Net income	$24,132	$135,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,574	6,187
Losses upon charge off of loans and fees receivable recorded at fair value	90,128	139,480
Provision for losses on loans and fees receivable	19,343	20,576
Accretion of discount on convertible senior notes	2,428	6,442
Stock-based compensation expense	320	2,460
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(59,352)	(90,978)
Deferred taxes	329	374
Income from equity-method investments	(9,288)	(32,657)
Gain on buy-out of equity-method investee members	-	(619)
Net gain on sale of subsidiary operations	(57,341)	(106,481)
Other non cash adjustments to income	1,602	(261)
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease (increase) in uncollected fees on earning assets	15,597	(12,617)
Decrease in JRAS auto loans receivable	3,801	12,805
Increase (decrease) in income tax liability	737	(3,903)
(Increase) decrease in prepaid expenses	(3,734)	9,001
Decrease in accounts payable and accrued expenses	(3,501)	(4,660)
Other	5,172	3,560
Net cash provided by operating activities	32,947	83,773
Investing activities
Decrease in restricted cash	9,611	13,752
Investment in equity-method investees	(1,354)	(34,336)
Proceeds from equity-method investees	23,808	23,383
Investments in earning assets	(227,293)	(611,231)
Proceeds from earning assets	298,009	852,419
Investments in subsidiaries	(3,514)	(2,013)
Net cash associated with newly acquired consolidated subsidiaries	-	1,025
Proceeds from sale of subsidiary operations	102,191	192,054
Purchases and development of property, net of disposals	(2,186)	(1,541)
Net cash provided by investing activities	199,272	433,512
Financing activities
Noncontrolling interests contributions, net	-	663
Purchase of outstanding stock subject to tender offer	(82,500)	(105,000)
Purchase of treasury stock	(196)	(3,388)
Purchases of noncontrolling interests	-	(4,067)
Proceeds from borrowings	21,280	33,462
Repayment of borrowings	(247,983)	(380,288)
Net cash used in financing activities	(309,399)	(458,618)
Effect of exchange rate changes on cash	182	896
Net (decrease) increase in unrestricted cash	(76,998)	59,563
Unrestricted cash and cash equivalents at beginning of period	144,913	85,350
Unrestricted cash and cash equivalents at end of period	$67,915	$144,913
Supplemental cash flow information
Cash paid for interest	$28,959	$38,083
Net cash income tax payments	$49	$6,479
Supplemental non-cash information
Issuance of stock options and restricted stock	$559	$303
Notes payable associated with capital leases	$182	$-

See accompanying notes.

 Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control, principally our majority-owned subsidiaries. We are primarily focused on providing financial services. Through our subsidiaries, we offer an array of financial products and services to a market represented by credit risks that regulators classify as “sub-prime.” As discussed further below, we reflect our continuing business lines within two reportable segments:  Credit Cards and Other Investments; and Auto Finance. See also Note 4, “Segment Reporting,” for further details.

On November 28, 2012, we announced a change in our name from CompuCredit Holdings Corporation to Atlanticus Holdings Corporation, and we changed our NASDAQ ticker symbol from “CCRT” to “ATLC.”  The name change became effective on November 30, 2012.  Our common stock began trading under our new ticker symbol on December 3, 2012.

We traditionally have served our customers principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables. We closed substantially all of the credit card accounts underlying our credit card receivables portfolios in 2009. The only open credit card accounts underlying our credit card receivables are those generated through our credit card products in the U.K.  Several of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for some of these portfolios, our only remaining economic interest is the servicing compensation that we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. We have been successful in partnering with certain financing partners to purchase the debt underlying two of our portfolios, and we are pursuing other similar transactions. Beyond these activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit whereby we partner with retailers to provide credit at the point of sale to their customers. We specialize in providing this "second look" credit service in various industries across the U.S.  Using our global infrastructure and technology platform, we also provide loan servicing activities, including underwriting, marketing, customer service and collections operations for third parties. Lastly, through our Credit Cards and Other Investments segment, we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for and also provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We purchase the auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities.

In August 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations.  As a result, these operations are included as discontinued operations for all periods presented within our consolidated statements of operations.  Also included within discontinued operations for all periods presented are the activities of our former MEM and Retail Micro-Loans segment operations, which we sold in 2011. We had no business operating assets that were held for sale as of December 31, 2012.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance GAAP, under which we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheet at December 31, 2012 and 2011; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations for the years ended December 31, 2012 and 2011. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations.

We have reclassified certain amounts in our prior period consolidated financial statements related to discontinued operations to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

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

Restricted Cash

Restricted cash as of December 31, 2012 and 2011 includes certain collections on loans and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, net; (2) loans and fees receivable pledged as collateral under structured financings, net; (3) loans and fees receivable, at fair value; and (4) loans and fees receivable pledged as collateral under structured financings, at fair value.

Loans and Fees Receivable, Net.  Our two categories of loans and fees receivable, net, currently consist of receivables carried at net realizable value (1) associated with (a) U.K. credit card and U.S. private label merchant and other credit products currently being marketed within our Credit Cards and Other Investments segment and (b) our Auto Finance segment’s CAR and former JRAS operations (all the aforementioned being labeled in loans and fees receivable, net), and (2) associated with our former ACC auto finance business, which is separately labeled as pledged as collateral for a non-recourse asset-backed structured financing facility.  Our Credit Cards and Other Investments segment loans and fees receivable generally are unsecured, while our Auto Finance segment loans and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title.

As applicable, we show loans and fees receivable net of both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”). For example, our private label merchant and auto finance loans and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of loan discounts which we recognize over the life of each loan.

For our loans and fees receivable carried at net realizable value (i.e., as opposed to those carried at fair value), we provide an allowance for uncollectible loans and fees receivable for loans and fees receivable we believe we ultimately will not collect as a result of incurred losses. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary.

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this Report are as follows:

	Balance at December 31, 2011	Additions	Subtractions	Assets Sold	Balance at December 31, 2012
Loans and fees receivable, gross	$119.3	$178.7	$(190.3)	$(18.6)	$89.1
Deferred revenue	(8.0)	(26.5)	26.2	$-	(8.3)
Allowance for uncollectible loans and fees receivable	(14.7)	(19.4)	19.3	$3.6	(11.2)
Loans and fees receivable, net	$96.6	$132.8	$(144.8)	$(15.0)	$69.6

	Balance at December 31, 2010	Additions	Subtractions	Transfer to Assets Held for Sale	Balance at December 31, 2011
Loans and fees receivable, gross	$227.7	$366.6	$(432.7)	$(42.3)	$119.3
Deferred revenue	(20.5)	(36.9)	43.6	5.8	(8.0)
Allowance for uncollectible loans and fees receivable	(37.6)	(9.9)	28.8	4.0	(14.7)
Loans and fees receivable, net	$169.6	$319.8	$(360.3)	$(32.5)	$96.6

As of December 31, 2012 and 2011, the weighted average remaining accretion periods for the $8.3 million and $8.0 million, respectively, of deferred revenue reflected in the above tables were 12.7 and 13.3 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Year Ended December 31, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(8.4)	$(2.3)	$(14.7)
Provision for loan losses (includes $2.6 million of provision netted within income from discontinued operations)	(14.6)	1.0	(5.8)	(19.4)
Charge offs	11.2	7.6	4.7	23.5
Recoveries	(0.8)	(3.3)	(0.1)	(4.2)
Sale of Assets	3.6	-	-	3.6
Balance at end of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Balance at end of period individually evaluated for impairment	$-	$-	$-	$-
Balance at end of period collectively evaluated for impairment	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Loans and fees receivable:
Loans and fees receivable, gross	$7.2	$64.2	$17.7	$89.1
Loans and fees receivable individually evaluated for impairment	$-	$-	$-	$-
Loans and fees receivable collectively evaluated for impairment	$7.2	$64.2	$17.7	$89.1

For the Year Ended December 31, 2011	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(28.3)	$(5.3)	$(37.6)
Provision for loan losses (includes $8.8 million of provision netted within income from discontinued operations)	(4.2)	3.7	(9.4)	(9.9)
Charge offs	5.3	16.7	8.8	30.8
Recoveries	(1.1)	(1.2)	(0.4)	(2.7)
Transfer to assets held for sale	-	-	4.0	4.0
Sale of assets	-	0.7	-	0.7
Balance at end of period	$(4.0)	$(8.4)	$(2.3)	$(14.7)
Balance at end of period individually evaluated for impairment	$-	$(0.2)	$-	$(0.2)
Balance at end of period collectively evaluated for impairment	$(4.0)	$(8.2)	$(2.3)	$(14.5)
Loans and fees receivable:
Loans and fees receivable, gross	$20.5	$91.5	$7.3	$119.3
Loans and fees receivable individually evaluated for impairment	$-	$0.6	$-	$0.6
Loans and fees receivable collectively evaluated for impairment	$20.5	$90.9	$7.3	$118.7

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	As of December 31,
	2012	2011
Current loans receivable	$71.4	$100.9
Current fees receivable	0.8	1.9
Delinquent loans and fees receivable	16.9	16.5
Loans and fees receivable, gross	$89.1	$119.3

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

We consider loan delinquencies a key indicator of credit quality as it provides the best ongoing estimate of how a particular class of receivables is performing.  An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of December 31, 2012 and 2011 is as follows:

As of December 31, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.7	$5.4	$0.6	$6.7
60-89 days past due	1.0	2.0	0.5	3.5
90 or more days past due	4.2	1.6	0.9	6.7
Delinquent loans and fees receivable, gross	5.9	9.0	2.0	16.9
Current loans and fees receivable, gross	1.3	55.2	15.7	72.2
Total loans and fees receivable, gross	$7.2	$64.2	$17.7	$89.1
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$0.5	$-	$0.5

As of December 31, 2011	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.8	$6.9	$0.7	$8.4
60-89 days past due	0.7	2.5	0.6	3.8
90 or more days past due	1.5	1.9	0.9	4.3
Delinquent loans and fees receivable, gross	3.0	11.3	2.2	16.5
Current loans and fees receivable, gross	17.5	80.2	5.1	102.8
Total loans and fees receivable, gross	$20.5	$91.5	$7.3	$119.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$1.3	$-	$1.3

Loans and Fees Receivable, at Fair Value.  Both categories of our loans and fees receivable held at fair value  represent receivables underlying credit card securitization trusts that were consolidated onto our consolidated balance sheet pursuant to accounting rules changes on January 1, 2010, some portfolios of which are unencumbered (those labeled loans and fees receivables, at fair value) and some of which are still encumbered under structured financing facilities (those labeled loans and fees receivable pledged as collateral under structured financings, at fair value). Further details concerning our loans and fees receivable held at fair value are presented within Note 7, “Fair Value of Assets and Liabilities.”

Investments in Previously Charged-Off Receivables

In August 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit Cards and Other Investments segment. The sales price included (1) consideration at closing of $119.7 million (cash of $106.7 million and a note receivable issued to us at closing of $13.0 million, which was subsequently repaid), of which $10.0 million in cash is being held in escrow for 12 months following the closing date of the transaction to satisfy certain indemnification provisions, and (2) an additional $10.8 million in cash we received in the fourth quarter of 2012 upon the achievement of certain targets. Our basis in the net assets that were included in the sale was $67.0 million resulting in a gain on sale (after related expenses and recognition of the additional contingent consideration) of $57.3 million, which is reported within our income from discontinued operations category on our consolidated statements of operations.

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities leading up to our sale of these operations:

	For the Year Ended December 31,
	2012	2011
Unrecovered balance at beginning of period	$37,110	$29,889
Acquisitions of defaulted accounts	47,958	46,974
Cash collections	(62,614)	(82,236)
Cost-recovery method income recognized on defaulted accounts (included as a component of discontinued operations on our consolidated statements of operations)	33,150	42,483
Sale of unrecovered balance	(55,604)	-
Unrecovered balance at end of period	$-	$37,110

Deposits

Deposits include various amounts required to be maintained with our landlords, third-party issuing and other banking relationships and retail electronic payment network providers associated with our ongoing credit card efforts in the U.K.  Also included is $10.0 million held in escrow for 12 months following the closing date of the sale of our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, to satisfy certain indemnification provisions.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. These prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms and (2) certain notes receivable, including a note receivable associated with the sale of our JRAS’s operations in February 2011 as discussed further in Note 10, “Notes Payable.”

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

We periodically review our property to determine if it is impaired, and we experienced no material impairments in 2012 or 2011 other than those associated with an Alabama start-up coal strip mine operation that has now ceased mining operations.

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investments in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture with an unrelated third party that purchased all (then $164.0 million in face amount) of the outstanding notes issued out of the structured financing trust underlying our U.K. portfolio of credit card receivables (the “U.K. Portfolio”) for a discounted purchase price of $64.5 million in cash, a price that the joint venture partners determined to be attractive based on a discounted cash flow analysis of the remaining expected payments on the notes (all of which were allocable to the class “A” portion of the outstanding notes given that no payments were expected associated with the class “B” portion of the outstanding notes thereby rendering them worthless). At the time of their acquisition by the joint venture, we carried the notes as a liability on our consolidated balance sheet at their fair value of $98.7 million. The 50.0%-owned joint venture elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.  We record our respective interests in the income of our equity-method investees within the equity in income of equity-method investees category on our consolidated statements of operations.

In January 2011, we acquired an additional 47.5% interest in a 47.5% equity-method investee which we had historically accounted for under the equity method of accounting, thereby bringing our aggregate interest in this entity to a 95.0% ownership threshold and leading us to conclude that the assets and liabilities of this entity should be consolidated within our consolidated balance sheets. Additionally, we acquired the remaining 5.0% noncontrolling interest in April 2011 bringing our total ownership to 100% for all subsequent financial reporting periods.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) fees associated with our credit products, including the receivables underlying our U.S. private label merchant credit activities, and our credit card receivables; (2) changes in the fair value of loans and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; (4) (losses) gains associated with our investments in securities; and (6) gross losses from auto sales formerly conducted within our Auto Finance segment. We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period. Similarly, fees on our other credit products are generally recognized when earned, which coincides with the time they are charged to the customer’s account.

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Year Ended December 31,
	2012	2011
Fees on credit products	$16,478	$10,474
Changes in fair value of loans and fees receivable recorded at fair value (1)	89,502	181,502
Changes in fair value of notes payable associated with structured financings recorded at fair value	(30,150)	(90,524)
Losses on investments in securities	(4,254)	(4,449)
Loss on sale of JRAS assets	-	(4,648)
Other	(3,366)	2,210
Total fees and related income on earning assets	$68,210	$94,565

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

Marketing and Solicitation Expenses

We generally expense credit card account and other product solicitation costs, including printing, credit bureaus, list processing costs, telemarketing, postage and Internet marketing fees, as we incur these costs or expend resources; however, we do capitalize certain direct receivables origination costs and amortize them over account lives.

 Recent Accounting Pronouncements

In August 2012, the Financial Accounting Standards Board (“FASB”) issued proposed guidance that requires enhanced disclosures for reclassification adjustments out of accumulated other comprehensive income (“AOCI”).  The proposed disclosures would require an entity to break the current period changes in the accumulated balances for each component of other comprehensive income into two categories—amounts reclassified out of AOCI, and everything else.  Additional disclosures would be required displaying significant items reclassified out of each component of AOCI, including (1) the line items impacted for those items being reclassified into earnings and (2) a cross-reference to the financial statement notes where further discussion is contained for those items not reclassified into earnings.  A final rule was issued in February 2013 and is first effective for us for our financial reporting period ending March 31, 2013.  We currently are evaluating the impact of this new guidance, although we do not expect it to be material to our consolidated financial statements.

In December 2011, the FASB issued guidance requiring entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard is effective for us for our financial reporting period ending March 31, 2013, and the disclosures are to be applied retrospectively for all comparative periods presented. We currently are evaluating the impact of this new guidance, although we do not expect it to be material to our consolidated financial statements.

In May 2011, the FASB issued amended guidance on fair value that is intended to provide a converged fair value framework for U.S. GAAP and IFRS. The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While the amended guidance continues to define fair value as an exit price, it changes some fair value measurement principles and expands the existing disclosure requirements for fair value measurements. The amended guidance is effective for public entities for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application and disclosure in the period of adoption of the change, if any, in valuation techniques and related inputs resulting from application of the amendments and quantification of the total effect, if practicable. We adopted the amended guidance in the first quarter of 2012 and it had no material effects on our consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after December 31, 2012, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

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

	For the Year Ended December 31,
	2012	2011
Net interest income, fees and related income on earning assets	$37,137	$118,846
Gain on sale of assets	57,341	108,829
Other operating expense	25,415	87,612
Income before income taxes	69,063	140,063
Income tax expense	(16,709)	(3,947)
Net income	$52,354	$136,116
Net income attributable to noncontrolling interests	$-	$1,129

There were no assets held for sale on either our December 31, 2012 or December 31, 2011 consolidated balance sheets.

4.	Segment Reporting

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

 As of both December 31, 2012 and 2011, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2012 and 2011 revenues associated with our continuing operations has been generated outside of the U.S.

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

	Credit Cards
	and Other	Auto
Year Ended December 31, 2012	Investments	Finance	Total
Interest income:
Consumer loans, including past due fees	$61,423	$24,378	$85,801
Other	740	269	1,009
Total interest income	62,163	24,647	86,810
Interest expense	(25,472)	(5,652)	(31,124)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	36,691	18,995	55,686
Fees and related income on earning assets	66,939	1,271	68,210
Servicing income	15,438	795	16,233
Equity in income of equity-method investees	9,288	-	9,288
Income tax benefit (expense)	17,989	(2,380)	15,609
(Loss on) income from continuing operations before income taxes	$(46,666)	$2,835	$(43,831)
Total assets	$316,511	$63,915	$380,426

	Credit Cards
	and Other	Auto
Year Ended December 31, 2011	Investments	Finance	Total
Interest income:
Consumer loans, including past due fees	$108,201	$36,130	$144,331
Other	960	226	1,186
Total interest income	109,161	36,356	145,517
Interest expense	(34,568)	(9,260)	(43,828)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	74,593	27,096	101,689
Fees and related income on earning assets	98,586	(4,021)	94,565
Servicing income	2,773	508	3,281
Equity in income of equity-method investees	32,657	-	32,657
Income tax benefit (expense)	13,009	(12,015)	994
(Loss on) income from continuing operations before income taxes	$(6,560)	$4,514	$(2,046)
Total assets	$561,117	$86,790	$647,907

5.	Shareholders’ Equity

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

Prior to the retirement of common shares held in treasury during the three months ended March 31, 2012, we periodically reissued such shares to satisfy exercised options and vested restricted stock.  We reissued 154,815 of such shares at gross costs of $5.2 million during the three months ended March 31, 2012, and we reissued 732,567 of such shares at a gross cost of $24.5 million during the year ended December 31, 2011.  Also prior to the retirement of common shares held in treasury during the three months ended March 31, 2012, we effectively repurchased treasury shares by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for payment of required minimum tax withholdings. Such repurchases totaled 36,538 shares during the three months ended March 31, 2012 at gross costs of $0.2 million; this compares to such repurchases of 206,504 shares for the year ended December 31, 2011, respectively, at gross costs of $1.1 million.

We had 1,672,656 loaned shares outstanding at December 31, 2012, which were originally lent in connection with our December 2005 issuance of convertible senior notes.

6.	Investments in Equity-Method Investees

Our equity-method investments outstanding at December 31, 2012 consist of our interests (aggregating 50%) in a joint venture that was formed in 2004 to purchase a credit card receivables portfolio and our 50.0% interest in a joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust. The latter 50%-owned joint venture elected to account for its investment in the U.K. Portfolio structured financing notes at their fair value, and it recognized a $34.2 million gain (of which our 50% share represented $17.1 million) in the three months ended March 31, 2011 equal to the excess of the fair value of the notes at that date over the joint venture’s discounted purchase price of the notes.

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

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	December 31, 2012	December 31, 2011
Loans and fees receivable pledged as collateral under structured financings, at fair value	$53,375	$78,413
Investments in non-marketable debt securities, at fair value	$46,564	$81,639
Total assets	$114,375	$167,898
Notes payable associated with structured financings, at fair value	$29,279	$59,515
Total liabilities	$29,558	$59,909
Members’ capital	$84,817	$107,989

	For the Year Ended December 31,
	2012	2011
Net interest income, fees and related income on earning assets	$20,815	$69,978
Total other operating income	$1,188	$310
Net income	$19,174	$64,726

As noted above, the above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	December 31, 2012	December 31, 2011
Investments in non-marketable debt securities, at fair value	$46,564	$81,639
Total assets	$47,125	$83,210
Total liabilities	$-	$-
Members’ capital	$47,125	$83,210

	For the Year Ended December 31,
	2012	2011
Net interest income, fees and related income on earning assets	$2,348	$57,715
Net income	$2,292	$57,613

As noted in Note 10, “Notes Payable,” notes payable with a fair value of $46.6 million correspond with the $46.6 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

7.	Fair Values of Assets and Liabilities

We elected the fair value option with respect to our investments in equity securities as well as our credit card loans and fees receivable portfolios, the retained interests in which we historically recorded at fair value under securitization structures that were off balance sheet prior to accounting rules changes requiring their consolidation into our financial statements effective as of the beginning of 2010. With respect to our equity securities, we decided to carry these assets at fair value due to our intent to invest and redeem these investments with expected frequency. For our credit card loans and fees receivable portfolios underlying our formerly off-balance-sheet securitization structures, we elected the fair value option because, in contrast to substantially all of our other assets, we had significant experiences in determining the fair value of these assets in connection with our historic fair value accounting for our retained interests in their associated securitization structures. Because we elected to account for the credit card receivables underlying our formerly off-balance-sheet securitization structures at fair value, accounting rules require that we account for the notes payable issued by such securitization structures at fair value as well. For all of our other credit card receivables that have never been owned by our formerly off-balance-sheet securitization structures, we have not elected the fair value option, and we record such receivables at net realizable value within loans and fees receivable, net on our consolidated balance sheets.

For all of our other debt other than the notes payable underlying our formerly off-balance sheet credit card securitization structures, we have not elected the fair value option. Nevertheless, pursuant to applicable requirements, we include disclosures of the fair value of this other debt to the extent practicable within the disclosures below. Additionally, we have other liabilities that we are required to carry at fair value in our consolidated financial statements, and they also are addressed within the disclosures below.

Where applicable as noted above, we account for our financial assets and liabilities at fair value based upon a three-tiered valuation system.  In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2012 and 2011 fair values and carrying amounts (1) of our assets that are required to be carried at fair value in our consolidated financial statements and (2) for our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2012 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Investment securities—trading	$-	$-	$-	$-
Loans and fees receivable, net for which it is practicable to estimate fair value	$-	$-	$65,290	$55,525
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$-	$-	$-	$4,427
Loans and fees receivable pledged as collateral under structured financings, net	$-	$-	$11,094	$9,673
Loans and fees receivable, at fair value	$-	$-	$20,378	$20,378
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$133,595	$133,595

Assets – As of December 31, 2011 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Investment securities—trading	$151	$-	$-	$151
Loans and fees receivable, net for which it is practicable to estimate fair value	$-	$-	$51,327	$43,671
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$-	$-	$-	$21,050
Loans and fees receivable pledged as collateral under structured financings, net	$-	$-	$26,530	$28,732
Loans and fees receivable pledged as collateral under structured financings, at face value for which it is not practicable to estimate fair value	$-	$-	$-	$3,170
Loans and fees receivable, at fair value	$-	$-	$28,226	$28,226
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$238,763	$238,763

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

(2)
We do not disclose fair value for this portion of our loans and fees receivable, net because it is not practicable to do so.   These loans and fees receivable consist of a variety of receivables that are largely start-up in nature and for which we have neither sufficient history nor a comparable peer group from which we can calculate fair value.

Gains and losses associated with fair value changes for the above asset classes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” Total realized net gains and losses on our investment securities—trading were a loss of $0.6 million and a gain of $0.4 million for the years ended December 31, 2012 and 2011, respectively, all of which are included as a component of fees and related income on earning assets on our consolidated statements of operations.  For our loans and fees receivable included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for 2012 and 2011:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2011	$12,437	$373,155	$385,592
Transfers in due to consolidation of equity-method investees	-	14,587	14,587
Total gains—realized/unrealized:	-	-	-
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	169,994	169,994
Net revaluations of loans and fees receivable, at fair value	11,508	-	11,508
Settlements, net	(25,024)	(289,717)	(314,741)
Impact of foreign currency translation	-	49	49
Net transfers between categories	29,305	(29,305)	-
Net transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2011	$28,226	$238,763	$266,989
Transfers in due to consolidation of equity-method investees	-	-	-
Total gains—realized/unrealized:	-	-	-
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	77,083	77,083
Net revaluations of loans and fees receivable, at fair value	12,419	-	12,419
Settlements, net	(23,770)	(181,964)	(205,734)
Impact of foreign currency translation	-	3,216	3,216
Net transfers between categories	3,503	(3,503)	-
Net transfers in and/or out of Level 3	-	-	-

Balance at December 31, 2012	$20,378	$133,595	$153,973

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the year ended December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2012			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)(1)

Loans and fees receivable, at fair value	$20,378	Discounted cash flows	Gross yield	21.5%
			Principal payment rate	3.0%
			Expected credit loss rate	12.5%
			Servicing rate	7.5%
			Discount rate	16.0%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$133,595	Discounted cash flows	Gross yield	11.2% to 24.8% (17.9%)
			Principal payment rate	1.6% to 5.2% (2.3%)
			Expected credit loss rate	11.0% to 23.4% (18.9%)
			Servicing rate	5.1% to 10.7% (5.9%)
			Discount rate	16.0% to 16.2% (16.0%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2012 and 2011 fair values and carrying amounts (1) of our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) for our liabilities not carried at fair value, but for which fair value disclosures are required:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Carrying Amount
Liabilities - As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$-	$-	$20,000	$20,000
ACC amortizing debt facility	$-	$-	$3,896	$3,896
5.875% Convertible Senior Notes	$-	$55,787	$-	$94,886
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$-	$175	$-	$175
Economic sharing arrangement liability	$-	$-	$815	$815
Notes payable associated with structured financings, at fair value	$-	$-	$140,127	$140,127

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Carrying Amount
Liabilities - As of December 31, 2011	(Level 1)	(Level 2)	(Level 3)	of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$-	$-	$23,765	$23,765
ACC amortizing debt facility	$-	$-	$20,406	$20,406
3.625% Convertible Senior Notes	$-	$82,060	$-	$82,060
5.875% Convertible Senior Notes	$-	$55,089	$-	$94,340
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$-	$-	$241,755	$241,755

For our material notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.  Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  For our 5.875%  and 3.625% Convertible Senior Notes, we assess fair value based upon the most recent trade data available from third-party providers.  For our interest rate swap, into which we entered in March 2012, we assess fair value based on quotes for an identically termed swap arrangement at the end of each measurement period from a third-party provider.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0% for $20.0 million of the underlying CAR facility.  Additionally, through an agreement with our now-divested Investments in Previously Charged-Off Receivables segment, we are obligated to remit net cash flows associated with certain balance transfer card receivables that we retained subsequent to sale of the entity.  We assess the fair value of this obligation based on the present value of future cash flows using a valuation model of expected cash flows related to these specific receivables. We do not disclose the fair value of our other debt as it is not practicable to do so.  Given that our other Credit Card and Other Investment segment debt was only recently issued under market terms and conditions, we have seen no data that would suggest that the fair value of this debt is materially different from its carrying amount.  See Note 10, “Notes Payable,” for further discussion on our notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2012 and 2011.

	Notes Payable Associated with
	Structured Financings, at Fair Value
	2012	2011
Beginning balance, January 1	$241,755	$370,544
Transfers in due to consolidation of equity-method investees	-	15,537
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	30,150	90,524
Repayments on outstanding notes payable, net	(134,724)	(235,268)
Impact of foreign currency translation	2,946	418
Net transfers in and/or out of Level 3	-	-
Ending balance, December 31	$140,127	$241,755

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the year ended December 31, 2012:

Quantitative information about Level 3 Fair Value Measurements
Fair Value at
	December 31, 2012			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)
Notes payable associated with structured financings, at fair value	$140,127	Discounted cash flows	Gross yield	11.2% to 24.8% (17.9%)
			Principal payment rate	1.6% to 5.2% (2.3%)
			Expected credit loss rate	11.0% to 23.4% (18.9%)
			Discount rate	6.2% to 16.4% (15.8%)

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2012 and 2011 concerning our certain assets and liabilities we carry at fair value are as follows:

	Loans and Fees Receivable	Loans and Fees Receivable Pledged as Collateral under Structured Financings
As of December 31, 2012	at Fair Value	at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$26,154	$192,433
Aggregate fair value of loans and fees receivable that are reported at fair value	$20,378	$133,595
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$36	$957
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$1,643	$7,591

	Loans and Fees Receivable	Loans and Fees Receivable Pledged as Collateral under Structured Financings
As of December 31, 2011	at Fair Value	at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$37,272	$367,227
Aggregate fair value of loans and fees receivable that are reported at fair value	$28,226	$238,763
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$66	$1,041
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$3,004	$28,359

	Notes Payable	Notes Payable
	Associated with	Associated with
	Structured Financings,	Structured Financings,
	at Fair Value as of	at Fair Value as of
Notes Payable	December 31, 2012	December 31, 2011
Aggregate unpaid principal balance of notes payable	$287,711	$420,936
Aggregate fair value of notes payable	$140,127	$241,755

8.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2012	2011
Software	$61,612	$60,685
Furniture and fixtures	6,866	7,367
Data processing and telephone equipment	38,604	40,911
Leasehold improvements	28,047	28,597
Total cost	135,129	137,560
Less accumulated depreciation	(127,937)	(129,462)
Property, net	$7,192	$8,098

As of December 31, 2012, the weighted-average remaining depreciable life of our depreciable property was 7.9 years.

9.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense for continuing operations associated with these operating leases was $5.0 million in both 2012 and 2011. During the fourth quarter of 2006, we entered into a 15-year lease in Atlanta, Georgia for 411,125 square feet, 220,648 square feet of which we have subleased, 75,753 square feet of which we have surrendered to the landlord through our exercise of a termination option, and the remainder of which houses our corporate offices.  In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2012, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

		Sublease
	Gross	Income	Net
2013	$10,116	$(5,208)	$4,908
2014	8,965	(5,331)	3,634
2015	8,282	(5,290)	2,992
2016	7,253	(5,442)	1,811
2017	7,912	(5,597)	2,315
Thereafter	36,832	(25,461)	11,371
Total	$79,360	$(52,329)	$27,031

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2012, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

10.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

We present on our consolidated balance sheet certain non-recourse, asset-backed structured financing facilities that are secured by credit card receivables held within such trusts.  Given our decision to elect the fair value option for reporting the credit card receivables held within the trusts, accounting rules require that we report the underlying debt facilities at fair value as well. We are required to consolidate the assets (credit card receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, at fair value, on our consolidated balance sheets) and debt (classified as notes payable associated with structured financings, at fair value, on our consolidated balance sheets) associated with these structured financings on our consolidated balance sheets because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions.

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by our credit card receivables and reported at fair value as of both December 31, 2012 and 2011, (2) the outstanding face amounts of structured financing notes secured by our credit card receivables and reported at fair value as of December 31, 2012, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2012.

	Carrying Amounts at Fair Value as of
	December 31, 2012	December 31, 2011
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of June 2013), outstanding face amount of $201.0 million bearing interest at a weighted average 3.5% interest rate, which is secured by credit card receivables and restricted cash aggregating $93.6 million in carrying amount	$93.6	$154.1
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $86.6 million bearing interest at a weighted average 5.1% interest rate, which is secured by credit card receivables and restricted cash aggregating $47.3 million in carrying amount	46.5	81.6
Amortizing term structured financing facility issued out of a trust underlying a portfolio acquisition by one of our former equity investees, the controlling interests in which we acquired in February 2011, such facility having been repaid in November 2012	-	6.1
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$140.1	$241.8

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $140.1 million in fair value of structured financing notes in the above table is $140.9 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $0.8 million.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable Associated with Structured Financings, at Face Value

Beyond the credit card receivables structured financings held at fair value mentioned above, we have entered into certain other non-recourse, asset-backed structured financing transactions within our businesses. We consolidate onto our consolidated balance sheets both the assets (e.g., Auto Finance segment receivables, which are presented as loans and fees receivable pledged as collateral under structured financings, net, on our consolidated balance sheets, Auto Finance segment restricted cash, and other equipment as of December 31, 2012) and debt (classified within notes payable associated with structured financings, at face value, on our consolidated balance sheets) associated with these structured financings because the transactions do not meet the criteria for de-recognition and because we are the primary beneficiary of the structured financing transactions. The principal amount of the structured financing notes outstanding as of both December 31, 2012 and 2011 and the December 31, 2012 carrying amounts of the assets that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific assets underlying each respective facility and cannot look to our general credit for repayment) are scheduled (in millions) as follows:

	As of
	December 31, 2012	December 31, 2011
Amortizing debt facility (expiring November 6, 2016) at a minimum fixed rate of 15% at December 31, 2012 that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $9.7 million (1)	$3.9	$20.4
Amortizing debt facility, the repayment of which occurred during the three months ended September 2012 (2)	-	2.6
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15%, that are secured by certain equipment	0.2	-
Investment in Previously Charged-Off Receivables segment’s asset-backed financing, the repayment of which occurred during the three months ended June 30, 2012	-	0.2
Total asset-backed structured financing notes outstanding	$4.1	$23.2

(1)
 The terms of this lending agreement provided for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce the outstanding principal balance of the debt, and the outstanding principal balance was repaid in the fourth quarter of 2012.  Now that we have repaid the principal portion of the note, the lending agreement requires that we remit 37.5% of future cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio to the note holders as additional compensation for the use of their capital. Based on current estimates of this additional compensation, we currently are accruing interest expense on this liability at a 25.6% effective interest rate; and the amount disclosed in the above table represents our accrued interest expense liability under this lending agreement.

(2)
In connection with our sale of JRAS’s operations in February 2011, we received a $2.4 million note secured by JRAS’s assets, we retained receivables with a December 31, 2012 carrying amount of $0.5 million that were originated while JRAS was under our ownership, we pledged those receivables as security for a then $9.4 million non-recourse loan to us, and we contracted with JRAS to service those receivables on our behalf.  This non-recourse loan was repaid in August of 2012 and the remaining receivables are now serviced by our CAR subsidiary.

Similar to our credit cards receivable structured financings, the structured financing facilities secured by the assets scheduled above (with the exception of the vendor-financed software and equipment lending arrangements) generally provide for a priority distribution of cash flows to us (or alternative loan servicers) to service any underlying pledged receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us, other than the additional compensation referred to in footnote (1) to the above table. The receivables-backed structured financing facilities in the above table are amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that represent any risks of acceleration or bullet repayment of the facilities prior to the facility expiration dates. Accordingly, we believe that, for all intents and purposes, there is no practical risk of material equity loss associated with lender seizure of assets under the facilities. Nevertheless, the aggregate carrying amount of the receivables that provide security for the $4.1 million of structured financing notes in the above table at December 31, 2012 was $9.7 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements was $5.6 million on that date.

Beyond our role as servicer of the underlying assets within the above-scheduled structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

The scheduled maturities and repayments of our notes payable in the above table are $0.1 million in 2013 and $0.1 million in 2014.  Because the ACC auto finance debt facility payouts are based on actual collections, there are no scheduled maturities or repayments.

Notes Payable, at Face Value

Other notes payable outstanding as of December 31, 2012 and 2011 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions):

	As of
	December 31, 2012	December 31, 2011
Revolving credit facility (expiring October 4, 2014) at a an annual rate equal to 4.75% that is secured by the financial and operating assets of CAR with an aggregate carrying amount of $50.8 million (1)	$20.0	$23.8
Revolving credit facility associated with our merchant credit product that can be drawn to the extent of outstanding eligible principal receivables up to $2.0 million, expiring October 10, 2013 with an annual rate equal to the lender’s cost of funds plus 6.0% (6.8% as of December 31, 2012)	1.5	-
Revolving credit facility associated with our test accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (10.3% as of December 31, 2012)	1.2	-
Total notes payable outstanding	$22.7	$23.8

(1)
Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance.

In March 2012, we entered into an interest rate swap related to $20.0 million of the $20.0 million amount drawn on the CAR facility discussed in the table above.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0%.  We include the fair value of the interest rate swap and changes in its fair value in our consolidated balance sheets and statements of operations, respectively.  See Note 7, “Fair Values of Assets and Liabilities,” for more information regarding this interest rate swap.

As of December 31, 2012, we were in compliance with all outstanding debt covenants.

11.	Convertible Senior Notes

3.625% Convertible Senior Notes Due 2025

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. For the year ended December 31, 2011, we repurchased $62.0 million in face amount of these notes in open market transactions. The purchase price for these notes totaled $59.3 million (including accrued interest) and resulted in an aggregate gain of $0.3 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).  In May 2012, holders of substantially all of the 3.625% convertible senior notes exercised a then-existing put right, under which we repaid $83.5 million in face amount of such notes outstanding at par.  As of December 31, 2012, $450,000 of these notes remained outstanding.

5.875% Convertible Senior Notes Due 2035

In November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. These notes are reflected within our convertible senior notes balance on our consolidated balance sheets. In 2011 we repurchased $1.0 million in face amount of these notes in open market transactions. The purchase price for these notes totaled $0.4 million (including accrued interest) and resulted in an aggregate gain of $0.3 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).  We did not repurchase in the open market any of our convertible senior notes during the year ended December 31, 2012.

During certain periods and subject to certain conditions, the remaining $139.5 million of outstanding notes as of December 31, 2012 (as referenced in the table below) will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% convertible senior notes should they arise. Beginning with the six-month period commencing on January 30, 2009, we could pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the 5.875% convertible senior notes due 2035 offering, we entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock that we exclude from all earnings per share computations and for which we received a fee upon consummation of the agreement of $0.001 per loaned share. The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($5.6 million based on the 1,672,656 of shares remaining outstanding under the share lending arrangement as of December 31, 2012).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

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

Accounting for Convertible Senior Notes

Because our convertible senior notes are Instrument C convertible notes, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and additional paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to additional paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., additional paid-in capital).  We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability (and which ended May 2012 for our 3.625% convertible senior notes).  Amortization for the years ended December 31, 2012 and 2011 totaled $2.4 million and $6.4 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $9.5 million and $12.5 million for the years ended December 31, 2012 and 2011, respectively.  We will amortize the discount remaining at December 31, 2012 into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes after giving effect to the accounting treatment described above:

	As of
	December 31, 2012	December 31, 2011
Face amount of 3.625% convertible senior notes due 2025	$450	$83,943
Face amount of 5.875% convertible senior notes due 2035	139,467	139,467
Discount	(44,582)	(47,010)
Net carrying value	$95,335	$176,400
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$-	$-

12.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £578,000 ($935,000) at December 31, 2012 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time, which our Credit Cards and Other Investments segment did with respect to substantially all of its outstanding cardholder accounts.  At December 31, 2012, our remaining available lines of credit related solely to credit cards issued under programs in the U.K.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow in excess of their current balances up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and in certain cases where we have other lending products outstanding with the dealer, are also secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2012, these commitments totaled $4.2 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Credigistics Corporation’s (formerly CompuCredit Corporation, a wholly owned subsidiary) third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, and notwithstanding the closure of all credit card accounts the receivables of which Credigistics Corporation previously purchased, these institutions hold a remaining $0.2 million of pledged collateral as of December 31, 2012.  In addition, in connection with our U.K. Portfolio acquisition, Credigistics Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of December 31, 2012). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. Credigistics Corporation also guarantees certain performance obligations of its servicer affiliate to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

Under agreements with third-party originating and other financial institutions, we have agreed to (1) indemnify the financial institutions for certain liabilities associated with the financial institutions’ card issuance and other lending activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims, and (2) certain contingent liabilities (capped at $4.4 million) that could arise for us upon the non-performance by third parties under their financial obligations. As of December 31, 2012, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Credigistics Corporation as a system of record provider under an agreement that extends through May 2015. Were Credigistics Corporation to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($11.1 million as of December 31, 2012).

Litigation

 We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these is described below.

CompuCredit Corporation and five of our other subsidiaries are the named defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain subsidiaries within our Retail Micro-Loans segment (the operations of which were sold in October 2011, subject to our retention of liability for this litigation) violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation was the alter ego of the subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. These claims are similar to those that have been asserted against several other market participants in transactions involving small-balance, short-term loans made to consumers in North Carolina.  On January 23, 2012, among other orders, the trial court denied the defendants’ motion to compel arbitration, and granted the plaintiffs’ motion for class certification. We are vigorously defending this lawsuit.

13.	Income Taxes

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

As shown with respect to our continuing operations, the current and deferred portions (in thousands) of federal and state income tax benefit or expense as the case may be are as follows:

	For the Year Ended December 31,
	2012	2011
Federal income tax benefit:
Current tax benefit	$743	$767
Deferred tax benefit	15,420	989
Total federal income tax benefit	16,163	1,756
Foreign income tax benefit (expense):
Current tax expense	(30)	(5)
Deferred tax benefit	-	2
Total foreign income tax expense	(30)	(3)
State and other income tax expense:
Current tax expense	(4)	(111)
Deferred tax expense	(520)	(648)
Total state and other income tax expense	(524)	(759)
Total income tax benefit	$15,609	$994

Computed considering results for only our continuing operations before income taxes, our effective income tax benefit rate was 35.9% for the year ended December 31, 2012, versus our effective income tax benefit rate of 48.5% for the year ended December 31, 2011.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets, (2) variations in the level of our pre-tax income among the different reporting periods relative to the level of our permanent differences within such periods and (3) the effects on financial reporting results of intra-period tax allocations associated with our discontinued operations as required under GAAP.

Income tax benefits in 2012 and 2011 differed from amounts computed by applying the statutory federal income tax benefit rate to pretax income or loss from consolidated operations principally as a result of the impact of changes in valuation allowances on certain federal and state deferred tax assets, foreign tax expense, and unfavorable permanent differences, including the effects of accruals for uncertain tax positions. The following table reconciles our effective tax expense rates for 2012 and 2011 to the federal statutory rate:

	For the Year Ended December 31,
	2012	2011
Statutory tax benefit rate	35.0%	35.0%
Increase (decrease) in statutory tax benefit rate resulting from:
Changes in valuation allowances	6.4	106.9
Interest and penalties related to uncertain tax positions	1.7	35.8
Foreign income taxes	0.1	(14.5)
Permanent and other differences	(9.1)	(2.4)
State and other income taxes, net	1.8	(112.3)
Effective tax benefit rate	35.9%	48.5%

As of December 31, 2012 and December 31, 2011, the significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2012	2011
Deferred tax assets:
Software development costs/fixed assets	$4,421	$6,133
Equity in income of equity-method investees	—	3,961
Goodwill and intangible assets	7,724	8,246
Deferred costs	424	627
Provision for loan loss	5,576	5,085
Equity-based compensation	3,051	3,223
Charitable contributions	961	2,712
Other	3,479	4,271
Accruals for state taxes and interest associated with unrecognized tax benefits	5,260	5,550
Federal net operating loss carry-forward	107,703	130,534
Federal credit carry-forward	1,073	1,073
Foreign net operating loss carry-forward	818	1,725
State tax benefits	35,744	37,644
	176,234	210,784
Valuation allowances	(56,030)	(70,999)
	120,204	139,785
Deferred tax liabilities:
Prepaid expenses	(286)	(369)
Equity in income of equity-method investees	(4,055)	—
Mark-to-market	(1,266)	(3,075)
Credit card fair value election differences	(24,537)	(33,993)
Interest on debentures	(15,135)	(26,511)
Convertible senior notes	(16,320)	(16,653)
Cancellation of indebtedness income	(65,843)	(66,082)
	(127,442)	(146,683)
Net deferred tax liability	$(7,238)	$(6,898)

The amounts reported for both 2012 and 2011 have been adjusted to account for the reclassification of unrecognized tax benefits as required by applicable accounting literature.

       We have recorded a deferred tax asset of $107.7 million reflecting the benefit of loss carryforwards, which expire in varying amounts between 2028 and 2030.  Realization of this deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards, and we have provided a valuation allowance against our net deferred tax assets.

Certain of our deferred tax assets relate to federal, foreign and state net operating losses as noted in the above table, and we have no other net operating losses or credit carry-forwards other than those noted herein. Our $56.0 million of deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits, principally net operating losses and credits from operations in the U.S. (both federal and state) and foreign jurisdictions, and it is more likely than not that these recorded tax benefits will not be utilized to reduce future federal, foreign and state tax liabilities in these jurisdictions.

We conduct business globally, and as a result, one or more of our subsidiaries files federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and the Netherlands. With a few exceptions, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2009. Currently, we are under audit by various jurisdictions for various years, including by the Internal Revenue Service for the 2007 and 2008 tax years. Although the audits have not been concluded, we do not expect any changes to our reported tax positions in those years that would have a material effect on our consolidated financial statements. Moreover, if any material payments are ultimately determined to be owed as a result of ongoing audits (e.g., through settlement or litigation with taxing authorities), we do not anticipate having to make such payments, if any, for several more years.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.9 million and $2.1 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2012 and 2011, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized $1.0 million of such reductions in each of the years ended December 31, 2012 and 2011.

Reconciliation (in thousands) of unrecognized tax benefits from the beginning to the end of 2012 and 2011 is as follows:

	2012	2011
Balance at January 1,	$(54,146)	$(54,011)
Reductions based on tax positions related to prior years	2,753	2,890
Additions based on tax positions related to prior years	(124)	0
Additions based on tax positions related to the current year	(1,237)	(879)
Interest and penalties accrued	(1,889)	(2,146)
Reductions for tax positions of prior years for lapses of applicable statute of limitations	—	—
Balance at December 31,	$(54,643)	$(54,146)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $17.2 million and $16.8 million at December 31, 2012 and 2011, respectively.

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

14.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

We compute net income (loss) attributable to controlling interests per common share by dividing income (loss) attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our income or losses.  In performing our net income (loss) attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net income (loss) per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2012	2011
Numerator:
Loss on continuing operations attributable to controlling interests	$(27,903)	$(970)
Income from discontinued operations attributable to controlling interests	$52,354	$134,987
Net income attributable to controlling interests	$24,451	$134,017
Denominator:
Basic (including unvested share-based payment awards) (1)	19,271	25,735
Effect of dilutive stock compensation arrangements (2)	43	86
Diluted (including unvested share-based payment awards) (1)	19,314	25,821
Loss on continuing operations attributable to controlling interests per common share—basic	$(1.45)	$(0.04)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(1.45)	$(0.04)

Income from discontinued operations attributable to controlling interests per common share—basic	$2.72	$5.25
Income from discontinued operations attributable to controlling interests per common share—diluted	$2.71	$5.23
Net income attributable to controlling interests per common share—basic	$1.27	$5.21
Net income attributable to controlling interests per common share—diluted	$1.26	$5.19

(1)	Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 136,174 and 194,841 for the years ended December 31, 2012 and 2011, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net income (loss) per share computations for the years ended December 31, 2012 and 2011.

For the years ended December 31, 2012 and 2011, there were no shares potentially issuable and thus includible in the diluted net loss attributable to controlling interests per common share calculation under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is 22,246 and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 11, “Convertible Senior Notes,” for a further discussion of these convertible securities.

15.	Stock-Based Compensation

We currently have two stock-based compensation plans, including an Employee Stock Purchase Plan (the “ESPP”) and a 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 953,518 shares remained available for grant under this plan as of December 31, 2012.  Exercises and vestings under our stock-based employee compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the years ended December 31, 2012 and 2011.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the years ended December 31, 2012 and 2011, we expensed stock option-related compensation costs of $0 and $0.5 million, respectively. We recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Year Ended December 31, 2012
		Weighted-	Weighted-	Aggregate
	Number of	Average	Average of Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2011	570,000	$39.24
Issued/Cancelled/Forfeited	(70,000)	-
Outstanding at December 31, 2012	500,000	$40.99	0.4	$-
Exercisable at December 31, 2012	500,000	$40.99	0.4	$-

	For the Year Ended December 31, 2011
		Weighted-	Weighted-	Aggregate
	Number of	Average	Average of Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2010	570,000	$39.24
Issued/Cancelled/Forfeited	-	-
Outstanding at December 31, 2011	570,000	$39.24	1.2	$-
Exercisable at December 31, 2011	570,000	$39.24	1.2	$-

As of December 31, 2012, we had no unamortized deferred compensation costs associated with non-vested stock options and all outstanding options are exercisable. There were no stock option exercises during the years ended December 31, 2012 and 2011.  No options were granted in the years ended December 31, 2012 or 2011.

Restricted Stock and Restricted Stock Unit Awards

During the years ended December 31, 2012 and 2011, we granted 150,000 and 44,000 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.6 million and $0.3 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2012, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.4 million with a weighted-average remaining amortization period of 2.4 years.

16.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3% their salaries under our Group Personal Pension Plan and to U.S. employees who participate in our 401(k) plan. We made matching contributions under our U.S. and U.K. plans of $0.3 million and $0.3 million in 2012 and 2011, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP to which we referred above. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $0.02 million to purchase 6,133 shares of common stock in 2012 and $0.03 million to purchase 10,383 shares of common stock in 2011 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $4,500 and $6,000 in 2012 and 2011, respectively.

17.	Related Party Transactions

In our September 2012 tender offer, we purchased for $10 per share the following shares from our executive officers, members of our Board of Directors, and a 10-percent shareholder:
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

Additionally, as part of our April 2011 tender offer, we purchased for $8 per share the following shares from our executive officers and then-members of our Board of Directors:

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

Under a shareholders’ agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr., Richard W. Gilbert and certain trusts that were Hanna affiliates following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

During 2012, we loaned $155,000 to yBuy, Inc. (“yBuy”); the loan bore interest at 5% and was secured by yBuy’s assets.  At the time of the loan, David G. Hanna was a director of yBuy and an entity controlled by David G. Hanna and members of David G. Hanna’s immediate family was a shareholder of yBuy.  In November 2012, Mr. Hanna resigned from the Board of yBuy and the affiliated entity disposed of its stock in yBuy for a negligible amount.  In November 2012, we entered into an agreement with yBuy to purchase certain of yBuy’s assets for consideration equal to the outstanding balance of our loan to yBuy.  The assets purchased from yBuy included the rights to a domain name and other immaterial intangible assets.  Following the receipt of these assets, there is no outstanding balance on our loan to yBuy.  While the loan was outstanding, yBuy did not pay us any principal or interest.

In June 2007 we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $24.30 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and then-Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (then-President of our Credit Cards and Other Investments segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio structured financing trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. Due to various partnership member terminations in 2009 and 2010, only Richard W. Gilbert, Richard R. House, Jr. and one other individual investor remained as partners in the partnership at December 31, 2010. In March 2011, we invested in a 50.0%-owned joint venture that purchased the outstanding notes issued out of our U.K. Portfolio structured financing trust including those owned by this partnership; no consideration was paid for the notes.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general, Urban Trust was entitled to receive 5% of all payments received from cardholders and was obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. In April 2009, however, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million which we recorded in our second quarter 2009 results of operations.  Frank J. Hanna, Jr., who is the father of David. G. Hanna and Frank J. Hanna, III, owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders.  As of December 31, 2011, we had no remaining deposit and had terminated our agreement with Urban Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 25, 2013.

Atlanticus Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2013

/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	February 25, 2013

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	February 25, 2013

/s/ DEAL W. HUDSON Deal W. Hudson	Director	February 25, 2013

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	February 25, 2013

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	February 25, 2013