Form 10-Q
period 2013-03-31
Atlanticus Holdings Corp
filed 2013-05-10
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2013

of

ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-53717

Five Concourse Parkway, Suite 400
Atlanta, Georgia 30328
(770) 828-2000

Atlanticus’ common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”).

Atlanticus is not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

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

Atlanticus is a smaller reporting company and is not a shell company.

As of April 30, 2013,13,930,535 shares of common stock, no par value, of Atlanticus were outstanding. (This excludes 1,672,656 loaned shares to be returned as of that date.)

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Unrestricted cash and cash equivalents	$71,308	$67,915
Restricted cash and cash equivalents	13,969	12,921
Loans and fees receivable:
Loans and fees receivable, net (of $8,785 and $8,274 in deferred revenue and $10,092 and $11,151 in allowances for uncollectible loans and fees receivable at March 31, 2013 and December 31, 2012, respectively)	70,745	69,625
Loans and fees receivable, at fair value	17,606	20,378
Loans and fees receivable pledged as collateral under structured financings, at fair value	122,976	133,595
Property at cost, net of depreciation	7,054	7,192
Investments in equity-method investees	36,584	37,756
Deposits	16,410	16,397
Prepaid expenses and other assets	12,457	14,647
Total assets	$369,109	$380,426
Liabilities
Accounts payable and accrued expenses	$31,718	$38,596
Notes payable, at face value	37,168	26,747
Notes payable associated with structured financings, at fair value	129,550	140,127
Convertible senior notes	95,480	95,335
Income tax liability	60,607	60,434
Total liabilities	354,523	361,239

Commitments and contingencies (Note 10)

Equity
Common stock, no par value, 150,000,000 shares authorized: 15,496,135 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at March 31, 2013; and 15,509,179 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2012	-	-
Additional paid-in capital	210,768	211,122
Accumulated other comprehensive loss	(2,440)	(1,154)
Retained deficit	(193,681)	(190,673)
Total shareholders’ equity	14,647	19,295
Noncontrolling interests	(61)	(108)
Total equity	14,586	19,187
Total liabilities and equity	$369,109	$380,426

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Interest income:
Consumer loans, including past due fees	$19,824	$25,130
Other	111	202
Total interest income	19,935	25,332
Interest expense	(5,772)	(10,851)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	14,163	14,481
Fees and related income on earning assets	6,806	49,867
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(5,798)	(55,628)
Provision for losses on loans and fees receivable recorded at net realizable value	(3,282)	(2,503)
Net interest income, fees and related income on earning assets	11,889	6,217
Other operating income:
Servicing income	2,601	1,264
Other Income	2,136	812
Equity in income of equity-method investees	4,307	6,017
Total other operating income	9,044	8,093
Other operating expense:
Salaries and benefits	4,409	5,667
Card and loan servicing	10,679	10,464
Marketing and solicitation	1,935	816
Depreciation	373	428
Other	6,078	6,975
Total other operating expense	23,474	24,350
Loss on continuing operations before income taxes	(2,541)	(10,040)
Income tax (expense) benefit	(446)	1,716
Loss on continuing operations	(2,987)	(8,324)
Discontinued operations:
Income from discontinued operations before income taxes	-	5,874
Income tax expense	-	(2,056)
Income from discontinued operations	-	3,818
Net loss	(2,987)	(4,506)
Net (income) loss attributable to noncontrolling interests in continuing operations	(21)	74
Net loss attributable to controlling interests	$(3,008)	$(4,432)
Loss on continuing operations attributable to controlling interests per common share—basic	$(0.22)	$(0.37)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(0.22)	$(0.37)
Income from discontinued operations attributable to controlling interests per common share—basic	$-	$0.17
Income from discontinued operations attributable to controlling interests per common share—diluted	$-	$0.17
Net loss attributable to controlling interests per common share—basic	$(0.22)	$(0.20)
Net loss attributable to controlling interests per common share—diluted	$(0.22)	$(0.20)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(2,987)	$(4,506)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,394)	1,010
Income tax benefit (expense) related to other comprehensive income	108	(68)
Comprehensive loss	(4,273)	(3,564)
Comprehensive (income) loss attributable to noncontrolling interests	(21)	74
Comprehensive loss attributable to controlling interests	$(4,294)	$(3,490)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	15,509,179	$-	$211,122	$-	$(1,154)	$(190,673)	$(108)	$19,187
Compensatory stock issuances	107,056	-	-	-	-	-	-	-
Contributions by owners of noncontrolling interests	-	-	-	-	-	-	26	26
Amortization of deferred stock-based compensation costs	-	-	90	-	-	-	-	90
Redemption and retirement of shares	(120,100)	-	(444)	-	-	-	-	(444)
Net loss	-	-	-	-	-	(3,008)	21	(2,987)
Foreign currency translation adjustment, net of tax	-	-	-	-	(1,286)	-	-	(1,286)
Balance at March 31, 2013	15,496,135	$-	$210,768	$-	$(2,440)	$(193,681)	$(61)	$14,586

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(2,987)	$(4,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	305	404
Losses upon charge off of loans and fees receivable recorded at fair value	8,479	55,628
Provision for losses on loans and fees receivable	3,282	2,881
Interest expense from accretion of discount on convertible senior notes	145	1,253
Income from accretion of discount associated with receivables purchases	(6,812)	(8,889)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(2,118)	(46,612)
Income from equity-method investments	(4,307)	(6,017)
Other non cash adjustments to income	-	291
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease in uncollected fees on earning assets	282	16,997
Increase in income tax liability	281	251
(Increase) decrease in prepaid expenses	(118)	109
Decrease in accounts payable and accrued expenses	(6,643)	(1,478)
Other	3,554	451
Net cash (used in) provided by operating activities	(6,657)	10,763
Investing activities
(Increase) decrease in restricted cash	(1,048)	2,003
Investment in equity-method investees	-	(1,354)
Proceeds from equity-method investees	4,545	11,124
Investments in earning assets	(43,157)	(49,367)
Proceeds from earning assets	63,867	89,638
Investments in subsidiaries	-	(3,514)
Purchases and development of property, net of disposals	(266)	(714)
Net cash provided by investing activities	23,941	47,816
Financing activities
Noncontrolling interests contributions, net	26	-
Purchase and retirement of outstanding stock	(444)	(196)
Proceeds from borrowings	12,282	365
Repayment of borrowings	(25,002)	(58,583)
Net cash used in financing activities	(13,138)	(58,414)
Effect of exchange rate changes on cash	(753)	227
Net increase in unrestricted cash	3,393	392
Unrestricted cash and cash equivalents at beginning of period	67,915	144,913
Unrestricted cash and cash equivalents at end of period	$71,308	$145,305
Supplemental cash flow information
Cash paid for interest	$7,653	$10,392
Net cash income tax payments	$165	$89
Supplemental non-cash information
Issuance of stock options and restricted stock	$305	$227
Notes payable associated with capital leases	$144	$305

See accompanying notes.

 Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control, principally our majority-owned subsidiaries. We are primarily focused on providing financial services. Through our subsidiaries, we offer an array of financial products and services to a market largely represented by credit risks that regulators classify as “sub-prime.” As discussed further below, we reflect our continuing business lines within two reportable segments:  Credit Cards and Other Investments; and Auto Finance. See also Note 4, “Segment Reporting,” for further details.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), under which we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value, as reported on our consolidated balance sheet at March 31, 2013 and December 31, 2012; these estimates likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations for the three months ended March 31, 2013 and 2012. Additionally, estimates of future credit losses on our loans and fees receivable that we report at net realizable value, rather than fair value, have a significant effect on two categories of such loans and fees receivable, net, that we show on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations.

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

The components of our aggregated categories of loans and fees receivable, net (in millions) for reporting periods relevant to this Report are as follows:

	Balance at December 31, 2012	Additions	Subtractions	Balance at March 31, 2013
Loans and fees receivable, gross	$89.1	$52.0	$(51.5)	$89.6
Deferred revenue	(8.3)	(7.3)	6.8	(8.8)
Allowance for uncollectible loans and fees receivable	(11.2)	(3.3)	4.4	(10.1)
Loans and fees receivable, net	$69.6	$41.4	$(40.3)	$70.7

	Balance at December 31, 2011	Additions	Subtractions	Balance at March 31, 2012
Loans and fees receivable, gross	$119.3	$46.6	$(54.7)	$111.2
Deferred revenue	(8.0)	(6.5)	6.4	(8.1)
Allowance for uncollectible loans and fees receivable	(14.7)	(2.9)	5.1	(12.5)
Loans and fees receivable, net	$96.6	$37.2	$(43.2)	$90.6

As of March 31, 2013 and March 31, 2012, the weighted average remaining accretion periods for the $8.8 million and $8.1 million, respectively, of deferred revenue reflected in the above tables were 13.0 and 13.6 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Provision for loan losses	(2.2)	0.2	(1.3)	(3.3)
Charge offs	2.8	1.1	1.3	5.2
Recoveries	-	(0.8)	-	(0.8)
Balance at end of period	$(4.0)	$(2.6)	$(3.5)	$(10.1)
Balance at end of period individually evaluated for impairment	$-	$-	$-	$-
Balance at end of period collectively evaluated for impairment	$(4.0)	$(2.6)	$(3.5)	$(10.1)
Loans and fees receivable:
Loans and fees receivable, gross	$8.9	$60.4	$20.3	$89.6
Loans and fees receivable individually evaluated for impairment	$-	$-	$-	$-
Loans and fees receivable collectively evaluated for impairment	$8.9	$60.4	$20.3	$89.6

For the Three Months Ended March 31, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(8.4)	$(2.3)	$(14.7)
Provision for loan losses (includes $0.4 million of provision netted within income from discontinued operations)	(1.8)	0.6	(1.7)	(2.9)
Charge offs	1.6	2.9	2.1	6.6
Recoveries	(0.3)	(1.2)	-	(1.5)
Balance at end of period	$(4.5)	$(6.1)	$(1.9)	$(12.5)
Balance at end of period individually evaluated for impairment	$-	$(0.1)	$-	$(0.1)
Balance at end of period collectively evaluated for impairment	$(4.5)	$(6.0)	$(1.9)	$(12.4)
Loans and fees receivable:
Loans and fees receivable, gross	$24.0	$78.6	$8.6	$111.2
Loans and fees receivable individually evaluated for impairment	$-	$0.2	$-	$0.2
Loans and fees receivable collectively evaluated for impairment	$24.0	$78.4	$8.6	$111.0

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	As of
	March 31, 2013	December 31, 2012
Current loans receivable	$77.1	$71.4
Current fees receivable	2.1	0.8
Delinquent loans and fees receivable	10.4	16.9
Loans and fees receivable, gross	$89.6	$89.1

 Delinquent loans and fees receivable reflect the principal, fee and interest components of loans that we did not collect on the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable and typically are charged off 180 days from the point they become delinquent for our credit card, auto finance and other unsecured lending product receivables, or sooner if facts and circumstances earlier indicate non-collectability.  Recoveries on accounts previously charged off are credited to the allowance for uncollectible loans and fees receivable and effectively offset our provision for loan losses in our accompanying consolidated statements of operations.

We consider loan delinquencies a key indicator of credit quality as it provides the best ongoing estimate of how a particular class of receivables is performing.  An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of March 31, 2013 and December 31, 2012 is as follows:

As of March 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.4	$3.8	$0.6	$4.8
60-89 days past due	0.4	1.2	0.5	2.1
90 or more days past due	1.3	0.9	1.3	3.5
Delinquent loans and fees receivable, gross	2.1	5.9	2.4	10.4
Current loans and fees receivable, gross	6.8	54.5	17.9	79.2
Total loans and fees receivable, gross	$8.9	$60.4	$20.3	$89.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$0.5	$-	$0.5

As of December 31, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.7	$5.4	$0.6	$6.7
60-89 days past due	1.0	2.0	0.5	3.5
90 or more days past due	4.2	1.6	0.9	6.7
Delinquent loans and fees receivable, gross	5.9	9.0	2.0	16.9
Current loans and fees receivable, gross	1.3	55.2	15.7	72.2
Total loans and fees receivable, gross	$7.2	$64.2	$17.7	$89.1
Balance of loans greater than 90-days delinquent still accruing interest and fees	$-	$0.5	$-	$0.5

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for our investments in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture with an unrelated third party that purchased the outstanding notes issued out of the structured financing trust underlying our United Kingdom (“U.K.”) portfolio of credit card receivables (the “U.K. Portfolio”). We record our respective interests in the income of our equity-method investees within the equity in income of equity-method investees category on our consolidated statements of operations.

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

Income Taxes

Computed considering results for only our continuing operations before income taxes, we experienced a negative effective income tax benefit rate of 17.6% for the three months ended March 31, 2013, versus our effective income tax benefit rate of 17.1% for the three months ended March 31, 2012.  Our negative effective income tax benefit rate for the three months ended March 31, 2013 results principally from interest accruals on our liabilities for uncertain tax positions.  Variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) intra-period tax allocations associated with our discontinued operations in 2012 as required under GAAP.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.4 million and $0.5 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2013 and 2012, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in each of the three months ended March 31, 2013 and 2012.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended March 31,
	2013	2012
Fees on credit products	$3,916	$2,963
Changes in fair value of loans and fees receivable recorded at fair value	16,723	55,929
Changes in fair value of notes payable associated with structured financings recorded at fair value	(14,605)	(9,317)
Other	772	292
Total fees and related income on earning assets	$6,806	$49,867

The above changes in fair value of loans and fees receivable recorded at fair value category excludes the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 7, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

 Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on respective line items in consolidated statements of income if an amount being reclassified is required to be reclassified in its entirety to net income. For amounts not required to be reclassified to net income in their entirety in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The new reporting requirements do not change the way in which net income or comprehensive income is derived. The new standard applies to both interim and annual financial statements and is effective for us beginning with this filing. Our adoption of the guidance on January 1, 2013 had no effect on our financial condition, results of operations or liquidity since it impacts disclosures only.

In December 2011, the FASB issued guidance requiring entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Our adoption of the guidance on January 1, 2013 had no effect on our financial condition, results of operations or liquidity since it impacts disclosures only.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after March 31, 2013, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Discontinued Operations
In August 2012 we sold our Investments in Previously Charged-Off receivables segment along with our balance transfer card operations. Accordingly, their results of operations are shown as discontinued operations within our consolidated statements of operations for all periods presented. Key components of discontinued operations on our consolidated statements of operations are as follows for the three months ended March 31, 2012:

Net interest income, fees and related income on earning assets	$15,019
Other operating income	1,132
Other operating expense	10,277
Income before income taxes	5,874
Income tax expense	(2,056)
Net income	$3,818
Net income attributable to noncontrolling interests	$-

4.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit Cards and Other Investments; and Auto Finance.

 As of both March 31, 2013 and December 31, 2012, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2013 and 2012 revenues associated with our continuing operations were generated outside of the U.S.

Summary operating segment information (in thousands) is as follows:

	Credit Cards
	and Other	Auto
Three Months Ended March 31, 2013	Investments	Finance	Total
Interest income:
Consumer loans, including past due fees	$14,044	$5,780	$19,824
Other	41	70	111
Total interest income	14,085	5,850	19,935
Interest expense	(5,339)	(433)	(5,772)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	8,746	5,417	14,163
Fees and related income on earning assets	6,740	66	6,806
Servicing income	2,400	201	2,601
Equity in income of equity-method investees	4,307	-	4,307
Income tax (expense) benefit	(78)	(368)	(446)
(Loss on) income from continuing operations before income taxes	$(3,971)	$1,430	$(2,541)
Total assets	$307,056	$62,053	$369,109

	Credit Cards
	and Other	Auto
Three Months Ended March 31, 2012	Investments	Finance	Total
Interest income:
Consumer loans, including past due fees	$18,694	$6,436	$25,130
Other	136	66	202
Total interest income	18,830	6,502	25,332
Interest expense	(7,675)	(3,176)	(10,851)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	11,155	3,326	14,481
Fees and related income on earning assets	49,540	327	49,867
Servicing income	1,123	141	1,264
Equity in income of equity-method investees	6,017	-	6,017
Income tax benefit (expense)	2,212	(496)	1,716
Loss on continuing operations before income taxes	$(8,438)	$(1,602)	$(10,040)
Total assets	$301,278	$79,148	$380,426

5.	Shareholders’ Equity

Retired Shares

During the three months ended March 31, 2013, we repurchased and contemporaneously retired 120,100 shares of our common stock at an aggregate cost of $0.4 million.

6.	Investments in Equity-Method Investees

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	March 31, 2013	December 31, 2012
Loans and fees receivable pledged as collateral under structured financings, at fair value	$47,662	$53,375
Investments in non-marketable debt securities, at fair value	$43,493	$46,564
Total assets	$106,354	$114,375
Notes payable associated with structured financings, at fair value	$23,720	$29,279
Total liabilities	$23,979	$29,558
Members’ capital	$82,375	$84,817

	For the Three Months Ended March 31,
	2013	2012
Net interest income, fees and related income on earning assets	$8,637	$14,287
Total other operating income	$338	$83
Net income	$8,414	$13,490
Net income attributable to investee	$4,307	$6,017

As noted above, the above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	March 31, 2013	December 31, 2012
Investments in non-marketable debt securities, at fair value	$43,493	$46,564
Total assets	$45,042	$47,125
Total liabilities	$-	$-
Members’ capital	$45,042	$47,125

	For the Three Months Ended March 31,
	2013	2012
Net interest income, fees and related income on earning assets	$7,230	$547
Net income	$7,219	$526
Net income attributable to investee	$3,609	$520

As noted in Note 8, “Notes Payable,” notes payable with a fair value of $43.5 million correspond with the $43.5 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

7.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2013 and December 31, 2012 fair values and carrying amounts (1) of our assets that are required to be carried at fair value in our consolidated financial statements and (2) for our assets not carried at fair value, but for which fair value disclosures are required:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Carrying Amount
Assets – As of March 31, 2013 (1)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$-	$-	$76,773	$51,466
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$-	$-	$-	$19,279
Loans and fees receivable, at fair value	$-	$-	$17,606	$17,606
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$122,976	$122,976

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Carrying Amount
Assets – As of December 31, 2012 (1)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$-	$-	$76,384	$65,198
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$-	$-	$-	$4,427
Loans and fees receivable, at fair value	$-	$-	$20,378	$20,378
Loans and fees receivable pledged as collateral under structured financings, at fair value	$-	$-	$133,595	$133,595

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

(2)
We do not disclose fair value for this portion of our loans and fees receivable, net because it is not practicable to do so.   These loans and fees receivable consist of a variety of receivables that are largely start-up in nature and for which we have neither sufficient history nor a comparable peer group from which we can calculate fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2013 and March 31, 2012:

		Loans and Fees
		Receivable Pledged as
		Collateral under
	Loans and Fees	Structured
	Receivable, at	Financings, at Fair
	Fair Value	Value	Total
Balance at January 1, 2013	$20,378	$133,595	$153,973
Total gains—realized/unrealized:	-	13,924	13,924
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	2,799	-	2,799
Net revaluations of loans and fees receivable, at fair value	(5,571)	(21,894)	(27,465)
Settlements, net	-	(2,649)	(2,649)
Impact of foreign currency translation	-	-	-
Net transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2013	$17,606	$122,976	$140,582
Balance at January 1, 2012	$28,226	$238,763	$266,989
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	-	52,192	52,192
Net revaluations of loans and fees receivable, at fair value	3,737	-	3,737
Settlements, net	(8,453)	(91,742)	(100,195)
Impact of foreign currency translation	-	2,712	2,712
Net transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2012	$23,510	$201,925	$225,435

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2013			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)(1)

Loans and fees receivable, at fair value	$17,606	Discounted cash flows	Gross yield	22.0%
			Principal payment rate	3.6%
			Expected credit loss rate	17.0%
			Servicing rate	11.5%
			Discount rate	16.0%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$122,976	Discounted cash flows	Gross yield	10.5% to 24.8 (19.4%)
			Principal payment rate	1.5% to 3.2% (2.5%)
			Expected credit loss rate	10.1% to 22.4% (17.8%)
			Servicing rate	6.9% to 8.4% (7.8%)
			Discount rate	16.0% to 16.2% (16.0%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

 Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2013 and December 31, 2012 fair values and carrying amounts (1) of our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) for our liabilities not carried at fair value, but for which fair value disclosures are required:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Carrying Amount
Liabilitiess – As of March 31, 2013	(Level 1)	(Level 2)	(Level 3)	of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$-	$-	$20,000	$20,000
ACC amortizing debt facility	$-	$-	$2,785	$2,785
Amortizing debt facility	$-	$-	$9,000	$9,000
Revolving credit facility	$-	$-	$1,895	$1,895
U.K. Credit card accounts revolving credit facility	$-	$-	$3,445	$3,445
5.875% Convertible Senior Notes	$-	$48,813	$-	$94,886
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$-	$150	$-	$150
Economic sharing arrangement liability	$-	$-	$707	$707
Notes payable associated with structured financings, at fair value	$-	$-	$129,550	$129,550

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Carrying Amount
Liabilities - As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$-	$-	$20,000	$20,000
ACC amortizing debt facility	$-	$-	$3,896	$3,896
Revolving credit facility	$-	$-	$1,456	$1,456
U.K. Credit card accounts revolving credit facility	$-	$-	$1,213	$1,213
5.875% Convertible Senior Notes	$-	$55,787	$-	$94,886
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$-	$175	$-	$175
Economic sharing arrangement liability	$-	$-	$815	$815
Notes payable associated with structured financings, at fair value	$-	$-	$140,127	$140,127

Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  See Note 8, “Notes Payable,” for further discussion on our notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2013 and 2012.

	Notes Payable Associated with
	Structured Financings, at Fair Value
	2013	2012
Beginning balance, January 1	$140,127	$241,755
Transfers in due to consolidation of equity-method investees	-	-
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	14,605	9,317
Repayments on outstanding notes payable, net	(22,410)	(51,136)
Impact of foreign currency translation	(2,772)	2,534
Net transfers in and/or out of Level 3	-	-
Ending balance, March 31	$129,550	$202,470

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended March 31, 2013:

Quantitative information about Level 3 Fair Value Measurements
Fair Value at
	March 31, 2013			Range
Fair value measurements	(in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)
Notes payable associated with structured financings, at fair value	$129,550	Discounted cash flows	Gross yield	10.5% to 24.8% (19.4%)
			Principal payment rate	1.5% to 3.2% (2.5%)
			Expected credit loss rate	10.1% to 22.4% (17.8%)
			Discount rate	16.0% to 19.8% (17.4%)

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2013 and December 31, 2012 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2013	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$24,173	$165,197
Aggregate fair value of loans and fees receivable that are reported at fair value	$17,606	$122,976
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$42	$610
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$1,154	$7,652

As of December 31, 2012	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$26,154	$192,433
Aggregate fair value of loans and fees receivable that are reported at fair value	$20,378	$133,595
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$36	$957
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$1,643	$7,591

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2013	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2012
Aggregate unpaid principal balance of notes payable	$259,457	$287,711
Aggregate fair value of notes payable	$129,550	$140,127

8.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of both March 31, 2013 and December 31, 2012, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of March 31, 2013, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2013.

	Carrying Amounts at Fair Value as of
	March 31, 2013	December 31, 2012
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of June 2013), outstanding face amount of $184.8 million bearing interest at a weighted average 3.7% interest rate, which is secured by credit card receivables and restricted cash aggregating $86.1 million in carrying amount	$86.1	$93.6
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $74.5 million bearing interest at a weighted average 5.3% interest rate, which is secured by credit card receivables and restricted cash aggregating $43.9 million in carrying amount	43.5	46.5
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$129.6	$140.1

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $129.6 million in fair value of structured financing notes in the above table is $130.0 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $0.4 million.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

Other notes payable outstanding as of March 31, 2013 and December 31, 2012 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our parent corporation (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2013	December 31, 2012
Revolving credit facility (expiring October 4, 2014) at a an annual rate equal to 4.75% that is secured by the financial and operating assets of CAR with an aggregate carrying amount of $51.3 million (1)	$20.0	$20.0
Amortizing debt facility (expiring December 15, 2014) at a fixed rate of 9.5% at March 31, 2013 that is secured by certain receivables and restricted cash with an aggregate carrying amount of $9.5 million (2)	9.0	-
Amortizing debt facility (expiring November 6, 2016) that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $6.7 million (3)	2.8	3.9
Revolving credit facility that can be drawn to the extent of outstanding eligible principal receivables up to $2.0 million, expiring October 10, 2013 with an annual rate equal to the lender’s cost of funds plus 6.0% (6.8% as of March 31, 2013) (4)	1.9	1.4
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.8% as of March 31, 2012)	3.4	1.2
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15%, that are secured by certain equipment	0.1	0.2
Total notes payable outstanding	$37.2	$26.7

(1)
Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations. The assets of Atlanticus Holdings Corporation are not subject to creditor claims arising due to asset performance-related covenants under this loan.

(2)	Loan is subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balance.

(3)
The terms of this lending agreement provided for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce the outstanding principal balance of the debt, and the outstanding principal balance was repaid in the fourth quarter of 2012.  Now that we have repaid the principal portion of the note, the lending agreement requires that we remit 37.5% of future cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio to the note holders as additional compensation for the use of their capital. Based on current estimates of this additional compensation, we currently are accruing interest expense on this liability at a 25.8% effective interest rate based on current expectations of future collections; and the amount disclosed in the above table represents our accrued interest expense liability under this lending agreement. The assets of Atlanticus Holdings Corporation are not subject to creditor claims arising under this loan.

(4)
Loan was refinanced in April 2013 to a $2.0 million amortizing structured financing secured by certain receivables.  The facility has a variable rate of interest tied to the lender’s cost of funds and matures April 1, 2016. The facility has certain asset performance covenants that if triggered could accelerate the early repayment of the remaining unamortized balance.

In March 2012, we entered into an interest rate swap related to the $20.0 million amount drawn on the CAR facility discussed in the table above.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0%.  We include the fair value of the interest rate swap and changes in its fair value in our consolidated balance sheets and statements of operations, respectively.  See Note 7, “Fair Values of Assets and Liabilities,” for more information regarding this interest rate swap.

9.	Convertible Senior Notes

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

	As of
	March 31, 2013	December 31, 2012
Face amount of 3.625% convertible senior notes due 2025	$450	$450
Face amount of 5.875% convertible senior notes due 2035	139,467	139,467
Discount	(44,437)	(44,582)
Net carrying value	$95,480	$95,335
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$-	$-

10.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £1.5 million ($2.2 million) at March 31, 2013 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.  At March 31, 2013, our remaining available lines of credit associated with credit cards related to those issued under programs in the U.K.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow in excess of their current balances up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and in certain cases where we have other lending products outstanding with the dealer, are also secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2013, CAR had unfunded outstanding floor-plan financing commitments totaling $4.8 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under our merchant credit products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $28.9 million at March 31, 2013. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Atlanticus Services Corporation’s (formerly CompuCredit Corporation and a wholly owned subsidiary of Atlanticus Holdings Corporation) third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, and notwithstanding the closure of all credit card accounts the receivables of which Atlanticus Services Corporation previously purchased, these institutions hold a remaining $0.2 million of pledged collateral as of March 31, 2013.  In addition, in connection with our U.K. Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of March 31, 2013). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. Atlanticus Services Corporation also guarantees certain performance obligations of its servicer affiliate to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to Atlanticus Services Corporation as a system of record provider under an agreement that extends through May 2015. If Atlanticus Services Corporation were to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($10.1 million as of December 31, 2012).

We are also subject to certain minimum payments under cancelable and non-cancelable lease arrangements.  For further information regarding these commitments See Note 9, “Leases,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Litigation

 We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these is described below.

A purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005 named CompuCredit Corporation (now known as Atlanticus Services Corporation) and five of our other subsidiaries as defendants. The plaintiffs allege that in conducting a so-called “payday lending” business, certain subsidiaries within our former Retail Micro-Loans segment (the operations of which were sold in October 2011, subject to our retention of liability for this litigation) violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit Corporation was the alter ego of the subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member, and attorney’s fees. These claims are similar to those that have been asserted against several other market participants in transactions involving small-balance, short-term loans made to consumers in North Carolina.  On January 23, 2012, among other orders, the trial court denied the defendants’ motion to compel arbitration, and granted the plaintiffs’ motion for class certification. We are vigorously defending this lawsuit.

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

The following table sets forth the computations of net income (loss) per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Numerator:
Loss on continuing operations attributable to controlling interests	$(3,008)	$(8,250)
Income from discontinued operations attributable to controlling interests	$-	$3,818
Net loss attributable to controlling interests	$(3,008)	$(4,432)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,840	21,974
Effect of dilutive stock compensation arrangements (2)	-	83
Diluted (including unvested share-based payment awards) (1)	13,840	22,057
Loss on continuing operations attributable to controlling interests per common share—basic	$(0.22)	$(0.37)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(0.22)	$(0.37)

Income from discontinued operations attributable to controlling interests per common share—basic	$-	$0.17
Income from discontinued operations attributable to controlling interests per common share—diluted	$-	$0.17
Net loss attributable to controlling interests per common share—basic	$(0.22)	$(0.20)
Net loss attributable to controlling interests per common share—diluted	$(0.22)	$(0.20)

(1)	Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 197,500 and 92,709 for the three months ended March 31, 2013 and 2012, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net income (loss) per share computations for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013 and 2012, there were no shares potentially issuable and thus includible in the diluted net loss attributable to controlling interests per common share calculation under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is 22,246 and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes,” for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans:  the Employee Stock Purchase Plan (the “ESPP”); and the 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 860,518 shares remained available for grant under this plan as of March 31, 2013.  Exercises and vestings under our stock-based employee compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three months ended March 31, 2013 and 2012.

Stock Options

Our 2008 Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  During the three months ended March 31, 2013 and 2012, we expensed stock option-related compensation costs of $0.0 million and $0.1 million, respectively. We recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Three Months Ended March 31, 2013
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	500,000	$40.99
Issued/Cancelled/Forfeited	-	-
Outstanding at March 31, 2013	500,000	$40.99	0.1	$-
Exercisable at March 31, 2013	500,000	$40.99	0.1	$-

	For the Three Months Ended March 31, 2012
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	570,000	$39.24
Issued/Cancelled/Forfeited	-	-
Outstanding at March 31, 2012	570,000	$39.24	1.0	$-
Exercisable at March 31, 2012	570,000	$39.24	1.0	$-

As of March 31, 2013, we had no unamortized deferred compensation costs associated with non-vested stock options, and all outstanding options are exercisable. There were no stock option exercises during the three months ended March 31, 2013 and 2012.  No options were granted in the three months ended March 31, 2013 and 2012.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2013 and 2012, we granted 93,000 and 60,000 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.3 million and $0.2 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of 24 to 60 months and are being amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2013, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.6 million with a weighted-average remaining amortization period of 1.9 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2012, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks that our actual experience will differ materially from the expectations, including the factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this Report.  For more information, see “Forward-Looking Information” below.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market largely represented by credit risks that regulators classify as “sub-prime.”

Currently, within our Credit Cards and Other Investments segment, we are collecting on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those generated through our credit card products in the U.K.  Two of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for these portfolios, our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. Beyond these activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit whereby we partner with retailers in various industries across the U.S. to provide credit at the point of sale to their customers who may have been declined under traditional financing options. Using our global infrastructure and technology platform, we also provide loan servicing activities, including underwriting, marketing, customer service and collections operations for third parties. Also through our Credit Cards and Other Investments segment, we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure. Lastly, we report within our Credit Cards and Other Investments segment the income it earns associated with its investments in two equity-method investees—one that holds credit card receivables for which we are the servicer and another that holds structured financing notes underlying credit card receivables for which we are the servicer.

In the current environment, the recurring cash flows we receive within our Credit Cards and Other Investments segment principally include those associated with (1) servicing compensation, (2) distributions from one of our equity-method investees that in March 2011 purchased and now holds all of the outstanding notes issued out of our U.K. Portfolio structured financing trust, (3) unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities, and (4) our private label merchant credit receivables.

As is customary in our industry, we historically financed most of our credit card receivables through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates” or leverage we can achieve against credit card receivable assets in the current asset-backed securitization markets is far below pre-2008 levels. Considering this reality and U.S. regulatory constraints on credit card asset returns, we have concluded that we cannot achieve our desired returns on equity through U.S. credit card lending.  We continue, however, to originate credit cards in the U.K. because we believe the U.K. environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.  Additionally, we believe that our growing portfolio of private label merchant credit receivables is generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. We purchase the auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities, as well as issuing certain lending products in addition to our traditional loans secured by automobiles.

In August 2012, we completed a transaction to sell to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit Cards and Other Investments segment. The sales price included (1) $119.7 million (cash of $106.7 million and a note receivable of $13.0 million, which was subsequently paid) at closing, of which $10.0 million in cash is being held in escrow for 12 months following the closing date of the transaction to satisfy certain indemnification provisions, and (2) an additional $10.8 million in cash we received in the fourth quarter of 2012 upon the achievement of certain targets. For the period ended March 31, 2012, the results of these operations are reported within our income from discontinued operations category on our consolidated statements of operations.

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities, including:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit business; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock; and (4) servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2013	2012	from 2012 to 2013
Total interest income	$19,935	$25,332	$(5,397)
Interest expense	(5,772)	(10,851)	5,079
Fees and related income on earning assets:
Fees on credit products	3,916	2,963	953
Changes in fair value of loans and fees receivable recorded at fair value	16,723	55,929	(39,206)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(14,605)	(9,317)	(5,288)
Other	772	292	480
Other operating income:
Servicing income	2,601	1,264	1,337
Other income	2,136	812	1,324
Equity in income equity-method investees	4,307	6,017	(1,710)
Total	$30,013	$72,441	(42,428)
Losses upon charge off of loans and fees receivable recorded at fair value	5,798	55,628	49,830
Provision for losses on loans and fees receivable recorded at net realizable value	3,282	2,503	(779)
Other operating expenses:
Salaries and benefits	4,409	5,667	1,258
Card and loan servicing	10,679	10,464	(215)
Marketing and solicitation	1,935	816	(1,119)
Depreciation	373	428	55
Other	6,078	6,975	897
Net loss	(2,987)	(4,506)	1,519
Net (income) loss attributable to noncontrolling interests	(21)	74	(95)
Net loss attributable to controlling interests	(3,008)	(4,432)	1,424
Income from discontinued operations before income tax	-	5,874	(5,874)

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our credit card, private label merchant credit, and auto finance receivables.  The decline period over period is due to continued net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline for the next several quarters along with continuing expected net liquidations of our credit card and auto finance receivables.  The reductions will be offset to a limited extent based on expected private label merchant credit product and U.K. credit card product growth.

Interest expense. The decrease in interest expense is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our May 2012 repayment of substantially all of our 3.625% convertible senior notes as discussed in Note 9, “Convertible Senior Notes,” to our consolidated financial statements.  Despite limited new borrowings as evidenced within Note 8, “Notes Payable,” to our consolidated financial statements and the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect substantially lower interest expense in future 2013 quarters relative to comparable prior year quarters.

Fees and related income on earning assets.  The significant factor affecting our differing levels of fees and related income on earning assets is our 2013 increases in fees earned on our credit products, principally due to billings on credit card accounts in the U.K., as well as billings associated with our growing private label merchant credit product.

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

Servicing income.  We earn servicing compensation by servicing loan portfolios for third parties (including our equity-method investees), and we recently have entered into servicing agreements with new third parties, which account for our higher first quarter 2013 servicing income relative to the first quarter of 2012.  Servicing income is not, however, a significant income source for us, and unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category.

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

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs of the face amount credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. We also note that these charge offs were higher than typical in the first quarter of 2012 given our sale of a large volume of late-stage delinquent accounts and related receivables (which we treated as having been charged off contemporaneous with their sale) out of our U.K. credit card receivables portfolio during the first quarter of 2012.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We experienced a year over year increase in this category between 2012 and 2013 due to the effects of elevated losses incurred on new credit product testing and provisions for loan losses associated with growth in our new product lines. For the foreseeable future, we expect growth in new product receivables recorded at net realizable value to exceed liquidations of our auto finance receivables recorded at net realizable value. Accordingly, we expect increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume (i.e., growth of new product receivables), rather than credit quality changes or deterioration. Based on experience with some of our new products (in particular our U.K. credit card product) in 2012, we expect net improvements in the credit quality of our new product receivables throughout 2013. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and our Credit Cards and Other Investments and Auto Finance segment discussions for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense decreased for the three months ended March 31, 2013 relative to the three months ended March 31, 2012, reflecting the following:

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
card and loan servicing expenses that are slightly higher in 2013 based on new product efforts, the cost of such efforts overshadowing the cost effects of continuing credit card and auto finance receivables portfolio liquidations;

•	decreases in depreciation reflecting a diminished level of capital investments by us; and

•	an increase in marketing and solicitation costs consistent with the aforementioned new product efforts.

A large portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and will over time comprise a larger percentage of our total costs given the ongoing contraction of our credit card and auto finance loans and fees receivable levels. To this extent, our rate of cost reduction has slowed relative to the rate of contraction in loans and fees receivable. We do, however, attempt to maximize the utility that we get from our incurrence of fixed costs by our testing and exploration of new products and services and areas of investment, and we continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our net liquidating portfolio of managed receivables.

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

Income taxes. Computed considering results for only our continuing operations before income taxes, we experienced a negative effective income tax benefit rate of 17.6% for the three months ended March 31, 2013, versus our effective income tax benefit rate of 17.1% for the three months ended March 31, 2012.  Our negative effective income tax benefit rate for the three months ended March 31, 2013 results principally from interest accruals on our liabilities for uncertain tax positions.  Variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) intra-period tax allocations associated with our discontinued operations in 2012 as required under GAAP.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.4 million and $0.5 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2013 and 2012, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in each of the three months ended March 31, 2013 and 2012.

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

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

 The following table presents the delinquency trends of the receivables we manage within our Credit Cards and Other Investments segment, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2013	2012				2011
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$263,265	$294,167	$326,557	$356,897	$401,394	$480,355	$540,023	$613,747
Period-end managed accounts	245	256	281	309	340	390	431	481
Percent 30 or more days past due	9.4%	10.0%	11.0%	9.9%	10.4%	13.0%	12.6%	11.9%
Percent 60 or more days past due	7.0%	7.2%	8.1%	6.9%	7.9%	9.7%	8.9%	8.7%
Percent 90 or more days past due	4.9%	5.1%	5.8%	4.6%	5.9%	6.9%	6.2%	6.2%

Average managed receivables	$277,457	$309,025	$340,628	$378,227	$438,601	$511,834	$580,212	$659,686
Combined gross charge-off ratio	15.1%	16.5%	15.3%	20.7%	53.9%	19.3%	20.9%	24.2%
Net charge-off ratio	12.4%	14.4%	13.1%	16.8%	47.4%	15.2%	16.7%	19.8%
Adjusted charge-off ratio	10.7%	12.7%	11.4%	15.1%	30.6%	12.2%	13.9%	16.7%
Total yield ratio	33.8%	15.7%	23.5%	24.2%	22.9%	23.2%	19.2%	21.8%
Gross yield ratio	22.7%	18.1%	19.2%	19.9%	18.9%	18.6%	19.3%	18.9%
Net interest margin	16.1%	12.3%	13.5%	13.3%	10.4%	12.6%	13.4%	12.8%
Other income ratio	10.5%	-2.9%	3.9%	3.5%	2.7%	3.7%	-1.0%	2.1%
Operating ratio	24.8%	7.3%	18.5%	18.2%	15.3%	12.1%	12.3%	12.5%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given our closure largely in 2008 and 2009 of substantially all credit card accounts underlying the portfolios. Moreover, although we are marketing the origination of credit card accounts in the U.K., we have curtailed our U.S. credit card marketing efforts. Despite fairly rapid receivables growth we are experiencing and expect over the coming quarters for our private label merchant credit offering and for those credit card accounts opened in the U.K., we do not anticipate receivables additions in the near term sufficient to offset the receivables balance contractions noted above.

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

Given that our accounts primarily consist of closed credit card accounts with no significant account actions taken in the past several quarters, we would expect to see lower delinquency and charge-off statistics associated with our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our delinquency statistics relative to corresponding dates in prior years and is consistent with our expectations for the next few quarters. We do note, however, the effects on our first quarter 2012 delinquency and charge-off statistics of a unique transaction opportunity.  In that quarter, we sold for a total of $10.4 million, a price that we viewed as attractive, $44.0 million in face value of our U.K. portfolio credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold.  These receivables had a GAAP carrying value of $9.8 million on the sale date, thereby rendering an insignificant gain upon their sale.  This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our March 31, 2012 managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of March 31, 2012 and June 30, 2012.  Given this acceleration, we experienced a slight increase in our delinquency rates as of September 30 and December 31, 2012, in part due to the aforementioned transaction, but also in part to the effects of higher delinquency rates associated with credit card originations in the U.K.  Notwithstanding potential increases in the number of accounts we originate in the U.K. (which tend to have higher yields as well as higher delinquency rates), we still expect continuing future trending declines in our delinquency rates when compared to similar prior year periods.

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

Certain of our prior originated credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these particular originated receivables relative to all of our other outstanding credit card receivables, all things being equal, one would expect reduced charge-off ratios. This is supported by the above overall trend of declining year-over-year quarterly charge-off rates in all quarters but the first quarter of 2012. This trend is muted to some degree, however, for our net charge-off ratio and our adjusted charge-off ratio (as discussed in more detail below) simply due to a change in the mix of our charge offs toward a higher relative level of principal charge offs versus finance and fee charge offs.

All of our charge-off ratios were skewed higher during the first quarter of 2012 by reason of the unique transaction opportunity mentioned in our Delinquencies discussion above. Since that quarter, however, we have experienced a general trending rate of decline in our charge-off ratios. For the foreseeable future, we expect our charge-off ratios to generally stabilize (subject to normal seasonal variations) at close to those levels experienced in the first quarter of 2013. We reach this expectation considering (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) the beneficial effects on our charge-off ratios of recoveries of previously charged-off receivables (such recoveries including certain indemnification payments we are receiving with respect to one of our portfolios), and (3) higher expected charge off rates that we should experience on our new U.K. credit card originations.

Combined gross charge-off ratio. See the above general Charge Offs discussion.

Net charge-off ratio.  See the above general Charge Offs discussion.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend-line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Although one would expect the gap between the net charge-off ratio and the adjusted charge-off ratio to gradually narrow over time absent portfolio acquisitions, the unique transaction opportunity mentioned in our Delinquencies discussion above caused a significant widening of the gap between the net charge-off ratio and the adjusted charge-off ratio in the first quarter of 2012. That transaction opportunity caused our first quarter 2012 charge offs to be comprised of a disproportionally higher level of U.K. Portfolio charge offs than normal (for which significant levels of credit quality discount were accreted in the adjusted charge-off ratio computation in the first quarter of 2012).

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from certain higher-yielding credit card receivables that we originated prior to 2008. Those particular originated receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, we would expect to see a slight generally trending decline in our total yield and gross yield ratios consistent with disproportionate reductions in these particular originated receivables due to their higher charge-off levels over the past several quarters.  Our total and gross yield ratios also have been adversely affected over the past several quarters by our 2007 U.K. Portfolio acquisition. Its total and gross yields are below average as compared to our other portfolios, and the rate of decline in receivables in this portfolio has lagged behind the rate of decline in receivables in our other portfolios, thus continuing to suppress our yield ratios.

Notwithstanding the above, two factors have reversed our generally declining total and gross yield ratio trends. The first is growth in our newer higher yielding products, including our private label merchant credit product and our new U.K. credit card products. While this growth has contributed to increases in our total and gross yield ratios, we expect the U.K. credit card accounts in particular to slow the rate of decline in our charge-off rates as the accounts season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our new higher yielding products throughout 2013 and continued positive effects of this growth on our total and gross yield ratios.  Also positively affecting our total and gross yield ratios in recent quarters (and expected to positively affect these ratios for the foreseeable future) are certain indemnification payments we are receiving with respect to one of our portfolios.

We also note exceptions to the trend-lines discussed above with respect to our total yield ratio wherein our fourth quarter 2012 and third quarter 2011 total yield ratios were depressed by respective $5.5 million and $5.3 million write-downs of our investments in non-marketable debt and equity securities.  Absent these write-downs, our total yield ratios would have been 22.9% in both the fourth quarter of 2012 and the third quarter of 2011. These write-downs also adversely impacted our Other Income ratio as discussed below.

Net interest margin. Because of the significance of the late fees charged on certain higher-yielding credit card receivables that we originated prior to 2008 as a percentage of outstanding receivables balances, we generally would expect our net interest margin to decrease as these particular originated receivables become a smaller percentage of our overall managed receivables. Accordingly, the disproportionate reductions we have experienced in these particular originated credit card receivables levels is the principal factor that has contributed to the continued general declining trend in our net interest margins relative to those experienced in prior years.

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

We expect a relatively stable net interest margin of between 10% and 20% for the foreseeable future, with some improvements to the net interest margin as we experienced in the first quarter of 2013 associated with our newer higher yielding products, including our private label merchant credit product and our new U.K. credit card products.

Other income ratio. We generally expect our other income ratio to decrease as certain higher-yielding credit card receivables that we originated prior to 2008 become a smaller percentage of our overall managed receivables. When underlying open accounts, these particular originated receivables generated significantly higher annual membership, over-limit, monthly maintenance and other fees than do our other portfolios. Consequently, the closure of credit card accounts and the mix change discussed above under which these particular higher-yielding originated receivables comprise a much smaller percentage of our total receivables account in significant part for our low other income ratios.

Negatively affecting our other income ratio for the third quarter of 2011 were $5.3 million of losses that we recognized due to other-than-temporary declines in the values of non-marketable debt securities in which we had previously invested; excluding the impact of these write-downs, our other income ratio would have been 2.1%.  Similarly in the fourth quarter of 2012, we experienced other-than-temporary declines in the values of non-marketable debt and equity securities in the amount of $5.5 million; excluding the impact of these write-downs, our other income ratio would have been 4.3%.  Our improved other income ratio in the first quarter of 2013 derives from the same factors mentioned in Total yield ratio and gross yield ratio discussion above, and we expect for the foreseeable future to experience other income ratios generally comparable to that in the first quarter of 2013.

Operating ratio. Although we have been highly focused on expense reduction and cost control efforts, our managed receivables levels are generally falling at faster rates than the rates at which we have been able thus far to reduce our costs (particularly when considering our fixed infrastructure costs and costs of other non-receivables-based business initiatives and investments). This accounts for the trend-line of generally increasing operating ratios over the past several quarters.  In the fourth quarter of 2012, this trend was significantly offset due to the receipt of $10.0 million from a lender to compensate us for excess costs we incurred for the benefit of the lender in servicing a credit card portfolio that collateralized the lender’s loan to us; excluding the impact of this payment, our operating ratio would have been 20.2%.  The operating ratio increase seen in the first quarter of 2013 is a reflection of the fixed infrastructure costs mentioned above as well as some increases in operating costs associated with growth in new product lines.

Auto Finance Segment

Our Auto Finance segment historically included a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, principally purchases and/or services loans secured by automobiles from or for and also provides floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  We have expanded these operations to also include certain installment lending products in addition to our traditional loans secured by automobiles.  While not currently material, these loans could represent a meaningful investment in the future.

We also historically owned substantially all of JRAS, a buy-here, pay-here dealer we acquired in 2007 and operated from that time until our disposition of certain JRAS operating assets in the first quarter of 2011.

Additionally, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables.

Collectively, we currently serve more than 640 dealers through our Auto Finance segment in 37 states.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables:
	At or for the Three Months Ended
	2013	2012				2011
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$60,449	$64,158	$67,858	$72,886	$75,275	$87,755	$99,237	$113,316
Period-end managed accounts	22	23	23	24	24	26	27	29
Percent 30 or more days past due	10.0%	14.0%	13.3%	10.7%	8.3%	12.8%	11.9%	10.2%
Percent 60 or more days past due	3.6%	5.0%	5.4%	3.6%	3.3%	4.9%	4.7%	3.8%
Percent 90 or more days past due	1.5%	2.1%	2.4%	1.1%	1.6%	2.1%	2.3%	1.5%
Average managed receivables	$61,803	$65,065	$69,538	$75,877	$80,503	$92,719	$106,881	$120,773
Gross yield ratio	38.9%	36.8%	35.3%	35.2%	33.9%	36.3%	35.5%	32.6%
Adjusted charge-off ratio	1.7%	5.9%	3.9%	4.2%	8.2%	8.3%	9.8%	10.9%
Recovery ratio	5.1%	3.5%	3.9%	4.7%	6.0%	7.1%	5.6%	7.0%
Net interest margin	35.5%	35.6%	23.8%	32.0%	17.0%	24.4%	25.6%	23.8%
Other income ratio	2.5%	3.8%	2.7%	2.3%	2.3%	1.4%	1.2%	0.9%
Operating ratio	28.9%	26.1%	24.7%	24.0%	29.9%	21.3%	19.5%	18.7%

Managed receivables.  Period-end managed receivables have gradually declined because we curtailed purchasing and origination activities within our ACC and JRAS operations prior to 2011. For all of the periods set forth above, only CAR continues to purchase/originate loans, but not at growth levels significant enough to offset the gradual liquidations of our ACC and JRAS portfolios’ managed receivables. ACC and JRAS managed receivables are substantially liquidated at this point, and we expect the pace of decline in our managed receivables levels to abate significantly over the next few quarters. We also expect to begin seeing net growth in our managed receivables within the next year as we expand our CAR operations.

Delinquencies.  Our ACC and JRAS receivables are substantially liquidated and are at largely insignificant levels relative to our better performing CAR receivables, which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy accounted for our generally improving delinquency statistics through the end of the second quarter of 2012. Because the JRAS and ACC receivables are largely insignificant, we do not expect any material further improvements in our delinquency statistics associated with further liquidations of these receivables. Delinquencies rose somewhat within our CAR receivables portfolio in the third and fourth quarters of 2012, primarily due to seasonal patterns and a slightly weakened market. These delinquency rates abated in the first quarter of 2013 although they are still slightly higher than those experienced in the first quarter of 2012.  Both of these periods benefited from seasonally strong payment patterns associated with year-end tax refunds for most of our customers.  Delinquencies experienced in 2011 and early 2012 reflected historically low delinquency rates, and the current levels we are experiencing more closely represent what we would expect going forward. Even at the slightly elevated rates (when compared to last year), because we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against credit losses, we are not generally concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations.

Gross yield ratio, net interest margin and other income ratio.  With the exception of the first and third quarters of 2012, a general trend-line of improving net interest margins is evident relative to comparable prior year periods due in part to liquidation of the JRAS and ACC receivables, thereby causing the better-performing CAR receivables to comprise a greater percentage of our average managed auto finance receivables. The terms of our ACC debt facility provide that 37.5% of any cash flows (net of contractual servicing compensation) generated on the ACC auto finance receivables portfolio after repayment of the debt will be allocated to the debt holders as additional compensation for the use of their capital. Significant recent improvements in performance of the ACC receivables caused us to resume significant accruals of contingent interest expense under the ACC debt facility, and our accruals of such additional interest during the first and third quarters of 2012 caused the decline in our net interest margin relative to our improving net interest margin trend-line.  Because all principal under the ACC debt facility has now been repaid (and the only remaining obligation under the facility is for contingent interest that we have fully accrued at this point), we do not expect any significant future effects on our net interest margin associated with contingent interest under the ACC debt facility.

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

The principal income component within our other income ratio is servicing compensation that CAR receives for servicing loan portfolios for third parties.  This activity is relatively insignificant for us and is not expected to become significant for the foreseeable future.

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio has declined significantly. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower adjusted charge-off ratios.  Also serving to reduce our second quarter 2011 adjusted charge-off ratio as well as increase our second quarter 2011 recovery ratio was a large sale of repossessed autos at auction related to the receivables of our former JRAS operations, which had accumulated a growing inventory of such vehicles leading into the second quarter of 2011 as well as increased recoveries experienced in our ACC portfolio.  A similar increase in recoveries was seen during the fourth quarter of 2011 in our ACC portfolio.  And, in the first quarter of 2013, we again experienced larger than anticipated recovery sales associated with our former JRAS operations, which helped to improve our recovery ratio and adjusted charge-off ratio in the first quarter of 2013.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but more importantly, we expect our recovery rate to fall gradually with the declining effects of ACC and JRAS on our operations; CAR experiences significantly lower charge offs and recoveries than we experienced with respect to ACC and JRAS.

Operating ratio. We have experienced a modest general trend-line of increasing year-over-year operating ratios, which largely reflects the higher costs of our CAR operations as a percentage of receivables than such operating costs of our former ACC and JRAS operations as a percentage of their receivables in prior periods. (Such higher costs correspond with the significantly higher gross yield ratios and net interest margins within our CAR operations.) As noted above, our CAR receivables and operating costs now comprise a greater percentage of respective total Auto Finance segment receivables and operating costs given the gradual liquidation of ACC and JRAS receivables. Notwithstanding this general trend-line, we do not expect a significantly higher operating ratio for the foreseeable future.  The spike in the first quarter of 2012 operating ratio arose due to an impairment charge of $1.2 million recognized during that quarter associated with unfavorable terms on the sublease of our former ACC offices and certain non-recurring costs we incurred in the collection of our JRAS receivables.  Increases seen in 2013 relate to the expansion of our CAR operations in the U.S. Territories of Guam and Saipan (part of the Commonwealth of the Northern Mariana Islands).

Future Expectations

Our CAR operations are performing well in the current environment (achieving consistent profitability) and are expected to continue at current levels for the foreseeable future. Generally offsetting these positive results are ACC and JRAS operations, which are expected to modestly depress overall Auto Finance segment results relative to CAR’s stand-alone results. However, because ACC’s and JRAS’s receivables are now substantially liquidated, they should have a small and further diminishing adverse future effect on the positive results we are experiencing within our CAR operations.  Additionally, modest expansions in 2013 will continue to have an initial negative impact on our operating ratio as we incur start up costs associated with the new locations.

Liquidity, Funding and Capital Resources

We continue to see some dislocation in the availability of attractively priced and termed liquidity as a result of the market disruptions that began in 2007. This ongoing disruption has resulted in a decline in liquidity available to fund sub-prime receivables, wider spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make against credit card receivables, and a decrease in advance rates for those loans.  Moreover, the most recent global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed financing for our originated credit card portfolio activities at attractive advance rates in the last down cycle (2001 through 2003), the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as those seen during the recent crisis. Additionally, while we were successful during that down cycle in obtaining asset-backed financing for credit card portfolio acquisitions at attractive advance rates, pricing and other terms, that financing has not been available from traditional market participants since the advent of the most recent crisis.

Although we are hopeful that the liquidity markets for sub-prime receivables ultimately will return to more traditional levels, we are not able to predict when or if that will occur, and we are managing our business with the assumption that such liquidity markets will not return to more traditional levels in the near term. We have closed substantially all of our credit card accounts (other than those associated with our originated U.K. accounts). And, to the extent possible given constraints thus far on our ability to reduce expenses at the same rate as our managed receivables are liquidating, we are managing our receivables portfolios with a goal of generating the necessary cash flows over the coming quarters for us to use in de-leveraging our business, while continuing to enhance shareholder value to the greatest extent possible. Our focus on liquidity has resulted in and will continue to result in growth and profitability trade-offs.

All of our Credit Cards and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing risks associated with our convertible senior notes given that the next redemption date for the remaining $0.5 million outstanding balance on our 3.625% convertible senior notes is May 30, 2015 and the remaining $139.5 million outstanding balance on our 5.875% convertible senior notes is not due for repayment until 2035. As such, our only near-term refunding or refinancing risks as of March 31, 2013 are those associated with the following notes payable:

Revolving credit facility (expiring October 10, 2013) that is secured certain receivables (1)	$1.9
Amortizing debt facility (expiring December 15, 2014) that is secured by certain receivables	9.0
Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	3.4
Revolving credit facility (expiring October 4, 2014) secured by the financial and operating assets of our CAR operations	20.0
Total facilities representing near-term refunding or refinancing risk	$34.3
    (1) Loan was restructured in April 2012 into a $2.0 million amortizing structured financing secured by certain receivables and having a final maturity date of April 1, 2016.

Further details concerning the above debt facilities are provided in Note 8, “Notes Payable,” and Note 9, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the current liquidity and debt markets, the performance of our assets that serve as security for the above facilities, and our relationships with the lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment.

While not representing a debt facility, we also note the liquidity risks associated with our uncertain tax positions. Although we believe we are several years away from ultimate resolution, and possible settlement and payment, with respect to our uncertain tax positions, including those taken in the 2007 and 2008 years under audit by the Internal Revenue Service, it is possible that we may ultimately resolve one or more uncertain tax positions in a manner that results in a significant payment. Substantially all of our $60.6 million income tax liability at March 31, 2013 is represented by our liability accrued for uncertain tax positions.

At March 31, 2013, we had $71.3 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2013 are as follows:

•
During the three months ended March 31, 2013, we used $6.7 million in cash flows from operations compared to generating $10.8 million of cash flows from operations during the three months ended March 31, 2012. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the three months ended March 31, 2013 relative to the same period in 2012, given diminished receivables levels, and (2) higher payments of accounts payable and accrued expenses in the three months ended March 31, 2013 relative to the same period in 2012.

•
During the three months ended March 31, 2013, we generated $23.9 million of cash through our investing activities, compared to generating $47.8 million of cash in investing activities during the three months ended March 31, 2012.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2013 based on the shrinking size of our liquidating credit card and auto finance receivable portfolios, offset by growth in our private label merchant credit product as well as our U.K. originated credit card receivables.

•
During the three months ended March 31, 2013, we used $13.1 million of cash in financing activities, compared to our use of $58.4 million of cash in financing activities during the three months ended March 31, 2012. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our 2013 use of cash in financing activities are borrowings associated with our new credit products.

We note that the $71.3 million in aggregate March 31, 2013 unrestricted cash referenced above represents the aggregate of all unrestricted cash held by our various business subsidiaries.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) potential receivables portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized as of March 31, 2013 to repurchase up to 9,879,900 shares of our common stock through June 30, 2014.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Related Party Transactions

In a September 2012 tender offer, we purchased for $10 per share the following shares from our executive officers, members of our Board of Directors, and a shareholder who owns more than 5% of our common stock:
	Number of Shares	Total Price
Executive Officers
David G. Hanna, Chief Executive Officer and Chairman of the Board	2,344,323	$23,443,230
Richard R. House, Jr., President and Director	100,240	$1,002,400
Richard W. Gilbert, Chief Operating Officer	212,023	$2,120,230
J.Paul Whitehead, III, Chief Financial Officer	49,949	$499,490
Board Members
Deal W. Hudson	18,700	$187,000
Mack F. Mattingly	20,726	$207,260
Thomas G. Rosencrants	16,172	$161,720
Greater-than-5% Shareholder
Frank J. Hanna, III	2,344,324	$23,443,240

Under a shareholders’ agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr., Richard W. Gilbert and certain trusts that were Hanna affiliates following our initial public offering if (1) one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

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

 In June 2007 we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters office location, to HBR Capital, Ltd. (“HBR”), a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $24.30 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May 2022.

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, as measured based on the amount of time and effort they devote to HBR.  In the three months ended March 31, 2013, we received $26,000 of reimbursed costs from HBR associated with these leased employees.

Forward-Looking Information

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, income ratios, net interest margins, long-term shareholder returns, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, the effects of account actions we may take or have taken, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us and banks that issue credit cards and other credit products on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, our plans in the U.K., the impact of our  U.K. Portfolio on our financial performance, the sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our entry into international markets, our ability to raise funds or renew financing facilities, the results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;

•	the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowances for uncollectible loans and fees receivable and estimates of loan losses;

•	the availability of adequate financing;

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and products limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the possible impairment of assets;

•	our relationship with the banks that provide certain services that are needed to operate our businesses;

•	our ability to reduce or eliminate overhead and other costs to lower levels consistent with the current contraction of our loans and fees receivable and other income-producing assets; and

•	theft and employee errors.

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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products in a profitable manner. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but who, in our view, have demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our loans and fees receivable will decline, all of which will have a negative impact on performance. While they have begun to rebound modestly, payment rates by our customers declined significantly in 2008 and 2009 and, correspondingly, default rates likewise increased throughout that time period.  It also is unclear whether our modestly improved payment rates can be sustained given weakness in the employment outlook and economic environment at large.

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain of our prior product offerings within the U.S. Changes in the consumer protection laws could result in the following:

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is difficult to find lenders willing to fund our automobile lending activities. Our inability to obtain debt facilities with desirable terms (e.g., interest rates and advance rates) and the other capital necessary to fund growth within our Auto Finance segment will cause periods (like our current period) of liquidations in our Auto Finance segment receivables and reductions in profitability and returns on equity. Although we did not experience any such adverse effects when our CAR facility began its required amortization period in June 2011 and was repaid in July 2011 (and although any concerns of such adverse effects are now abated given the lending facility CAR obtained in October 2011), in the event we may not be able to renew or replace any future Auto Finance segment facilities that bear refunding or refinancing risks when they become due, our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace future facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

The resolution of uncertain tax positions may be unfavorable.  Our businesses and the tax accounting for our businesses are very complex, thereby giving rise to a number of tax positions that are under consideration, and in some cases under dispute, in audits of our operations by various taxing authorities, including the Internal Revenue Service at the federal level with respect to net operating losses that we incurred in 2007 and 2008 and that we carried back to obtain tentative refunds of federal taxes paid in earlier years dating back to 2003.  It is possible that a court of ultimate jurisdiction may resolve tax positions in favor of the Internal Revenue Service or that we may ultimately settle with the Internal Revenue Service on one or more uncertain tax positions in a manner that differs from the liabilities that we have recorded associated with such positions under our recognition and measurement determinations.  The amounts involved in these audits, particularly the amounts of net operating losses that we carried back, are material.  To the extent that our ultimate resolution results in more liability than we have recorded, we could experience a material adverse effect on our results of operations and liquidity.

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships to provide for the issuance of credit cards to our customers. Even if we obtain a bank charter, there may be restrictions on the types of credit that the bank may extend. Our various issuing bank agreements have scheduled expiration dates. If we are unable to extend or execute new agreements with our issuing banks at the expirations of our current agreements with them, or if our existing or new agreements with our issuing banks were terminated or otherwise disrupted, there is a risk that we would not be able to enter into agreements with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

Unauthorized or unintentional disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation, and civil and criminal penalties.  To conduct our business, we are required to manage, use, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding our customers. We also depend on our IT networks and systems, and those of third parties, to process, store, and transmit this information. As a result, we are subject to numerous U.S. federal and state laws designed to protect this information. Security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information.

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

Climate change and related regulatory responses may impact our business.  Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate federal and other regulatory responses.  It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant.  The most direct impact is likely to be an increase in energy costs, which would adversely impact consumers and their ability to incur and repay indebtedness.  However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

Risks Relating to an Investment in Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

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

Our business is going through a period of substantial transition and we are exploring various options. We are exploring various options designed to produce the greatest benefit possible for our shareholders.  Currently these options include share repurchases, and we may consider additional options in the future.  On December 31, 2009, we paid a $.50 per share dividend to our shareholders, and a tender offer that we completed on May 14, 2010 resulted in our repurchase of 12,180,604 shares of our common stock for $85.3 million, in addition to our repurchase of $24.8 million in face amount of our 3.625% convertible senior notes for $14.7 million. Further, in a tender offer completed in April 2011, we repurchased 13,125,000 shares of our common stock at a purchase price of $8.00 per share for an aggregate cost of $105.0 million. Finally, we completed a tender offer in September 2012, whereby we repurchased 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 – January 31	46,200	$3.49	46,200	9,953,800
February 1 – February 28	34,400	$3.38	34,400	9,919,400
March 1 —March 31	39,500	$3.54	39,500	9,879,900
Total	120,100	$3.47	120,100	9,879,900

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 10,000,000 share Board-authorized repurchase plan, these amounts exclude 8,436 shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014, of which 9,879,900 remained authorized for repurchase as of March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus Holding Corporation’s SEC Filings unless Otherwise Indicated:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

May 10, 2013	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)