Form 10-Q
period 2013-06-30
Atlanticus Holdings Corp
filed 2013-08-13
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2013

of
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

As of July 31, 2013, 13,771,924 shares of common stock, no par value, of Atlanticus were outstanding. (This excludes 1,672,656 loaned shares to be returned as of that date.)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Unrestricted cash and cash equivalents	$60,957	$67,915
Restricted cash and cash equivalents	15,017	12,921
Loans and fees receivable:
Loans and fees receivable, net (of $9,496 and $8,274 in deferred revenue and $13,606 and $11,151 in allowances for uncollectible loans and fees receivable at June 30, 2013 and December 31, 2012, respectively)	76,418	69,625
Loans and fees receivable, at fair value	15,662	20,378
Loans and fees receivable pledged as collateral under structured financings, at fair value	107,258	133,595
Property at cost, net of depreciation	7,725	7,192
Investments in equity-method investees	38,636	37,756
Deposits	16,197	16,397
Prepaid expenses and other assets	13,560	14,647
Total assets	$351,430	$380,426
Liabilities
Accounts payable and accrued expenses	$34,726	$38,596
Notes payable, at face value	42,017	26,747
Notes payable associated with structured financings, at fair value	113,613	140,127
Convertible senior notes	95,628	95,335
Income tax liability	61,036	60,434
Total liabilities	347,020	361,239
Commitments and contingencies (Note 10)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,444,580 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at June 30, 2013; and 15,509,179 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2012	—	—
Additional paid-in capital	210,468	211,122
Accumulated other comprehensive loss	(2,526)	(1,154)
Retained deficit	(203,530)	(190,673)
Total shareholders’ equity	4,412	19,295
Noncontrolling interests	(2)	(108)
Total equity	4,410	19,187
Total liabilities and equity	$351,430	$380,426

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Consumer loans, including past due fees	$16,681	$22,853	$36,505	$47,983
Other	84	206	195	408
Total interest income	16,765	23,059	36,700	48,391
Interest expense	(5,866)	(7,325)	(11,638)	(18,176)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	10,899	15,734	25,062	30,215
Fees and related income on earning assets	10,219	14,431	17,025	64,298
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(4,351)	(17,275)	(10,149)	(72,903)
Provision for losses on loans and fees receivable recorded at net realizable value	(6,670)	(5,952)	(9,952)	(8,455)
Net interest income, fees and related income on earning assets	10,097	6,938	21,986	13,155
Other operating income:
Servicing income	2,604	968	5,205	2,232
Other income	316	639	2,452	1,451
Equity in income of equity-method investees	957	3,539	5,264	9,556
Total other operating income	3,877	5,146	12,921	13,239
Other operating expense:
Salaries and benefits	4,371	4,800	8,780	10,467
Card and loan servicing	10,849	10,726	21,528	21,190
Marketing and solicitation	2,586	630	4,521	1,446
Depreciation	418	348	791	776
Other	5,078	6,223	11,156	13,198
Total other operating expense	23,302	22,727	46,776	47,077
Loss on continuing operations before income taxes	(9,328)	(10,643)	(11,869)	(20,683)
Income tax (expense) benefit	(462)	1,257	(908)	2,973
Loss on continuing operations	(9,790)	(9,386)	(12,777)	(17,710)
Discontinued operations:
Income from discontinued operations before income taxes	—	5,276	—	11,150
Income tax expense	—	(1,846)	—	(3,902)
Income from discontinued operations	—	3,430	—	7,248
Net loss	(9,790)	(5,956)	(12,777)	(10,462)
Net (income) loss attributable to noncontrolling interests in continuing operations	(59)	211	(80)	285
Net loss attributable to controlling interests	$(9,849)	$(5,745)	$(12,857)	$(10,177)
Loss on continuing operations attributable to controlling interests per common share—basic	$(0.71)	$(0.42)	$(0.93)	$(0.79)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(0.71)	$(0.42)	$(0.93)	$(0.79)
Income from discontinued operations attributable to controlling interests per common share—basic	$—	$0.16	$—	$0.33
Income from discontinued operations attributable to controlling interests per common share—diluted	$—	$0.16	$—	$0.33
Net loss attributable to controlling interests per common share—basic	$(0.71)	$(0.26)	$(0.93)	$(0.46)
Net loss attributable to controlling interests per common share—diluted	$(0.71)	$(0.26)	$(0.93)	$(0.46)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(9,790)	$(5,956)	$(12,777)	$(10,462)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(117)	(665)	(1,511)	345
Income tax benefit related to other comprehensive income	31	85	139	17
Comprehensive loss	(9,876)	(6,536)	(14,149)	(10,100)
Comprehensive (income) loss attributable to noncontrolling interests in continuing operations	(59)	211	(80)	285
Comprehensive loss attributable to controlling interests	$(9,935)	$(6,325)	$(14,229)	$(9,815)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	15,509,179	$—	$211,122	$—	$(1,154)	$(190,673)	$(108)	$19,187
Compensatory stock issuances	172,964	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	26	26
Amortization of deferred stock-based compensation costs	—	—	212	—	—	—	—	212
Redemption and retirement of shares	(237,563)	—	(866)	—	—	—	—	(866)
Net loss	—	—	—	—	—	(12,857)	80	(12,777)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,372)	—	—	(1,372)
Balance at June 30, 2013	15,444,580	$—	$210,468	$—	$(2,526)	$(203,530)	$(2)	$4,410

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(12,777)	$(10,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	656	730
Losses upon charge off of loans and fees receivable recorded at fair value	15,991	72,903
Provision for losses on loans and fees receivable	9,952	10,064
Interest expense from accretion of discount on convertible senior notes	293	2,149
Income from accretion of discount associated with receivables purchases	(13,919)	(16,750)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(9,490)	(57,481)
Income from equity-method investments	(5,264)	(9,556)
Other non-cash adjustments to income	159	287
Changes in assets and liabilities, exclusive of business acquisitions:
(Increase) decrease in uncollected fees on earning assets	(295)	19,199
Increase in income tax liability	740	886
Decrease in prepaid expenses	117	4
Decrease in accounts payable and accrued expenses	(3,558)	(846)
Other	3,183	2,957
Net cash (used in) provided by operating activities	(14,212)	14,084
Investing activities
(Increase) decrease in restricted cash	(2,127)	5,805
Investment in equity-method investees	(3,750)	(1,354)
Proceeds from equity-method investees	7,211	16,042
Investments in earning assets	(87,090)	(121,340)
Proceeds from earning assets	121,761	167,227
Investments in subsidiaries	—	(3,514)
Purchases and development of property, net of disposals	(1,362)	(1,139)
Net cash provided by investing activities	34,643	61,727
Financing activities
Noncontrolling interests contributions, net	26	—
Purchase and retirement of outstanding stock	(866)	(196)
Proceeds from borrowings	21,198	15,365
Repayment of borrowings	(46,880)	(184,605)
Net cash used in financing activities	(26,522)	(169,436)
Effect of exchange rate changes on cash	(867)	(6)
Net decrease in unrestricted cash	(6,958)	(93,631)
Unrestricted cash and cash equivalents at beginning of period	67,915	144,913
Unrestricted cash and cash equivalents at end of period	$60,957	$51,282
Supplemental cash flow information
Cash paid for interest	$11,287	$16,265
Net cash income tax payments	$168	$43
Supplemental non-cash information
Issuance of stock options and restricted stock	$522	$227
Notes payable associated with capital leases	$148	$268

See accompanying notes.

 Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control. We are primarily focused on providing financial services. Through our subsidiaries, we offer an array of financial products and services to a market largely represented by credit risks that regulators classify as “sub-prime.” As discussed further below, we reflect our continuing business lines within two reportable segments:  Credit Cards and Other Investments; and Auto Finance. See also Note 4, “Segment Reporting,” for further details.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), under which we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of two categories of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value; these estimates likewise affect the changes in these amounts reflected within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses have a significant effect on loans and fees receivable, net, as shown on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations.

We have reclassified certain amounts in our prior period consolidated financial statements related to discontinued operations to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, net; (2) loans and fees receivable, at fair value; and (3) loans and fees receivable pledged as collateral under structured financings, at fair value.

Components of our aggregated categories of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2012	Additions	Subtractions	Balance at June 30, 2013
Loans and fees receivable, gross	$89.1	$109.2	$(98.8)	$99.5
Deferred revenue	(8.3)	(15.1)	13.9	(9.5)
Allowance for uncollectible loans and fees receivable	(11.2)	(10.0)	7.6	(13.6)
Loans and fees receivable, net	$69.6	$84.1	$(77.3)	$76.4
	Balance at December 31, 2011	Additions	Subtractions	Balance at June 30, 2012
Loans and fees receivable, gross	$119.3	$95.7	$(102.5)	$112.5
Deferred revenue	(8.0)	(13.3)	12.8	(8.5)
Allowance for uncollectible loans and fees receivable	(14.7)	(10.3)	8.0	(17.0)
Loans and fees receivable, net	$96.6	$72.1	$(81.7)	$87.0

As of June 30, 2013 and June 30, 2012, the weighted average remaining accretion periods for the $9.5 million and $8.5 million, respectively, of deferred revenue reflected in the above tables were 14 and 13 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(2.6)	$(3.5)	$(10.1)
Provision for loan losses	(3.7)	0.5	(3.5)	(6.7)
Charge offs	1.5	1.2	1.0	3.7
Recoveries	(0.1)	(0.3)	(0.1)	(0.5)
Balance at end of period	$(6.3)	$(1.2)	$(6.1)	$(13.6)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(6.3)	$(1.2)	$(6.1)	$(13.6)

For the Six Months Ended June 30, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Provision for loan losses	(5.9)	0.7	(4.8)	(10.0)
Charge offs	4.3	2.3	2.3	8.9
Recoveries	(0.1)	(1.1)	(0.1)	(1.3)
Balance at end of period	$(6.3)	$(1.2)	$(6.1)	$(13.6)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(6.3)	$(1.2)	$(6.1)	$(13.6)
Loans and fees receivable:
Loans and fees receivable, gross	$13.2	$60.7	$25.6	$99.5
Loans and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans and fees receivable collectively evaluated for impairment	$13.2	$60.7	$25.6	$99.5

For the Three Months Ended June 30, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.5)	$(6.1)	$(1.9)	$(12.5)
Provision for loan losses (includes $1.4 million of provision netted within income from discontinued operations)	(7.1)	0.7	(1.0)	(7.4)
Charge offs	1.4	1.8	0.9	4.1
Recoveries	(0.3)	(0.9)	—	(1.2)
Balance at end of period	$(10.5)	$(4.5)	$(2.0)	$(17.0)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(10.5)	$(4.5)	$(2.0)	$(17.0)

For the Six Months Ended June 30, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(8.4)	$(2.3)	$(14.7)
Provision for loan losses (includes $1.8 million of provision netted within income from discontinued operations)	(8.9)	1.3	(2.7)	(10.3)
Charge offs	3.0	4.7	3.0	10.7
Recoveries	(0.6)	(2.1)	—	(2.7)
Balance at end of period	$(10.5)	$(4.5)	$(2.0)	$(17.0)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(10.5)	$(4.5)	$(2.0)	$(17.0)
Loans and fees receivable:
Loans and fees receivable, gross	$27.9	$73.4	$11.2	$112.5
Loans and fees receivable individually evaluated for impairment	$—	$0.1	$—	$0.1
Loans and fees receivable collectively evaluated for impairment	$27.9	$73.3	$11.2	$112.4

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	June 30, 2013	December 31, 2012
Current loans receivable	$82.4	$71.4
Current fees receivable	3.0	0.8
Delinquent loans and fees receivable	14.1	16.9
Loans and fees receivable, gross	$99.5	$89.1

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable and typically are charged off 180 days from the point they become delinquent for our credit card, auto finance and other unsecured lending product receivables, or sooner if facts and circumstances earlier indicate non-collectibility.  Recoveries on accounts previously charged off are credited to the allowance for uncollectible loans and fees receivable and effectively offset our provision for losses on loans and fees receivable recorded at net realizable value on our consolidated statements of operations. (All of the above discussion relates only to our loans and fees receivable for which we use net realizable value (i.e., as opposed to fair value) accounting. For loans and fees receivable recorded at fair value, recoveries offset losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries on our consolidated statement of operations.)

We consider loan delinquencies a key indicator of credit quality as this measure provides the best ongoing estimate of how a particular class of receivables is performing.  An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of June 30, 2013 and December 31, 2012 is as follows:

Balance at June 30, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$1.2	$5.2	$1.2	$7.6
60-89 days past due	0.9	1.5	0.8	3.2
90 or more days past due	1.5	0.6	1.2	3.3
Delinquent loans and fees receivable, gross	3.6	7.3	3.2	14.1
Current loans and fees receivable, gross	9.6	53.4	22.4	85.4
Total loans and fees receivable, gross	$13.2	$60.7	$25.6	$99.5
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.1	$—	$0.1
Balance at December 31, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.7	$5.4	$0.6	$6.7
60-89 days past due	1.0	2.0	0.5	3.5
90 or more days past due	4.2	1.6	0.9	6.7
Delinquent loans and fees receivable, gross	5.9	9.0	2.0	16.9
Current loans and fees receivable, gross	1.3	55.2	15.7	72.2
Total loans and fees receivable, gross	$7.2	$64.2	$17.7	$89.1
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.5	$—	$0.5

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We record our interests in the income of our equity-method investees within the equity in income of equity-method investees category on our consolidated statements of operations.

We use the equity method for our investments in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. In June 2013, we increased, from 50.0% to 66.7%, our overall ownership in this limited liability company. We continue to account for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which do not allow us to control this investee. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture with an unrelated third party that purchased the outstanding notes issued out of the structured financing trust underlying our United Kingdom (“U.K.”) portfolio of credit card receivables (the “U.K. Portfolio”).

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

Income Taxes

Computed considering results for only our continuing operations before income taxes, we experienced negative effective income tax benefit rates of 5.0% and 7.7% for the three and six months ended June 30, 2013, versus our effective income tax benefit rates of 11.8% and 14.4% for the three and six months ended June 30, 2012.  Our negative effective income tax benefit rates for the three and six months ended June 30, 2013 result principally from interest accruals on our liabilities for uncertain tax positions.  Variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) intra-period tax allocations associated with our discontinued operations in 2012 as required under GAAP.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.5 million and $0.9 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2013, respectively, compared to $0.5 million and $0.9 million during the three and six months ended June 30, 2012, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax positions, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in each of the three and six months ended June 30, 2013 and 2012.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fees on credit products	$5,385	$4,031	$9,301	$6,994
Changes in fair value of loans and fees receivable recorded at fair value	8,342	26,942	25,065	82,871
Changes in fair value of notes payable associated with structured financings recorded at fair value	(970)	(16,073)	(15,575)	(25,390)
Other	(2,538)	(469)	(1,766)	(177)
Total fees and related income on earning assets	$10,219	$14,431	$17,025	$64,298

The above changes in fair value of loans and fees receivable recorded at fair value category excludes the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 7, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations. Included within our Other category above during the three and six months ended June 30, 2013 is a $2.4 million charge off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011.

 Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on respective line items in consolidated statements of income if an amount being reclassified is required to be reclassified in its entirety to net income. For amounts not required to be reclassified to net income in their entirety in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The new reporting requirements do not change the way in which net income or comprehensive income is derived. The new standard applies to both interim and annual financial statements beginning on or after January 1, 2013. Our adoption of the guidance on January 1, 2013 had no effect on our financial condition, results of operations or liquidity since it impacts disclosures only.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after June 30, 2013, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements. We note, however, that on August 5, 2013 we received $10.0 million of escrowed proceeds associated with the August 2012 sale of our Investments in Previously Charged-Off Receivables segment.

3.	Discontinued Operations

In August 2012 we sold our Investments in Previously Charged-Off Receivables segment along with our balance transfer card operations. Accordingly, their results of operations are shown as discontinued operations within our consolidated statements of operations for all periods presented. Key components of discontinued operations on our consolidated statements of operations are as follows for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Net interest income, fees and related income on earning assets	$14,186	$29,205
Other operating income	1,028	2,160
Other operating expense	9,938	20,215
Income before income taxes	5,276	11,150
Income tax expense	(1,846)	(3,902)
Net income	$3,430	$7,248
Net income attributable to noncontrolling interests	$—	$—

4.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit Cards and Other Investments; and Auto Finance.

As of both June 30, 2013 and December 31, 2012, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2013 and 2012 revenues were generated outside of the U.S.

Summary operating segment information (in thousands) is as follows:

Three months ended June 30, 2013	Credit Cards and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$10,866	$5,815	$16,681
Other	37	47	84
Total interest income	10,903	5,862	16,765
Interest expense	(5,603)	(263)	(5,866)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$5,300	$5,599	$10,899
Fees and related income on earning assets	$12,581	$(2,362)	$10,219
Servicing income	$2,404	$200	$2,604
Equity in income of equity-method investees	$957	$—	$957
(Loss on) income from continuing operations before income taxes	$(8,794)	$(534)	$(9,328)
Income tax (expense) benefit	$(101)	$(361)	$(462)
Total assets	$292,342	$59,088	$351,430

Six months ended June 30, 2013	Credit Cards and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$24,910	$11,595	$36,505
Other	78	117	195
Total interest income	24,988	11,712	36,700
Interest expense	(10,942)	(696)	(11,638)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$14,046	$11,016	$25,062
Fees and related income on earning assets	$19,321	$(2,296)	$17,025
Servicing income	$4,804	$401	$5,205
Equity in income of equity-method investees	$5,264	$—	$5,264
(Loss on) income from continuing operations before income taxes	$(12,765)	$896	$(11,869)
Income tax (expense) benefit	$(179)	$(729)	$(908)
Total assets	$292,342	$59,088	$351,430

Three months ended June 30, 2012	Credit Cards and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$16,476	$6,377	$22,853
Other	139	67	206
Total interest income	16,615	6,444	23,059
Interest expense	(6,862)	(463)	(7,325)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$9,753	$5,981	$15,734
Fees and related income on earning assets	$14,155	$276	$14,431
Servicing income	$803	$165	$968
Equity in income of equity-method investees	$3,539	$—	$3,539
(Loss on) income from continuing operations before income taxes	$(13,194)	$2,551	$(10,643)
Income tax benefit (expense)	$1,761	$(504)	$1,257
Total assets	$351,585	$74,348	$425,933

Six months ended June 30, 2012	Credit Cards and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$35,170	$12,813	$47,983
Other	275	133	408
Total interest income	35,445	12,946	48,391
Interest expense	(14,537)	(3,639)	(18,176)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$20,908	$9,307	$30,215
Fees and related income on earning assets	$63,695	$603	$64,298
Servicing income	$1,926	$306	$2,232
Equity in income of equity-method investees	$9,556	$—	$9,556
(Loss on) income from continuing operations before income taxes	$(21,632)	$949	$(20,683)
Income tax benefit (expense)	$3,973	$(1,000)	$2,973
Total assets	$351,585	$74,348	$425,933

5.	Shareholders' Equity

Retired Shares

During the three and six months ended June 30, 2013, we repurchased and contemporaneously retired 109,027 and 237,563 shares of our common stock at an aggregate cost of $0.4 million and $0.9 million, respectively.

6.	Investments in Equity-Method Investees

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	June 30, 2013	December 31, 2012
Loans and fees receivable pledged as collateral under structured financings, at fair value	$41,761	$53,375
Investments in non-marketable debt securities, at fair value	$39,163	$46,564
Total assets	$104,239	$114,375
Notes payable associated with structured financings, at fair value	$17,585	$29,279
Total liabilities	$17,824	$29,558
Members’ capital	$86,415	$84,817

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net interest income, fees and related income on earning assets	$1,937	$7,084	$10,574	$21,371
Total other operating income	$176	$846	$514	$929
Net income	$1,631	$7,214	$10,045	$20,704
Net income attributable to our equity investment in investee	$957	$3,539	$5,264	$9,556

As previously noted, in June 2013, we increased, from 50.0% to 66.7% our overall ownership in a joint venture formed in 2004 to purchase a credit card receivables portfolio. We continue to account for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which do not allow us to control this investee. The additional June 2013 investment in this investee was made at a discount to the fair value of the investee's assets, thereby resulting in a gain of approximately $0.9 million for us in the three months ended June 30, 2013 based on the investee's reporting of substantially all of its assets at their fair values under its fair value option election.

The above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our U.K. Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	June 30, 2013	December 31, 2012
Investments in non-marketable debt securities, at fair value	$39,163	$46,564
Total assets	$40,696	$47,125
Total liabilities	$—	$—
Members’ capital	$40,696	$47,125

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net interest income, fees and related (loss) income on earning assets	$(964)	$4,010	$6,266	$4,557
Net (loss) income	$(976)	$3,998	$6,243	$4,524
Net (loss) income attributable to our equity investment in investee	$(487)	$284	$3,122	$804

As noted in Note 8, “Notes Payable,” notes payable with a fair value of $39.2 million correspond with the $39.2 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

7.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2013 and December 31, 2012 fair values and carrying amounts (1) of our assets that are required to be carried at fair value in our consolidated financial statements and (2) of our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2013 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$87,744	$68,597
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$7,821
Loans and fees receivable, at fair value	$—	$—	$15,662	$15,662
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$107,258	$107,258

Assets – As of December 31, 2012 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$76,384	$65,198
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,427
Loans and fees receivable, at fair value	$—	$—	$20,378	$20,378
Loans and fees receivable pledged as collateral under structured financings, at fair value	$—	$—	$133,595	$133,595

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2013 and June 30, 2012:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2013	$20,378	$133,595	$153,973
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	19,789	19,789
Net revaluations of loans and fees receivable, at fair value	5,276	—	5,276
Settlements, net	(9,992)	(43,553)	(53,545)
Impact of foreign currency translation	—	(2,573)	(2,573)
Net transfers in and/or out of Level 3	—	—	—
Balance at June 30, 2013	$15,662	$107,258	$122,920
Balance at January 1, 2012	$28,226	$238,763	$266,989
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	75,471	75,471
Net revaluations of loans and fees receivable, at fair value	7,400	—	7,400
Settlements, net	(14,780)	(129,172)	(143,952)
Impact of foreign currency translation	—	1,144	1,144
Net transfers in and/or out of Level 3	—	—	—
Balance at June 30, 2012	$20,846	$186,206	$207,052

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2013
Fair Value Measurements	(in Thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$15,662	Discounted cash flows	Gross yield	23.5%
			Principal payment rate	3.7%
			Expected credit loss rate	17.0%
			Servicing rate	11.2%
			Discount rate	15.9%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$107,258	Discounted cash flows	Gross yield	8.4% to 25.3% (18.8%)
			Principal payment rate	1.5% to 3.2% (2.5%)
			Expected credit loss rate	11.7% to 23.0% (18.7%)
			Servicing rate	6.8% to 8.5% (7.8%)
			Discount rate	15.9% to 16.2% (16.0%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2013 and December 31, 2012 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$20,000	$20,000
ACC amortizing debt facility	$—	$—	$1,887	$1,887
Amortizing debt facility	$—	$—	$6,721	$6,721
Revolving credit facility	$—	$—	$4,000	$4,000
Amortizing structured financing	$—	$—	$1,477	$1,477
U.K. credit card accounts revolving credit facility	$—	$—	$7,783	$7,783
5.875% Convertible Senior Notes	$—	$64,155	$—	$95,178
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$124	$—	$124
Economic sharing arrangement liability	$—	$—	$550	$550
Notes payable associated with structured financings, at fair value	$—	$—	$113,613	$113,613

Liabilities - As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$20,000	$20,000
ACC amortizing debt facility	$—	$—	$3,896	$3,896
Revolving credit facility	$—	$—	$1,456	$1,456
U.K. credit card accounts revolving credit facility	$—	$—	$1,213	$1,213
5.875% Convertible Senior Notes	$—	$55,787	$—	$94,886
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$175	$—	$175
Economic sharing arrangement liability	$—	$—	$815	$815
Notes payable associated with structured financings, at fair value	$—	$—	$140,127	$140,127

Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  See Note 8, “Notes Payable,” for further discussion on our notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2013 and 2012.

	Notes Payable Associated with Structured Financings, at Fair Value
	2013	2012
Beginning balance, January 1	$140,127	$241,755
Transfers in due to consolidation of equity-method investees	—	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	15,575	25,390
Repayments on outstanding notes payable, net	(39,388)	(85,480)
Impact of foreign currency translation	(2,701)	1,085
Net transfers in and/or out of Level 3	—	—
Ending balance, June 30	$113,613	$182,750

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended June 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
June 30, 2013
Fair Value Measurements	(in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Notes payable associated with structured financings, at fair value	$113,613	Discounted cash flows	Gross yield	8.4% to 25.3% (18.8%)
			Principal payment rate	1.5% to 3.2% (2.5%)
			Expected credit loss rate	11.7% to 23.0% (18.7%)
			Discount rate	15.9% to 20.3% (17.6%)

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2013 and December 31, 2012 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2013	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$21,213	$144,322
Aggregate fair value of loans and fees receivable that are reported at fair value	$15,662	$107,258
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$29	$415
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$799	$6,116

As of December 31, 2012	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$26,154	$192,433
Aggregate fair value of loans and fees receivable that are reported at fair value	$20,378	$133,595
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$36	$957
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$1,643	$7,591

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2013	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2012
Aggregate unpaid principal balance of notes payable	$241,675	$287,711
Aggregate fair value of notes payable	$113,613	$140,127

8.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of both June 30, 2013 and December 31, 2012, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of June 30, 2013, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of June 30, 2013.

	Carrying Amounts at Fair Value as of
	June 30, 2013	December 31, 2012
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2014), outstanding face amount of $170.1 million bearing interest at a weighted average 3.9% interest rate (3.5% as of December 31, 2012), which is secured by credit card receivables and restricted cash aggregating $74.4 million ($93.6 million as of December 31, 2012) in carrying amount	$74.4	$93.6
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of April 2014) issued out of our U.K. Portfolio securitization trust, outstanding face amount of $71.5 million bearing interest at a weighted average 5.4% interest rate (5.1% as of December 31, 2012), which is secured by credit card receivables and restricted cash aggregating $39.9 million ($47.3 million as of December 31, 2012) in carrying amount	39.2	46.5
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$113.6	$140.1

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $113.6 million in fair value of structured financing notes in the above table is $114.3 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $0.7 million.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

Other notes payable outstanding as of June 30, 2013 and December 31, 2012 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2013	December 31, 2012
Revolving credit facility (expiring October 4, 2014) at an annual rate equal to 4.8% (4.8% at December 31, 2012) that is secured by the financial and operating assets of CAR with an aggregate carrying amount of $51.8 million ($50.8 million at December 31, 2012) (1) (5)	$20.0	$20.0
Revolving credit facility (expiring May 17, 2014) at an annual rate equal to 4.2% that is secured by the financial and operating assets of our borrowing subsidiary with an aggregate carrying amount of $17.5 million (5)	4.0	—
Amortizing debt facility (expiring December 15, 2014) at a fixed rate of 9.5% that is secured by certain receivables and restricted cash with an aggregate carrying amount of $6.8 million (2)	6.7	—
Amortizing debt facility (expiring November 6, 2016) that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $5.2 million ($9.7 million as of December 31, 2012) (3)	1.9	3.9
Revolving credit facility which was refinanced in April 2013	—	1.4
Amortizing structured financing (expiring April 1, 2016) that is secured by certain receivables, with an annual rate equal to the lenders cost of funds plus 6.0% (6.8% as of June 30, 2013) (4)	1.5	—
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.5% as of June 30, 2013 and 10.3% as of December 31, 2012)	7.8	1.2
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15.0%, that are secured by certain equipment	0.1	0.2
Total notes payable outstanding	$42.0	$26.7

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

(3)
The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce the outstanding principal balance of the debt, and the outstanding principal balance was repaid in the fourth quarter of 2012.  Now that we have repaid the principal portion of the note, the lending agreement requires that we remit 37.5% of future cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio to the note holders as additional compensation for the use of their capital. Based on current estimates of this additional compensation, we currently are accruing interest expense on this liability at a 25.4% effective interest rate based on current expectations of future collections, and the amount disclosed in the above table represents our accrued interest expense liability under this lending agreement. The assets of Atlanticus Holdings Corporation are not subject to creditor claims arising under this loan.

(4)	Loan has certain asset performance covenants that if triggered could accelerate the early repayment of the remaining unamortized balance.

(5)	Loans are from same lender and are cross-collateralized; thus, combined security interests are subject to claims upon the default of either lending arrangement.

In May 2013, the revolving credit facility associated with our CAR operations was amended and expanded to allow for borrowings against certain receivables associated with our merchant credit lending program under the existing $40.0 million facility borrowing limits. The terms remained unchanged with the exception of the maturity date for borrowings under the merchant credit portion, which was set as May 17, 2014 as indicated in the table above.

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

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 (“3.625% convertible senior notes”), and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 (“5.875% convertible senior notes”). These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.  In May 2012, substantially all of the holders of our 3.625% convertible senior notes exercised a then-existing put right, under which we repaid $83.5 million in face amount of such notes outstanding at par.  No such put rights exist under our 5.875% convertible senior notes.  The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2013	December 31, 2012
Face amount of 3.625% convertible senior notes	$450	$450
Face amount of 5.875% convertible senior notes	139,467	139,467
Discount	(44,289)	(44,582)
Net carrying value	$95,628	$95,335
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

10.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £1.8 million ($2.8 million) at June 30, 2013 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.  At June 30, 2013, our remaining available lines of credit associated with credit cards related to those cards issued under programs in the U.K.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow in excess of their current balances up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are also secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2013, CAR had unfunded outstanding floor-plan financing commitments totaling $5.8 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under our merchant credit products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $39.0 million at June 30, 2013. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Atlanticus Services Corporation’s (formerly CompuCredit Corporation and a wholly owned subsidiary of Atlanticus Holdings Corporation) third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, of which $0.2 million remains pledged to support various ongoing contractual obligations.  In addition, in connection with our U.K. Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of June 30, 2013). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. Atlanticus Services Corporation also guarantees certain performance obligations of its servicer affiliate to the indenture trustee and the trust created under the structured financing relating to our U.K. Portfolio.

Under agreements with third-party originating and other financial institutions, we have agreed to (1) indemnify the financial institutions for certain liabilities associated with the financial institutions’ card issuance and other lending activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims, and (2) certain contingent liabilities (capped at $4.4 million) that could arise for us upon the non-performance by third parties under their financial obligations. As of June 30, 2013, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation as a system of record provider under an agreement that extends through May 2015. If Atlanticus Services Corporation were to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($9.1 million as of June 30, 2013).

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements.  For further information regarding these commitments See Note 9, “Leases,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are material to us.

11.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

We compute net income (loss) attributable to controlling interests per common share by dividing income (loss) attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our income.  In performing our net income (loss) attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net income (loss) per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Loss on continuing operations attributable to controlling interests	$(9,849)	$(9,175)	$(12,857)	$(17,425)
(Loss on) income from discontinued operations attributable to controlling interests	—	3,430	—	7,248
Net loss attributable to controlling interests	$(9,849)	$(5,745)	$(12,857)	$(10,177)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,784	21,997	13,813	21,985
Effect of dilutive stock compensation arrangements (2)	—	51	—	67
Diluted (including unvested share-based payment awards) (1)	13,784	22,048	13,813	22,052
Loss on continuing operations attributable to controlling interests per common share—basic	$(0.71)	$(0.42)	$(0.93)	$(0.79)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(0.71)	$(0.42)	$(0.93)	$(0.79)
Income from discontinued operations attributable to controlling interests per common share—basic	$—	$0.16	$—	$0.33
Income from discontinued operations attributable to controlling interests per common share—diluted	$—	$0.16	$—	$0.33
Net loss attributable to controlling interests per common share—basic	$(0.71)	$(0.26)	$(0.93)	$(0.46)
Net loss attributable to controlling interests per common share—diluted	$(0.71)	$(0.26)	$(0.93)	$(0.46)

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 224,662 and 251,525 for the three and six months ended June 30, 2013, respectively compared to 76,500 and 169,209 shares for the three and six months ended June 30, 2012, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net income (loss) per share computations for the three months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013 and 2012, there were no shares potentially issuable and thus includible in the diluted net loss attributable to controlling interests per common share calculation under our 3.625% convertible senior notes and 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the 3.625% convertible senior notes and 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 22,246 and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes,” for a further discussion of these convertible securities.

12.    Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 803,046 shares remained available for grant under this plan as of June 30, 2013.  Exercises and vestings under our stock-based compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three and six months ended June 30, 2013 and 2012.

Stock Options

Our 2008 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.  We had no expenses related to stock option-related compensation costs during the three and six months ended June 30, 2013 and 2012. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Six Months Ended June 30, 2013
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	500,000	$40.99
Issued/Cancelled/Forfeited	(500,000)	$40.99
Outstanding at June 30, 2013	—	$—		$—
Exercisable at June 30, 2013	—	$—		$—
	For the Six Months Ended June 30, 2012
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	570,000	$39.24
Issued/Cancelled/Forfeited	(70,000)	$26.76
Outstanding at June 30, 2012	500,000	$40.99	0.9	$—
Exercisable at June 30, 2012	500,000	$40.99	0.9	$—

As of June 30, 2013, we had no outstanding stock options and thus had no unamortized deferred compensation costs associated with non-vested stock options. There were no stock option exercises during the three and six months ended June 30, 2013 and 2012, and we granted no options in the three and six months ended June 30, 2013 and 2012.

Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2013 and 2012, we granted 150,472 and 60,000 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.5 million and $0.2 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of 24 to 60 months and are being amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2013, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.7 million with a weighted-average remaining amortization period of 1.6 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2012, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) are defined.

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

Currently, within our Credit Cards and Other Investments segment, we are collecting on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those generated through our credit card products in the U.K.  Two of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for these portfolios our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. Beyond these activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit whereby we partner with retailers in various industries across the U.S. to provide credit (and, to a much more limited extent currently, rent merchandise under "rent-to-own" arrangements) at the point of sale to their customers who may have been declined under traditional financing options. Operations in this area now represent the largest potential growth segment for our Company. Using our global infrastructure and technology platform, we also provide loan servicing activities, including underwriting, marketing, customer service and collections operations for third parties. Also through our Credit Cards and Other Investments segment, we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure. Lastly, we report within our Credit Cards and Other Investments segment the income it earns associated with its investments in two equity-method investees—one that holds credit card receivables for which we are the servicer and another that holds structured financing notes underlying credit card receivables for which we are the servicer.

In the current environment, the recurring cash flows we receive within our Credit Cards and Other Investments segment principally include those associated with (1) servicing compensation, (2) distributions from one of our equity-method investees that in March 2011 purchased and now holds all of the outstanding notes issued out of our U.K. Portfolio structured financing trust, (3) unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities, and (4) our private label merchant credit activities.

We historically financed most of our credit card receivables through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates,” or leverage against credit card receivable assets, in the current asset-backed securitization markets is far below pre-2008 levels. Considering this reality and U.S. regulatory constraints on credit card asset returns, we have concluded that we cannot achieve our desired returns on equity through U.S. credit card lending.  We continue, however, to originate credit cards in the U.K. because we believe the U.K. environment to be more favorable than the U.S. toward possible significant credit card origination growth in the future.  Additionally, we believe that our private label merchant credit activities are generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to aggressively grow in this area.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. Offerings have also been expanded to provide floor-plan financing to this same group of dealers and finance companies. We purchase the auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities, as well as providing certain lending products in addition to our traditional loans secured by automobiles.

In August 2012, we sold to Flexpoint Fund II, L.P. for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit Cards and Other Investments segment. The sales price included (1) $119.7 million at closing, which included a $13.0 million note receivable that was subsequently paid and $10.0 million initially held in an indemnification-related escrow account that was released to us in cash on August 5, 2013, and (2) an additional $10.8 million in cash we received in the fourth quarter of 2012 upon the achievement of certain targets. For the three and six months ended June 30, 2012, the results of these operations are reported within our income from discontinued operations category on our consolidated statements of operations.

Subject to the availability of growth capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities, including:  (1) the acquisition of additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit business including our private label merchant credit activities; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock; and (4) servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2013	2012	from 2012 to 2013
Total interest income	$16,765	$23,059	$(6,294)
Interest expense	(5,866)	(7,325)	1,459
Fees and related income on earning assets:
Fees on credit products	5,385	4,031	1,354
Changes in fair value of loans and fees receivable recorded at fair value	8,342	26,942	(18,600)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(970)	(16,073)	15,103
Other	(2,538)	(469)	(2,069)
Other operating income:
Servicing income	2,604	968	1,636
Other income	316	639	(323)
Equity in income equity-method investees	957	3,539	(2,582)
Total	$24,995	$35,311	$(10,316)
Losses upon charge off of loans and fees receivable recorded at fair value	4,351	17,275	12,924
Provision for losses on loans and fees receivable recorded at net realizable value	6,670	5,952	(718)
Other operating expenses:
Salaries and benefits	4,371	4,800	429
Card and loan servicing	10,849	10,726	(123)
Marketing and solicitation	2,586	630	(1,956)
Depreciation	418	348	(70)
Other	5,078	6,223	1,145
Net loss	(9,790)	(5,956)	(3,834)
Net (income) loss attributable to noncontrolling interests	(59)	211	(270)
Net loss attributable to controlling interests	(9,849)	(5,745)	(4,104)
Income from discontinued operations before income tax	—	5,276	(5,276)

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2013	2012	from 2012 to 2013
Total interest income	$36,700	$48,391	$(11,691)
Interest expense	(11,638)	(18,176)	6,538
Fees and related income on earning assets:
Fees on credit products	9,301	6,994	2,307
Changes in fair value of loans and fees receivable recorded at fair value	25,065	82,871	(57,806)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(15,575)	(25,390)	9,815
Other	(1,766)	(177)	(1,589)
Other operating income:
Servicing income	5,205	2,232	2,973
Other income	2,452	1,451	1,001
Equity in income equity-method investees	5,264	9,556	(4,292)
Total	$55,008	$107,752	$(52,744)
Losses upon charge off of loans and fees receivable recorded at fair value	10,149	72,903	62,754
Provision for losses on loans and fees receivable recorded at net realizable value	9,952	8,455	(1,497)
Other operating expenses:
Salaries and benefits	8,780	10,467	1,687
Card and loan servicing	21,528	21,190	(338)
Marketing and solicitation	4,521	1,446	(3,075)
Depreciation	791	776	(15)
Other	11,156	13,198	2,042
Net loss	(12,777)	(10,462)	(2,315)
Net (income) loss attributable to noncontrolling interests	(80)	285	(365)
Net loss attributable to controlling interests	(12,857)	(10,177)	(2,680)
Income from discontinued operations before income tax	—	11,150	(11,150)

Three and Six Months Ended June 30, 2013, Compared to Three and Six Months Ended June 30, 2012

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our credit card, private label merchant credit, and auto finance receivables.  The decline period over period is due to continued net liquidations of our credit card and auto finance receivables over the past year. Moreover, absent the effects of possible portfolio acquisitions, we expect our ongoing total interest income to decline for the next several quarters along with continuing expected net liquidations of our credit card and auto finance receivables.  The reductions may be offset to a limited extent by expected growth in our private label merchant credit product and U.K. credit card product.

Interest expense. The decrease in interest expense is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our May 2012 repayment of substantially all of our 3.625% convertible senior notes as discussed in Note 9, “Convertible Senior Notes,” to our consolidated financial statements.  Despite limited new borrowings as evidenced within Note 8, “Notes Payable,” to our consolidated financial statements and the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect lower interest expense in future 2013 quarters relative to comparable prior year quarters.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    Our 2013 increases in fees on credit products, principally due to fee billings on credit card accounts in the U.K., as well as fee billings associated with our growing private label merchant credit offerings;

•
Our $2.4 million charge off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011, such charge off causing the loss reflected in the "Other" category within our schedule of fees and related income on earning assets; and

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as addressed below.

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

Servicing income.  We earn servicing compensation by servicing loan portfolios for third parties (including our equity-method investees), and we recently have entered into servicing agreements with new third parties, which account for our higher second quarter and year-to-date 2013 servicing income relative to the prior year periods.  Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category.

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to our credit card account closures and net credit card receivables portfolio liquidations. Absent portfolio acquisitions, we do not expect significant ancillary and interchange revenues in the future. Also included within our other income category are certain reimbursements we received in respect of one of our portfolios; these other income inclusions were negligible in 2012 and in the second quarter of 2013, but were more significant in the first quarter of 2013. This accounts for the increase in other income for the six months ended June 30, 2013 versus the six months ended 2012, despite our slightly lower other income in the second quarter of 2013 versus the second quarter of 2012.

Equity in income of equity-method investees.  Because our equity-method investees use the fair value option to account for their financial assets and liabilities, changes in fair value estimates can cause some volatility in the earnings of these investees as occurred between the first and second quarters of 2013. Although we increased our equity interest in one of our two equity-method investees in the second quarter of 2013, because of continued liquidations in their financial assets (a credit card receivables portfolio held by one equity-method investee and structured financing notes held by the other), absent additional investments in our existing or in new equity-method investees in the future, we expect gradually declining effects from our equity-method investments on our operating results. This is consistent with our experiences for the six months ended June 30, 2013 versus the six months ended June 30, 2012.

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. Additionally, our net losses in 2013 reflect reimbursements received in respect of one of our portfolios.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced year over year increases in this category between 2012 and 2013 due to the effects of initial elevated losses incurred on new credit product testing and more recently growth in our new product lines. For the foreseeable future, we expect growth in new product receivables recorded at net realizable value to exceed liquidations of our auto finance receivables recorded at net realizable value. Accordingly, we expect increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume (i.e., growth of new product receivables), rather than credit quality changes or deterioration. Based on experience with some of our new products (in particular our U.K. credit card product) in 2012, we expect modest net improvements in the credit quality of our new product receivables throughout 2013. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit Cards and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and six months ended June 30, 2013 relative to the three and six months ended June 30, 2012 reflect the following:

•
modestly diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
card and loan servicing expenses that are slightly higher in 2013 based on new product efforts, the cost of such efforts overshadowing the cost effects of continuing credit card and auto finance receivables portfolio liquidations;

•	slightly increased depreciation reflecting modest capital investments by us associated with our new product efforts; and

•	increases in marketing and solicitation costs consistent with our aforementioned new product efforts.

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

Notwithstanding our cost-cutting efforts and focus, while it is relatively easy for us to scale back our variable expenses, it is much more difficult (to which we alluded above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards and Other Investments segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit Cards and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs or expanding revenue-earning activities to levels commensurate with such costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance segment and those credit card portfolios that have repaid their underlying structured financing facilities, we may experience continuing pressure on our liquidity position and our ability to be profitable.

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

Income taxes. Computed considering results for only our continuing operations before income taxes, we experienced negative effective income tax benefit rates of 5.0% and 7.7% for the three and six months ended June 30, 2013, versus our effective income tax benefit rates of 11.8% and 14.4% for the three and six months ended June 30, 2012.  Our negative effective income tax benefit rates for the three and six months ended June 30, 2013 result principally from interest accruals on our liabilities for uncertain tax positions.  Variations in our effective tax rates between the periods principally bear the effects of

(1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) intra-period tax allocations associated with our discontinued operations in 2012 as required under GAAP.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.5 million and $0.9 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2013, respectively, compared to $0.5 million and $0.9 million during the three and six months ended June 30, 2012, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in each of the three and six months ended June 30, 2013 and 2012.

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

The types of revenues we earn from our credit product activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. Also, while insignificant currently, revenues (during previous periods of broad credit card account origination and in which significant numbers of credit card accounts were open to cardholder purchases) also have included those associated with (1) our sale of ancillary products such as memberships, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

We record (i) the finance charges and late fees assessed on our Credit Cards and Other Investments segment credit products in the interest income consumer loans category, including past due fees category on our consolidated statements of operations, (ii) the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our provision for losses on loans and fees receivable on our consolidated statements of operations (for all credit product receivables other than those credit card receivables underlying formerly off-balance-sheet securitization structures) and within losses upon charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other credit card receivables underlying formerly off-balance-sheet securitization structures for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

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

Background

We make various references within our discussion of the Credit Cards and Other Investments segment to our managed receivables. In calculating managed receivables data, we include within managed receivables those receivables we manage for our consolidated subsidiaries, but we exclude from managed receivables any noncontrolling interest holders’ shares of the receivables. Additionally, we include within managed receivables only our economic share of the receivables that we manage for our equity-method investees.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our U.K. Portfolio structured financing trust notes (a) as a deemed sale of the U.K. Portfolio trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of periodic reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $1.7 million for the three months ended June 30, 2013, and $5.6 million for the three months ended March 31, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables; moreover, it is difficult to determine the future income effects of any reimbursement payments that may be received.

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

The following table presents the delinquency trends of the receivables we manage within our Credit Cards and Other Investments segment, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2013		2012				2011
	June. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$252,036	$263,265	$294,167	$326,557	$356,897	$401,394	$480,355	$540,023
Period-end managed accounts	248	245	256	281	309	340	390	431
Percent 30 or more days past due	9.2%	9.4%	10.0%	11.0%	9.9%	10.4%	13.0%	12.6%
Percent 60 or more days past due	6.3%	7.0%	7.2%	8.1%	6.9%	7.9%	9.7%	8.9%
Percent 90 or more days past due	4.3%	4.9%	5.1%	5.8%	4.6%	5.9%	6.9%	6.2%
Average managed receivables	$255,669	$277,457	$309,025	$340,628	$378,227	$438,601	$511,834	$580,212
Combined gross charge-off ratio	16.9%	18.5%	16.5%	15.3%	20.7%	53.9%	19.3%	20.9%
Net charge-off ratio	13.9%	15.7%	14.4%	13.1%	16.8%	47.4%	15.2%	16.7%
Adjusted charge-off ratio	12.2%	14.1%	12.7%	11.4%	15.1%	30.6%	12.2%	13.9%
Total yield ratio	31.8%	29.4%	15.7%	23.5%	24.2%	22.9%	23.2%	19.2%
Gross yield ratio	21.1%	20.6%	18.1%	19.2%	19.9%	18.9%	18.6%	19.3%
Net interest margin	13.2%	14.0%	12.3%	13.5%	13.3%	10.4%	12.6%	13.4%
Other income ratio	10.3%	8.1%	(2.9)%	3.9%	3.5%	2.7%	3.7%	(1.0)%
Operating ratio	25.7%	25.2%	7.3%	18.5%	18.2%	15.3%	12.1%	12.3%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given our closure largely in 2008 and 2009 of substantially all credit card accounts underlying the portfolios. Moreover, although we are marketing the origination of credit card accounts in the U.K., we have curtailed our U.S. credit card marketing efforts. Despite fairly rapid receivables growth we are experiencing and expect over the coming quarters for our private label merchant credit offerings and for those credit card accounts opened in the U.K., we do not anticipate receivables additions in the near term sufficient to offset the receivables balance contractions noted above.

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

Given that our accounts primarily consist of closed credit card accounts with no significant account actions taken in the past several quarters, we would expect to see lower delinquency and charge-off statistics associated with our more mature portfolios. This trend is bearing out as noted in the trending year-over-year declines in our delinquency statistics relative to corresponding dates in prior years and is consistent with our expectations for the next few quarters. We do note, however, the effects on our first quarter 2012 delinquency and charge-off statistics of a unique transaction opportunity.  In that quarter, we sold for a total of $10.4 million, a price that we viewed as attractive, $44.0 million in face value of our U.K. portfolio credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold.  These receivables had a GAAP carrying value of $9.8 million on the sale date, thereby rendering an insignificant gain upon their sale.  This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our March 31, 2012 managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of March 31, 2012 and June 30, 2012.  Given this acceleration, we experienced a slight increase in our delinquency rates as of September 30 and December 31, 2012, in part due to the aforementioned transaction, but also in part to the effects of higher delinquency rates associated with our 2012 credit card originations in the U.K.  Notwithstanding potential increases in the number of accounts we originate in the U.K. (which tend to have higher yields as well as higher delinquency rates) as well as accounts associated with our private label merchant credit products, we still expect continuing future trending declines in our delinquency rates when compared to similar prior year periods albeit at reduced levels. As we expand and grow our new product offerings and their receivables become a larger component of our managed receivables base, our delinquency rates are expected to increase slightly as the risk profiles (and thus expected returns) for these receivables are higher than that experienced under our current mix of largely mature credit card receivables underlying closed credit card accounts.

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

All of our charge-off ratios were skewed higher during the first quarter of 2012 by reason of the unique transaction opportunity mentioned in our Delinquencies discussion above. Since that quarter, however, we have experienced a general trending decline in our quarterly charge-off ratios. Such ratios have declined significantly thus far in 2013 (and even more in the second quarter than in the first quarter thereof) based largely on the effects of lower charge offs associated with ongoing credit card origination efforts in the U.K. and the longer weighted average age and maturity of our managed receivables portfolio. We expect generally stable charge off rates in future 2013 quarters within the range of those rates experienced thus far in the first and second quarters of 2013 with some slightly adverse fluctuations due to continued testing and expansion of our credit card operations in the U.K. We reach this expectation considering (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts and (2) higher expected charge off rates that we should experience on our new U.K. credit card originations.

Combined gross charge-off ratio. See the above general Charge offs discussion.

Net charge-off ratio.  See the above general Charge offs discussion.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend-line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Although one would expect the gap between the net charge-off ratio and the adjusted charge-off ratio to gradually narrow over time absent portfolio acquisitions, the unique transaction opportunity mentioned in our Delinquencies discussion above caused a significant widening of the gap between the net charge-off ratio and the adjusted charge-off ratio in the first quarter of 2012. That transaction opportunity caused our first quarter 2012 charge offs to be comprised of a disproportionately higher level of U.K. Portfolio charge offs than normal (for which significant levels of credit quality discount were accreted in the adjusted charge-off ratio computation in the first quarter of 2012).

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

Notwithstanding the above, our generally declining total and gross yield ratio trends have largely been reversed due to growth in our newer higher yielding products, including our private label merchant credit product and our new U.K. credit card products. While this growth has contributed to increases in our total and gross yield ratios, we expect the U.K. credit card accounts in particular to slow the rate of decline in our charge-off rates as the accounts season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our new higher yielding products throughout 2013 and continued positive effects of this growth on our total and gross yield ratios.  Given the above, we expect our total and gross yield ratios to moderate for the foreseeable future at comparable levels to those we experienced in the second quarter of 2012.

We saw exceptions to our generally improving total yield ratio trend-lines wherein our fourth quarter 2012 and third quarter 2011 total yield ratios were depressed by respective $5.5 million and $5.3 million write-downs of our investments in non-marketable debt and equity securities.  Absent these write-downs, our total yield ratios would have been 22.9% in both the fourth quarter of 2012 and the third quarter of 2011. The write-offs and write-downs addressed in this paragraph also adversely impacted our Other Income ratios as discussed below.

Net interest margin. Because of the significance of the late fees charged on certain higher-yielding credit card receivables that we originated prior to 2008 as a percentage of outstanding receivables balances, we generally would expect our net interest margin to decrease as these particular originated receivables become a smaller percentage of our overall managed receivables. Accordingly, the disproportionate reductions we have experienced in these particular originated credit card receivables levels is the principal factor that has contributed to the continued general declining trend in our net interest margins relative to those experienced in prior years. Also depressing our net interest margins beginning in earnest in the second quarter of 2013 are recent borrowings to fund new merchant credit product offerings and U.K. credit card originations at higher interests costs than we incur with respect to legacy credit card structured financing facilities.

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

We expect a relatively stable net interest margin in the low to mid teens for the foreseeable future, with some modest trending improvements to the net interest margin associated with growth in our newer private label merchant credit and U.K. credit card products, which have higher interest and late payment yields than those of our credit card receivables underlying closed credit card accounts.

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

Given the above occurences in prior quarters, our first and second quarter of 2013 other income ratios are more representative of our current state, and we expect for the foreseeable future to experience other income ratios generally comparable to that in the second quarter of 2013.

Operating ratio. Although we have been highly focused on expense reduction and cost control efforts, our managed receivables levels are generally falling at faster rates than the rates at which we have been able thus far to reduce our costs (particularly when considering our fixed infrastructure costs and costs of other non-receivables-based business initiatives and investments). This accounts for the trend-line of generally increasing operating ratios over the past several quarters.  In the fourth quarter of 2012, this trend was significantly offset due to the receipt of $10.0 million from a lender to compensate us for excess costs we incurred for the benefit of the lender in servicing a credit card portfolio that collateralized the lender’s loan to us; excluding the impact of this payment, our operating ratio would have been 20.2%.  The operating ratio increases seen in 2013 are a reflection of the fixed infrastructure costs mentioned above as well as some increases in operating costs associated with growth in new product lines.

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

Collectively, we currently serve more than 645 dealers through our Auto Finance segment in 35 states.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2013		2012				2011
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$60,706	$60,449	$64,158	$67,858	$72,886	$75,275	$87,755	$99,237
Period-end managed accounts	22	22	23	23	24	24	26	27
Percent 30 or more days past due	12.1%	10.0%	14.0%	13.3%	10.7%	8.3%	12.8%	11.9%
Percent 60 or more days past due	3.6%	3.6%	5.0%	5.4%	3.6%	3.3%	4.9%	4.7%
Percent 90 or more days past due	1.1%	1.5%	2.1%	2.4%	1.1%	1.6%	2.1%	2.3%
Average managed receivables	$60,359	$61,803	$65,065	$69,538	$75,877	$80,503	$92,719	$106,881
Gross yield ratio	39.2%	38.9%	36.8%	35.3%	35.2%	33.9%	36.3%	35.5%
Adjusted charge-off ratio	3.6%	1.7%	5.9%	3.9%	4.2%	8.2%	8.3%	9.8%
Recovery ratio	2.2%	5.1%	3.5%	3.9%	4.7%	6.0%	7.1%	5.6%
Net interest margin	36.9%	35.5%	35.6%	23.8%	32.0%	17.0%	24.4%	25.6%
Other income ratio	(13.7)%	2.5%	3.8%	2.7%	2.3%	2.3%	1.4%	1.2%
Operating ratio	29.8%	28.9%	26.1%	24.7%	24.0%	29.9%	21.3%	19.5%

Managed receivables.  Average managed receivables have gradually declined because we curtailed purchasing and origination activities within our ACC and JRAS operations prior to 2011. For all of the periods set forth above, only CAR continues to purchase/originate loans, but until the second quarter of 2013, it had not done so at growth levels significant enough to offset the gradual liquidation of our ACC and JRAS portfolios’ managed receivables. As noted by the higher period-end managed receivables at June 30, 2013 than at March 31, 2013, ACC and JRAS managed receivables are substantially liquidated at this point, and we are beginning to see and expect moderate future net growth in our managed receivables as we modestly expand our CAR operations.

Delinquencies.  Our ACC and JRAS receivables are substantially liquidated and are at relatively insignificant levels relative to our better performing CAR receivables, which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy accounted for our generally improving delinquency statistics through the end of the second quarter of 2012. Because the JRAS and ACC receivables are relatively insignificant, we do not expect any material further improvements in our delinquency statistics associated with further liquidations of these receivables. Delinquencies rose somewhat within our CAR receivables portfolio in the third and fourth quarters of 2012, primarily due to seasonal patterns and a slightly weakened market. These delinquency rates abated in the first and second quarters of 2013 although they are still slightly higher than those experienced in the first and second quarters of 2012. In the first quarter of both years in particular, we saw the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.  Delinquencies experienced in 2011 and early 2012 reflected historically low delinquency rates, and the current levels we are experiencing more closely represent what we would expect going forward. Even at the slightly elevated rates (when compared to last year), because we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against credit losses, we are not generally concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations.

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

Typically, the principal income component within our other income ratio is servicing compensation that CAR receives for servicing loan portfolios for third parties.  This activity is relatively insignificant for us and is not expected to become significant for the foreseeable future. In the second quarter of 2013, however, we experienced a negative other income ratio (which corresponds with a GAAP Auto Finance segment loss during that quarter) caused by the adverse effects of a $2.4 million write-off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011; excluding the impact of this write-off, our second quarter 2013 other income ratio would have been 1.9% (and we would have had GAAP Auto Finance segment income during that quarter).

Adjusted charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our adjusted charge-off ratio has declined significantly. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower adjusted charge-off ratios. A large sale of repossessed autos at auction resulted in increased recoveries experienced in our ACC portfolio in the fourth quarter of 2011.  And, in the first quarter of 2013, we again experienced larger than anticipated recovery sales associated with our former JRAS operations, which helped to improve our recovery ratio and adjusted charge-off ratio in the first quarter of 2013.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but more importantly, we expect our recovery rate to fall gradually with the declining effects of ACC and JRAS on our operations; CAR experiences significantly lower charge offs and recoveries than we experienced with respect to ACC and JRAS.

Operating ratio. We have experienced a modest general trend-line of increasing year-over-year operating ratios, which largely reflects the higher costs of our CAR operations as a percentage of receivables than such operating costs of our former ACC and JRAS operations as a percentage of their receivables in prior periods. (Such higher costs correspond with the significantly higher gross yield ratios and net interest margins within our CAR operations.) As noted above, our CAR receivables and operating costs now comprise a greater percentage of respective total Auto Finance segment receivables and operating costs given the gradual liquidation of ACC and JRAS receivables. Notwithstanding this general trend-line, we do not expect a significantly higher operating ratio for the foreseeable future.  The spike in the first quarter of 2012 operating ratio arose due to an impairment charge of $1.2 million recognized during that quarter associated with unfavorable terms on the sublease of our former ACC offices and certain non-recurring costs we incurred in the collection of our JRAS receivables.  Increases seen in 2013 relate to the expansion of our CAR operations in the U.S. Territories of Guam and Saipan (part of the Commonwealth of the Northern Mariana Islands) as well as the addition of a new operations branch in Missouri. As revenues from these locations continue to grow, we would expect to see our operating ratio fall back to levels more typical of those seen in the same quarters of 2012.

Future Expectations

Our CAR operations are performing well in the current environment (achieving consistent profitability) and are expected to continue at current levels for the foreseeable future. Generally offsetting these positive results are ACC and JRAS operations, which are expected to modestly depress overall Auto Finance segment results relative to CAR’s stand-alone results.

However, because ACC’s and JRAS’s receivables are now substantially liquidated, they should have a small and further diminishing adverse future effect on the positive results we are experiencing within our CAR operations.  Additionally, as discussed above, modest expansions in 2013 will continue to have an initial negative impact on our operating ratio as we incur start-up costs associated with the new locations.

Liquidity, Funding and Capital Resources

We continue to see dislocation in the availability of attractively priced and termed liquidity as a result of the market disruptions that began in 2007. This ongoing disruption has resulted in a decline in liquidity available to fund sub-prime receivables, wider spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make against credit card receivables, and a decrease in advance rates for those loans.  Moreover, the most recent global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed financing for our originated credit card portfolio activities at attractive advance rates in the previous down cycle (2001 through 2003), the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as those seen during the recent crisis. Additionally, while we were successful during that down cycle in obtaining asset-backed financing for credit card portfolio acquisitions at attractive advance rates, pricing and other terms, that financing has not been available from traditional market participants since the advent of the most recent crisis.

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

All of our Credit Cards and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given that the next redemption date for the remaining $0.5 million outstanding balance on our 3.625% convertible senior notes is May 30, 2015 and the remaining $139.5 million outstanding balance on our 5.875% convertible senior notes is not due for repayment until 2035. As such, the only facilities that could represent near-term refunding or refinancing needs as of June 30, 2013 are those associated with the following notes payable:

Amortizing structured financing (expiring April 1, 2016) that is secured by certain receivables	$1.5
Revolving credit facility (expiring May 17, 2014) that is secured by the financial and operating assets of the entity	4.0
Amortizing debt facility (expiring December 15, 2014) that is secured by certain receivables	6.7
Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	7.8
Revolving credit facility (expiring October 4, 2014) that is secured by the financial and operating assets of our CAR operations	20.0
Total	$40.0

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

While not representing a debt facility, we also note that there may be liquidity risks associated with our uncertain tax positions. Although we believe we are several years away from ultimate resolution, and possible settlement and payment, with respect to our uncertain tax positions, including those taken in the 2007 and 2008 years under audit by the Internal Revenue Service, it is possible that we may ultimately resolve one or more uncertain tax positions in a manner that results in a significant payment. Substantially all of our $61.0 million income tax liability at June 30, 2013 represents our liability accrued for uncertain tax positions.

At June 30, 2013, we had $61.0 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2013 are as follows:

•
During the six months ended June 30, 2013, we used $14.2 million in cash flows from operations compared to generating $14.1 million of cash flows from operations during the six months ended June 30, 2012. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the six months ended June 30, 2013 relative to the same period in 2012, given diminished receivables levels, and (2) higher payments of accounts payable and accrued expenses in the six months ended June 30, 2013 relative to the same period in 2012.

•
During the six months ended June 30, 2013, we generated $34.6 million of cash through our investing activities, compared to generating $61.7 million of cash in investing activities during the six months ended June 30, 2012.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2013 based on the shrinking size of our liquidating credit card and auto finance receivable portfolios, offset by growth in our private label merchant credit product as well as our U.K. originated credit card receivables.

•
During the six months ended June 30, 2013, we used $26.5 million of cash in financing activities, compared to our use of $169.4 million of cash in financing activities during the six months ended June 30, 2012. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Additionally impacting prior year results is the May 2012 repayment of $83.5 million of our 3.625% convertible senior notes upon the exercise of a then-existing noteholder put right. Offsetting our 2013 use of cash in financing activities are borrowings associated with our new credit products.

We note that the $61.0 million in aggregate June 30, 2013 unrestricted cash referenced above represents the aggregate of all unrestricted cash held by our various business subsidiaries. Not included in the $61.0 million in aggregate June 30, 2013 unrestricted cash is our receipt of $10.0 million on August 5, 2013 related to the release of escrowed proceeds associated with the August 2012 sale of our Investments in Previously Charged-Off Receivables segment.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) potential receivables portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized as of June 30, 2013 to repurchase up to 9,770,873 shares of our common stock through June 30, 2014.

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

The estimates for credit losses, payment rates, servicing costs, contractual servicing fees, costs of funds, discount rates and yields earned on credit card receivables significantly affect the reported amount of our loans and fees receivable, at fair value and our notes payable associated with structured financings, at fair value on our consolidated balance sheet, and they likewise affect our changes in fair value of loans and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statement of operations.

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

Related Party Transactions

In a September 2012 tender offer, we purchased for $10 per share, the same price offered to all shareholders, the following shares of common stock from our executive officers, members of our Board of Directors, and a shareholder who owns more than 5% of our common stock:

Executive Officers	Number of Shares	Total Price
David G. Hanna, Chief Executive Officer and Chairman of the Board	2,344,323	$23,443,230
Richard R. House, Jr., President and Director	100,240	$1,002,400
Richard W. Gilbert, Chief Operating Officer	212,023	$2,120,230
J.Paul Whitehead, III, Chief Financial Officer	49,949	$499,490
Board Members
Deal W. Hudson	18,700	$187,000
Mack F. Mattingly	20,726	$207,260
Thomas G. Rosencrants	16,172	$161,720
Greater-than-5% Shareholder
Frank J. Hanna, III	2,344,324	$23,443,240

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

In June 2007 we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $24.79 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May 2022.

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, as measured by the amount of time and effort they devote to HBR.  In the six months ended June 30, 2013, we received $65,000 of reimbursed costs from HBR associated with these leased employees.

Forward-Looking Information

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, income ratios, net interest margins, long-term shareholder returns, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, the effects of account actions we may take or have taken, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us and banks that issue credit cards and other credit products on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, our plans in the U.K., the impact of our  U.K. Portfolio on our financial performance, the sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, growth and profitability of our private label merchant credit business, our entry into international markets, our ability to raise funds or renew financing facilities, the results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

We are involved in various legal proceedings that are incidental to the conduct of our business. See Note 10, “Commitments and Contingencies,” to our consolidated financial statements contained in Part I, Item 1 of this Report where any material pending legal proceedings are discussed.

ITEM 1A.	RISK FACTORS

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock or other securities. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

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

We Are Substantially Dependent Upon Borrowed Funds to Fund the Receivables We Originate or Purchase

We finance our receivables in large part through financing facilities. All of our financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, some of our facilities currently are in amortization stages (and are not allowing for the funding of any new loans), either based on their original terms or because we have not met financial or asset performance-related covenants.  The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain.

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

We have substantially eliminated our U.S. credit card marketing efforts and have aggressively reduced credit lines and closed credit card accounts. In addition, the general economic downturn experienced in 2008 and 2009 significantly impacted not just the level of usage of our credit products by our customers but also levels of payments and delinquencies and other performance metrics. As a result, our credit card business currently is contracting, and until market conditions more substantially improve, we do not expect overall net growth in our Credit Card and Other Investments or our Auto Finance segments.

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently adopted significant changes to a number of practices through its issuance of regulations. Additionally, the CFPB is expected to be an active issuer of credit-related regulations in the near-term, and it is impossible to predict the scope or nature of those potential regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain of our prior product offerings within the U.S. Changes in the consumer protection laws could result in the following:

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

Although our private label merchant credit offering is an important part of our strategic plan, we have limited operating history with this offering. We only recently expanded into our private label merchant credit offerings. As with many early stage endeavors, this product offering may experience under-capitalization, delays, lack of funding, and many other problems, delays, and expenses, many of which are beyond our control. These include, but are not limited to:

•	inability to establish profitable strategic relationships with merchants;

•	inability to raise sufficient capital to fund our anticipated growth in this area; and

•	competition from larger and more established competitors, such as banks and finance companies.

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

We face heightened levels of economic risk associated with new investment activities.  We recently have made a number of investments in businesses that are not directly allied to our traditional lending activities to, or associated with, the underserved consumer credit market.  In addition, some of these investments that we have made and may make in the future are or will be in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control.  While we make only those investments we believe have the potential to provide a favorable return, because some of the investments are outside of our core areas of expertise, they entail risks beyond those described elsewhere in this Report.  As occurred with respect to certain such investments in 2012 and 2011, these risks could result in the loss of part or all of our investments.

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

Risks Relating to an Investment in Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the overall financing environment, which is critical to our value;

•	the operating and stock performance of our competitors and other sub-prime lenders;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in GAAP, laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our common stock and the transfer or cancellation of shares of common stock pursuant to a share lending agreement.

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

We have the ability to issue preferred stock, warrants, convertible debt and other securities without shareholder approval. Our common stock may be subordinate to classes of preferred stock issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our articles of incorporation permit our Board of Directors to issue preferred stock without first obtaining shareholder approval. If we issued preferred stock, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

Our executive officers, directors and parties related to them, in the aggregate, control a majority of our common stock and may have the ability to control matters requiring shareholder approval. Our executive officers, directors and parties related to them own a large enough share of our common stock to have an influence on, if not control of, the matters presented to shareholders. As a result, these shareholders may have the ability to control matters requiring shareholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets and the control of our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change of control of us, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 - April 30	48,272	$3.88	48,272	9,831,628
May 1 - May 31	27,750	$3.92	27,750	9,803,878
June 1 - June 30	33,005	$3.81	33,005	9,770,873
Total	109,027	$3.87	109,027	9,770,873

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 10,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were no such shares returned to us during the three months ended June 30, 2013.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014, of which 9,770,873 remained authorized for repurchase as of June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus Holdings Corporation’s SEC Filings Unless Otherwise Indicated:

10.1	First Amendment to Loan and Security Agreement	Filed Herewith
10.2	Second Amendment and Joinder to Loan and Security Agreement	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

August 13, 2013	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)