Form 10-Q
period 2013-09-30
Atlanticus Holdings Corp
filed 2013-11-12
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2013

of
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

As of October 31, 2013, 13,674,869 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,672,656 loaned shares to be returned.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Unrestricted cash and cash equivalents	$59,834	$67,915
Restricted cash and cash equivalents	18,951	12,921
Loans and fees receivable:
Loans and fees receivable, net (of $11,216 and $8,274 in deferred revenue and $21,505 and $11,151 in allowances for uncollectible loans and fees receivable at September 30, 2013 and December 31, 2012, respectively)	84,250	69,625
Loans and fees receivable, at fair value	14,403	20,378
Loans and fees receivable pledged as collateral under structured financings, at fair value	97,383	133,595
Leased merchandise	16,976	—
Property at cost, net of depreciation	8,017	7,192
Investments in equity-method investees	36,282	37,756
Deposits	6,311	16,397
Prepaid expenses and other assets	14,533	14,647
Total assets	$356,940	$380,426
Liabilities
Accounts payable and accrued expenses	$43,131	$38,596
Notes payable, at face value	52,302	26,747
Notes payable associated with structured financings, at fair value	106,394	140,127
Convertible senior notes	95,779	95,335
Income tax liability	62,706	60,434
Total liabilities	360,312	361,239
Commitments and contingencies (Note 10)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,366,125 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at September 30, 2013; and 15,509,179 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2012	—	—
Additional paid-in capital	210,307	211,122
Accumulated other comprehensive loss	(1,262)	(1,154)
Retained deficit	(212,414)	(190,673)
Total shareholders’ equity	(3,369)	19,295
Noncontrolling interests	(3)	(108)
Total equity	(3,372)	19,187
Total liabilities and equity	$356,940	$380,426

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Consumer loans, including past due fees	$17,975	$20,054	$54,480	$68,037
Other	33	323	228	731
Total interest income	18,008	20,377	54,708	68,768
Interest expense	(5,999)	(7,406)	(17,637)	(25,582)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	12,009	12,971	37,071	43,186
Fees and related income on earning assets	18,382	4,699	35,407	68,997
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(3,329)	(8,790)	(13,478)	(81,693)
Provision for losses on loans and fees receivable recorded at net realizable value	(10,681)	(5,373)	(20,633)	(13,828)
Net interest income, fees and related income on earning assets	16,381	3,507	38,367	16,662
Other operating income:
Servicing income	1,713	1,002	6,918	3,234
Other income	1,069	570	3,521	2,021
Equity in income of equity-method investees	2,080	356	7,344	9,912
Total other operating income	4,862	1,928	17,783	15,167
Other operating expense:
Salaries and benefits	4,421	3,519	13,201	13,986
Card and loan servicing	11,732	10,428	33,260	31,618
Marketing and solicitation	2,059	223	6,580	1,669
Depreciation	5,108	1,518	5,899	2,294
Other	5,365	5,557	16,521	18,755
Total other operating expense	28,685	21,245	75,461	68,322
Loss on continuing operations before income taxes	(7,442)	(15,810)	(19,311)	(36,493)
Income tax (expense) benefit	(1,443)	7,418	(2,351)	10,391
Loss on continuing operations	(8,885)	(8,392)	(21,662)	(26,102)
Discontinued operations:
Income from discontinued operations before income taxes	—	50,151	—	61,301
Income tax expense	—	(8,835)	—	(12,737)
Income from discontinued operations	—	41,316	—	48,564
Net (loss) income	(8,885)	32,924	(21,662)	22,462
Net loss (income) attributable to noncontrolling interests in continuing operations	1	287	(79)	572
Net (loss) income attributable to controlling interests	$(8,884)	$33,211	$(21,741)	$23,034
Loss on continuing operations attributable to controlling interests per common share—basic	$(0.65)	$(0.42)	$(1.58)	$(1.21)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(0.65)	$(0.42)	$(1.58)	$(1.21)
Income from discontinued operations attributable to controlling interests per common share—basic	$—	$2.14	$—	$2.30
Income from discontinued operations attributable to controlling interests per common share—diluted	$—	$2.14	$—	$2.30
Net (loss) income attributable to controlling interests per common share—basic	$(0.65)	$1.72	$(1.58)	$1.09
Net (loss) income attributable to controlling interests per common share—diluted	$(0.65)	$1.72	$(1.58)	$1.09

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(8,885)	$32,924	$(21,662)	$22,462
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,476	867	(35)	1,212
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	—	(19)	—	(19)
Income tax benefit related to other comprehensive income	(212)	(48)	(73)	(31)
Comprehensive (loss) income	(7,621)	33,724	(21,770)	23,624
Comprehensive (income) loss attributable to noncontrolling interests in continuing operations	1	287	(79)	572
Comprehensive (loss) income attributable to controlling interests	$(7,620)	$34,011	$(21,849)	$24,196

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Nine Months Ended September 30, 2013 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	15,509,179	$—	$211,122	$—	$(1,154)	$(190,673)	$(108)	$19,187
Compensatory stock issuances	172,964	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	26	26
Amortization of deferred stock-based compensation costs	—	—	348	—	—	—	—	348
Redemption and retirement of shares	(316,018)	—	(1,163)	—	—	—	—	(1,163)
Net loss	—	—	—	—	—	(21,741)	79	(21,662)
Foreign currency translation adjustment, net of tax	—	—	—	—	(108)	—	—	(108)
Balance at September 30, 2013	15,366,125	$—	$210,307	$—	$(1,262)	$(212,414)	$(3)	$(3,372)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities
Net (loss) income	$(21,662)	$22,462
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of leased merchandise	4,637	—
Depreciation, amortization and accretion, net	1,060	2,193
Losses upon charge off of loans and fees receivable recorded at fair value	22,480	81,693
Provision for losses on loans and fees receivable	20,633	16,402
Interest expense from accretion of discount on convertible senior notes	445	2,287
Income from accretion of discount associated with receivables purchases	(21,721)	(23,435)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(15,251)	(57,754)
Income from equity-method investments	(7,344)	(9,912)
Net gain on sale of subsidiary operations	—	(49,579)
Other non-cash adjustments to income	—	287
Changes in assets and liabilities, exclusive of business acquisitions:
(Increase) decrease in uncollected fees on earning assets	(1,887)	19,386
Increase in income tax liability	2,196	2,294
Decrease (increase) in deposits	10,085	(4,675)
(Increase) decrease in prepaid expenses	(470)	5,281
Increase (decrease) in accounts payable and accrued expenses	4,760	(5,087)
Additions to leased merchandise	(21,613)	—
Other	3,467	1,351
Net cash (used in) provided by operating activities	(20,185)	3,194
Investing activities
(Increase) decrease in restricted cash	(6,037)	9,602
Investment in equity-method investees	(3,750)	(1,354)
Proceeds from equity-method investees	12,339	20,310
Investments in earning assets	(139,322)	(166,706)
Proceeds from earning assets	181,302	230,177
Investments in subsidiaries	—	(3,514)
Proceeds from sale of subsidiary	—	99,029
Purchases and development of property, net of disposals	(2,040)	(1,909)
Net cash provided by investing activities	42,492	185,635
Financing activities
Noncontrolling interests contributions, net	26	—
Purchase of outstanding stock subject to tender offer	—	(82,500)
Purchase and retirement of outstanding stock	(1,163)	(196)
Proceeds from borrowings	36,187	18,578
Repayment of borrowings	(65,840)	(221,914)
Net cash used in financing activities	(30,790)	(286,032)
Effect of exchange rate changes on cash	402	215
Net decrease in unrestricted cash	(8,081)	(96,988)
Unrestricted cash and cash equivalents at beginning of period	67,915	144,913
Unrestricted cash and cash equivalents at end of period	$59,834	$47,925
Supplemental cash flow information
Cash paid for interest	$19,176	$25,596
Net cash income tax payments	$154	$52
Supplemental non-cash information
Issuance of stock options and restricted stock	$522	$227
Notes payable associated with capital leases	$152	$218

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

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

Components of our aggregated categories of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2012	Additions	Subtractions	Sale of Assets	Balance at September 30, 2013
Loans and fees receivable, gross	$89.1	$178.7	$(150.8)	—	$117.0
Deferred revenue	(8.3)	(24.7)	21.8	—	(11.2)
Allowance for uncollectible loans and fees receivable	(11.2)	(20.6)	10.3	—	(21.5)
Loans and fees receivable, net	$69.6	$133.4	$(118.7)	$—	$84.3
	Balance at December 31, 2011	Additions	Subtractions	Sale of Assets	Balance at September 30, 2012
Loans and fees receivable, gross	$119.3	$137.9	$(146.0)	$(18.6)	$92.6
Deferred revenue	(8.0)	(20.0)	19.4	—	(8.6)
Allowance for uncollectible loans and fees receivable	(14.7)	(16.4)	12.7	3.6	(14.8)
Loans and fees receivable, net	$96.6	$101.5	$(113.9)	$(15.0)	$69.2

As of September 30, 2013 and September 30, 2012, the weighted average remaining accretion periods for the $11.2 million and $8.6 million, respectively, of deferred revenue reflected in the above tables were 13 months and 13 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(6.3)	$(1.2)	$(6.1)	$(13.6)
Provision for loan losses	(5.7)	(0.5)	(4.5)	(10.7)
Charge offs	1.5	0.6	1.0	3.1
Recoveries	—	(0.3)	—	(0.3)
Balance at end of period	$(10.5)	$(1.4)	$(9.6)	$(21.5)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(10.5)	$(1.4)	$(9.6)	$(21.5)

For the Nine Months Ended September 30, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Provision for loan losses	(11.6)	0.2	(9.2)	(20.6)
Charge offs	5.8	2.9	3.2	11.9
Recoveries	(0.1)	(1.4)	(0.1)	(1.6)
Balance at end of period	$(10.5)	$(1.4)	$(9.6)	$(21.5)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(10.5)	$(1.4)	$(9.6)	$(21.5)
Loans and fees receivable:
Loans and fees receivable, gross	$19.6	$59.2	$38.2	$117.0
Loans and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans and fees receivable collectively evaluated for impairment	$19.6	$59.2	$38.2	$117.0

For the Three Months Ended September 30, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(10.5)	$(4.5)	$(2.0)	$(17.0)
Provision for loan losses (includes $0.7 million of provision netted within income from discontinued operations)	(4.1)	(0.3)	(1.7)	(6.1)
Charge offs	3.4	1.4	0.7	5.5
Recoveries	(0.1)	(0.7)	—	(0.8)
Sale of assets	3.6	—	—	3.6
Balance at end of period	$(7.7)	$(4.1)	$(3.0)	$(14.8)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(7.7)	$(4.1)	$(3.0)	$(14.8)

For the Nine Months Ended September 30, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(8.4)	$(2.3)	$(14.7)
Provision for loan losses (includes $2.6 million of provision netted within income from discontinued operations)	(13.0)	1.0	(4.4)	(16.4)
Charge offs	6.4	6.1	3.7	16.2
Recoveries	(0.7)	(2.8)	—	(3.5)
Sale of assets	3.6	—	—	3.6
Balance at end of period	$(7.7)	$(4.1)	$(3.0)	$(14.8)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(7.7)	$(4.1)	$(3.0)	$(14.8)
Loans and fees receivable:
Loans and fees receivable, gross	$9.9	$68.4	$14.3	$92.6
Loans and fees receivable individually evaluated for impairment	$—	$0.1	$—	$0.1
Loans and fees receivable collectively evaluated for impairment	$9.9	$68.3	$14.3	$92.5

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	September 30, 2013	December 31, 2012
Current loans receivable	$91.7	$71.4
Current fees receivable	5.4	0.8
Delinquent loans and fees receivable	19.9	16.9
Loans and fees receivable, gross	$117.0	$89.1

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable. We typically charge off these loans and fees receivable 180 days from the point they become delinquent for our credit card, auto finance and other unsecured lending product receivables, or sooner if facts and circumstances earlier indicate non-collectibility.  Recoveries on accounts previously charged off are credited to the allowance for uncollectible loans and fees receivable and effectively offset our provision for losses on loans and fees receivable recorded at net realizable value on our consolidated statements of operations. (All of the above discussion relates only to our loans and fees receivable for which we use net realizable value (i.e., as opposed to fair value) accounting. For loans and fees receivable recorded at fair value, recoveries offset losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries on our consolidated statement of operations.)

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing.  An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of September 30, 2013 and December 31, 2012 is as follows:

Balance at September 30, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$1.8	$4.8	$1.6	$8.2
60-89 days past due	1.9	1.6	1.2	4.7
90 or more days past due	3.7	0.9	2.4	7.0
Delinquent loans and fees receivable, gross	7.4	7.3	5.2	19.9
Current loans and fees receivable, gross	12.2	51.9	33.0	97.1
Total loans and fees receivable, gross	$19.6	$59.2	$38.2	$117.0
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.1	$—	$0.1
Balance at December 31, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.7	$5.4	$0.6	$6.7
60-89 days past due	1.0	2.0	0.5	3.5
90 or more days past due	4.2	1.6	0.9	6.7
Delinquent loans and fees receivable, gross	5.9	9.0	2.0	16.9
Current loans and fees receivable, gross	1.3	55.2	15.7	72.2
Total loans and fees receivable, gross	$7.2	$64.2	$17.7	$89.1
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.5	$—	$0.5

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

We use the equity method for our investments in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. In June 2013, we increased, from 50.0% to 66.7%, our overall ownership in this limited liability company. We continue to account for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which do not allow us to control this investee. We also use the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture with an unrelated third party that purchased the outstanding notes issued out of the structured financing trust underlying our non-U.S. acquired credit card receivables (the “Non-U.S. Acquired Portfolio”).

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

 Leased Merchandise
Our leased merchandise consists of consumer electronics and furniture that we initially record on our consolidated balance sheets at our cost (net of any purchase price discounts or rebates we receive in connection with our purchases of the leased merchandise). After our initial recording of the leased merchandise at cost, we reduce its carrying value for depreciation thereof. We typically depreciate our leased merchandise based on the ratio of rental receipts received in a period (net of prepayments) to projected rental receipts over contract lease periods, generally 12 months (monthly agreements) or 24 periods (bi-weekly agreements) under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers' use of the leased merchandise. Currently, we do not maintain any levels of leased merchandise beyond what actually has been leased to our customers under our contracts with them. We include a "leased merchandise revenue" line item within our table below detailing our fees and related income on earning assets category on our consolidated statements of operations. Depreciation associated with our leased merchandise totaled $4.6 million for the nine months ended September 30, 2013 with no amounts in prior periods.

The following summarizes our revenue recognition policies for the revenue from our leased merchandise program. Our lease terms with our customers typically provide for 24, non-refundable, bi-weekly rental payments over a 12 months contract lease period. Generally, the customer can take ownership of the leased merchandise by exercising a purchase option or making all required rental payments. We accrue periodic billed leased merchandise amounts (net of allowances for uncollectible billings) into revenues over the rental period to which the billed amounts relate, and we defer recognition in revenues of any advanced customer lease payments until the rental period in which they are properly recognizable under the terms of the lease contract. Additionally, we do not recognize revenues for future periods' rental obligations due to us from our customers; after a minimum fixed lease term of generally three months, our customers can terminate their rental agreements at any time with no further obligation to us. We include leased merchandise billed rental receivable amounts (net of allowances for uncollectible billings) within our loans and fees receivable, net consolidated balance sheet category.

Income Taxes

Computed considering results for only our continuing operations before income taxes, we experienced negative effective income tax benefit rates of 19.4% and 12.2% for the three and nine months ended September 30, 2013, versus our effective income tax benefit rates of 46.9% and 28.5% for the three and nine months ended September 30, 2012.  Our negative effective income tax benefit rates for the three and nine months ended September 30, 2013 result principally from interest accruals on our liabilities for uncertain tax positions.  Variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) intra-period tax allocations associated with our discontinued operations in 2012 as required under GAAP.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.5 million and $2.4 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2013, respectively, compared to $0.6 million and $1.5 million during the three and nine months ended September 30, 2012, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax positions, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in each of the three and nine months ended September 30, 2013 and 2012.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fees on credit products	$7,165	$6,312	$16,466	$13,306
Changes in fair value of loans and fees receivable recorded at fair value	9,296	10,742	34,361	93,613
Changes in fair value of notes payable associated with structured financings recorded at fair value	(3,535)	(10,469)	(19,110)	(35,859)
Leased merchandise revenue	5,446	—	5,446	—
Other	10	(1,886)	(1,756)	(2,063)
Total fees and related income on earning assets	$18,382	$4,699	$35,407	$68,997

The above changes in fair value of loans and fees receivable recorded at fair value category excludes the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 7, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations. Included within our Other category above during the nine months ended September 30, 2013 is a $2.4 million write-off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after September 30, 2013, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

We note, however, that in October 2013, we received $4.4 million of cash that previously was held in escrow and reflected on our September 30, 2013 consolidated balance sheet as a deposit within our prepaid expenses and other assets category pending the resolution of now-favorably resolved third-party contingencies.

3.	Discontinued Operations

In August 2012, we sold our Investments in Previously Charged-Off Receivables segment along with our balance transfer card operations. Accordingly, their results of operations are shown as discontinued operations within our consolidated statements of operations for all periods presented. Key components of discontinued operations on our consolidated statements of operations are as follows for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Net interest income, fees and related income on earning assets	$5,605	$34,810
Other operating income	167	2,327
Other operating expense	(5,200)	(25,415)
Gain on sale of assets	49,579	49,579
Income before income taxes	50,151	61,301
Income tax expense	(8,835)	(12,737)
Net income	$41,316	$48,564
Net income attributable to noncontrolling interests	$—	$—

4.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit Cards and Other Investments; and Auto Finance.

As of both September 30, 2013 and December 31, 2012, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2013 and 2012 revenues were generated outside of the U.S.

Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2013	Credit Cards and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$12,223	$5,752	$17,975
Other	33	—	33
Total interest income	12,256	5,752	18,008
Interest expense	(5,640)	(359)	(5,999)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$6,616	$5,393	$12,009
Fees and related income on earning assets	$18,323	$59	$18,382
Servicing income	$1,476	$237	$1,713
Equity in income of equity-method investees	$2,080	$—	$2,080
(Loss on) income from continuing operations before income taxes	$(8,194)	$752	$(7,442)
Income tax expense	$(1,157)	$(286)	$(1,443)
Total assets	$299,199	$57,741	$356,940

Nine months ended September 30, 2013	Credit Cards and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$37,133	$17,347	$54,480
Other	111	117	228
Total interest income	37,244	17,464	54,708
Interest expense	(16,582)	(1,055)	(17,637)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$20,662	$16,409	$37,071
Fees and related income (loss) on earning assets	$37,644	$(2,237)	$35,407
Servicing income	$6,280	$638	$6,918
Equity in income of equity-method investees	$7,344	$—	$7,344
(Loss on) income from continuing operations before income taxes	$(20,959)	$1,648	$(19,311)
Income tax expense	$(1,336)	$(1,015)	$(2,351)
Total assets	$299,199	$57,741	$356,940

Three months ended September 30, 2012	Credit Cards and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$14,190	$5,864	$20,054
Other	256	67	323
Total interest income	14,446	5,931	20,377
Interest expense	(5,497)	(1,909)	(7,406)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$8,949	$4,022	$12,971
Fees and related income on earning assets	$698	$4,001	$4,699
Servicing income	$858	$144	$1,002
Equity in income of equity-method investees	$356	$—	$356
Loss on continuing operations before income taxes	$(15,660)	$(150)	$(15,810)
Income tax benefit	$7,849	$(431)	$7,418
Total assets	$340,106	$66,506	$406,612

Nine months ended September 30, 2012	Credit Cards and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$49,360	$18,677	$68,037
Other	531	200	731
Total interest income	49,891	18,877	68,768
Interest expense	(20,034)	(5,548)	(25,582)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$29,857	$13,329	$43,186
Fees and related income on earning assets	$53,780	$15,217	$68,997
Servicing income	$2,784	$450	$3,234
Equity in income of equity-method investees	$9,912	$—	$9,912
(Loss on) income from continuing operations before income taxes	$(37,292)	$799	$(36,493)
Income tax benefit	$11,822	$(1,431)	$10,391
Total assets	$340,106	$66,506	$406,612

5.	Shareholders' Equity

Retired Shares

During the three and nine months ended September 30, 2013, we repurchased and contemporaneously retired 78,455 and 316,018 shares of our common stock at an aggregate cost of $0.3 million and $1.2 million, respectively.

6.	Investments in Equity-Method Investees

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	September 30, 2013	December 31, 2012
Loans and fees receivable pledged as collateral under structured financings, at fair value	$39,013	$53,375
Investments in non-marketable debt securities, at fair value	$38,218	$46,564
Total assets	$97,336	$114,375
Notes payable associated with structured financings, at fair value	$16,211	$29,279
Total liabilities	$16,444	$29,558
Members’ capital	$80,892	$84,817

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net interest income, fees and related income on earning assets	$3,026	$695	$13,600	$22,066
Total other operating income (loss)	$2,057	$(618)	$2,571	$311
Net income (loss)	$4,648	$(569)	$14,693	$20,135
Net income attributable to our equity investment in investee	$2,080	$356	$7,344	$9,912

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

The above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	September 30, 2013	December 31, 2012
Investments in non-marketable debt securities, at fair value	$38,218	$46,564
Total assets	$39,245	$47,125
Total liabilities	$—	$—
Members’ capital	$39,245	$47,125

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net interest income, fees and related (loss) income on earning assets	$(407)	$2,081	$5,859	$6,638
Net (loss) income	$(418)	$2,069	$5,825	$6,593
Net (loss) income attributable to our equity investment in investee	$(210)	$1,035	$2,912	$3,297

As noted in Note 8, “Notes Payable,” notes payable with a fair value of $38.2 million correspond with the $38.2 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

7.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2013 and December 31, 2012 fair values and carrying amounts (1) of our assets that are required to be carried at fair value in our consolidated financial statements and (2) of our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2013 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$90,580	$79,329
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,921
Loans and fees receivable, at fair value	$—	$—	$14,403	$14,403
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$97,383	$97,383

Assets – As of December 31, 2012 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$76,384	$65,198
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,427
Loans and fees receivable, at fair value	$—	$—	$20,378	$20,378
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$133,595	$133,595

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2013 and September 30, 2012:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2013	$20,378	$133,595	$153,973
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	26,967	26,967
Net revaluations of loans and fees receivable, at fair value	7,394	—	7,394
Settlements, net	(13,369)	(62,621)	(75,990)
Impact of foreign currency translation	—	(558)	(558)
Net transfers in and/or out of Level 3	—	—	—
Balance at September 30, 2013	$14,403	$97,383	$111,786
Balance at January 1, 2012	$28,226	$238,763	$266,989
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	83,041	83,041
Net revaluations of loans and fees receivable, at fair value	10,572	—	10,572
Settlements, net	(19,513)	(156,730)	(176,243)
Impact of foreign currency translation	—	3,333	3,333
Net transfers in and/or out of Level 3	—	—	—
Balance at September 30, 2012	$19,285	$168,407	$187,692

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$14,403	Discounted cash flows	Gross yield	23.9%
			Principal payment rate	3.6%
			Expected credit loss rate	15.2%
			Servicing rate	11.0%
			Discount rate	15.9%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$97,383	Discounted cash flows	Gross yield	9.8% to 27.5% (20.4%)
			Principal payment rate	1.5% to 3.2% (2.5%)
			Expected credit loss rate	14.2% to 18.0% (16.5%)
			Servicing rate	7.4% to 8.3% (7.9%)
			Discount rate	15.9% to 16.2% (16.0%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2013 and December 31, 2012 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$20,000	$20,000
ACC amortizing debt facility	$—	$—	$1,348	$1,348
Amortizing debt facility	$—	$—	$18,731	$18,731
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$8,071	$8,071
5.875% convertible senior notes	$—	$56,903	$—	$95,329
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$112	$—	$112
Economic sharing arrangement liability	$—	$—	$457	$457
Notes payable associated with structured financings, at fair value	$—	$—	$106,394	$106,394

Liabilities - As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$20,000	$20,000
ACC amortizing debt facility	$—	$—	$3,896	$3,896
Revolving credit facility	$—	$—	$1,456	$1,456
U.K. credit card accounts revolving credit facility	$—	$—	$1,213	$1,213
5.875% convertible senior notes	$—	$55,787	$—	$94,885
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$175	$—	$175
Economic sharing arrangement liability	$—	$—	$815	$815
Notes payable associated with structured financings, at fair value	$—	$—	$140,127	$140,127

Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”  See Note 8, “Notes Payable,” for further discussion on our notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2013 and 2012.

	Notes Payable Associated with Structured Financings, at Fair Value
	2013	2012
Beginning balance, January 1	$140,127	$241,755
Transfers in due to consolidation of equity-method investees	—	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	19,110	35,859
Repayments on outstanding notes payable, net	(52,273)	(113,144)
Impact of foreign currency translation	(570)	3,051
Net transfers in and/or out of Level 3	—	—
Ending balance, September 30	$106,394	$167,521

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended September 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2013 (in Thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Notes payable associated with structured financings, at fair value	$106,394	Discounted cash flows	Gross yield	9.8% to 27.5% (20.4%)
			Principal payment rate	1.5% to 3.2% (2.5%)
			Expected credit loss rate	14.2% to 18.0% (16.5%)
			Discount rate	15.9% to 20.5% (17.8%)

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2013 and December 31, 2012 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2013	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$18,714	$129,100
Aggregate fair value of loans and fees receivable that are reported at fair value	$14,403	$97,383
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$26	$348
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$787	$4,805

As of December 31, 2012	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$26,154	$192,433
Aggregate fair value of loans and fees receivable that are reported at fair value	$20,378	$133,595
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$36	$957
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$1,643	$7,591

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2013	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2012
Aggregate unpaid principal balance of notes payable	$232,092	$287,711
Aggregate fair value of notes payable	$106,394	$140,127

8.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of both September 30, 2013 and December 31, 2012, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of September 30, 2013, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2013.

	Carrying Amounts at Fair Value as of
	September 30, 2013	December 31, 2012
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2014), outstanding face amount of $158.7 million bearing interest at a weighted average 4.1% interest rate (3.5% as of December 31, 2012), which is secured by credit card receivables and restricted cash aggregating $68.2 million ($93.6 million as of December 31, 2012) in carrying amount	$68.2	$93.6
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of April 2014) issued out of our Non-U.S. Acquired Portfolio securitization trust, outstanding face amount of $73.4 million bearing interest at a weighted average 5.4% interest rate (5.1% as of December 31, 2012), which is secured by credit card receivables and restricted cash aggregating $38.8 million ($47.3 million as of December 31, 2012) in carrying amount	38.2	46.5
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$106.4	$140.1

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $106.4 million in fair value of structured financing notes in the above table is $107.0 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $0.6 million.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

Other notes payable outstanding as of September 30, 2013 and December 31, 2012 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2013	December 31, 2012
Revolving credit facilities at a weighted average rate equal to 4.7% (4.8% at December 31, 2012) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $70.6 million ($50.8 million at December 31, 2012)

Revolving credit facility (expiring October 4, 2014) (1) (2)	$20.0	$20.0
Revolving credit facility (expiring May 17, 2014) (2)	4.0	—
Amortizing facilities at a weighted average rate equal to 8.3% at September 30, 2013 secured by certain receivables and restricted cash with a combined aggregate carrying amount of $15.9 million
Amortizing debt facility (expiring December 15, 2014) (3) (5)	4.6	—
Amortizing debt facility (expiring April 20, 2015) (3) (5)	8.2	—
Amortizing debt facility (expiring September 11, 2014) (3)	5.0	—
Amortizing debt facility (expiring April 1, 2016) (3)	0.9	—
Other facilities
Amortizing debt facility (expiring November 6, 2016) that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $3.7 million ($9.7 million as of December 31, 2012) (4)	1.3	3.9
Revolving credit facility which was repaid in April 2013	—	1.4
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.1% as of September 30, 2013 and 10.3% as of December 31, 2012)	8.1	1.2
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15.0%, that are secured by certain equipment	0.2	0.2
Total notes payable outstanding	$52.3	$26.7

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

(2)	Loans are from the same lender and are cross-collateralized; thus, combined security interests are subject to claims upon the default of either lending arrangement.

(3)
Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.

(4)
The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce the outstanding principal balance of the debt, and the outstanding principal balance was repaid in the fourth quarter of 2012.  Now that we have repaid the principal portion of the note, the lending agreement requires that we remit 37.5% of future cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio to the note holders as additional compensation for the use of their capital. Based on current estimates of this additional compensation, we currently are accruing interest expense on this liability at a 25.5% effective interest rate based on current expectations of future collections, and the amount disclosed in the above table represents our accrued interest expense liability under this lending agreement. The assets of Atlanticus Holdings Corporation are not subject to creditor claims arising under this loan.

(5)	Loans are from the same lender and are cross-collateralized; thus, combined security interests are subject to claims upon the default of either lending arrangement.

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

	As of
	September 30, 2013	December 31, 2012
Face amount of 3.625% convertible senior notes	$450	$450
Face amount of 5.875% convertible senior notes	139,467	139,467
Discount	(44,138)	(44,582)
Net carrying value	$95,779	$95,335
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

10.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £2.0 million ($3.3 million) at September 30, 2013 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.  At September 30, 2013, our remaining available lines of credit associated with credit cards related to those cards issued under programs in the U.K.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow in excess of their current balances up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2013, CAR had unfunded outstanding floor-plan financing commitments totaling $6.3 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under our merchant credit products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $76.0 million at September 30, 2013. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Atlanticus Services Corporation’s (formerly CompuCredit Corporation and a wholly owned subsidiary of Atlanticus Holdings Corporation) third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, of which $0.2 million remains pledged to support various ongoing contractual obligations.  In addition, in connection with our Non-U.S. Acquired Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of September 30, 2013). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. Atlanticus Services Corporation also guarantees certain performance obligations of its servicer affiliate to the indenture trustee and the trust created under the structured financing relating to our Non-U.S. Acquired Portfolio.

Under agreements with third-party originating and other financial institutions, we have agreed to (1) indemnify the financial institutions for certain liabilities associated with the financial institutions’ card issuance and certain other activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims, and (2) certain contingent liabilities (capped at $4.4 million) that could arise for us upon the non-performance by third parties under their financial obligations. As of September 30, 2013, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable. As noted in Note 2, "Significant Accounting Policies and Consolidated Financial Statement Components," in October 2013, we were released from certain contingent liabilities noted above which resulted in the release of $4.4 million of cash previously held in escrow and included on our September 30, 2013 consolidated balance sheet as a deposit within our prepaid expenses and other assets category.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation as a system of record provider under an agreement that extends through May 2015. If Atlanticus Services Corporation were to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($8.1 million as of September 30, 2013).

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

11.	Net (Loss) Income Attributable to Controlling Interests Per Common Share

We compute net (loss) income attributable to controlling interests per common share by dividing (loss) income attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our income.  In performing our net (loss) income attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net (loss) income per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Loss on continuing operations attributable to controlling interests	$(8,884)	$(8,105)	$(21,741)	$(25,530)
(Loss on) income from discontinued operations attributable to controlling interests	—	41,316	—	48,564
Net (loss) income attributable to controlling interests	$(8,884)	$33,211	$(21,741)	$23,034
Denominator:
Basic (including unvested share-based payment awards) (1)	13,717	19,306	13,781	21,092
Effect of dilutive stock compensation arrangements (2)	—	20	—	52
Diluted (including unvested share-based payment awards) (1)	13,717	19,326	13,781	21,144
Loss on continuing operations attributable to controlling interests per common share—basic	$(0.65)	$(0.42)	$(1.58)	$(1.21)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(0.65)	$(0.42)	$(1.58)	$(1.21)
Income from discontinued operations attributable to controlling interests per common share—basic	$—	$2.14	$—	$2.30
Income from discontinued operations attributable to controlling interests per common share—diluted	$—	$2.14	$—	$2.30
Net (loss) income attributable to controlling interests per common share—basic	$(0.65)	$1.72	$(1.58)	$1.09
Net (loss) income attributable to controlling interests per common share—diluted	$(0.65)	$1.72	$(1.58)	$1.09

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 270,472 and 240,100 for the three and nine months ended September 30, 2013, respectively, compared to 76,500 and 81,883 shares for the three and nine months ended September 30, 2012, respectively.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net (loss) income per share computations for the three months ended September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013 and 2012, there were no shares potentially issuable and thus includible in the diluted net (loss) income attributable to controlling interests per common share calculations under our 3.625% convertible senior notes and 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the 3.625% convertible senior notes and 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 22,246 and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes,” for a further discussion of these convertible securities.

12.    Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 803,046 shares remained available for grant under this plan as of September 30, 2013.  Exercises and vestings under our stock-based compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three and nine months ended September 30, 2013 and 2012.

Stock Options

Our 2008 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant.  As of September 30, 2013, we had no outstanding options under this program.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2013 and 2012, we granted 150,472 and 60,000 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $0.5 million and $0.2 million, respectively. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of 24 to 60 months and are being amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2013, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.6 million with a weighted-average remaining amortization period of 1.6 years.

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

Currently, within our Credit Cards and Other Investments segment, we are collecting on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those generated through our credit card products in the U.K.  Two of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for these portfolios our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. Beyond these activities within our Credit Cards and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to other credit product offerings, including private label merchant credit whereby we partner with retailers in various industries across the U.S. to provide credit to their customers at the point of sale or to rent merchandise to their customers under "rent-to-own" arrangements. Using our global infrastructure and technology platform, we also provide loan servicing activities, including underwriting, marketing, customer service and collections operations for third parties. Also through our Credit Cards and Other Investments segment, we are engaged in limited investment activities in ancillary finance, technology and other businesses as we seek to build new products and relationships that could allow for greater utilization of our expertise and infrastructure. Lastly, we report within our Credit Cards and Other Investments segment the income it earns associated with its investments in two equity-method investees—one that holds credit card receivables for which we are the servicer and another that holds structured financing notes underlying credit card receivables for which we are the servicer.

In the current environment, the recurring cash flows we receive within our Credit Cards and Other Investments segment principally include those associated with (1) servicing compensation, (2) distributions from one of our equity-method investees that in March 2011 purchased and now holds all of the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust, (3) unencumbered credit card receivables portfolios that have already generated enough cash to allow for the repayment of their underlying structured financing facilities, and (4) our private label merchant credit activities.

We historically financed most of our credit card receivables through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates,” or leverage against credit card receivable assets, in the current asset-backed securitization markets is far below pre-2008 levels. Considering this reality coupled with constraints on credit card asset returns in the U.S., we no longer market or maintain open credit card accounts in the U.S. We do believe, however, that our private label merchant credit activities are generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue aggressive growth in this area.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. Offerings have also been expanded to provide floor-plan financing to this same group of dealers and finance companies. We purchase auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities, as well as providing certain lending products in addition to our traditional loans secured by automobiles.

In August 2012, we sold to an unrelated third-party for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit Cards and Other Investments segment. The sales price included (1) $119.7 million at closing, which included a $13.0 million note receivable that was subsequently paid and $10.0 million initially held in an indemnification-related escrow account that was released to us in cash on August 5, 2013, and (2) an additional $10.8 million in cash we received in the fourth quarter of 2012 upon the achievement of certain targets. For the three and nine months ended September 30, 2012, the results of these operations are reported within our income from discontinued operations category on our consolidated statements of operations.

Subject to the availability of capital at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue a variety of activities, including:  (1) the acquisition of additional financial assets associated with our private label merchant credit activities as well as the acquisition of receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; (3) additional opportunities to repurchase our convertible senior notes and other debt or our outstanding common stock; and (4) the servicing of receivables and related financial assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2013	2012	from 2012 to 2013
Total interest income	$18,008	$20,377	$(2,369)
Interest expense	(5,999)	(7,406)	1,407
Fees and related income on earning assets:
Fees on credit products	7,165	6,312	853
Changes in fair value of loans and fees receivable recorded at fair value	9,296	10,742	(1,446)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(3,535)	(10,469)	6,934
Leased merchandise revenue	5,446	—	5,446
Other	10	(1,886)	1,896
Other operating income:
Servicing income	1,713	1,002	711
Other income	1,069	570	499
Equity in income equity-method investees	2,080	356	1,724
Total	$35,253	$19,598	$15,655
Losses upon charge off of loans and fees receivable recorded at fair value	3,329	8,790	5,461
Provision for losses on loans and fees receivable recorded at net realizable value	10,681	5,373	(5,308)
Other operating expenses:
Salaries and benefits	4,421	3,519	(902)
Card and loan servicing	11,732	10,428	(1,304)
Marketing and solicitation	2,059	223	(1,836)
Depreciation	5,108	1,518	(3,590)
Other	5,365	5,557	192
Net (loss) income	(8,885)	32,924	(41,809)
Net loss attributable to noncontrolling interests	1	287	(286)
Net (loss) income attributable to controlling interests	(8,884)	33,211	(42,095)
Income from discontinued operations before income tax	—	50,151	(50,151)

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2013	2012	from 2012 to 2013
Total interest income	$54,708	$68,768	$(14,060)
Interest expense	(17,637)	(25,582)	7,945
Fees and related income on earning assets:
Fees on credit products	16,466	13,306	3,160
Changes in fair value of loans and fees receivable recorded at fair value	34,361	93,613	(59,252)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(19,110)	(35,859)	16,749
Leased merchandise revenue	5,446	—	5,446
Other	(1,756)	(2,063)	307
Other operating income:
Servicing income	6,918	3,234	3,684
Other income	3,521	2,021	1,500
Equity in income equity-method investees	7,344	9,912	(2,568)
Total	$90,261	$127,350	$(37,089)
Losses upon charge off of loans and fees receivable recorded at fair value	13,478	81,693	68,215
Provision for losses on loans and fees receivable recorded at net realizable value	20,633	13,828	(6,805)
Other operating expenses:
Salaries and benefits	13,201	13,986	785
Card and loan servicing	33,260	31,618	(1,642)
Marketing and solicitation	6,580	1,669	(4,911)
Depreciation	5,899	2,294	(3,605)
Other	16,521	18,755	2,234
Net (loss) income	(21,662)	22,462	(44,124)
Net (income) loss attributable to noncontrolling interests	(79)	572	(651)
Net (loss) income attributable to controlling interests	(21,741)	23,034	(44,775)
Income from discontinued operations before income tax	—	61,301	(61,301)

Three and Nine Months Ended September 30, 2013, Compared to Three and Nine Months Ended September 30, 2012

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our credit card, private label merchant credit, and auto finance receivables. The quarterly and year-to-date period-over-period declines are due to continued net liquidations of our credit card and auto finance receivables over the past year, offset to some extent, however, by growth in our private label merchant credit products. Notwithstanding the period-over-period declines in our total interest income, we did experience growth in total interest income from the second quarter of 2013 to the third quarter of 2013 due to the growth of our private label merchant credit products—growth which should cause us to experience net period over period growth in our total interest income within the next few quarters.

Interest expense. The decrease in interest expense is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our May 2012 repayment of substantially all of our 3.625% convertible senior notes as discussed in Note 9, “Convertible Senior Notes,” to our consolidated financial statements.  Despite new borrowings as evidenced within Note 8, “Notes Payable,” to our consolidated financial statements, anticipated additional debt financing over the next few quarters, and the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect lower interest expense over the next few quarters relative to comparable prior year quarters.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•	Our 2013 increases in fees on credit products, principally associated with billings on credit card accounts in the U.K.;

•
Our $2.4 million second quarter 2013 write off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011, such write off being the primary cause of the 2013 loss reflected in the "Other" category;

•	Our 2012 "Other" category losses principally being comprised of losses associated with our required consolidation of a small coal mining operation in 2012 and prior periods;

•	The growth we experienced with the addition of our leased merchandise program, which began in earnest in the third quarter of 2013; and

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as addressed below.

Given expected future net liquidations of our credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further, as we continue to expand the leased merchandise product offerings, we expect to see continued increases in billings within the leased merchandise revenue category with no comparable amounts in prior periods. As for our fees on credit products category, which is primarily influenced by the level of our U.K. credit card receivables, we expect a comparable level of fee income in the fourth quarter of this year, with less certainty around expected income levels for future quarters given the fluidity of our potential decisions regarding future marketing levels for that product offering.

Servicing income.  We earn servicing compensation by servicing loan portfolios for third parties (including our equity-method investees), and we recently entered into servicing agreements with new third parties, which account for our higher third quarter and year-to-date 2013 servicing income relative to the prior year periods.  However, our third quarter 2013 servicing income is lower than it was in the second quarter of 2013, and unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience future quarterly declines relative to our third quarter 2013 servicing income level.

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to our credit card account closures and net credit card receivables portfolio liquidations. Absent portfolio acquisitions, we do not expect significant ancillary and interchange revenues in the future. Also included within our other income category are certain reimbursements we received in respect of one of our portfolios; these other income inclusions were negligible in 2012 and in the second quarter of 2013, but were more significant in the first and third quarters of 2013. This accounts for the respective increases in other income for the three and nine months ended September 30, 2013, versus the three and nine months ended 2012.

Equity in income of equity-method investees.  Because our equity-method investees use the fair value option to account for their financial assets and liabilities, changes in fair value estimates can cause some volatility in the earnings of these investees as occurred in the first three quarters of 2013. Although we increased our equity interest in one of our two equity-method investees in the second quarter of 2013, because of continued liquidations in their financial assets (a credit card receivables portfolio held by one equity-method investee and structured financing notes held by the other), absent additional investments in our existing or in new equity-method investees in the future, we expect gradually declining effects from our equity-method investments on our operating results. This is consistent with our experiences for the nine months ended September 30, 2013 versus the nine months ended September 30, 2012.

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. Additionally, our lower net losses in 2013 reflect the effects of reimbursements received in respect of one of our portfolios.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced year-over-year increases in this category between 2012 and 2013 due to the effects of initial elevated losses incurred on new credit product testing and more recently growth in our new product lines. For the foreseeable future, we expect growth in new product receivables recorded at net realizable value to exceed liquidations of our auto finance receivables recorded at net realizable value. Accordingly, we expect increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume associated with our private label merchant credit product offering (i.e., growth of new product receivables), rather than credit quality changes or deterioration. However, continued testing associated with our credit card product in the U.K. is expected to result in slightly higher provisions associated with this product throughout the fourth quarter of 2013. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit Cards and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and nine months ended September 30, 2013 relative to the three and nine months ended September 30, 2012 reflect the following:

•
modestly lower year-to-date 2013 salaries and benefits costs resulting from 2012 cost-cutting efforts, with higher salaries and benefits costs in the three months ended September 30, 2013 relative to the same quarter of 2012 based primarily on resources added to grow our new credit product offerings;

•
card and loan servicing expenses that are slightly higher in 2013 based on new product efforts, the cost of such efforts overshadowing the cost effects of continuing credit card and auto finance receivables portfolio liquidations;

•
increased depreciation in 2013 primarily associated with our leased merchandise program, offset, however, by an impairment charge in the third quarter of 2012 on certain fixed assets held by a small coal mining operation we are required to consolidate; and

•	increases in marketing and solicitation costs consistent with our aforementioned new product efforts.

A large portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our credit card and auto finance loans and fees receivable levels. This trend is reversing, however, because we are now experiencing net growth in our earning assets (including loans and fees receivable and leased merchandise) based principally on growth of our private label merchandise credit product offerings. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with growth in our private label merchant credit operations and while it is relatively easy for us to scale back our variable expenses, it is much more difficult (to which we alluded above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards and Other Investments segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit Cards and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are not successful in further reducing overhead costs or expanding revenue-earning activities to levels commensurate with such costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance segment and those credit card portfolios that have repaid their underlying structured financing facilities and of liquidity we are able to obtain through debt and equity issuances, we may experience continuing pressure on our liquidity position and our ability to achieve profitability.

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

Income taxes. Computed considering results for only our continuing operations before income taxes, we experienced negative effective income tax benefit rates of 19.4% and 12.2% for the three and nine months ended September 30, 2013, versus our effective income tax benefit rates of 46.9% and 28.5% for the three and nine months ended September 30, 2012.  Our negative effective income tax benefit rates for the three and nine months ended September 30, 2013 result principally from interest accruals on our liabilities for uncertain tax positions.  Variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) intra-period tax allocations associated with our discontinued operations in 2012 as required under GAAP.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.5 million and $2.4 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2013, respectively, compared to $0.6 million and $1.5 million during the three and nine months ended September 30, 2012, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in each of the three and nine months ended September 30, 2013 and 2012.

Credit Cards and Other Investments Segment

Our Credit Cards and Other Investments segment includes our continuing activities relating to investments in and servicing of our various credit card receivables portfolios, as well as other investments and products (such as our private label merchant credit products) that generally utilize much of the same infrastructure as our credit card operations.

The types of revenues we earn from our products and services primarily include finance charges, late fees, over-limit fees, rental revenue, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. Also, while insignificant currently, revenues (during previous periods of broad credit card account origination and in which significant numbers of credit card accounts were open to cardholder purchases) also have included those associated with (1) our sale of ancillary products such as memberships, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

We record (i) the finance charges and late fees assessed on our Credit Cards and Other Investments segment credit products in the interest income consumer loans category, including past due fees category on our consolidated statements of operations, (ii) the over-limit, annual, monthly maintenance, rental revenue (net of depreciation expense associated with leased merchandise), returned-check, cash advance and other fees in the fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our provision for losses on loans and fees receivable on our consolidated statements of operations (for all credit product receivables other than those credit card receivables underlying formerly off-balance-sheet securitization structures) and within losses upon charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other credit card receivables underlying formerly off-balance-sheet securitization structures for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

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

Managed Receivables Discussion

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our Non-U.S. Acquired Portfolio structured financing trust notes (a) as a deemed sale of the Non-U.S. Acquired Portfolio trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of periodic reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $3.9 million for the three months ended September 30, 2013, $1.7 million for the three months ended June 30, 2013, and $5.6 million for the three months ended March 31, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables; moreover, it is difficult to determine the future income effects of any reimbursement payments that may be received.

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

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents the delinquency trends of the receivables we manage within our Credit Cards and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2013			2012				2011
	Sept. 30	June. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$248,584	$252,036	$263,265	$294,167	$326,557	$356,897	$401,394	$480,355
Period-end managed accounts	259	248	245	256	281	309	340	390
Percent 30 or more days past due	10.9%	9.2%	9.4%	10.0%	11.0%	9.9%	10.4%	13.0%
Percent 60 or more days past due	7.8%	6.3%	7.0%	7.2%	8.1%	6.9%	7.9%	9.7%
Percent 90 or more days past due	5.2%	4.3%	4.9%	5.1%	5.8%	4.6%	5.9%	6.9%
Average managed receivables	$246,147	$255,669	$277,457	$309,025	$340,628	$378,227	$438,601	$511,834
Combined gross charge-off ratio	14.6%	16.9%	18.5%	16.5%	15.3%	20.7%	53.9%	19.3%
Net charge-off ratio	12.3%	13.9%	15.7%	14.4%	13.1%	16.8%	47.4%	15.2%
Adjusted charge-off ratio	10.7%	12.2%	14.1%	12.7%	11.4%	15.1%	30.6%	12.2%
Total yield ratio	36.3%	31.8%	29.4%	15.7%	23.5%	24.2%	22.9%	23.2%
Gross yield ratio	21.2%	21.1%	20.6%	18.1%	19.2%	19.9%	18.9%	18.6%
Net interest margin	13.6%	13.2%	14.0%	12.3%	13.5%	13.3%	10.4%	12.6%
Other income ratio	13.0%	10.3%	8.1%	(2.9)%	3.9%	3.5%	2.7%	3.7%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given our closure largely in 2008 and 2009 of substantially all credit card accounts underlying the portfolios. Moreover, although we are marketing the origination of credit card accounts in the U.K., we have curtailed our U.S. credit card marketing efforts. Nevertheless, because of the rapid receivables growth we are experiencing and expect (assuming sufficient capital) to continue to experience over the coming quarters associated with our private label merchant credit offerings, the rate of decline in our managed receivables levels has fallen significantly in the current quarter, and we now expect to experience growth in our managed receivables levels over coming quarters.

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

Given that our accounts primarily consist of closed credit card accounts with no significant account actions taken in the past several quarters, we would expect to see lower delinquency and charge-off statistics associated with our more mature portfolios. This trend has borne out as noted in the trending year-over-year declines in our delinquency statistics relative to corresponding dates in prior years. We do note, however, the effects on our first quarter 2012 delinquency and charge-off statistics of a unique transaction opportunity.  In that quarter, we sold for a total of $10.4 million, a price that we viewed as attractive, $44.0 million in face value of our Non-U.S. Acquired Portfolio credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold.  These receivables had a GAAP carrying value of $9.8 million on the sale date, thereby rendering an insignificant gain upon their sale.  This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our March 31, 2012 managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of March 31, 2012 and June 30, 2012.  Given this acceleration, we experienced a slight increase in our delinquency rates as of September 30 and December 31, 2012, in part due to the aforementioned transaction, but also in part to the effects of higher delinquency rates associated with our ongoing credit card originations in the U.K.

With our current and planned accelerated growth of our private merchant credit and other new product offerings, these receivables are expected to become a larger component of our managed receivables base and our delinquency rates are expected to increase slightly as the risk profiles (and thus expected returns) for these receivables are higher than that experienced under our current mix of largely mature credit card receivables underlying closed credit card accounts.

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

All of our charge-off ratios were skewed higher during the first quarter of 2012 by reason of the unique transaction opportunity mentioned in our Delinquencies discussion above. Since that quarter, however, we have experienced a general trending decline in our quarterly charge-off ratios. Such ratios have declined significantly thus far in 2013 based largely on the effects of lower charge offs associated with ongoing credit card origination efforts in the U.K. and the longer weighted average age and maturity of our managed receivables portfolio.

On a period-over-period comparison basis, we expect generally stable to perhaps modestly increasing charge off rates in the next few quarters. We reach this expectation considering (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts and (2) modestly higher expected charge off rates on our rapidly growing new product offerings.

Combined gross charge-off ratio. See the above general Charge offs discussion.

Net charge-off ratio.  See the above general Charge offs discussion.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend-line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Although one would expect the gap between the net charge-off ratio and the adjusted charge-off ratio to gradually narrow over time absent portfolio acquisitions, the unique transaction opportunity mentioned in our Delinquencies discussion above caused a significant widening of the gap between the net charge-off ratio and the adjusted charge-off ratio in the first quarter of 2012. That transaction opportunity caused our first quarter 2012 charge offs to be comprised of a disproportionately higher level of Non-U.S. Acquired Portfolio charge offs than normal (for which significant levels of credit quality discount were accreted in the adjusted charge-off ratio computation in the first quarter of 2012).

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from certain higher-yielding credit card receivables that we originated prior to 2008. Those particular originated receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, we would expect to see a slight generally trending decline in our total yield and gross yield ratios consistent with disproportionate reductions in these particular originated receivables several quarters ago due to their higher charge-off levels.  Our total and gross yield ratios also have been adversely affected over the past several quarters by our 2007 Non-U.S. Acquired Portfolio acquisition. Its total and gross yields are below average as compared to our other portfolios, and the rate of decline in receivables in this portfolio has lagged behind the rate of decline in receivables in our other portfolios, thus continuing to suppress our yield ratios.

Notwithstanding the above, our generally declining total and gross yield ratio trends have largely been reversed due to growth in our newer higher yielding products, including our private label merchant credit product and our new U.K. credit card products. While this growth has contributed to increases in our total and gross yield ratios, we expect that general growth in our new product offerings will slow or even modestly reverse the trend of our declining charge-off rates because the accounts season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our new higher yielding products over the next few quarters and continued accretive effects of this growth on our total and gross yield ratios.

We saw exceptions to our generally improving total yield ratio trend-lines wherein our fourth quarter 2012 total yield ratio was depressed by a $5.5 million write-down of our investments in non-marketable debt and equity securities.  Absent these write-downs, our total yield ratio would have been 22.9% in the fourth quarter of 2012. The write-offs and write-downs addressed in this paragraph also adversely impacted our Other Income ratios as discussed below.

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

Our net interest margin also is affected by the effects of our 2007 Non-U.S. Acquired Portfolio acquisition. The net interest margin for this portfolio is below the weighted average rate of our other portfolios, and the impact of this portfolio continues to be felt as our originated portfolios continue to decline in size at a faster pace than our acquired Non-U.S. Acquired Portfolio, thus increasing the impact of this portfolio’s lower net interest margin on the overall results.

We expect a relatively stable net interest margin in the low to mid teens for the foreseeable future. We expect some modest trending favorable upward pressure on our net interest margin associated with growth in our newer private label merchant credit and U.K. credit card products, which have higher interest and late payment yields than those of our credit card receivables underlying closed credit card accounts. However, we also expect a trending increase in the percentage of our average managed receivables that will be encumbered by debt, the higher interest costs of which will put negative pressure on our net interest margin.

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

Negatively affecting our other income ratio for the fourth quarter of 2012, were other-than-temporary declines we experienced in the values of non-marketable debt and equity securities in the amount of $5.5 million; excluding the impact of these write-downs, our other income ratio would have been 4.3%.

Given the above occurrences, our recently trending 2013 other income ratios are more representative of our current state, and we expect for the next few quarters to experience other income ratios in the low to mid-teens with modest trending growth in accord with the growth of our private label merchant credit receivables.

Leased Merchandise Discussion

The following table presents certain trends associated with our merchandise leasing activities within our Credit Cards and Other Investments segment (in thousands; percentages of total):

	At or for the three months ended
	2013			2012				2011
	Sept. 30	June. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end leased merchandise	$16,976	—	—	—	—	—	—	—
Period-end leased merchandise accounts	42	—	—	—	—	—	—	—
Average leased merchandise	$8,493	—	—	—	—	—	—	—
Other income ratio	38.1%	—	—	—	—	—	—	—

Average leased merchandise. Our merchandise leasing activities began in earnest during the third quarter of 2013, and prior to this quarter, we had no significant history of experience or trends with this particular product set. Subject to the availability of capital to us at levels desired to achieve our growth plans, we expect significant ongoing quarterly growth in our leased merchandise activities in future quarters. Our leased merchandise offerings comprise a significant part of our private label merchant credit suite of products.

Other income ratio. The numerator of our other income ratio equals revenues associated with our leasing activities less depreciation of our leased merchandise. The denominator of our other income ratio equals average leased merchandise as disclosed in the tables above. Because of our limited history with our merchandise leasing activities, we are optimistic, but uncertain at this time, that our future quarters' other income ratios will exceed our third quarter 2013 ratio.

Credit Card and Other Investments Segment Cost Discussion

The following table presents our operating ratio trends for our Credit Cards and Other Investments segment (in thousands; percentages of total); for these purposes, the operating ratio definition in our Annual Report on Form 10-K for the year ended December 31, 2012 is revised to include average leased merchandise along with average managed receivables (collectively "average earning assets") in the denominator of the ratio computation.

	At or for the three months ended
	2013			2012				2011
	Sept. 30	June. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Average earning assets	$254,639	$255,669	$277,457	$309,025	$340,628	$378,227	$438,601	$511,834
Period-end earning assets	$265,560	$252,036	$263,265	$294,167	$326,557	$356,897	$401,394	$480,355
Period-end earning asset accounts	301	248	245	256	281	309	340	390
Operating ratio	35.3%	25.7%	25.2%	7.3%	18.5%	18.2%	15.3%	12.1%

Operating ratio. Although we have been highly focused on cost control efforts, our managed earning asset levels have recently fallen at faster rates than the rates at which we have been able to reduce our costs (particularly when considering our fixed infrastructure costs). This accounts for the trend-line of generally increasing operating ratios over the past several quarters.  In the fourth quarter of 2012, this trend was significantly offset due to the receipt of $10.0 million from a lender to compensate us for excess costs we incurred for the benefit of the lender in servicing a credit card portfolio that collateralized the lender’s loan to us; excluding the impact of this payment, our operating ratio would have been 20.2%. Because we are now experiencing net growth in our managed earning asset levels, we expect improving trends in our operating ratio over future quarters.

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

Collectively, we currently serve more than 630 dealers through our Auto Finance segment in 34 states.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2013			2012				2011
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$59,249	$60,706	$60,449	$64,158	$67,858	$72,886	$75,275	$87,755
Period-end managed accounts	23	22	22	23	23	24	24	26
Percent 30 or more days past due	12.3%	12.1%	10.0%	14.0%	13.3%	10.7%	8.3%	12.8%
Percent 60 or more days past due	4.2%	3.6%	3.6%	5.0%	5.4%	3.6%	3.3%	4.9%
Percent 90 or more days past due	1.6%	1.1%	1.5%	2.1%	2.4%	1.1%	1.6%	2.1%
Average managed receivables	$59,126	$60,359	$61,803	$65,065	$69,538	$75,877	$80,503	$92,719
Gross yield ratio	39.4%	39.2%	38.9%	36.8%	35.3%	35.2%	33.9%	36.3%
Adjusted charge-off ratio	4.0%	3.6%	1.7%	5.9%	3.9%	4.2%	8.2%	8.3%
Recovery ratio	1.8%	2.2%	5.1%	3.5%	3.9%	4.7%	6.0%	7.1%
Net interest margin	36.6%	36.9%	35.5%	35.6%	23.8%	32.0%	17.0%	24.4%
Other income ratio	1.6%	(13.7)%	2.5%	3.8%	2.7%	2.3%	2.3%	1.4%
Operating ratio	29.8%	29.8%	28.9%	26.1%	24.7%	24.0%	29.9%	21.3%

Managed receivables.  Average managed receivables have gradually declined because we curtailed purchasing and origination activities within our ACC and JRAS operations prior to 2011. For all of the periods set forth above, only CAR continues to purchase/originate loans, but until the second quarter of 2013, it had not done so at growth levels significant enough to offset the gradual liquidation of our ACC and JRAS portfolios’ managed receivables. As noted by the higher period-end managed receivables at June 30, 2013 than at March 31, 2013, ACC and JRAS managed receivables are substantially liquidated at this point, and we are beginning to see and expect stability in the level of our managed receivables. Although we seek to modestly expand our CAR operations, our growth expectations are somewhat tepid based on strong competition we face from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

Delinquencies.  Our ACC and JRAS receivables are substantially liquidated and are at relatively insignificant levels relative to our better performing CAR receivables, which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy accounted for our generally improving delinquency statistics through the end of the second quarter of 2012. Because the JRAS and ACC receivables are relatively insignificant, we do not expect any material further improvements in our delinquency statistics associated with further liquidations of these receivables. Delinquencies rose somewhat within our CAR receivables portfolio in the third and fourth quarters of 2012, primarily due to seasonal patterns and a slightly weakened market. These delinquency rates abated in 2013 although they were still slightly higher in the first and second quarters of 2013 than those experienced in the first and second quarters of 2012. In the first quarter of both years in particular, we saw the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.  Our delinquency rates declined in the third quarter of 2013 relative to the same period in the prior year, and the current levels we are experiencing more closely represent what we would expect going forward. We are not generally concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at the slightly elevated rates like we saw period over period in the first two quarters of this year, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against credit losses.

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

Operating ratio. We have experienced a modest general trend-line of increasing year-over-year operating ratios, which largely reflects the higher costs of our CAR operations as a percentage of receivables than such operating costs of our former ACC and JRAS operations as a percentage of their receivables in prior periods. (Such higher costs correspond with the significantly higher gross yield ratios and net interest margins within our CAR operations.) As noted above, our CAR receivables and operating costs now comprise a greater percentage of respective total Auto Finance segment receivables and operating costs given the gradual liquidation of ACC and JRAS receivables. Notwithstanding this general trend-line, we do not expect a significantly higher operating ratio for the foreseeable future.  The spike in the first quarter of 2012 operating ratio arose due to an impairment charge of $1.2 million recognized during that quarter associated with unfavorable terms on the sublease of our former ACC offices and certain non-recurring costs we incurred in the collection of our JRAS receivables.  Increases seen in 2013 relate to the expansion of our CAR operations into new branches. As revenues from these locations continue to grow, we would expect to see our operating ratio fall back to levels more typical of those seen in the same quarters of 2012.

Future Expectations

Our CAR operations are performing well in the current environment (achieving consistent profitability) and are expected to continue at current levels for the foreseeable future. Because ACC’s and JRAS’s receivables are now substantially liquidated, the history of negative effects of these operations on our Auto Finance segment results should be abated in future periods.  We continue to focus on modestly growing our profitable CAR operations and expect to be able to do so over the coming year.

Liquidity, Funding and Capital Resources

As noted elsewhere in this Report, a decline in liquidity available to fund sub-prime credit card receivables at acceptable advance rates and terms (coupled to some degree with constraints on credit card asset returns in the U.S.) caused us to cease credit card marketing operations in the U.S. beginning in late 2007 and to close substantially all of our credit card accounts (other than those associated with our originated U.K. accounts). Until the current quarter, we experienced net liquidations of our managed receivables at faster rates than we were able to reduce our costs. This resulted from the significant level of fixed infrastructure costs that had built up to support our significant legacy credit card lending operations. Our infrastructure costs are still high now, and while we had in the past been focused on cost reduction, our primary focus now is on growing our private label merchant credit and other product offerings so that our revenues from these product offerings can cover our infrastructure costs and return us to profitability. In this regard, we experienced, for the first time in several years, growth in our earning assets (consisting of our managed receivables and leased merchandise) during the current quarter, and we expect, subject to the availability of capital to us at acceptable pricing and terms, to continue to experience growth in future quarters. Accordingly, our key challenges moving forward will be cost containment (as opposed to our recent focus on expense reduction) and obtaining the liquidity necessary to meet capital needs dictated by the growth of our new product offerings and to allow us to cover our infrastructure costs until our new product offerings produce the profitability and cash flows necessary to cover such costs.

All of our Credit Cards and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given that the next redemption date for the remaining $0.5 million outstanding balance on our 3.625% convertible senior notes is May 30, 2015 and the remaining $139.5 million outstanding balance on our 5.875% convertible senior notes is not due for repayment until 2035. As such, the only facilities that could represent near-term refunding or refinancing needs as of September 30, 2013 are those associated with the following notes payable in the amounts indicated (in millions):

Amortizing debt facility (expiring April 1, 2016) that is secured by certain receivables	$0.9
Revolving credit facility (expiring May 17, 2014) that is secured by the financial and operating assets of the entity	4.0
Amortizing debt facility (expiring April 20, 2015) that is secured by certain receivables	8.2
Amortizing debt facility (expiring September 11, 2014) that is secured by certain receivables	5.0
Amortizing debt facility (expiring December 15, 2014) that is secured by certain receivables	4.6
Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	8.1
Revolving credit facility (expiring October 4, 2014) that is secured by the financial and operating assets of our CAR operations	20.0
Total	$50.8

Further details concerning the above debt facilities are provided in Note 8, “Notes Payable,” and Note 9, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the current liquidity and debt markets, the performance of our assets that serve as security for the above facilities, and our relationships with the lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new product offering assets should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

While not representing a debt facility, we also note that there may be liquidity risks associated with our uncertain tax positions. Although we believe we are several years away from ultimate resolution, and possible settlement and payment, with respect to our uncertain tax positions, including those taken in the 2007 and 2008 years under audit by the Internal Revenue Service, it is possible that we may ultimately resolve one or more uncertain tax positions in a manner that results in a significant payment. Substantially all of our $62.7 million income tax liability at September 30, 2013 represents our liability accrued for uncertain tax positions.

At September 30, 2013, we had $59.8 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2013 are as follows:

•
During the nine months ended September 30, 2013, we used $20.2 million in cash flows from operations compared to generating $3.2 million of cash flows from operations during the nine months ended September 30, 2012. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the nine months ended September 30, 2013 relative to the same period in 2012, given diminished receivables levels, and (2) purchases of leased merchandise inventory associated with our private label merchant credit operations during the nine months ended September 30 2013, offset, however, by lower payments of accounts payable and accrued expenses in the nine months ended September 30, 2013 relative to the same period in 2012.

•
During the nine months ended September 30, 2013, we generated $42.5 million of cash through our investing activities, compared to generating $185.6 million of cash in investing activities during the nine months ended September 30, 2012.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2013 based on the shrinking size of our liquidating credit card and auto finance receivable portfolios as well as the net proceeds received during the nine months ended September 30, 2012 from the sale of our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, offset by growth in our private label merchant credit product as well as our U.K. originated credit card receivables.

•
During the nine months ended September 30, 2013, we used $30.8 million of cash in financing activities, compared to our use of $286.0 million of cash in financing activities during the nine months ended September 30, 2012. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Also impacting prior year results is the May 2012 repayment of $83.5 million of our 3.625% convertible senior notes upon the exercise of a then-existing noteholder put right, as well as our use of $82.5 million to repurchase 8,250,000 shares of our common stock at a purchase price of $10.00 per share in September 2012. Offsetting our 2013 use of cash in financing activities are borrowings associated with our new credit products.

We note that the $59.8 million in aggregate September 30, 2013 unrestricted cash referenced above represents the aggregate of all unrestricted cash held by our various business subsidiaries. Not included in the $59.8 million in aggregate September 30, 2013 unrestricted cash is $4.4 million of cash that previously was held in escrow and reflected on our September 30, 2013 consolidated balance sheet as a deposit within our prepaid expenses and other assets category pending the resolution of now-favorably resolved third-party contingencies.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our private label merchant credit activities as well as the acquisition of credit card receivables portfolios, which may represent attractive opportunities for us in the current liquidity environment, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized as of September 30, 2013 to repurchase up to 9,692,418 shares of our common stock through June 30, 2014.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, as measured by the amount of time and effort they devote to HBR.  In the nine months ended September 30, 2013, we received $115,760 of reimbursed costs from HBR associated with these leased employees.

Forward-Looking Information

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, income ratios, net interest margins, long-term shareholder returns, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, the effects of account actions we may take or have taken, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us and banks that issue credit cards and other credit products on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, our plans in the U.K., the impact of our  Non-U.S. Acquired Portfolio on our financial performance, the sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, growth and profitability of our private label merchant credit business, our entry into international markets, our ability to raise funds or renew financing facilities, the results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances.   Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

Most of these factors are beyond our ability to predict or control. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of our forward-

looking statements. There also are other factors that we may not describe (generally because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.

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

We Are Substantially Dependent Upon Borrowed Funds to Fund the Receivables We Originate or Purchase

We finance our receivables in large part through financing facilities. All of our financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, some of our facilities currently are in amortization stages (and are not allowing for the funding of any new loans) based on their original terms.  The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain.

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

Our merchant credit operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition. Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions such as those conducted in our leased merchandise program. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our leased merchandise product offerings.

Most of the states that regulate rent-to-own transactions have enacted disclosure laws that require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as lease fees paid in excess of the “retail” price of the goods.

There has been increased legislative attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us.

In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we or merchant credit partners could be subject to lawsuits alleging violations of federal and state laws and regulations and consumer tort law, including fraud, consumer protection, information security and privacy laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment against us could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

We are dependent upon banks to issue credit cards and provide certain other credit products. Our credit card and some of our other credit product programs are dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships principally would adversely affect our ability to conduct credit card issuances in the U.K., and to grow our private label merchant credit product offerings and underlying receivables.

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

Although our private label merchant credit offerings are an important part of our strategic plan, we have limited operating history with these offerings. We only recently expanded into our private label merchant credit offerings, including our leased merchandise offerings. As with many early stage endeavors, these product offerings may experience under-capitalization, delays, lack of funding, and many other problems, delays, and expenses, many of which are beyond our control. These include, but are not limited to:

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

Unauthorized or unintentional disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation, and civil and criminal penalties.  To conduct our business, we are required to manage, use, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding our customers across all operations areas. We also depend on our IT networks and systems, and those of third parties, to process, store, and transmit this information. As a result, we are subject to numerous U.S. federal and state laws designed to protect this information. Security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information.

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

If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. We do not maintain cyber-security insurance liability coverage and as such we are exposed to the financial risk and losses associated with such incidents.  Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws.  Further, under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines. Security breaches could also harm our reputation with our customers, potentially leading to decreased revenues or the addition of new merchant credit partners.

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

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and as many as 46 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring varying levels of customer notification in the event of a security breach.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - July 31	26,900	$3.70	26,900	9,743,973
August 1 - August 31	33,955	$3.86	33,955	9,710,018
September 1 - September 30	17,600	$3.78	17,600	9,692,418
Total	78,455	$3.79	78,455	9,692,418

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 10,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were no such shares returned to us during the three months ended September 30, 2013.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014, of which 9,692,418 remained authorized for repurchase as of September 30, 2013.

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

ATLANTICUS HOLDINGS CORPORATION

November 12, 2013	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)