Form 10-K
period 2013-12-31
Atlanticus Holdings Corp
filed 2014-03-28
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2013

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

Atlanticus (1) is required to file reports pursuant to Section 13 of the Act, (2) has filed all reports required to be filed by Section 13 of the Act during the preceding 12 months and (3) has been subject to such filing requirements for the past 90 days.

Atlanticus has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Atlanticus believes that its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements during 2013, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Atlanticus’ Proxy Statement for the 2014 Annual Meeting of Shareholders.

Atlanticus is a smaller reporting company and is not a shell company.

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2013 was $19.3 million. (For this purpose, directors and officers have been assumed to be affiliates, and we also have excluded 1,672,656 loaned shares at June 30, 2013.)

As of March 21, 2014, 14,264,069 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,549,800 loaned shares to be returned.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Atlanticus’ Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, income ratios, net interest margins, long-term shareholder returns, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, the effects of account actions we may take or have taken, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our point-of-sale finance operations, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, our plans in the United Kingdom (“U.K.”), the impact of our U.K. Portfolio of originated credit card receivables on our financial performance, the sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, growth and profitability of our point-of-sale finance operations, our entry into international markets, our ability to raise funds or renew financing facilities, share repurchases, debt retirement, the results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.
Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the availability of adequate financing;

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and products limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;

•	the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowances for uncollectible loans and fees receivable and estimates of loan losses used within our underwriting and analyses;

•	the possible impairment of assets;

•	our ability to manage costs in line with the expansion or contraction of our various business lines;

•	our relationship with the merchants that participate in our point-of-sale finance operations and the banks that provide certain services that are needed to operate our business lines; and

•	theft and employee errors.
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

ii

In this Report, except as the context suggests otherwise, the words “Company,” “Atlanticus Holdings Corporation,” “Atlanticus,” “we,” “our,” “ours” and “us” refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors. Atlanticus owns Aspire®, Embrace®, Emerge®, Imagine®, Majestic®, Monument®, Salute®, Tribute®, Fortiva® and other trademarks and service marks in the U.S. and the U.K.

iii

PART I

ITEM 1.	BUSINESS

General
A general discussion of our business follows. For additional information about our business, please visit our website at www.Atlanticus.com. Information contained on or available through our website is not incorporated by reference in this Report.
We are a Georgia corporation formed in 2009, as successor to an entity that commenced operations in 1996. We provide various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market largely represented by credit risks that regulators classify as sub-prime.
Within our Credit and Other Investments segment, we offer point-of-sale financing whereby we partner with retailers and service providers to provide credit to their customers for the purchase of goods and services or the rental of goods under rent-to-own arrangements. These services are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second look" credit service in various industries across the United States (“U.S.”). Using our infrastructure and technology platform, we also provide loan servicing activities, including underwriting, marketing, customer service and collections operations for third parties.
Also within this segment, we continue to collect on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those we generate through our credit card products in the U.K.  Some of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for these portfolios our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. We also report within our Credit and Other Investments segment the income earned from investments in two equity-method investees—one that holds credit card receivables for which we are the servicer and another that holds structured financing notes underlying credit card receivables for which we are the servicer.
Lastly, through our Credit and Other Investments segment, we engage in testing and limited investment activities in ancillary finance, technology and other products as we seek to capitalize on our expertise and infrastructure.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. We purchase auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we manage portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities, as well as provide additional lending products, such as floor plan financing and additional installment lending products to certain dealers.
As discussed above, we manage our business activities through two reportable segments-Credit and Other Investments, and Auto Finance. We further describe our segment operations below. (See, also, Note 4, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)
The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) our point-of-sale finance activities, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.
Although we closely monitor and manage our liquidity position (and in recent years have significantly reduced our overhead infrastructure which was built to accommodate higher account originations and managed receivables levels), we are maintaining our infrastructure and incurring increased overhead and other costs in order to expand point-of-sale finance solutions and new product offerings that we believe have the potential to grow into our infrastructure and allow for long-term shareholder returns.
Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) the expansion of our point-of-sale finance products; (2) the acquisition of additional financial assets associated with our point-of-sale finance activities as well as the acquisition of receivables portfolios; (3) investments in other assets or businesses that are not necessarily financial services assets or businesses; (4) the repurchase of our convertible senior notes and other debt or our outstanding common stock; and (5) the servicing of receivables and related financial assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure.
Credit and Other Investments Segment. Our Credit and Other Investments segment includes our point-of-sale finance operations, investments in and servicing of our various credit card receivables portfolios and other testing and limited investment in ancillary finance, technology and other products that generally capitalize on our credit infrastructure.
As previously discussed, our point-of-sale finance operations allow retail partners to offer installment lending or revolving credit options as well as rent-to-own arrangements to their customer base. With many potential customers currently declined under traditional financing terms offered by other lenders, we are able to increase a business' customer base by approving certain of these overlooked consumers for various financing arrangements. We currently provide this service by (i) allowing retail partners access to our proprietary online application processing and (ii) offering competitively priced financing options to consumers and other offerings unique to the industry. We believe that our ability to offer customers flexibility in their financing arrangements (from installment loans and revolving credit to rent-to-own options) affords us a competitive advantage in the marketplace.
Currently our installment and revolving credit loans cover a variety of goods and services including consumer electronics, furniture, elective medical procedures and home-improvements. Alternatively, our rent-to-own options allow consumers to obtain and use brand name products (in the aforementioned categories) with flexible rental purchase agreements and no long-term obligations. Our growing portfolio of point-of-sale finance assets are generating and we believe will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue growth in this area.
Substantially all of the credit card accounts underlying our credit card receivables and portfolios have been closed to new cardholder purchases since 2009. We continue to service our credit card portfolios as they continue to liquidate. In the current environment, we have refocused our expertise and infrastructure on our point-of-sale finance operations, rather than our credit card products, because we believe these operations offer an attractive return on investment and better growth opportunities.
Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, we price our products to reflect this higher loss rate. As such, our products are subject to greater regulatory scrutiny than the products of prime lenders who are able to price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations-Credit and Other Investments Segment” and Item 1A, “Risk Factors.”
Auto Finance Segment. The operations of our Auto Finance segment are principally conducted through our CAR platform, which we acquired in April 2005. CAR primarily purchases and/or services loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  In 2010, we started offering floor-plan financing to this same group of dealers and finance companies. In 2013 we also started offering certain installment lending products in addition to our traditional loans secured by automobiles.  While this product represented less than 10% of CAR's outstanding receivables as of December 31, 2013, we are seeking to grow the volume of these loans in the coming quarters.

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2013, our CAR operations served more than 600 dealers in 37 states. These operations continue to perform well in the current environment (achieving consistent profitability and generating positive cash flows with modest growth).

Sale of Our Investments in Previously Charged-Off Receivables Segment
In August 2012, we sold our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, to an unrelated third party. As a result, these operations are included as discontinued operations for all periods presented within our consolidated statements of operations. We had no assets that were held for sale as of December 31, 2012 or December 31, 2013.
How Do We Manage the Accounts and Mitigate Our Risks?
Credit and Other Investments Segment. We manage accounts using credit behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.
For both our point-of-sale finance consumers and the accounts that are open to purchases, we generally seek to manage credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments. We also employ strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a probability of fraudulent use.
Auto Finance Segment. Our CAR operations manage credit quality and loss mitigation at the dealer portfolio level through the implementation of dealer-specific loss reserve accounts. In most instances, the reserve accounts are cross-collateralized across all accounts presented by any single dealer. CAR monitors performance at the dealer portfolio level (by product type) to adjust pricing or the reserve account or to determine whether to terminate future account purchases from such dealer.
CAR provides dealers with specific purchase guidelines based upon each product offering and delegates approval authority to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts typically are verified for accuracy before, during and after the acquisition process. Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. Our CAR operations also manage risk through diversifying their receivables among multiple dealers.
How Do We Collect from Our Customers?
Credit and Other Investments Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost-effective and customer-friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. However, recognizing that our objective is to maximize the amount collected, we also sometimes offer customers flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we may vary from our general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate customer payment. Application of payments in this manner also permits our collectors to assess real time the degree to which a customer’s payments over the life of an account have covered the principal credit extensions to the customer. This allows our collectors to readily identify our potential economic loss associated with the charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). With this information, our collectors work cooperatively with our customers in a way intended to best protect us from economic loss on the customer relationship. Our selection of collection techniques, including, for example, the order in which we apply payments or the provision of payments or credits to induce or in exchange for customer payment, impacts the statistical performance of our portfolios that we reflect under the “Credit and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge offs. Our collectors employ various and evolving tools when engaging with our customers, and they routinely test and evaluate new tools in their drive toward improving our collections with a greater degree of efficiency. These tools include programs under which we may reduce or eliminate a customer’s annual percentage rate (“APR”) or waive a certain amount of accrued fees, provided the customer makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, we may actually settle with customers and adjust their finance charges and fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.
We regularly monitor and adapt our collection strategies, techniques, technology and training to optimize our efforts to reduce delinquencies and charge offs. We use our operations systems to develop these proprietary collection strategies and techniques, and we analyze the output from these systems to identify the strategies and techniques that we believe are most likely to result in curing a delinquent account in the most cost-effective manner, rather than treating all accounts the same based on the mere passage of time.
As in all aspects of our risk management strategies, we compare the results of each of the above strategies with other collection strategies and devote resources to those strategies that yield the best results. Results are measured based on delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted based on these results. We believe that routinely testing, measuring and adjusting collection strategies results in lower bad debt losses and operating expenses.
We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due (and in certain circumstances where it is necessary in order to avoid so-called “negative amortization”), and we generally charge off loans and fees receivable when they become contractually more than 180 days past due or 120 days past due for the point-of-sale finance product. For our rent-to-own products, we generally charge off receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we generally charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.
Our determination of whether an account is contractually past due is relevant to our delinquency and charge-off data included under the “Credit and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (e.g., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency stages and ultimately to charge-off status. For our point-of-sale finance accounts, we consider an account to be delinquent if the customer has not made any required payment in full as of the payment due date. Accounts under our rent-to own program are considered delinquent if the customer has not made full payment of any rental amount by the due date and has not returned the rental equipment to us. For credit card accounts, we consider a cardholder’s receivable to be delinquent if the cardholder has failed to pay a minimum amount, computed as the greater of a stated minimum payment or a fixed percentage of the statement balance (for example 3% to 10% of the outstanding balance in some cases or in other cases 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle).
Additionally, in an effort to increase the value of our account relationships, we sometimes re-age customer accounts that meet our qualifications for re-aging. It is our policy to work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to our regular charge-off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs.
Auto Finance Segment. Accounts that CAR purchases from approved dealers initially are collected by the originating branch or service center location using a combination of traditional collection practices. Auto Finance segment accounts that have been loaded into our data processing system are centrally serviced to leverage auto dialer processing for early stage collections. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts in our CAR operation generally are returned to the dealer under an agreement with the dealer to charge the balance on the account against the dealer’s reserve account. We generally do not repossess autos in our CAR operation as a result of the agreements that we have with the dealers unless there are insufficient dealer reserves to offset the loss or if a dealer instructs us to.
Consumer and Debtor Protection Laws and Regulations
Credit and Other Investments Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), the federal Wall Street Reform and Consumer Protection Act, the federal Truth In Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission ("FTC") Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our products are designed for customers at the lower end of the credit score range. We price our products to reflect the higher credit risk of our customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our finance partners are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to our marketing or collection practices, we could be required to modify or discontinue certain products or practices.
In the U.K., our credit card operations are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. We are licensed and regulated by the Office of Fair Trading (“OFT”), and we are governed by an extensive legislative and regulatory framework that includes the Consumer Credit Act, the Data Protection Act, Privacy and Electronic Communications Regulations, Consumer Protection and Unfair Trading regulations, Financial Services (Distance Marketing) Regulations, the Enterprise Act, Money Laundering Regulations, Financial Ombudsman Service and Advertising Standards Authority adjudications. The aforementioned legislation and regulations impose strict rules on the form and content of consumer contracts, the calculation and presentation of APRs, advertising in all forms, parties who can be contacted and disclosures to consumers, among others. The regulators, such as the OFT, provide guidance on consumer credit practices including collections. The Financial Conduct Authority ("FCA") will be taking over regulation of consumer credit from the OFT on April 1, 2014, and businesses intending to continue carrying out consumer credit activities in the U.K. will be required to undertake a comprehensive FCA licensing process over the next 12 to 18 months. We are currently undertaking steps to ensure that we continue to remain in compliance with all regulations.
Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. In addition, various state statutes limit the interest rates and fees that may be charged, limit the types of interest computations (e.g., interest bearing or pre-computed) and refunding processes, prohibit discriminatory practices in extending credit, impose limitations on fees and other ancillary products and restrict the use of consumer credit reports and other account-related information. Many of the states in which this segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

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
We are subject to various U.S. federal and state laws and regulations designed to protect confidential personal and financial data. For example, we must comply with guidelines under the Gramm-Leach-Bliley Act that require each financial institution to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Additionally, various federal banking regulatory agencies, and at least

46 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring customer notification in the event of a security breach.
Competition
Credit and Other Investments Segment. We face substantial competition from other consumer lenders, the intensity of which varies depending upon economic and liquidity cycles. Our point-of-sale finance, rent-to-own and credit card businesses compete with national, regional and local bankcard and consumer credit issuers, other general-purpose credit card issuers and retail credit card and merchant credit issuers. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have.
Auto Finance Segment. Competition within the auto finance sector is widespread and fragmented. Our auto finance operations target automobile dealers that oftentimes are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corporation, Westlake Financial, Mid-Atlantic Finance, General Motors Financial Company, Inc. (formerly AmeriCredit Corp.), Drive Financial, Western Funding Inc., and America’s Car-Mart) and a large number of smaller, regional private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.
Employees
As of December 31, 2013, we had 315 employees, most of which are employed within the U.S., principally in Florida and Georgia. Also included in this employee count are 50 employees in the U.K. We consider our relations with our employees to be good. Our employees are not covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.
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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of the net contraction of our receivables levels over the last few years, uncertainties as to our business model going forward and our inability to achieve consistent earnings from our continuing operations in recent years.

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

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. Historically, we have obtained receivables in one of two ways-we have either solicited for the origination of the receivables or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has negatively impacted and may in the future negatively impact, our performance. Our various past and current losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables.

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products in a profitable manner. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but who, in our view, have demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our loans and fees receivable will decline, all of which will have a negative impact on performance. It also is unclear whether our current payment rates can be sustained given weakness in the employment outlook and economic environment at large.

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

We are subject to foreign economic and exchange risks. Because of our operations in the U.K., we have exposure to fluctuations in the U.K. economy, and such fluctuations recently have been significantly negative. We also have exposure to fluctuations in the relative values of the U.S. dollar and the British pound. Because the British pound has experienced a net decline in value relative to the U.S. dollar since we commenced our most significant operations in the U.K., we have experienced significant transaction and translation losses within our financial statements.

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

Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, new financing generally has been sparse for sub-prime lenders, and the financing that has been available has been on significantly less favorable terms than prior to 2008. As a result, beginning in the third quarter of 2007, we significantly curtailed our marketing for new credit cards and currently are not issuing a significant number of new cards. Moreover, commencing in October 2008 we reduced credit lines and closed a significant number of accounts in response to the unavailability of financing and to reduce our risk exposure. These activities continued into 2009, and as a result, substantially all of our credit cards are now closed to cardholder purchases. If additional financing facilities are not available in the future on terms we consider acceptable—an issue that has been made even more acute in the U.S. given recent regulatory changes that have reduced asset-level returns on credit card lending—we will not be able to grow our credit card operations and it will continue to contract in size.

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

Our credit card operation currently is contracting. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

•	the availability of funding on favorable terms;

•	the level and success of our marketing efforts;

•	the degree to which we lose business to competitors;

•	the level of usage of our credit products by our customers;

•	the availability of portfolios for purchase on attractive terms;

•	levels of delinquencies and charge offs;

•	the level of costs of soliciting new customers;

•	our ability to employ and train new personnel;

•	our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

•	general economic and other factors beyond our control.

We have curtailed our U.S. credit card marketing efforts and have aggressively reduced credit lines and closed credit card accounts. In addition, the general economic downturn experienced in 2008 and 2009 significantly impacted not just the level of usage of our credit products by our customers but also levels of payments and delinquencies and other performance metrics. As a result, our credit card operation currently is contracting.

Reliance upon relationships with a few large retailers in our point-of-sale finance operations may adversely affect our revenues and operating results from these operations.  Our three largest retail partners accounted for over 82.0% of our point-of-sale finance and rental revenues in 2013.  Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ revenue from a relatively small number of partners in the future.  If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Our rent-to-own operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition. Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions such as those conducted in our rent-to-own programs. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our rent-to-own product offerings.

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

There has been increased attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative and regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation or regulation that would be disadvantageous or otherwise materially adverse to us.

In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we or our rent-to-own partners could be subject to lawsuits alleging violations of federal and state laws and regulations and consumer tort law, including fraud, consumer protection, information security and privacy laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment against us could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

We are dependent upon banks to issue credit cards and provide certain other credit products. Our credit card and some of our other credit product programs are dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships principally would adversely affect our ability to conduct credit card issuances in the U.K., and to grow our point-of-sale finance product offerings and underlying receivables.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently adopted significant changes to a number of practices through its issuance of regulations. Additionally, the CFPB is expected to be an active issuer of credit-related regulations in the near-term, and it is impossible to predict the scope or nature of those potential regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain of our prior product offerings within the U.S. Changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

•	we may be required to credit or refund previously collected amounts;

•	certain fees and finance charges could be limited, prohibited or restricted, which would reduce the profitability of certain accounts;

•	certain of our collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;

•	limitations on the content of marketing materials could be imposed that would result in reduced success for our marketing efforts;

•	limitations on our ability to recover on charged-off receivables regardless of any act or omission on our part;

•	some of our products and services could be banned in certain states or at the federal level;

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

Our Automobile Lending Activities Involve Risks in Addition to Others Described Herein

Automobile lending exposes us not only to most of the risks described above but also to additional risks, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their repossession and liquidation value as collateral. In addition, our most significant active Auto Finance segment operation acquires loans on a wholesale basis from used car dealers, for which we rely upon the legal compliance and credit determinations by those dealers.

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

Funding for automobile lending may become difficult to obtain and expensive. In the event we are unable to renew or replace any Auto Finance segment facilities that bear refunding or refinancing risks when they become due, our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.  If we cannot renew or replace future facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

Our automobile lending business is dependent upon referrals from dealers. Currently we provide substantially all of our automobile loans only to or through used car dealers. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only need to be competitive in these areas, but also need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors.

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. In the event of certain defaults, we may repossess automobiles and sell repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these types of sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold would result in higher credit losses for us. Additionally, higher gasoline prices (like those experienced during 2008) tend to decrease the auction value of certain types of vehicles, such as SUVs.

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

Portfolio purchases may cause fluctuations in our reported Credit and Other Investments segment’s managed receivables data, which may reduce the usefulness of this data in evaluating our business. Our reported Credit and Other Investments segment managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of December 31, 2013, credit card portfolio acquisitions accounted for 34.8% of our total Credit and Other Investments segment managed receivables portfolio based on our ownership percentages.

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

Although our point-of-sale finance offerings are an important part of our strategic plan, we have limited operating history with these offerings. We only recently expanded into our point-of-sale finance offerings, including our rent-to-own offerings. As with many early stage endeavors, these product offerings may experience under-capitalization, delays, lack of funding, and many other problems, delays, and expenses, many of which are beyond our control. These include, but are not limited to:

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We generally outsource account and payment processing, and in 2013, we paid Total System Services, Inc. $5.3 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. We do not maintain cyber-security insurance liability coverage and as such we are exposed to the financial risk and losses associated with such incidents.  Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws.  Further, under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines. Security breaches could also harm our reputation with our customers, which could potentially cause decreased revenues, the loss of existing merchant credit partners, or difficulty in adding new merchant credit partners.

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

Risks Relating to an Investment in Our Securities

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

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock pursuant to share lending agreements or short sale transactions by purchasers of convertible senior notes, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.  Sales of significant amounts of our common stock or equity-related securities in the public market, including sales pursuant to share lending agreements, or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. Future sales of shares of common stock or the availability of shares of common stock for future sale, including sales of our common stock in short sale transactions by purchasers of our convertible senior notes, may have a material adverse effect on the trading price of our common stock.

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

The right to receive payments on our convertible senior notes is effectively subordinated to the rights of our existing and future secured creditors. Our convertible senior notes are unsecured and therefore will be effectively subordinated to any of our existing and future secured obligations to the extent of the value of the assets securing such obligations. As a result, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding of our company, our assets will be available to satisfy obligations of our secured debt before any payment may be made on the convertible senior notes. To the extent that such assets cannot satisfy in full our secured debt, the holders of such debt would have a claim for any shortfall that would rank equally in right of payment (or effectively senior if the debt were issued by a subsidiary) with the convertible senior notes. In such an event, we may not have sufficient assets remaining to pay amounts on any or all of the convertible senior notes.
As of December 31, 2013, Atlanticus Holding Corporation, excluding its subsidiaries, had outstanding $33.7 million of secured indebtedness, which would rank senior in right of payment to the notes; $160.1 million of senior unsecured indebtedness, which includes the convertible senior notes (at face value) and the interest accrued thereon and would rank equal in right of payment to the convertible senior notes, and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of December 31, 2013, our subsidiaries had total liabilities of approximately $233.3 million (including the $33.7 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

Note Regarding Risk Factors

The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock or other securities could decline, and you could lose part or all of your investment.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
We lease our principal executive offices (which include the primary operations of our Credit and Other Investments segment), and our lease is for 335,000 square feet, of which we have sub-leased approximately 220,000 square feet. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 9,600 square feet of leased space, with additional offices and branch locations in various states. Our operations in the U.K. include approximately 2,880 of aggregate square feet of leased space in Crawley and London. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of March 21, 2014, there were 52 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2012	High	Low
1st Quarter 2012	$6.00	$3.78
2nd Quarter 2012	$5.96	$3.29
3rd Quarter 2012	$6.46	$3.72
4th Quarter 2012	$3.99	$3.28

2013	High	Low
1st Quarter 2013	$3.68	$3.20
2nd Quarter 2013	$4.11	$3.40
3rd Quarter 2013	$3.85	$3.50
4th Quarter 2013	$3.75	$3.31
The closing price of our common stock on the NASDAQ Global Select Market on March 21, 2014 was $2.47.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - October 31	18,600	$3.58	18,600	9,673,818
November 1 - November 30	15,600	$3.55	15,600	9,658,218
December 1 - December 31	30,300	$3.65	30,300	9,627,918
Total	64,500	$3.61	64,500	9,627,918

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 10,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were no such shares returned to us during the three months ended December 31, 2013.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized to repurchase 10,000,000 shares of our common stock through June 30, 2014, of which 9,627,918 shares remained authorized for repurchase as of December 31, 2013. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Part I, Item 1A and elsewhere in this Report, that our actual experience will differ materially from the expectations.  For more information, see “Cautionary Notice Regarding Forward-Looking Statements.”

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market largely represented by credit risks that regulators classify as sub-prime.

Currently, within our Credit and Other Investments segment, we are applying the experiences and infrastructure associated with our historic credit card offerings to provide point-of-sale financing, whereby we partner with retailers and service providers in various industries across the U.S. to provide credit to their customers for the purchase of goods and services or the rental of merchandise to their customers under rent-to-own arrangements. These products are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second-look" credit service. Using our infrastructure and technology platform, we also provide loan servicing, including underwriting, marketing, customer service and collections operations for third parties. Also through our Credit and Other Investments segment, we engage in testing and limited investment in ancillary finance, technology and other products as we seek to capitalize on our expertise and infrastructure.

Beyond these activities within our Credit and Other Investments segment, we continue to collect on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those we originate through our credit card products in the U.K.  Some of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for these portfolios our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings.

Lastly, we report within our Credit and Other Investments segment the income earned from investments in two equity-method investees—one that holds credit card receivables for which we are the servicer and another that holds structured financing notes underlying credit card receivables for which we are the servicer.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) our point-of-sale finance activities, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

We historically financed most of our credit card receivables through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates,” or leverage against credit card receivable assets, in the current asset-backed securitization markets is far below pre-2008 levels. Considering this reality coupled with constraints on credit card asset returns in the U.S., we no longer market or maintain open credit card accounts in the U.S. We do believe, however, that our point-of-sale finance activities are generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue aggressive growth in this area.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. In 2010, we started offering floor-plan financing to this same group of dealers and finance companies. We purchase auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are collecting on portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities, as well as providing certain lending products in addition to our traditional loans secured by automobiles.

In August 2012, we sold to an unrelated third-party for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit and Other Investments segment. The sales price included (1) $119.7 million at closing, which included a $13.0 million note receivable that was subsequently paid and $10.0 million initially held in an indemnification-related escrow account that was released to us in cash on August 5, 2013, and (2) an additional $10.8 million in cash we received in the fourth quarter of 2012 upon the achievement of certain targets. For the year ended December 31, 2012, the results of these operations are reported within our income from discontinued operations category on our consolidated statements of operations.

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) the expansion of our point-of-sale finance products; (2) the acquisition of additional financial assets associated with our point-of-sale finance activities as well as the acquisition of receivables portfolios; (3) investments in other assets or businesses that are not necessarily financial services assets or businesses; (4) the repurchase of our convertible senior notes and other debt or our outstanding common stock; and (5) the servicing of receivables and related financial assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Twelve Months Ended December 31,		Increases (Decreases)
(In Thousands)	2013	2012	from 2012 to 2013
Total interest income	$69,521	$86,810	$(17,289)
Interest expense	(23,872)	(31,124)	7,252
Fees and related income on earning assets:
Fees on credit products	23,879	17,474	6,405
Changes in fair value of loans and fees receivable recorded at fair value	45,601	89,502	(43,901)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(19,423)	(30,150)	10,727
Rental revenue	19,759	—	19,759
Other	(707)	(7,620)	6,913
Other operating income:
Servicing income	8,218	16,233	(8,015)
Other income	3,394	2,487	907
Equity in income equity-method investees	8,437	9,288	(851)
Total	$134,807	$152,900	$(18,093)
Losses upon charge off of loans and fees receivable recorded at fair value	14,560	90,128	75,568
Provision for losses on loans and fees receivable recorded at net realizable value	29,678	16,770	(12,908)
Other operating expenses:
Salaries and benefits	17,832	18,313	481
Card and loan servicing	46,119	41,095	(5,024)
Marketing and solicitation	8,719	2,996	(5,723)
Depreciation	17,965	2,742	(15,223)
Other	22,713	24,687	1,974
Net (loss) income	(17,665)	24,132	(41,797)
Net (income) loss attributable to noncontrolling interests	(76)	319	(395)
Net (loss) income attributable to controlling interests	(17,741)	24,451	(42,192)
Income from discontinued operations before income tax	—	69,063	(69,063)

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our point-of-sale finance, credit card and auto finance receivables. The period-over-period declines are due to continued net liquidations of our credit card and auto finance receivables over the past year, offset to some extent, however, by continued growth in our point-of-sale finance products. Notwithstanding the period-over-period declines in our total interest income, we are currently experiencing growth in our point-of-sale finance products and to a lesser extent we are experiencing growth in our CAR receivables—growth which should cause us to experience net period over period growth in our total interest income within the next few quarters. Future periods' growth is also largely dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships. This growth will be delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations undergoes a product shift that is expected to result in the temporary suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. We anticipate this disruption will last into the second quarter and will result in slower growth for that quarter.

Interest expense. The decrease in interest expense is due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card receivables and auto finance receivables that serve as collateral for the facilities, and (2) the effects of our May 2012 repayment of substantially all of our 3.625% convertible senior notes as discussed in Note 11, “Convertible Senior Notes,” to our consolidated financial statements.  Given new borrowings as evidenced within Note 10, “Notes Payable,” to our consolidated financial statements, anticipated additional debt financing over the next few quarters, and the effects of our convertible senior notes issuance discount accretion in increasing monthly interest expense amounts in the future, we expect our 2014 quarterly interest expense to be slightly above those experienced in the current year.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•	The growth in rental revenue we experienced with the addition of our rent-to-own program, which began in earnest in the third quarter of 2013;

•	Our 2013 increases in fees on credit products, principally associated with billings on credit card accounts in the U.K.;

•
Our $2.4 million second quarter 2013 write off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011, such write off being the primary cause of the 2013 loss reflected in the "Other" category;

•	Our 2012 "Other" category losses principally being comprised of losses associated with our required consolidation of a small coal mining operation; and

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as addressed below.

As we continue to expand the rent-to-own product offerings, we expect to see continued increases in billings within the Rental revenue category, although we expect reduced growth in rental revenues during the second quarter of 2014 (when compared to the first quarter of 2014) due to shifts in our retail partner operations mentioned above. As for our fees on credit products category, which is primarily influenced by the level of our originated U.K. credit card receivables, we expect a diminishing level of fee income in 2014 due to currently planned marketing levels for that product offering. Further, given expected future net liquidations of our credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

Servicing income.  We earn servicing compensation by servicing loan portfolios for third parties (including our equity-method investees). In 2013, we entered into new servicing agreements with third parties, which resulted in higher 2013 servicing income compared to the prior year.  Offsetting the year over year increase is $10.0 million in reimbursements we received from a counterparty in the fourth quarter of 2012 to compensate us for excess costs we incurred for its benefit in servicing a credit card portfolio. However, unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience future quarterly declines relative to our 2013 servicing income level.

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to our credit card account closures and net credit card receivables portfolio liquidations. Absent portfolio acquisitions, we do not expect significant ancillary and interchange revenues in the future. Also included within our other income category are certain reimbursements we received in respect of one of our portfolios; these other income inclusions were negligible in 2012 and in the second quarter of 2013, but were more significant in the other quarters of 2013. This accounts for the respective year over year increases in other income.

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

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced year-over-year increases in this category between 2012 and 2013 due to the effects of initial elevated losses incurred on new credit product testing and more recently growth in our new installment lending product lines. For the foreseeable future with the exception of the second quarter of 2014 as mentioned above, we expect growth in new product receivables recorded at net realizable value to exceed any further liquidations of our auto finance receivables recorded at net realizable value. Accordingly, we expect increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume associated with our point-of-sale finance product offering (i.e., growth of new product receivables), rather than credit quality changes or deterioration. However, continued testing associated with our credit card product in the U.K. is expected to result in slightly higher provisions through the first quarter of 2014. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the year ended December 31, 2013 relative to the year ended December 31, 2012 reflect the following:

•	modestly lower 2013 salaries and benefits costs resulting from 2012 cost-cutting efforts, offset by modest increases required to grow our new credit product offerings;

•
card and loan servicing expenses that are higher in 2013 based on new product efforts, the cost of such efforts overshadowing the cost effects of continuing credit card and auto finance receivables portfolio liquidations;

•
increased depreciation in 2013 primarily associated with our rent-to-own program, totaling $16.1 million for the twelve months ended December 31, 2013 with no amounts in prior periods, offset, however, by an impairment charge in the third quarter of 2012 on certain fixed assets held by a small coal mining operation we are required to consolidate; and

•	increases in marketing and solicitation costs consistent with our aforementioned new product efforts.

A large portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our credit card and auto finance loans and fees receivable levels. This trend is reversing, however, because we are now experiencing net growth in our earning assets (including loans and fees receivable and rental merchandise) based principally on growth of our point-of-sale finance product offerings and to a lesser extent, growth within our CAR operations. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with growth in our point-of-sale finance operations and while it is relatively easy for us to scale back our variable expenses, it is much more difficult (to which we alluded above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the sufficiency of excess cash flows and earnings generated from our Auto Finance segment and those credit card portfolios that have repaid their underlying structured financing facilities and of liquidity we are able to obtain through debt and equity issuances, we may experience continuing pressure on our liquidity position and our ability to achieve profitability.

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

Income taxes. Computed considering results for only our continuing operations before income taxes, we experienced effective income tax benefit rates of 22.5% and 35.6% for the years ended December 31, 2013 and 2012, respectively.  Variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) intra-period tax allocations associated with our discontinued operations in 2012 as required under GAAP.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $3.1 million of potential interest and penalties associated with these uncertain tax positions during the year ended December 31, 2013, compared to $1.9 million during the year ended December 31, 2012. To the extent interest and penalties are not assessed as a result of resolution of an uncertain tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized $1.0 million of such reductions in each of the years ended December 31, 2013 and 2012.

Credit and Other Investments Segment

Our Credit and Other Investments segment includes our continuing activities relating to investments in and servicing of our point-of-sale finance products and our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure.

The types of revenues we earn from our products and services primarily include finance charges, the accretion of discounts associated with our point-of-sale finance installment loans or revolving credit offers, late fees, rental revenue, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. Also, while insignificant currently, revenues also have included credit card fees associated with (1) our sale of ancillary products such as memberships, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

We record (i) the finance charges, discount accretion and late fees assessed on our Credit and Other Investments segment credit products in the interest income - consumer loans, including past due fees category on our consolidated statements of operations, (ii) the rental revenue, over-limit, annual, activation, monthly maintenance, returned-check, cash advance and other fees in the fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our provision for losses on loans and fees receivable on our consolidated statements of operations (for all credit product receivables other than those for which we have elected the fair value option) and within losses upon charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

Depreciation associated with rental merchandise (totaling $16.1 million for the twelve months ended December 31, 2013)
for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations.

We historically have originated and purchased credit portfolios through subsidiary entities. Generally, if we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of equity-method investees category on our consolidated statements of operations.

Managed Receivables

We make various references within our discussion of the Credit and Other Investments segment to our managed receivables. In calculating managed receivables data, we include within managed receivables those receivables we manage for our consolidated subsidiaries, but we exclude from managed receivables any noncontrolling interest holders’ shares of the receivables. Additionally, we include within managed receivables only our economic share of the receivables that we manage for our equity-method investees.

Financial, operating and statistical data based on aggregate managed receivables are important to any evaluation of the performance of our credit portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables.  In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the portfolios.

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $0.1 million for the three months ended December 31, 2013, $3.9 million for the three months ended September 30, 2013, $1.7 million for the three months ended June 30, 2013, and $5.6 million for the three months ended March 31, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

We typically have purchased credit card receivables portfolios at substantial discounts. In our managed basis statistical data, we apply a portion of these discounts against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into total yield in our managed basis statistical data using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component and the accretable yield component of our acquisition discount based on actual and projected future results.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2013				2012
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$236,740	$248,584	$252,036	$263,265	$294,167	$326,557	$356,897	$401,394
Percent 30 or more days past due	12.5%	10.9%	9.2%	9.4%	10.0%	11.0%	9.9%	10.4%
Percent 60 or more days past due	9.2%	7.8%	6.3%	7.0%	7.2%	8.1%	6.9%	7.9%
Percent 90 or more days past due	6.4%	5.2%	4.3%	4.9%	5.1%	5.8%	4.6%	5.9%
Average managed receivables	$242,272	$246,147	$255,669	$277,457	$309,025	$340,628	$378,227	$438,601
Total yield ratio	33.3%	36.3%	31.8%	29.4%	15.7%	23.5%	24.2%	22.9%
Combined gross charge-off ratio	19.1%	14.6%	16.9%	18.5%	16.5%	15.3%	20.7%	53.9%
Adjusted charge-off ratio	15.2%	10.7%	12.2%	14.1%	12.7%	11.4%	15.1%	30.6%

Managed receivables. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given our closure largely in 2008 and 2009 of substantially all credit card accounts underlying the portfolios. Moreover, although we are marketing credit card accounts in the U.K., we have curtailed our U.S. credit card marketing efforts. Nevertheless, because of the rapid receivables growth we are experiencing and expect to continue to experience over the coming quarters (assuming sufficient capital) associated with our point-of-sale finance offerings, the rate of decline in our managed receivables levels fell significantly during 2013, and we now expect growth in our managed receivables levels over coming quarters. Future periods' growth is also largely dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships. This growth will be delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations undergoes a product shift that is expected to result in the temporary suspension of new account originations with us for our installment lending product. We anticipate this disruption will last into the second quarter and will result in declining managed receivables during that quarter.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” of this Report.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

Given that the vast majority of our credit card accounts have been closed and there has been no significant new activity for these accounts in the past several quarters, there have been year-over-year declines in our delinquency statistics of our credit card accounts relative to corresponding dates in prior years. This trend reversed in the fourth quarter of 2013 primarily due to growth in our point of sale finance operations which generally experience higher delinquency rates than those of our liquidating credit card portfolios. Additionally, our credit card originations in the U.K. have experienced higher than average delinquency rates as we continue to test these accounts. We also note, however, the effects on our first quarter 2012 delinquency and charge-off statistics of a unique transaction opportunity.  In that quarter, we sold for a total of $10.4 million, a price that we viewed as attractive, $44.0 million in face value of our 2007 non-U.S. acquired portfolio (the "Non-U.S. Acquired Portfolio") credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold.  These receivables had a GAAP carrying value of $9.8 million on the sale date, thereby rendering an insignificant gain upon their sale.  This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our March 31, 2012 managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of March 31 and June 30, 2012.  Given this acceleration, we experienced a slight increase in our delinquency rates as of September 30 and December 31, 2012, in part due to the aforementioned transaction, but also in part to the effects of higher delinquency rates associated with our ongoing credit card originations in the U.K.

We expect our point-of-sale finance and other new product offerings to become a larger component of our managed receivables base, given the acceleration of growth in these products. Further, we expect our delinquency rates to increase slightly as the risk profiles (and thus expected returns) for these receivables are higher than that experienced under our current mix of largely mature credit card receivables underlying closed credit card accounts. These delinquency rates will likely have a higher rate of increase during the second quarter of 2014 due to an overall decline in the managed receivables base as discussed above, coupled with prior period originations reaching peak chargeoff during the same period.

Combined gross charge-off ratio and Adjusted charge-off ratio . We generally charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due or 120 days past due for the point-of-sale finance product. For our rent-to-own products, we generally charge off receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we generally charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Certain of our prior originated credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these particular originated receivables relative to all of our other outstanding credit card receivables, all things being equal, one would expect reduced charge-off ratios for these receivables. However, this trend was muted to some degree simply due to a change in the mix of our receivable balances due to growth within our point-of-sale finance operations that have slightly higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with ongoing credit card origination efforts in the U.K.

Our combined and adjusted charge-off ratios were skewed higher during the first quarter of 2012 by reason of the unique transaction opportunity described in the Delinquencies section above. Since that quarter, however, we experienced a general trending decline in our quarterly charge-off ratios. Such ratios declined significantly in 2013 based largely on the longer weighted average age and maturity of our managed receivables portfolio. This trend reversed somewhat in the fourth quarter of 2013 due primarily to growth within our point-of-sale finance operations that have slightly higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with ongoing credit card origination efforts in the U.K.

In the next few quarters, we expect generally stable to perhaps modestly increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) modestly higher expected charge off rates on our rapidly growing new product offerings such as was experienced during the fourth quarter of 2013, offset by lower charge offs associated with ongoing credit card origination efforts in the U.K. due to reduced marketing levels associated with this product and (3) an overall decline in the managed receivables base as discussed above, coupled with prior period originations reaching peak chargeoff during the same period.

Total yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from certain higher-yielding credit card receivables that we originated prior to 2008. Those particular originated receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield ratios as well. Accordingly, we expect to see a slight generally trending decline in our total yield ratio consistent with disproportionate reductions in these particular originated receivables over the last several quarters due to their higher charge-off levels.  Our total yield ratio has been adversely affected over the past several quarters by our Non-U.S. Acquired Portfolio acquisition. Its total yields are below average compared to our other portfolios, and the rate of decline in receivables in this portfolio has lagged behind the rate of decline in receivables in our other portfolios, thus continuing to suppress our total yield ratio.

Notwithstanding the above, our generally declining total yield ratio trends have largely been reversed due to growth in our newer higher yielding products, including our point-of-sale finance product and our originated U.K. credit card products. While this growth has contributed to increases in our total yield ratio, we expect that general growth in our new product offerings will slow or even modestly reverse the trend of our declining charge-off rates as discussed above because we expect these accounts to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our new higher yielding products over the next few quarters and continued accretive effects of this growth on our total yield ratios.

Although we have seen generally improving total yield ratio trend-lines, our fourth quarter 2012 total yield ratio was depressed by a $5.5 million write-down of our investments in non-marketable debt and equity securities.  Absent this write-down, our total yield ratio would have been 22.9% in the fourth quarter of 2012.

Rental Merchandise
The following table presents certain trends associated with our merchandise leasing activities within our Credit and Other Investments segment (in thousands; percentages of total):

	At or for the three months ended
	2013
	Dec. 31	Sept. 30
Period-end rental merchandise	$28,849	$16,976
Period-end rental merchandise accounts	83	42
Average rental merchandise	$22,804	$8,493
Other income ratio	46.7%	38.1%

Average rental merchandise. Our merchandise leasing activities began in earnest during the third quarter of 2013, and prior to this quarter, we had no significant experience or trends with this particular type of product. Subject to the availability of capital on desirable terms, we expect significant ongoing quarterly growth in our rental merchandise activities in future quarters with the exception of the second quarter of 2014 due to the aforementioned disruption in new account originations. Our rental merchandise offerings comprise a significant part of our point-of-sale finance suite of products.

Other income ratio. The numerator of our other income ratio equals gross revenues associated with our leasing activities less depreciation of our rental merchandise. The denominator of our other income ratio equals average rental merchandise as disclosed in the tables above. Given the rapid growth in these operations, the timing of new account originations could significantly impact our quarterly ratios. Further, because of our limited history with our merchandise leasing activities as well as the expected disruptions in new account originations during the second quarter of 2014 discussed above, we are optimistic, but uncertain at this time, that our future quarters' other income ratios will continue at current levels.

Definitions of Financial, Operating and Statistical Measures
Total yield ratio. Represents an annualized fraction, the numerator of which includes all finance charge and late fee income billed on all outstanding receivables, plus credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, plus gains (or less losses) on debt repurchases and other activities within our Credit and Other Investments segment less any adjustments to finance and fee billings, and the denominator of which is average managed receivables.
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
Adjusted charge-off ratio. Represents an annualized fraction the numerator of which is the principal amount of losses, net of recoveries as adjusted to apply discount accretion related to the credit quality of acquired portfolios to offset a portion of the actual face amount of net charge offs, and the denominator of which is average managed receivables. (Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices has related to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the future cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.)
Other income ratio. Represents an annualized fraction, the numerator of which equals revenues associated with our leasing activities less depreciation of our rental merchandise and the denominator of which is average rental merchandise.

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

Collectively, as of December 31, 2013, we served more than 600 dealers through our Auto Finance segment in 37 states.

Managed Receivables Background

For reasons set forth previously within our Credit and Other Investments segment discussion, we also provide managed-receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to our GAAP financial statements requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable.

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2013				2012
	Dec 31.	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$63,491	$59,249	$60,706	$60,449	$64,158	$67,858	$72,886	$75,275
Percent 30 or more days past due	13.1%	12.3%	12.1%	10.0%	14.0%	13.3%	10.7%	8.3%
Percent 60 or more days past due	4.3%	4.2%	3.6%	3.6%	5.0%	5.4%	3.6%	3.3%
Percent 90 or more days past due	1.7%	1.6%	1.1%	1.5%	2.1%	2.4%	1.1%	1.6%
Average managed receivables	$61,263	$59,126	$60,359	$61,803	$65,065	$69,538	$75,877	$80,503
Total yield ratio	40.2%	41.0%	25.5%	40.9%	40.6%	38.1%	37.5%	36.1%
Combined gross charge-off ratio	4.0%	4.4%	4.1%	2.2%	6.4%	4.5%	4.9%	9.2%
Recovery ratio	1.6%	1.8%	2.2%	5.1%	3.5%	3.9%	4.7%	6.0%

Managed receivables.  Average managed receivables have gradually declined because we curtailed purchasing and origination activities within our ACC and JRAS operations prior to 2011 and those receivables have declined over time. For all of the periods set forth above, only CAR continues to purchase/originate loans, but until the second quarter of 2013, it had not done so at growth levels significant enough to offset the gradual liquidation of our ACC and JRAS portfolios’ managed receivables. ACC and JRAS managed receivables are substantially liquidated at this point, and we are beginning to see and expect stability in the level of our managed receivables with some growth as receivable purchase opportunities arise. Although we seek to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

Delinquencies.  Our ACC and JRAS receivables are substantially liquidated and are at relatively insignificant levels relative to our better performing CAR receivables, which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy accounted for our generally improving delinquency statistics through the end of the second quarter of 2012. Because the JRAS and ACC receivables are relatively insignificant, we do not expect any material further improvements in our delinquency statistics associated with further liquidations of these receivables. Delinquencies rose somewhat within our CAR receivables portfolio in the third and fourth quarters of 2012, primarily due to seasonal patterns and a slightly weakened market. These delinquency rates abated in 2013 although they were still slightly higher in the first and second quarters of 2013 than those experienced in the first and second quarters of 2012. In the first quarter of both years in particular, we saw the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.  Our delinquency rates declined in the third and fourth quarters of 2013 relative to the same period in the prior year, and the current levels we are experiencing more closely represent what we would expect going forward. We are not generally concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at the slightly elevated rates like we saw period over period in the first two quarters of this year, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against credit losses.

Total yield ratio.  With the exception of the second quarter of 2013, we have experienced a general trend-line of improving total yield ratios compared to prior year periods due in part to liquidation of the JRAS and ACC receivables, thereby causing the higher yielding CAR receivables to comprise a larger percentage of our average managed auto finance receivables. This increasing trend is generally expected to cease as the impact of the JRAS and ACC receivables are no longer a significant component of the overall pool of receivables and as such we expect this ratio to remain relatively stable throughout 2014. The significant decrease in the second quarter of 2013 was caused by the adverse effects of a $2.4 million write-off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011; excluding the impact of this write-off, our second quarter 2013 total yield ratio would have been 41.1% (and we would have had GAAP Auto Finance segment income during that quarter).

Combined gross charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries, and the denominator of which is average managed receivables.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our combined gross charge-off ratio has declined significantly. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower combined gross charge-off ratios. In the first quarter of 2013, we experienced larger than anticipated recovery sales associated with our former JRAS operations, which helped to improve our recovery ratio and combined gross charge-off ratio in that quarter.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but more importantly, we expect our recovery rate to fall gradually with the declining effects of ACC and JRAS on our operations; CAR experiences significantly lower charge offs and recoveries than we experienced with respect to ACC and JRAS.

Future Expectations

Our CAR operations continue to perform well in the current environment (achieving consistent profitability) and are expected to continue at current levels for the foreseeable future. Because ACC’s and JRAS’s receivables are now substantially liquidated, the history of negative effects of these operations on our Auto Finance segment results should be abated in future periods.  We continue to focus on growing our profitable CAR operations primarily from the addition of new branch operations in 2013, which we expect to add to this segment's profitability in 2014.

Liquidity, Funding and Capital Resources

As noted elsewhere in this Report, a decline in liquidity available to fund sub-prime credit card receivables at acceptable advance rates and terms (coupled to some degree with constraints on credit card asset returns in the U.S.) caused us to cease credit card marketing operations in the U.S. beginning in late 2007 and to close substantially all of our credit card accounts (other than those associated with our originated U.K. accounts). Until the third quarter of 2013, we experienced net liquidations of our managed receivables at faster rates than we were able to reduce our costs. This resulted from the significant level of fixed infrastructure costs that had built up to support our significant legacy credit card lending operations. Our infrastructure costs are still high now, and while we had in the past been focused on cost reduction, our primary focus now is on growing our point-of-sale finance offerings so that our revenues from these product offerings can cover our infrastructure costs and return us to profitability. In this regard, we experienced, for the first time in several years, growth in our earning assets (consisting of our managed receivables and rental merchandise) during the last two quarters of 2013, and we expect, subject to the availability of capital to us at acceptable pricing and terms, to continue to experience growth in future quarters. This growth will be delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations undergoes a product shift that is expected to result in the temporary suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. We anticipate this disruption will last into the second quarter and will result in slower growth for that quarter.

Accordingly, we expect our key challenges in the coming quarters to be (i) containing costs (as opposed to our recent focus on reducing expenses) and (ii) obtaining the funding necessary to meet capital needs required by the growth of our new product offerings and to cover our infrastructure costs until our new product offerings generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given that the next redemption date for the remaining $0.5 million outstanding balance on our 3.625% convertible senior notes is May 30, 2015 and the remaining $139.5 million outstanding balance on our 5.875% convertible senior notes is not due for repayment until 2035. As such, the only facilities that could represent near-term refunding or refinancing needs as of December 31, 2013 are those associated with the following notes payable in the amounts indicated (in millions):

Amortizing debt facility (expiring April 1, 2016) that is secured by certain receivables	$0.5
Revolving credit facility (expiring May 17, 2014) that is secured by the financial and operating assets of the entity	4.0
Amortizing debt facility (expiring April 20, 2015) that is secured by certain receivables	5.8
Amortizing debt facility (expiring September 11, 2014) that is secured by certain receivables	3.5
Amortizing debt facility (expiring December 15, 2014) that is secured by certain receivables	3.3
Amortizing debt facility (expiring July 15, 2015) that is secured by certain receivables	8.3
Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	8.2
Revolving credit facility (expiring October 4, 2014) that is secured by the financial and operating assets of our CAR operations	22.0
Total	$55.6

Further details concerning the above debt facilities are provided in Note 10, “Notes Payable,” and Note 11, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with the lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new product offering assets should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

While not representing a debt facility, we also note that there may be liquidity risks associated with our uncertain tax positions. Although we believe we are several years away from ultimate resolution, and possible settlement and payment, with respect to our uncertain tax positions, including those taken in the 2007 and 2008 years under audit by the Internal Revenue Service, it is possible that we may ultimately resolve one or more uncertain tax positions in a manner that results in a significant payment. Substantially all of our $55.3 million income tax liability at December 31, 2013 represents our liability accrued for uncertain tax positions.

At December 31, 2013, we had $50.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us affected by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the twelve months ended December 31, 2013 are as follows:

•
During the twelve months ended December 31, 2013, we used $26.9 million in cash flows from operations compared to generating $3.0 million of cash flows from operations during the twelve months ended December 31, 2012. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the twelve months ended December 31, 2013 relative to the same period in 2012, given diminished receivables levels, and (2) purchases of rental merchandise associated with our point-of-sale finance operations during the twelve months ended December 31, 2013, offset, however, by lower payments of accounts payable and accrued expenses in the twelve months ended December 31, 2013 relative to the same period in 2012.

•
During the twelve months ended December 31, 2013, we generated $49.7 million of cash through our investing activities, compared to generating $229.2 million of cash in investing activities during the twelve months ended December 31, 2012.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2013 based on the shrinking size of our liquidating credit card and auto finance receivable portfolios as well as the net proceeds received during the year ended December 31, 2012 from the sale of our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, offset by growth in our point-of-sale finance product as well as our U.K. originated credit card receivables.

•
During the twelve months ended December 31, 2013, we used $40.7 million of cash in financing activities, compared to our use of $309.4 million of cash in financing activities during the twelve months ended December 31, 2012. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Also impacting prior year results is the May 2012 repayment of $83.5 million of our 3.625% convertible senior notes upon the exercise of a then-existing noteholder put right, as well as our use of $82.5 million to repurchase 8,250,000 shares of our common stock at a purchase price of $10.00 per share in September 2012. Offsetting our 2013 use of cash in financing activities are borrowings associated with our new credit products.

We note that the $50.9 million in aggregate December 31, 2013 unrestricted cash referenced above represents the aggregate of all unrestricted cash held by our various business subsidiaries.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our point-of-sale finance activities as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 11, 2012, we are authorized as of December 31, 2013 to repurchase up to 9,627,918 shares of our common stock through June 30, 2014.

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

Valuation Allowances Against Net Deferred Tax Assets

Certain of our deferred tax assets relate to federal, foreign and state net operating losses, and the realization of our net deferred tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of these net operating loss carry-forwards. Our recorded tax benefits (or deferred tax assets) associated with net operating loss carry-forwards exceed our net deferred tax assets, and we provide valuation allowances against all of our net deferred tax assets because it is more likely than not that we will not be able to use our net operating losses to reduce future tax liabilities in applicable federal, foreign and state tax jurisdictions. To the extent we are able to realize recorded tax benefits associated with some or all of our net operating losses, our financial position could improve materially relative to that reported on our December 31, 2013 consolidated balance sheet.

Rental Merchandise

Our rental merchandise consists of consumer electronics and furniture that we initially record on our consolidated balance sheets at our cost. After our initial recording of the rental merchandise at cost, we reduce its carrying value for depreciation thereof. We typically depreciate our rental merchandise over contract rental periods, generally 12 months (monthly agreements) or 26 periods (bi-weekly agreements) under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers' use of the rental merchandise. Currently, we do not maintain any levels of rental merchandise beyond what actually has been rented to our customers under our contracts with them.

Revenue Recognition for Rental Merchandise

Our rent-to-own terms with our customers typically provide for 26, non-refundable, bi-weekly rental payments over a contract period of 12 months. Generally, the customer can take ownership of the merchandise by exercising a purchase option or making all required rental payments. We accrue periodic billed rental amounts (net of allowances for uncollectible billings) into revenues over the rental period to which the billed amounts relate, and we defer recognition in revenues of any advanced customer rental payments until the rental period in which they are properly recognizable under the terms of the contract. Additionally, we do not recognize a receivable for future periods' rental obligations due to us from our customers as our customers can terminate their rental agreements at any time with no further obligation to us, other than the return of rental merchandise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the Index to Financial Statements in Item 15, “Exhibits and Financial Statements Schedules.”
Management’s Report on Internal Control over Financial Reporting
Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Act Rules 13a-15(f)) for Atlanticus Holdings Corporation and our

subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (1992).
Based on our evaluation under the framework in Internal Control-Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 None.

ITEM 9A.	CONTROLS AND PROCEDURES
As of December 31, 2013, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2013. During the fourth quarter of our year ended December 31, 2013, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
This Annual Report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:
  1. Financial Statements

  2. Financial Statement Schedules
None.

  3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
2.1
Agreement for the sale and purchase of the entire issued share capital of Purpose UK Holdings Limited and certain shares in MEM Holdings Limited, dated December 31, 2010, among CCRT International Holdings B.V., Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation), Dollar Financial U.K. Limited and Dollar Financial Corp.
March 4, 2011, Form 10-K, exhibit 2.2
2.2
Asset Purchase Agreement, dated August 5, 2011, by and among Advance America, Cash Advance Centers, Inc., AAFA Acquisition, Inc., Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation), CCIP Corp. (formerly CompuCredit Intellectual Property Holdings Corp. II), Valued Services, LLC, Valued Services of Alabama, LLC, Valued Services of Colorado, LLC, Valued Services of Kentucky, LLC, Valued Services of Oklahoma, LLC, Valued Services of Mississippi, LLC, Valued Services of Tennessee, LLC, Valued Services of Wisconsin, LLC, Valued Services of Ohio, LLC, VS of Ohio, LLC, Valued Services of South Carolina, LLC, and VS of South Carolina, LLC
August 8, 2011, Form 8-K, exhibit 2.1
2.3	Membership Interest Purchase Agreement between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and JCAP Transitory Acquisition Sub, LLC	August 9, 2012, Form 10-Q, exhibit 2.1
3.1	Articles of Incorporation	June 8, 2009, Proxy Statement/Prospectus, Annex B
3.1(a)	Articles of Amendment to Articles of Incorporation	November 30, 2012, Form 8-K exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through November 30, 2012)	November 30, 2012, Form 8-K exhibit 3.2
4.1	Form of common stock certificate	July 7, 2009, Form 8-K, exhibit 3.3
4.2	Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	May 31, 2005, Form 8-K, exhibit 4.1
4.3	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.1
4.4	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1
4.5	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	2008 Equity Incentive Plan	April 16, 2008, Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	May 13, 2008, Form 8-K, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	May 13, 2008, Form 8-K, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	May 13, 2008, Form 8-K, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	May 13, 2008, Form 8-K, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	May 13, 2008, Form 8-K, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	May 13, 2008, Form 8-K, exhibit 10.7
10.3†	Amended and Restated Employee Stock Purchase Plan	April 16, 2008, Schedule 14A, Appendix B
10.4†	Amended and Restated Employment Agreement for Richard R. House, Jr.	December 29, 2008, Form 8-K, exhibit 10.4

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.5†	Amended and Restated Employment Agreement for David G. Hanna	December 29, 2008, Form 8-K, exhibit 10.1
10.6†	Amended and Restated Employment Agreement for Richard W. Gilbert	December 29, 2008, Form 8-K, exhibit 10.3
10.7†	Employment Agreement for Jeffrey A. Howard	Filed herewith
10.8†	Employment Agreement for William R. McCamey	Filed herewith
10.9†	Outside Director Compensation Package	November 12, 2013, Form 10-Q, exhibit 10.1
10.10	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and Atlanticus Services Corporation (formerly CompuCredit Corporation)	November 14, 2000, Form 10-Q, exhibit 10.1
10.10 (a)	First Amendment to Master Indenture dated as of September 7, 2000	November 14, 2000, Form 10-Q, exhibit 10.1(a)
10.10 (b)	Second Amendment to Master Indenture dated as of April 1, 2001	March 1, 2004, Form 10-K, exhibit 10.9(b)
10.10 (c)	Third Amendment to Master Indenture dated as of March 18, 2002	March 1, 2004, Form 10-K, exhibit 10.9(c)
10.10 (d)	Form of Indenture Supplement.	November 22, 2000, Form 10-Q/A, exhibit 10.1(b)
10.10 (e)	Amended and Restated Series 2004-One Indenture Supplement, dated March 1, 2010, to the Master Indenture	June 25, 2010, Form 8-K/A, exhibit 10.2
10.10 (f)
Transfer and Servicing Agreement, dated as of July 14, 2000, among CCFC Corp. (formerly CompuCredit Funding Corp.),
Atlanticus Services Corporation (formerly CompuCredit Corporation), CompuCredit Credit Card Master Note Business Trust and The Bank of New York
March 24, 2003, Form 10-K, exhibit 10.11
10.10 (g)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000	November 14, 2000, Form 10-Q, exhibit 10.2(a)
10.10 (h)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.10 (i)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001	March 1, 2004, Form 10-K, exhibit 10.10(c)
10.10 (j)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001	March 1, 2004, Form 10-K, exhibit 10.10(d)
10.10 (k)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002	March 1, 2004, Form 10-K, exhibit 10.10(e)
10.10 (l)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003	March 1, 2004, Form 10-K, exhibit 10.10(f)
10.10 (m)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003	March 1, 2004, Form 10-K, exhibit 10.10(g)
10.10 (n)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004	March 2, 2006, Form 10-K, exhibit 10.10(o)
10.10 (o)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005	March 2, 2006, Form 10-K, exhibit 10.10(p)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings unless Otherwise Indicated (1)
10.11
Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CCFC Corp. (formerly CompuCredit Funding Corp.), Atlanticus Services Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust
June 25, 2010, Form 8-K/A, exhibit 10.1
10.12	Share Lending Agreement	November 22, 2005, Form 8-K, exhibit 10.1
10.12(a)	Amendment to Share Lending Agreement	March 6, 2012, Form 10-K, exhibit 10.12(a)
10.13	Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007	August 1, 2007, Form 10-Q, exhibit 10.1
10.13(a)	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC	August 1, 2007, Form 10-Q, exhibit 10.2
10.13(b)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC	August 1, 2007, Form 10-Q, exhibit 10.3
10.13(c)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation	August 1, 2007, Form 10-Q, exhibit 10.4
10.13(d)
Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CIAC Corporation (formerly CompuCredit International Acquisition Corporation)
August 1, 2007, Form 10-Q, exhibit 10.5
10.13(e)	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007	August 1, 2007, Form 10-Q, exhibit 10.6
10.13(f)
Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CIAC Corporation (formerly CompuCredit International Acquisition Corporation), Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas
August 1, 2007, Form 10-Q, exhibit 10.7
10.14	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings unless Otherwise Indicated (1)
10.15	Loan and Security Agreement, dated October 4, 2011 among CARS Acquisition LLC, et al and Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.15(a)	First Amendment to Loan and Security Agreement	August 13, 2013, Form 10-Q, exhibit 10.1
10.15(b)	Second Amendment and Joinder to Loan and Security Agreement	August 13, 2013, Form 10-Q, exhibit 10.2
10.15(c)	Third Amendment to Loan and Security Agreement	Filed herewith
10.15(d)	Fourth Amendment to Loan and Security Agreement	Filed herewith
10.15(e)	Agreement by Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) in favor of Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.

(1)
Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

Report of Independent Public Accounting Firm
The Board of Directors
Atlanticus Holdings Corporation
We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlanticus Holdings Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Atlanta, Georgia
March 28, 2014

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2013	December 31, 2012

Assets
Unrestricted cash and cash equivalents	$50,873	$67,915
Restricted cash and cash equivalents	18,871	12,921
Loans and fees receivable:
Loans and fees receivable, net (of $13,258 and $8,274 in deferred revenue and $24,214 and $11,151 in allowances for uncollectible loans and fees receivable at December 31, 2013 and December 31, 2012, respectively)	97,208	69,625
Loans and fees receivable, at fair value	12,080	20,378
Loans and fees receivable pledged as collateral under structured financings, at fair value	88,132	133,595
Rental merchandise, net of depreciation	28,849	—
Property at cost, net of depreciation	8,937	7,192
Investments in equity-method investees	35,134	37,756
Deposits	1,908	16,397
Prepaid expenses and other assets	10,243	14,647
Total assets	$352,235	$380,426
Liabilities
Accounts payable and accrued expenses	$48,625	$38,596
Notes payable, at face value	56,740	26,747
Notes payable associated with structured financings, at fair value	94,523	140,127
Convertible senior notes	95,934	95,335
Income tax liability	55,255	60,434
Total liabilities	351,077	361,239
Commitments and contingencies (Note 12)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,594,325 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2013; and 15,509,179 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2012	—	—
Additional paid-in capital	210,315	211,122
Accumulated other comprehensive loss	(737)	(1,154)
Retained deficit	(208,414)	(190,673)
Total shareholders’ equity	1,164	19,295
Noncontrolling interests	(6)	(108)
Total equity	1,158	19,187
Total liabilities and equity	$352,235	$380,426

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Twelve Months Ended December 31,
	2013	2012
Interest income:
Consumer loans, including past due fees	$69,265	$85,801
Other	256	1,009
Total interest income	69,521	86,810
Interest expense	(23,872)	(31,124)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	45,649	55,686
Fees and related income on earning assets	69,109	69,206
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(14,560)	(90,128)
Provision for losses on loans and fees receivable recorded at net realizable value	(29,678)	(16,770)
Net interest income, fees and related income on earning assets	70,520	17,994
Other operating income:
Servicing income	8,218	16,233
Other income	3,394	2,487
Equity in income of equity-method investees	8,437	9,288
Total other operating income	20,049	28,008
Other operating expense:
Salaries and benefits	17,832	18,313
Card and loan servicing	46,119	41,095
Marketing and solicitation	8,719	2,996
Depreciation	17,965	2,742
Other	22,713	24,687
Total other operating expense	113,348	89,833
Loss on continuing operations before income taxes	(22,779)	(43,831)
Income tax benefit	5,114	15,609
Loss on continuing operations	(17,665)	(28,222)
Discontinued operations:
Income from discontinued operations before income taxes	—	69,063
Income tax expense	—	(16,709)
Income from discontinued operations	—	52,354
Net (loss) income	(17,665)	24,132
Net loss (income) attributable to noncontrolling interests in continuing operations	(76)	319
Net (loss) income attributable to controlling interests	$(17,741)	$24,451
Loss on continuing operations attributable to controlling interests per common share—basic	$(1.29)	$(1.45)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(1.29)	$(1.45)
Income from discontinued operations attributable to controlling interests per common share—basic	$—	$2.72
Income from discontinued operations attributable to controlling interests per common share—diluted	$—	$2.71
Net (loss) income attributable to controlling interests per common share—basic	$(1.29)	$1.27
Net (loss) income attributable to controlling interests per common share—diluted	$(1.29)	$1.26

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2013	2012
Net (loss) income	$(17,665)	$24,132
Other comprehensive (loss) income:
Foreign currency translation adjustment	562	1,147
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	—	(19)
Income tax expense related to other comprehensive income	(145)	(25)
Comprehensive (loss) income	(17,248)	25,235
Comprehensive (income) loss attributable to noncontrolling interests in continuing operations	(76)	319
Comprehensive (loss) income attributable to controlling interests	$(17,324)	$25,554

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Years Ended December 31, 2013 and 2012
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	31,997,581	—	294,246	(187,615)	(2,257)	(28,257)	211	76,328
Use of treasury stock for stock-based compensation plans	(118,277)	—	(944)	5,169	—	(4,225)	—	—
Compensatory stock issuances	199,777	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	320	—	—	—	—	320
Purchase of treasury stock	—	—	—	(196)	—	—	—	(196)
Redemption and retirement of shares	(16,569,902)	—	(82,500)	182,642	—	(182,642)	—	(82,500)
Net income	—	—	—	—	—	24,451	(319)	24,132
Foreign currency translation adjustment, net of tax	—	—	—	—	1,103	—	—	1,103
Balance at December 31, 2012	15,509,179	$—	$211,122	$—	$(1,154)	$(190,673)	$(108)	$19,187
Compensatory stock issuances	465,664	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	26	26
Amortization of deferred stock-based compensation costs	—	—	589	—	—	—	—	589
Redemption and retirement of shares	(380,518)	—	(1,396)	—	—	—	—	(1,396)
Net loss	—	—	—	—	—	(17,741)	76	(17,665)
Foreign currency translation adjustment, net of tax	—	—	—	—	417	—	—	417
Balance at December 31, 2013	15,594,325	$—	$210,315	$—	$(737)	$(208,414)	$(6)	$1,158

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2013	2012
Operating activities
Net (loss) income	$(17,665)	$24,132
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of rental merchandise	16,146	—
Depreciation, amortization and accretion, net	1,553	2,574
Losses upon charge off of loans and fees receivable recorded at fair value	27,843	90,128
Provision for losses on loans and fees receivable	29,678	19,343
Interest expense from accretion of discount on convertible senior notes	600	2,428
Income from accretion of discount associated with receivables purchases	(29,907)	(29,963)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(26,178)	(59,352)
Income from equity-method investments	(8,437)	(9,288)
Net gain on sale of subsidiary operations	—	(57,341)
Other non-cash adjustments to income	159	1,931
Changes in assets and liabilities, exclusive of business acquisitions:
(Increase) decrease in uncollected fees on earning assets	(2,466)	19,398
(Decrease) increase in income tax liability	(5,277)	737
Decrease (increase) in deposits	14,489	(13,429)
(Increase) decrease in prepaid expenses	(43)	9,695
Increase (decrease) in accounts payable and accrued expenses	9,480	(3,501)
Additions to rental merchandise	(44,996)	—
Other	8,165	5,492
Net cash (used in) provided by operating activities	(26,856)	2,984
Investing activities
(Increase) decrease in restricted cash	(5,948)	9,611
Investment in equity-method investees	(3,750)	(1,354)
Proceeds from equity-method investees	15,746	23,808
Investments in earning assets	(196,903)	(197,330)
Proceeds from earning assets	244,057	298,009
Investments in subsidiaries	—	(3,514)
Proceeds from sale of subsidiary	—	102,191
Purchases and development of property, net of disposals	(3,487)	(2,186)
Net cash provided by investing activities	49,715	229,235
Financing activities
Noncontrolling interests contributions, net	26	—
Purchase of outstanding stock subject to tender offer	—	(82,500)
Purchase and retirement of outstanding stock	(1,396)	(196)
Proceeds from borrowings	48,981	21,280
Repayment of borrowings	(88,326)	(247,983)
Net cash used in financing activities	(40,715)	(309,399)
Effect of exchange rate changes on cash	814	182
Net decrease in unrestricted cash	(17,042)	(76,998)
Unrestricted cash and cash equivalents at beginning of period	67,915	144,913
Unrestricted cash and cash equivalents at end of period	$50,873	$67,915
Supplemental cash flow information
Cash paid for interest	$23,208	$28,959
Net cash income tax payments	$163	$49
Supplemental non-cash information
Issuance of stock options and restricted stock	$1,512	$559
Notes payable associated with capital leases	$155	$182

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control. We are primarily focused on providing financial services. Through our subsidiaries, we offer an array of financial products and services to a market largely represented by credit risks that regulators classify as “sub-prime.” As discussed further below, we reflect our continuing business lines within two reportable segments:  Credit and Other Investments; and Auto Finance. See also Note 4, “Segment Reporting,” for further details.

On November 28, 2012, we announced a change in our name from CompuCredit Holdings Corporation to Atlanticus Holdings Corporation, and we changed our NASDAQ ticker symbol from “CCRT” to “ATLC.”  The name change became effective on November 30, 2012.  Our common stock began trading under our new ticker symbol on December 3, 2012.

Within our Credit and Other Investments segment, we offer point-of-sale financing whereby we partner with retailers and service providers to provide credit to their customers for the purchase of goods and services or rental of merchandise to their customers under rent-to-own arrangements.
These services are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second look" credit service in various industries across the United States (“U.S.”). Using our infrastructure and technology platform, we also provide loan servicing activities, including underwriting, marketing, customer service and collections operations for third parties.
Also within this segment, we continue to collect on portfolios of credit card receivables underlying now-closed credit card accounts. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. The only open credit card accounts underlying our credit card receivables are those we generate through our credit card products in the United Kingdom ("U.K.").  Some of our portfolios of credit card receivables underlying now-closed accounts are encumbered by non-recourse structured financings, and for these portfolios our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolios are insufficient to allow for full repayment of the financings. We also report within our Credit and Other Investments segment the income earned from investments in two equity-method investees—one that holds credit card receivables for which we are the servicer and another that holds structured financing notes underlying credit card receivables for which we are the servicer.
Lastly, through our Credit and Other Investments segment, we engage in testing and limited investment activities in ancillary finance, technology and other products as we seek to capitalize on our expertise and infrastructure.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. We purchase auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we manage portfolios of auto finance receivables that we previously originated through franchised and independent auto dealers in connection with prior business activities, as well as provide additional lending products, such as floor plan financing and additional installment lending products to certain dealers.

In August 2012, we sold to an unrelated third-party for $130.5 million our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, the credit card receivables (and underlying activities) of which were historically reflected within our Credit and Other Investments segment. The sales price included (1)$119.7 million at closing, which included a $13.0 million note receivable that was subsequently paid and $10.0 million initially held in an indemnification-related escrow account that was released to us in cash on August 5, 2013, and (2) an additional $10.8 million in cash we received in the fourth quarter of 2012 upon the achievement of certain targets. For the year ended December 31, 2012, the results of these operations are reported within our income from discontinued operations category on our consolidated statements of operations. We had no assets that were held for sale as of December 31, 2013 or December 31, 2012.

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

Restricted Cash

Restricted cash as of December 31, 2013 and 2012 includes certain collections on loans and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, net; (2) loans and fees receivable, at fair value; and (3) loans and fees receivable pledged as collateral under structured financings, at fair value.

Loans and Fees Receivable, Net.  Our loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with (a) originated U.K. credit cards and U.S. point-of-sale financing and other credit products currently being marketed within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations.  Our Credit and Other Investments segment loans and fees receivable generally are unsecured, while our Auto Finance segment loans and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title.

As applicable, we show loans and fees receivable net of both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”). For example, our point-of-sale and auto finance loans and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of loan discounts which we recognize over the life of each loan.

For our loans and fees receivable carried at net realizable value (i.e., as opposed to those carried at fair value), we determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary.

Components of our aggregated categories of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2012	Additions	Subtractions	Sale of Assets	Balance at December 31, 2013
Loans and fees receivable, gross	$89.1	$255.3	$(209.7)	—	$134.7
Deferred revenue	(8.3)	(34.9)	29.9	—	(13.3)
Allowance for uncollectible loans and fees receivable	(11.2)	(29.7)	16.7	—	(24.2)
Loans and fees receivable, net	$69.6	$190.7	$(163.1)	$—	$97.2
	Balance at December 31, 2011	Additions	Subtractions	Sale of Assets	Balance at December 31, 2012
Loans and fees receivable, gross	$119.3	$178.7	$(190.3)	$(18.6)	$89.1
Deferred revenue	(8.0)	(26.5)	26.2	—	(8.3)
Allowance for uncollectible loans and fees receivable	(14.7)	(19.4)	19.3	3.6	(11.2)
Loans and fees receivable, net	$96.6	$132.8	$(144.8)	$(15.0)	$69.6

As of December 31, 2013 and December 31, 2012, the weighted average remaining accretion periods for the $13.3 million and $8.3 million, respectively, of deferred revenue reflected in the above tables were 12 months and 13 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Twelve Months Ended December 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Provision for loan losses	(16.3)	(0.3)	(13.1)	(29.7)
Charge offs	9.5	3.6	5.6	18.7
Recoveries	(0.2)	(1.6)	(0.2)	(2.0)
Balance at end of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Loans and fees receivable:
Loans and fees receivable, gross	$21.9	$63.5	$49.3	$134.7
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$—	$0.2
Loans and fees receivable collectively evaluated for impairment	$21.9	$63.3	$49.3	$134.5

For the Twelve Months Ended December 31, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.0)	$(8.4)	$(2.3)	$(14.7)
Provision for loan losses (includes $2.6 million of provision netted within income from discontinued operations)	(14.6)	1.0	(5.8)	(19.4)
Charge offs	11.2	7.6	4.7	23.5
Recoveries	(0.8)	(3.3)	(0.1)	(4.2)
Sale of assets	3.6	—	—	3.6
Balance at end of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Loans and fees receivable:
Loans and fees receivable, gross	$7.2	$64.2	$17.7	$89.1
Loans and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans and fees receivable collectively evaluated for impairment	$7.2	$64.2	$17.7	$89.1

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	December 31, 2013	December 31, 2012
Current loans receivable	$103.3	$71.4
Current fees receivable	6.0	0.8
Delinquent loans and fees receivable	25.4	16.9
Loans and fees receivable, gross	$134.7	$89.1

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable. We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due. We generally charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due or 120 days past due for the point-of-sale finance product. For our rent-to-own products, we generally charge off receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we generally charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing.  An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of December 31, 2013 and December 31, 2012 is as follows:

Balance at December 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$1.6	$5.6	$2.5	$9.7
60-89 days past due	1.9	1.7	2.2	5.8
90 or more days past due	5.6	1.1	3.2	9.9
Delinquent loans and fees receivable, gross	9.1	8.4	7.9	25.4
Current loans and fees receivable, gross	12.8	55.1	41.4	109.3
Total loans and fees receivable, gross	$21.9	$63.5	$49.3	$134.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.1	$3.2	$3.3

Balance at December 31, 2012	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.7	$5.4	$0.6	$6.7
60-89 days past due	1.0	2.0	0.5	3.5
90 or more days past due	4.2	1.6	0.9	6.7
Delinquent loans and fees receivable, gross	5.9	9.0	2.0	16.9
Current loans and fees receivable, gross	1.3	55.2	15.7	72.2
Total loans and fees receivable, gross	$7.2	$64.2	$17.7	$89.1
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.5	$0.9	$1.4

Loans and Fees Receivable, at Fair Value.  Both categories of our loans and fees receivable held at fair value represent receivables underlying credit card securitization trusts that are consolidated onto our consolidated balance sheet, some portfolios of which are unencumbered (those labeled loans and fees receivables, at fair value) and some of which are still encumbered under structured financing facilities (those labeled loans and fees receivable pledged as collateral under structured financings, at fair value). Further details concerning our loans and fees receivable held at fair value are presented within Note 7, “Fair Values of Assets and Liabilities.”

Deposits

Deposits include various amounts required to be maintained with our landlords, third-party issuing and other banking relationships and retail electronic payment network providers associated with our ongoing credit card efforts in the U.K.  Also included in our December 31, 2012 balance is $10.0 million held in escrow following the closing date of the sale of our Investments in Previously Charged-Off Receivables segment, including its balance transfer card operations, to satisfy certain indemnification provisions. This amount was received from escrow and included in unrestricted cash as of December 31, 2013.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. These prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) deferred loan costs associated with our convertible senior note issuances and certain notes receivable and (3) ongoing deferred costs associated with service contracts.

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

We periodically review our property to determine if it is impaired, and we experienced no material impairments in 2013. For 2012 we experienced no material impairments other than those associated with an Alabama start-up coal strip mine operation that has now ceased mining operations.

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

 Rental Merchandise, Net of Depreciation
Our rental merchandise consists of consumer electronics and furniture that we initially record on our consolidated balance sheets at our cost. After our initial recording of the rental merchandise at cost, we reduce its carrying value for depreciation thereof. We typically depreciate our rental merchandise over contractual rental periods, generally 12 months (monthly agreements) or 26 periods (bi-weekly agreements) under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers' use of the merchandise. Currently, we do not maintain any levels of rental merchandise beyond what actually has been rented to our customers under our contracts with them. We include a "Rental revenue" line item within our table below detailing our fees and related income on earning assets category on our consolidated statements of operations. Depreciation associated with our rental merchandise totaled $16.1 million for the twelve months ended December 31, 2013 with no amounts in prior periods.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) fees associated with our credit products, including the receivables underlying our U.S. point-of-sale finance activities, and our credit card receivables; (2) changes in the fair value of loans and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; (4) revenues associated with rent payments on rental merchandise; and (5) (losses) gains associated with our investments in securities.

The following summarizes our revenue recognition policies for the revenue from our rent-to-own program. Our rent-to-own terms with our customers typically provide for 26, non-refundable, bi-weekly rental payments over a contract period of 12 months. Generally, the customer can take ownership of the merchandise by exercising a purchase option or making all required rental payments. We accrue periodic billed rental amounts (net of allowances for uncollectible billings) into revenues over the rental period to which the billed amounts relate, and we defer recognition in revenues of any advanced customer rental payments until the rental period in which they are properly recognizable under the terms of the contract. Additionally, we do not recognize a receivable for future periods' rental obligations due to us from our customers; our customers can terminate their rental agreements at any time with no further obligation to us, other than the return of rental merchandise. We include billed rental receivable amounts (net of allowances for uncollectible billings) within our loans and fees receivable, net consolidated balance sheet category.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	Twelve months ended December 31,
	2013	2012
Fees on credit products	$23,879	$17,474
Changes in fair value of loans and fees receivable recorded at fair value	45,601	89,502
Changes in fair value of notes payable associated with structured financings recorded at fair value	(19,423)	(30,150)
Rental revenue	19,759	—
Other	(707)	(7,620)
Total fees and related income on earning assets	$69,109	$69,206

The above changes in fair value of loans and fees receivable recorded at fair value category excludes the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 7, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations. Included within our Other category above during the twelve months ended December 31, 2013 is a $2.4 million write-off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011.

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

Marketing and Solicitation Expenses

We generally expense product solicitation costs, including printing, credit bureaus, list processing, telemarketing, postage and Internet marketing fees, as we incur these costs or expend resources.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after December 31, 2013, and based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Discontinued Operations

In August 2012, we sold our Investments in Previously Charged-Off Receivables segment along with our balance transfer card operations. Accordingly, their results of operations are shown as discontinued operations within our consolidated statements of operations for all periods presented. Key components of discontinued operations on our consolidated statements of operations are as follows for the year ended December 31, 2012:

Twelve months ended December 31, 2012
Net interest income, fees and related income on earning assets	$37,137
Other operating expense	(25,415)
Gain on sale of assets	57,341
Income before income taxes	69,063
Income tax expense	(16,709)
Net income	$52,354
Net income attributable to noncontrolling interests	$—

4.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments; and Auto Finance. Due to the August 2012 sale of our Investments in Previously Charged-Off Receivables segment, we have eliminated segment reporting for our former Investments in Previously Charged-Off Receivables segment.  Additionally, we have renamed our Credit Cards and Other Investments segment as the Credit and Other Investments segment to encompass ancillary investments and product offerings that are largely start-up in nature and do not qualify for separate segment reporting.  All prior period data have been reclassified to this new current period presentation.

As of both December 31, 2013 and December 31, 2012, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2013 and 2012 revenues were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Twelve months ended December 31, 2013	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$46,050	$23,215	$69,265
Other	139	117	256
Total interest income	46,189	23,332	69,521
Interest expense	(22,470)	(1,402)	(23,872)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$23,719	$21,930	$45,649
Fees and related income (loss) on earning assets	$71,286	$(2,177)	$69,109
Servicing income	$7,411	$807	$8,218
Depreciation of rental merchandise	(16,146)	—	(16,146)
Equity in income of equity-method investees	$8,437	$—	$8,437
(Loss on) income from continuing operations before income taxes	$(25,294)	$2,515	$(22,779)
Income tax benefit (expense)	$6,349	$(1,235)	$5,114
Total assets	$292,748	$59,487	$352,235

Twelve months ended December 31, 2012	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$61,423	$24,378	$85,801
Other	740	269	1,009
Total interest income	62,163	24,647	86,810
Interest expense	(25,472)	(5,652)	(31,124)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$36,691	$18,995	$55,686
Fees and related income on earning assets	$67,935	$1,271	$69,206
Servicing income	$15,438	$795	$16,233
Depreciation of rental merchandise	—	—	—
Equity in income of equity-method investees	$9,288	$—	$9,288
(Loss on) income from continuing operations before income taxes	$(46,666)	$2,835	$(43,831)
Income tax benefit (expense)	$17,989	$(2,380)	$15,609
Total assets	$316,511	$63,915	$380,426

5.	Shareholders' Equity

Retired Shares

Pursuant to a tender offer in September 2012, we repurchased 8,250,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate cost of $82.5 million.  These shares were retired contemporaneously with the closing of the tender offer. Additionally, during the three months ended March 31, 2012, we retired all of our common stock held in treasury, thereby resulting in a $182.6 million charge to retained deficit in that period.

Prior to the retirement of common stock held in treasury during the three months ended March 31, 2012, we periodically reissued such shares to satisfy exercised options and vested restricted stock.  We reissued 154,815 of such shares at gross costs of $5.2 million during the three months ended March 31, 2012. Also prior to the retirement of common stock held in treasury during the three months ended March 31, 2012, we effectively repurchased treasury shares by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for payment of required minimum tax withholdings. Such repurchases totaled 36,538 shares during the three months ended March 31, 2012 at gross costs of $0.2 million.

During the year ended December 31, 2013, we repurchased and contemporaneously retired 380,518 shares of our common stock at an aggregate cost of $1.4 million.

We had 1,672,656 loaned shares outstanding at December 31, 2013, which were originally lent in connection with our November 2005 issuance of convertible senior notes.

6.	Investments in Equity-Method Investees

Our equity-method investments outstanding at December 31, 2013 consist of our 66.7% interest (50.0% interest as of December 31, 2012) in a joint venture formed to purchase a credit card receivable portfolio and our 50.0% interest in a joint venture that was formed to purchase the outstanding notes issued out of our Non-U.S. Acquired Portfolio.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	December 31, 2013	December 31, 2012
Loans and fees receivable pledged as collateral under structured financings, at fair value	$35,241	$53,375
Investments in non-marketable debt securities, at fair value	$36,158	$46,564
Total assets	$74,145	$114,375
Notes payable associated with structured financings, at fair value	$12,125	$29,279
Total liabilities	$12,251	$29,558
Members’ capital	$61,894	$84,817

	Twelve months ended December 31,
	2013	2012
Net interest income, fees and related income on earning assets	$15,105	$20,815
Total other operating income	$109	$1,188
Net income	$13,439	$19,174
Net income attributable to our equity investment in investee	$8,437	$9,288

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

The above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	December 31, 2013	December 31, 2012
Investments in non-marketable debt securities, at fair value	$36,158	$46,564
Total assets	$36,770	$47,125
Total liabilities	$—	$—
Members’ capital	$36,770	$47,125

	Twelve months ended December 31,
	2013	2012
Net interest income, fees and related income on earning assets	$7,404	$2,348
Net income	$7,358	$2,292
Net income attributable to our equity investment in investee	$3,679	$1,146

As noted in Note 10, “Notes Payable,” notes payable with a fair value of $36.2 million correspond with the $36.2 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2013 and December 31, 2012 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2013 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$94,579	$92,924
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,284
Loans and fees receivable, at fair value	$—	$—	$12,080	$12,080
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$88,132	$88,132

Assets – As of December 31, 2012 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$76,384	$65,198
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,427
Loans and fees receivable, at fair value	$—	$—	$20,378	$20,378
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$133,595	$133,595

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

(2)
We do not disclose fair value for this portion of our loans and fees receivable, net because it is not practicable to do so.  These loans and fees receivable consist of a variety of receivables that are largely start-up in nature and for which we have neither sufficient history nor a comparable peer group from which we can calculate fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our loans and fees receivable included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the twelve months ended December 31, 2013 and December 31, 2012:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2013	$20,378	$133,595	$153,973
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	38,066	38,066
Net revaluations of loans and fees receivable, at fair value	7,535	—	7,535
Settlements, net	(15,833)	(83,727)	(99,560)
Impact of foreign currency translation	—	198	198
Net transfers in and/or out of Level 3	—	—	—
Balance at December 31, 2013	$12,080	$88,132	$100,212
Balance at January 1, 2012	$28,226	$238,763	$266,989
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	77,083	77,083
Net revaluations of loans and fees receivable, at fair value	12,419	—	12,419
Settlements, net	(23,770)	(181,964)	(205,734)
Impact of foreign currency translation	—	3,216	3,216
Net transfers between categories	3,503	(3,503)	—
Net transfers in and/or out of Level 3	—	—	—
Balance at December 31, 2012	$20,378	$133,595	$153,973

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$12,080	Discounted cash flows	Gross yield	23.7%
			Principal payment rate	3.5%
			Expected credit loss rate	14.6%
			Servicing rate	14.0%
			Discount rate	15.9%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$88,132	Discounted cash flows	Gross yield	17.0% to 27.5% (23.4%)
			Principal payment rate	1.7% to 3.2% (2.6%)
			Expected credit loss rate	9.9% to 18.0% (14.9%)
			Servicing rate	9.4% to 11.8% (10.3%)
			Discount rate	15.9% to 16.2% (16.0%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2013 and December 31, 2012 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$22,000	$22,000
ACC amortizing debt facility	$—	$—	$928	$928
Amortizing debt facility	$—	$—	$21,411	$21,411
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$8,245	$8,245
5.875% convertible senior notes	$—	$57,007	$—	$95,484
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$97	$—	$97
Economic sharing arrangement liability	$—	$—	$354	$354
Notes payable associated with structured financings, at fair value	$—	$—	$94,523	$94,523

Liabilities - As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$20,000	$20,000
ACC amortizing debt facility	$—	$—	$3,896	$3,896
Revolving credit facility	$—	$—	$1,456	$1,456
U.K. credit card accounts revolving credit facility	$—	$—	$1,213	$1,213
5.875% convertible senior notes	$—	$55,787	$—	$94,885
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$175	$—	$175
Economic sharing arrangement liability	$—	$—	$815	$815
Notes payable associated with structured financings, at fair value	$—	$—	$140,127	$140,127

For our material notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.  Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” See Note 10, “Notes Payable,” for further discussion on our notes payable.  For our 5.875%  Convertible Senior Notes, we assess fair value based upon the most recent trade data available from third-party providers.  For our interest rate swap, into which we entered in March 2012, we assess fair value based on quotes for an identically termed swap arrangement at the end of each measurement period from a third-party provider.  The interest rate swap effectively fixes our interest rate to 4.75% from LIBOR plus 4.0% for $20.0 million of the underlying CAR facility.  Additionally, through an agreement with our now-divested Investments in Previously Charged-Off Receivables segment, we are obligated to remit net cash flows associated with certain balance transfer card receivables that we retained subsequent to the sale of the entity.  We assess the fair value of this obligation based on the present value of future cash flows using a valuation model of expected cash flows related to these specific receivables. We do not disclose the fair value of our other debt as it is not practicable to do so.  We have seen no data that would suggest that the fair value of our other Credit and Other Investment segment debt is materially different from its carrying amount. See Note 10, “Notes Payable,” for further discussion on our notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the twelve months ended December 31, 2013 and 2012.

	Notes Payable Associated with Structured Financings, at Fair Value
	2013	2012
Beginning balance, January 1	$140,127	$241,755
Transfers in due to consolidation of equity-method investees	—	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	19,423	30,150
Repayments on outstanding notes payable, net	(65,264)	(134,724)
Impact of foreign currency translation	237	2,946
Net transfers in and/or out of Level 3	—	—
Ending balance, December 31	$94,523	$140,127

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2013 (in Thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Notes payable associated with structured financings, at fair value	$94,523	Discounted cash flows	Gross yield	17.0% to 27.5% (23.4%)
			Principal payment rate	1.7% to 3.2% (2.6%)
			Expected credit loss rate	9.9% to 18.0% (14.9%)
			Discount rate	15.9% to 20.6% (17.7%)

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2013 and December 31, 2012 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2013	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$16,620	$109,945
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,080	$88,132
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$31	$299
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$728	$4,555

As of December 31, 2012	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$26,154	$192,433
Aggregate fair value of loans and fees receivable that are reported at fair value	$20,378	$133,595
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$36	$957
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$1,643	$7,591

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2013	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2012
Aggregate unpaid principal balance of notes payable	$219,619	$287,711
Aggregate fair value of notes payable	$94,523	$140,127

8.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2013	2012
Software	$64,383	$61,612
Furniture and fixtures	7,147	6,866
Data processing and telephone equipment	39,157	38,604
Leasehold improvements	28,052	28,047
Total cost	138,739	135,129
Less accumulated depreciation	(129,802)	(127,937)
Property, net	$8,937	$7,192

As of December 31, 2013, the weighted-average remaining depreciable life of our depreciable property was 5.8 years.

9.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense for continuing operations associated with these operating leases was $3.9 million in 2013 and $5.0 million in 2012. During the fourth quarter of 2006, we entered into a 15-year lease in Atlanta, Georgia for 411,125 square feet, 220,648 square feet of which we have subleased, 75,753 square feet of which we have surrendered to the landlord through our exercise of a termination option, and the remainder of which houses our corporate offices.  In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2013, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2014	$8,631	$(5,331)	$3,300
2015	8,282	(5,290)	2,992
2016	7,253	(5,442)	1,811
2017	7,912	(5,597)	2,315
2018	8,062	(5,587)	2,475
Thereafter	28,771	(19,851)	8,920
Total	$68,911	$(47,098)	$21,813

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2013, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

10.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of both December 31, 2013 and December 31, 2012, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of December 31, 2013, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2013 and December 31, 2012.

	Carrying Amounts at Fair Value as of
	December 31, 2013	December 31, 2012
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2014), outstanding face amount of $148.8 million bearing interest at a weighted average 4.2% interest rate (3.5% as of December 31, 2012), which is secured by credit card receivables and restricted cash aggregating $58.4 million ($93.6 million as of December 31, 2012) in carrying amount	$58.3	$93.6
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of April 2014) issued out of our Non-U.S. Acquired Portfolio securitization trust, outstanding face amount of $70.8 million bearing interest at a weighted average 5.6% interest rate (5.1% as of December 31, 2012), which is secured by credit card receivables and restricted cash aggregating $36.8 million ($47.3 million as of December 31, 2012) in carrying amount	36.2	46.5
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$94.5	$140.1

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $94.5 million in fair value of structured financing notes in the above table is $95.2 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $0.7 million.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

Other notes payable outstanding as of December 31, 2013 and December 31, 2012 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2013	December 31, 2012
Revolving credit facilities at a weighted average rate equal to 4.7% (4.8% at December 31, 2012) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $83.5 million ($50.8 million at December 31, 2012)

Revolving credit facility (expiring October 4, 2014) (1) (2)	$22.0	$20.0
Revolving credit facility (expiring May 17, 2014) (2)	4.0	—
Amortizing facilities at a weighted average rate equal to 8.8% at December 31, 2013 secured by certain receivables and restricted cash with a combined aggregate carrying amount of $16.5 million
Amortizing debt facility (expiring December 15, 2014) (3) (4)	3.3	—
Amortizing debt facility (expiring April 20, 2015) (3) (4)	5.8	—
Amortizing debt facility (expiring July 15, 2015) (3) (4)	8.3	—
Amortizing debt facility (expiring September 11, 2014) (3)	3.5	—
Amortizing debt facility (expiring April 1, 2016) (3)	0.5	—
Other facilities
Amortizing debt facility (expiring November 6, 2016) that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $2.5 million ($9.7 million as of December 31, 2012) (5)	0.9	3.9
Revolving credit facility which was repaid in April 2013	—	1.4
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.1% as of December 31, 2013 and 10.3% as of December 31, 2012) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $9.6 million ($2.6 million as of December 31, 2012)	8.2	1.2
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15.0%, that are secured by certain equipment	0.2	0.2
Total notes payable outstanding	$56.7	$26.7

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

(4)	Loans are from the same lender and are cross-collateralized; thus, combined security interests are subject to claims upon the default of either lending arrangement.

(5)
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

In May 2013, the revolving credit facility associated with our CAR operations was amended and expanded to allow for borrowings against certain receivables associated with our point-of-sale finance operations under the existing $40.0 million facility borrowing limits. The terms remained unchanged with the exception of the maturity date for borrowings under the point-of-sale finance portion, which was set as May 17, 2014 as indicated in the table above.

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

11.	Convertible Senior Notes

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

	As of
	December 31, 2013	December 31, 2012
Face amount of 3.625% convertible senior notes	$450	$450
Face amount of 5.875% convertible senior notes	139,467	139,467
Discount	(43,983)	(44,582)
Net carrying value	$95,934	$95,335
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $139.5 million of outstanding 5.875% notes as of December 31, 2013 (as referenced in the table above) will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% convertible senior notes should they arise. Beginning with the six-month period commencing on January 30, 2009, we could pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the offering of the 5.875% convertible senior notes, we entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock that we exclude from all earnings per share computations and for which we received a fee upon consummation of the agreement of $0.001 per loaned share. The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($5.9 million based on the 1,672,656 of shares remaining outstanding under the share lending arrangement as of December 31, 2013).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

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

Accounting for Convertible Senior Notes

Because our convertible senior notes are Instrument C convertible notes, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and additional paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to additional paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., additional paid-in capital).  We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability (and which ended May 2012 for our 3.625% convertible senior notes).  Amortization for the years ended December 31, 2013 and 2012 totaled $0.6 million and $2.4 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $8.2 million and $9.5 million for the years ended December 31, 2013 and 2012, respectively.  We will amortize the discount remaining at December 31, 2013 into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the 3.625% and 5.875% convertible senior notes was 9.2% for all periods presented.

12.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £2.2 million ($3.7 million) at December 31, 2013 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.  At December 31, 2013, our remaining available lines of credit associated with credit cards related to those cards issued under programs in the U.K.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow in excess of their current balances up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2013, CAR had unfunded outstanding floor-plan financing commitments totaling $7.6 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under our point-of-sale finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $61.0 million at

December 31, 2013. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Atlanticus Services Corporation’s (formerly CompuCredit Corporation and a wholly owned subsidiary of Atlanticus Holdings Corporation) third-party originating financial institution relationships require security (collateral) related to their issuance of credit cards and cardholder purchases thereunder, of which $0.5 million remains pledged to support various ongoing contractual obligations.  In addition, in connection with our Non-U.S. Acquired Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of December 31, 2013). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. Atlanticus Services Corporation also guarantees certain performance obligations of its servicer affiliate to the indenture trustee and the trust created under the structured financing relating to our Non-U.S. Acquired Portfolio.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ card issuance and certain other activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2013, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable. In October 2013, we were released from certain contingent liabilities which resulted in the release of $4.4 million of cash previously held in escrow and previously included on our consolidated balance sheet as a deposit within our prepaid expenses and other assets category.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation as a system of record provider under an agreement that extends through May 2015. If Atlanticus Services Corporation were to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($7.2 million as of December 31, 2013).

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements.  For further information regarding these commitments See Note 9, “Leases.”

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

As shown with respect to our continuing operations, the current and deferred portions (in thousands) of federal and state income tax benefit or expense as the case may be are as follows:

	For the Year Ended December 31,
	2013	2012
Federal income tax benefit:
Current tax benefit (expense)	$(52)	$743
Deferred tax benefit	3,270	15,420
Total federal income tax benefit	3,218	16,163
Foreign income tax benefit (expense):
Current tax expense	(42)	(30)
Deferred tax benefit	892	—
Total foreign income tax benefit (expense)	850	(30)
State and other income tax benefit:
Current tax benefit (expense)	7	(4)
Deferred tax benefit (expense)	1,039	(520)
Total state and other income tax benefit (expense)	1,046	(524)
Total income tax benefit	$5,114	$15,609

Computed considering results for only our continuing operations before income taxes, we experienced effective income tax benefit rates of 22.5% and 35.6% for the years ended December 31, 2013 and 2012, respectively.  We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions, and the variations in our effective tax rates between the periods principally bear the effects of (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets and (2) the effects on financial reporting results of intra-period tax allocations associated with our discontinued operations in 2012 as required under GAAP.

Income tax benefits in 2013 and 2012 differed from amounts computed by applying the statutory federal income tax benefit rate to pretax income or loss from continuing operations principally as a result of the impact of changes in valuation allowances on certain federal and state deferred tax assets, foreign tax expense, and unfavorable permanent differences, including the effects of accruals for uncertain tax positions. The following table reconciles our effective tax benefit rates for 2013 and 2012 to the federal statutory rate:

	For the Year Ended December 31,
	2013	2012
Statutory tax benefit rate	35.0%	35.0%
(Decrease) increase in statutory tax benefit rate resulting from:
Changes in valuation allowances	(9.7)%	6.4%
Interest and penalties related to uncertain tax positions	(0.6)%	1.7%
Foreign income taxes	(1.6)%	0.1%
Permanent and other differences	(0.5)%	(9.1)%
State and other income taxes, net	(0.1)%	1.5%
Effective tax benefit rate	22.5%	35.6%

As of December 31, 2013 and December 31, 2012, the significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2013	2012
Deferred tax assets:
Software development costs/fixed assets	$3,304	$4,421
Goodwill and intangible assets	6,702	7,724
Deferred costs	—	424
Provision for loan loss	12,442	5,576
Equity-based compensation	125	3,051
Charitable contributions	—	961
Other	2,098	3,479
Accruals for state taxes and interest associated with unrecognized tax benefits	5,329	5,260
Federal net operating loss carry-forward	121,524	107,703
Federal credit carry-forward	1,073	1,073
Foreign net operating loss carry-forward	706	818
State tax benefits	36,354	35,744
	189,657	176,234
Valuation allowances	(52,601)	(56,030)
	137,056	120,204
Deferred tax liabilities:
Prepaid expenses	(296)	(286)
Equity in income of equity-method investees	(4,796)	(4,055)
Mark-to-market	(342)	(1,266)
Credit card fair value election differences	(32,476)	(24,537)
Deferred costs	(332)	—
Interest on debentures	(18,772)	(15,135)
Convertible senior notes	(16,091)	(16,320)
Cancellation of indebtedness income	(65,949)	(65,843)
	(139,054)	(127,442)
Net deferred tax liability	$(1,998)	$(7,238)

The amounts reported for both 2013 and 2012 have been adjusted to account for the reclassification of unrecognized tax benefits as required by applicable accounting literature.

Certain of our deferred tax assets relate to federal, foreign and state net operating losses as noted in the above table, and we have no other net operating losses or credit carry-forwards other than those noted herein. Our $52.6 million of deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits, principally net operating losses and credits from operations in the U.S. (both federal and state) and foreign jurisdictions (including U.S. territories), and it is more likely than not that these recorded tax benefits will not be utilized to reduce future federal, foreign and state tax liabilities in these jurisdictions.

We conduct business globally, and as a result, one or more of our subsidiaries files federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. territories. With a few exceptions, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2010. Currently, we are under audit by various jurisdictions for various years, including by the Internal Revenue Service for the 2007 and 2008 tax years. Although the audits have not been concluded, we do not expect any changes to our reported tax positions in those years that would have a material effect on our consolidated financial statements. Moreover, if any material payments are ultimately determined to be owed as a result of ongoing audits (e.g., through settlement or litigation with taxing authorities), we do not anticipate having to make such payments, if any, for several more years.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $3.1 million in potential interest and penalties associated with these uncertain tax positions during the year ended December 31, 2013, compared to $1.9 million during the year ended December 31, 2012.  To the extent such interest and penalties are not assessed as a result of resolution of an underlying tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized $1.0 million of such reductions in each of the years ended December 31, 2013 and 2012.

Reconciliation (in thousands) of unrecognized tax benefits from the beginning to the end of 2013 and 2012 is as follows:

	2013	2012
Balance at January 1,	$(54,643)	$(54,146)
Reductions based on tax positions related to prior years	2,943	2,753
Additions based on tax positions related to prior years	(1)	(124)
Additions based on tax positions related to the current year	(11)	(1,237)
Interest and penalties accrued	(3,063)	(1,889)
Balance at December 31,	$(54,775)	$(54,643)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $17.4 million and $17.2 million at December 31, 2013 and 2012, respectively.

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

The following table sets forth the computations of net (loss) income per common share (in thousands, except per share data):

	For the Twelve Months Ended December 31,
	2013	2012
Numerator:
Loss on continuing operations attributable to controlling interests	$(17,741)	$(27,903)
Income from discontinued operations attributable to controlling interests	—	52,354
Net (loss) income attributable to controlling interests	$(17,741)	$24,451
Denominator:
Basic (including unvested share-based payment awards) (1)	13,774	19,271
Effect of dilutive stock compensation arrangements (2)	—	43
Diluted (including unvested share-based payment awards) (1)	13,774	19,314
Loss on continuing operations attributable to controlling interests per common share—basic	$(1.29)	$(1.45)
Loss on continuing operations attributable to controlling interests per common share—diluted	$(1.29)	$(1.45)
Income from discontinued operations attributable to controlling interests per common share—basic	$—	$2.72
Income from discontinued operations attributable to controlling interests per common share—diluted	$—	$2.71
Net (loss) income attributable to controlling interests per common share—basic	$(1.29)	$1.27
Net (loss) income attributable to controlling interests per common share—diluted	$(1.29)	$1.26

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 272,479 for the year ended December 31, 2013, compared to 136,174 shares for the year ended December 31, 2012.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net (loss) income per share computations for the year ended December 31, 2012. There were no options outstanding as of December 31, 2013.

For the years ended December 31, 2013 and 2012, there were no shares potentially issuable and thus includible in the diluted net (loss) income attributable to controlling interests per common share calculations under our 3.625% convertible senior notes and 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the 3.625% convertible senior notes and 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 22,246 and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 11, “Convertible Senior Notes,” for a further discussion of these convertible securities.

15.    Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 510,346 shares remained available for grant under this plan as of December 31, 2013.  Exercises and vestings under our stock-based compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the years ended December 31, 2013 and 2012.

Stock Options

Our 2008 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant.  As of December 31, 2013, we had no outstanding options under this plan.

Restricted Stock and Restricted Stock Unit Awards

During the twelve months ended December 31, 2013 and 2012, we granted 441,572 and 150,000 shares of aggregate restricted stock and restricted stock units, respectively, with aggregate grant date fair values of $1.5 million and $0.6 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock generally vests over a range of 12 to 60 months and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2013, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.3 million with a weighted-average remaining amortization period of 1.7 years.

16.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3% of their salaries under our Group Personal Pension Plan and to U.S. employees who participate in our 401(k) plan. We made matching contributions under our U.S. and U.K. plans of $271,000 and $300,000 in 2013 and 2012, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP to which we referred above. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $26,754 to purchase 8,391 shares of common stock in 2013 and $22,389 to purchase 6,133 shares of common stock in 2012 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $6,000 and $4,500 in 2013 and 2012, respectively.

17.	Related Party Transactions

In our September 2012 tender offer, we purchased for $10 per share the following shares of common stock from the following executive officers, members of our Board of Directors, and a 10-percent shareholder:

	Number of Shares	Total Price
Executive Officers
David G. Hanna, Chief Executive Officer and Chairman of the Board	2,344,323	$23,443,230
Richard R. House, Jr., President and Director (1)	100,240	$1,002,400
Jeffrey A. Howard, President and Director (1)	17,647	$176,470
Richard W. Gilbert, Chief Operating Officer and Vice Chairman of the Board	212,023	$2,120,230
J.Paul Whitehead, III, Chief Financial Officer (2)	49,949	$499,490
Board Members
Deal W. Hudson	18,700	$187,000
Mack F. Mattingly	20,726	$207,260
Thomas G. Rosencrants	16,172	$161,720
10% Shareholder
Frank J. Hanna, III	2,344,324	$23,443,240

(1) Mr. House resigned as President and Director on February 21, 2014 (effective March 31, 2014). Mr. Howard was appointed President and Director on February 21, 2014 (effective April 1, 2014).
(2) Mr. Whitehead resigned as Chief Financial Officer on November 18, 2013 (effective December 31, 2013).

The purchases from the individuals listed above were on the same terms that were available to all of our shareholders.

Under a shareholders’ agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr., Richard W. Gilbert and certain trusts that were Hanna affiliates, following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that is a party to the agreement may elect to sell his shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

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

In June 2008, Mr. Rosencrants and two family members as joint tenants with right of survivorship purchased $200,000 principal amount of our 3.625% convertible senior notes from unrelated third parties at prevailing market prices. In January 2009, two of Mr. Rosencrants’ immediate family members purchased $200,000 aggregate principal amount of the 3.625% convertible senior notes from unrelated third parties at prevailing market prices. The 3.625% convertible senior notes bear interest at a rate of 3.625% per year, payable semi-annually in arrears. we repurchased all of these notes from the Rosencrants family in May 2012 at the full face value of such notes. This repurchase was pursuant to a put option that was available to all holders of the 3.625% convertible senior notes and was on the same terms as those available to all note holders. From January 1, 2011 through the repurchase date, we paid the Rosencrants family an aggregate of $21,750 of interest and $400,000 of principal on these notes.

In June 2007 we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters with HBR Capital, Ltd. ("HBR"), a company co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $24.79 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May 2022.

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the twelve months ended December 31, 2013, we received $181,030 of reimbursed costs from HBR associated with these leased employees.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 28, 2014.

Atlanticus Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2014

/s/ WILLIAM R. McCAMEY William R. McCamey	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2014

/s/ MITCHELL C. SAUNDERS Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 28, 2014

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 28, 2014

/s/ DEAL W. HUDSON Deal W. Hudson	Director	March 28, 2014

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 28, 2014

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 28, 2014