Form 10-Q
period 2014-03-31
Atlanticus Holdings Corp
filed 2014-05-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2014

of
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

As of May 5, 2014, 13,990,088 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,549,800 loaned shares to be returned.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2014	December 31, 2013
Assets
Unrestricted cash and cash equivalents	$47,133	$50,873
Restricted cash and cash equivalents	23,454	18,871
Loans and fees receivable:
Loans and fees receivable, net (of $13,636 and $13,258 in deferred revenue and $23,075 and $24,214 in allowances for uncollectible loans and fees receivable at March 31, 2014 and December 31, 2013, respectively)	92,078	97,208
Loans and fees receivable, at fair value	11,691	12,080
Loans and fees receivable pledged as collateral under structured financings, at fair value	79,150	88,132
Rental merchandise, net of depreciation	22,052	28,849
Property at cost, net of depreciation	10,232	8,937
Investments in equity-method investees	35,182	35,134
Deposits	1,923	1,908
Prepaid expenses and other assets	15,035	10,243
Total assets	$337,930	$352,235
Liabilities
Accounts payable and accrued expenses	$41,595	$48,625
Notes payable, at face value	66,860	56,740
Notes payable associated with structured financings, at fair value	85,849	94,523
Convertible senior notes	96,092	95,934
Income tax liability	57,122	55,255
Total liabilities	347,518	351,077
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,541,488 shares issued and outstanding (including 1,549,800 loaned shares to be returned) at March 31, 2014; and 15,594,325 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2013	—	—
Additional paid-in capital	210,642	210,315
Accumulated other comprehensive loss	(642)	(737)
Retained deficit	(219,588)	(208,414)
Total shareholders’ equity	(9,588)	1,164
Noncontrolling interests	—	(6)
Total equity	(9,588)	1,158
Total liabilities and equity	$337,930	$352,235

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
Interest income:
Consumer loans, including past due fees	$19,957	$19,824
Other	237	111
Total interest income	20,194	19,935
Interest expense	(6,187)	(5,772)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	14,007	14,163
Fees and related income on earning assets	32,885	6,806
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(1,885)	(5,798)
Provision for losses on loans and fees receivable recorded at net realizable value	(7,875)	(3,282)
Net interest income, fees and related income on earning assets	37,132	11,889
Other operating income:
Servicing income	1,240	2,601
Other income	1,067	2,136
Equity in income of equity-method investees	2,406	4,307
Total other operating income	4,713	9,044
Other operating expense:
Salaries and benefits	5,098	4,409
Card and loan servicing	13,778	10,679
Marketing and solicitation	762	1,935
Depreciation	25,708	373
Other	5,540	6,078
Total other operating expense	50,886	23,474
Loss before income taxes	(9,041)	(2,541)
Income tax expense	(1,982)	(446)
Net loss	(11,023)	(2,987)
Net income attributable to noncontrolling interests	(151)	(21)
Net loss attributable to controlling interests	$(11,174)	$(3,008)
Net loss attributable to controlling interests per common share—basic	$(0.79)	$(0.22)
Net loss attributable to controlling interests per common share—diluted	$(0.79)	$(0.22)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(11,023)	$(2,987)
Other comprehensive loss:
Foreign currency translation adjustment	61	(1,394)
Income tax expense related to other comprehensive income	34	108
Comprehensive loss	(10,928)	(4,273)
Comprehensive income attributable to noncontrolling interests	(151)	(21)
Comprehensive loss attributable to controlling interests	$(11,079)	$(4,294)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Three Months Ended March 31, 2014 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	15,594,325	$—	$210,315	$—	$(737)	$(208,414)	$(6)	$1,158
Compensatory stock issuances	80,800	—	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(145)	(145)
Amortization of deferred stock-based compensation costs	—	—	354	—	—	—	—	354
Redemption and retirement of shares	(133,637)	—	(27)	—	—	—	—	(27)
Net loss	—	—	—	—	—	(11,174)	151	(11,023)
Foreign currency translation adjustment, net of tax	—	—	—	—	95	—	—	95
Balance at March 31, 2014	15,541,488	$—	$210,642	$—	$(642)	$(219,588)	$—	$(9,588)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(11,023)	$(2,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of rental merchandise	25,011	—
Depreciation, amortization and accretion, net	(131)	305
Losses upon charge off of loans and fees receivable recorded at fair value	4,748	8,479
Provision for losses on loans and fees receivable	7,875	3,282
Interest expense from accretion of discount on convertible senior notes	158	145
Income from accretion of discount associated with receivables purchases	(8,209)	(6,812)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(3,535)	(2,118)
Income from equity-method investments	(2,406)	(4,307)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(11)	282
Increase in income tax liability	1,910	281
Increase in deposits	(15)	(14)
Decrease (increase) in prepaid expenses	188	(104)
Decrease in accounts payable and accrued expenses	(6,228)	(6,643)
Additions to rental merchandise	(18,210)	—
Other	(3,614)	3,554
Net cash used in operating activities	(13,492)	(6,657)
Investing activities
Increase in restricted cash	(4,579)	(1,048)
Proceeds from equity-method investees	2,459	4,545
Investments in earning assets	(47,695)	(43,157)
Proceeds from earning assets	62,842	63,867
Purchases and development of property, net of disposals	(1,979)	(266)
Net cash provided by investing activities	11,048	23,941
Financing activities
Noncontrolling interests (distributions) contributions, net	(145)	26
Purchase and retirement of outstanding stock	(27)	(444)
Proceeds from borrowings	22,998	12,282
Repayment of borrowings	(24,100)	(25,002)
Net cash used in financing activities	(1,274)	(13,138)
Effect of exchange rate changes on cash	(22)	(753)
Net (decrease) increase in unrestricted cash	(3,740)	3,393
Unrestricted cash and cash equivalents at beginning of period	50,873	67,915
Unrestricted cash and cash equivalents at end of period	$47,133	$71,308
Supplemental cash flow information
Cash paid for interest	$8,134	$7,653
Net cash income tax payments	$72	$165
Supplemental non-cash information
Issuance of stock options and restricted stock	$931	$305
Notes payable associated with capital leases	$158	$144

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control. We are primarily focused on providing financial services. Through our subsidiaries, we offer an array of financial products and services to a market largely represented by credit risks that regulators classify as “sub-prime.” As discussed further below, we reflect our business lines within two reportable segments:  Credit and Other Investments; and Auto Finance. See also Note 3, “Segment Reporting,” for further details.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), under which we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value; these estimates likewise affect the changes in these amounts reflected within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses have a significant effect on loans and fees receivable, net, as shown on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations.

We have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, net; (2) loans and fees receivable, at fair value; and (3) loans and fees receivable pledged as collateral under structured financings, at fair value.

Components of our aggregated categories of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2013	Additions	Subtractions	Balance at March 31, 2014
Loans and fees receivable, gross	$134.7	$65.4	$(71.3)	$128.8
Deferred revenue	(13.3)	(8.5)	8.2	(13.6)
Allowance for uncollectible loans and fees receivable	(24.2)	(7.9)	9.0	(23.1)
Loans and fees receivable, net	$97.2	$49.0	$(54.1)	$92.1
	Balance at December 31, 2012	Additions	Subtractions	Balance at March 31, 2013
Loans and fees receivable, gross	$89.1	$52.0	$(51.5)	$89.6
Deferred revenue	(8.3)	(7.3)	6.8	(8.8)
Allowance for uncollectible loans and fees receivable	(11.2)	(3.3)	4.4	(10.1)
Loans and fees receivable, net	$69.6	$41.4	$(40.3)	$70.7

As of March 31, 2014 and March 31, 2013, the weighted average remaining accretion periods for the $13.6 million and $8.8 million, respectively, of deferred revenue reflected in the above tables were 10 months and 13 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Provision for loan losses	(4.2)	0.2	(3.9)	(7.9)
Charge offs	5.0	0.1	4.5	9.6
Recoveries	(0.1)	(0.3)	(0.2)	(0.6)
Balance at end of period	$(10.9)	$(1.4)	$(10.8)	$(23.1)
Balance at end of period individually evaluated for impairment	$(0.2)	$—	$—	$(0.2)
Balance at end of period collectively evaluated for impairment	$(10.7)	$(1.4)	$(10.8)	$(22.9)
Loans and fees receivable:
Loans and fees receivable, gross	$18.5	$59.4	$50.9	$128.8
Loans and fees receivable individually evaluated for impairment	$0.3	$—	$—	$0.3
Loans and fees receivable collectively evaluated for impairment	$18.2	$59.4	$50.9	$128.5

For the Three Months Ended March 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Provision for loan losses	(2.2)	0.2	(1.3)	(3.3)
Charge offs	2.8	1.1	1.3	5.2
Recoveries	—	(0.8)	—	(0.8)
Balance at end of period	$(4.0)	$(2.6)	$(3.5)	$(10.1)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(4.0)	$(2.6)	$(3.5)	$(10.1)
Loans and fees receivable:
Loans and fees receivable, gross	$8.9	$60.4	$20.3	$89.6
Loans and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans and fees receivable collectively evaluated for impairment	$8.9	$60.4	$20.3	$89.6

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	March 31, 2014	December 31, 2013
Current loans receivable	$101.1	$103.3
Current fees receivable	5.3	6.0
Delinquent loans and fees receivable	22.4	25.4
Loans and fees receivable, gross	$128.8	$134.7

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of March 31, 2014 and December 31, 2013 is as follows:

Balance at March 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$1.5	$3.9	$1.7	$7.1
60-89 days past due	1.6	1.5	1.8	4.9
90 or more days past due	5.4	1.1	3.9	10.4
Delinquent loans and fees receivable, gross	8.5	6.5	7.4	22.4
Current loans and fees receivable, gross	10.0	52.9	43.5	106.4
Total loans and fees receivable, gross	$18.5	$59.4	$50.9	$128.8
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.1	$3.9	$5.0

Balance at December 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$1.6	$5.6	$2.5	$9.7
60-89 days past due	1.9	1.7	2.2	5.8
90 or more days past due	5.6	1.1	3.2	9.9
Delinquent loans and fees receivable, gross	9.1	8.4	7.9	25.4
Current loans and fees receivable, gross	12.8	55.1	41.4	109.3
Total loans and fees receivable, gross	$21.9	$63.5	$49.3	$134.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.1	$3.2	$3.3

Income taxes

We experienced negative effective income tax benefit rates of 21.9% and 17.6% for the three months ended March 31, 2014 and 2013, respectively.  Our negative effective income tax benefit rates resulted principally from (1) the effects in the three months ended March 31, 2014 of legislative changes enacted during that period in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions in both the three months ended March 31, 2014 and 2013, and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets in both the three months ended March 31, 2014 and 2013.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million of potential interest and penalties associated with these uncertain tax positions during the three months ended March 31, 2014, compared to $0.4 million during the three months ended March 31, 2013. To the extent interest and penalties are not assessed as a result of resolution of an uncertain tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in either of the three months ended March 31, 2014 and 2013.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended March 31,
	2014	2013
Fees on credit products	$5,387	$3,916
Changes in fair value of loans and fees receivable recorded at fair value	4,692	16,723
Changes in fair value of notes payable associated with structured financings recorded at fair value	(1,157)	(14,605)
Rental revenue	21,933	—
Other	2,030	772
Total fees and related income on earning assets	$32,885	$6,806

The above changes in fair value of loans and fees receivable recorded at fair value category excludes the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after March 31, 2014, and based on our evaluation, other than as disclosed below, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

We note however, that on May 15, 2014 we amended the outstanding loan agreement associated with our revolving credit facilities secured by the financial and operating assets of CAR and another of our borrowing subsidiaries to extend the expiration dates on the notes. The amended expiration dates are included in the table in Note 7, "Notes Payable".

3.	Segment Reporting

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

As of both March 31, 2014 and December 31, 2013, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2014 and 2013 revenues were generated outside of the U.S.

Summary operating segment information (in thousands) is as follows:

Three months ended March 31, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$14,396	$5,561	$19,957
Other	237	—	237
Total interest income	14,633	5,561	20,194
Interest expense	(5,832)	(355)	(6,187)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$8,801	$5,206	$14,007
Fees and related income on earning assets	$32,802	$83	$32,885
Servicing income	$1,055	$185	$1,240
Depreciation of rental merchandise	(25,011)	—	(25,011)
Equity in income of equity-method investees	$2,406	$—	$2,406
(Loss) income before income taxes	$(10,063)	$1,022	$(9,041)
Income tax expense	$(1,625)	$(357)	$(1,982)
Total assets	$281,700	$56,230	$337,930

Three months ended March 31, 2013	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$14,044	$5,780	$19,824
Other	41	70	111
Total interest income	14,085	5,850	19,935
Interest expense	(5,339)	(433)	(5,772)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$8,746	$5,417	$14,163
Fees and related income on earning assets	$6,740	$66	$6,806
Servicing income	$2,400	$201	$2,601
Depreciation of rental merchandise	—	—	—
Equity in income of equity-method investees	$4,307	$—	$4,307
(Loss) income before income taxes	$(3,971)	$1,430	$(2,541)
Income tax expense	$(78)	$(368)	$(446)
Total assets	$307,056	$62,053	$369,109

4.	Shareholders' Equity

Retired Shares

During the three months ended March 31, 2014, we repurchased and contemporaneously retired 10,781 shares of our common stock at an aggregate cost of $26,629, pursuant to the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three months ended March 31, 2013, we repurchased and contemporaneously retired 120,100 shares of our common stock at an aggregate cost of $0.4 million, pursuant to open market purchases and the return of stock by holders of equity incentive awards.

We had 1,549,800 loaned shares outstanding at March 31, 2014 (1,672,656 shares as of December 31, 2013), which were originally lent in connection with our November 2005 issuance of convertible senior notes.

5.	Investments in Equity-Method Investees

Our equity-method investments outstanding at March 31, 2014 consist of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio and our 50.0% interest in a joint venture that was formed to purchase the outstanding notes issued out of the structured financing trust underlying our non-U.S. acquired credit card receivables (the “Non-U.S. Acquired Portfolio”).

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	March 31, 2014	December 31, 2013
Loans and fees receivable pledged as collateral under structured financings, at fair value	$32,063	$35,241
Investments in non-marketable debt securities, at fair value	$35,636	$36,158
Total assets	$70,203	$74,145
Notes payable associated with structured financings, at fair value	$8,311	$12,125
Total liabilities	$8,422	$12,251
Members’ capital	$61,781	$61,894

	Three months ended March 31,
	2014	2013
Net interest income, fees and related income on earning assets	$4,116	$8,637
Total other operating income	$49	$338
Net income	$3,780	$8,414
Net income attributable to our equity investment in investee	$2,406	$4,307

In June 2013, we increased, from 50.0% to 66.7% our overall ownership in the above mentioned joint venture formed in 2004 to purchase a credit card receivables portfolio. We continue to account for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which do not allow us to control this investee. The additional June 2013 investment in this investee was made at a discount to the fair value of the investee's assets, thereby resulting in a gain of approximately $0.9 million for us in the three months ended June 30, 2013 based on the investee's reporting of substantially all of its assets at their fair values under its fair value option election.

The above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	March 31, 2014	December 31, 2013
Investments in non-marketable debt securities, at fair value	$35,636	$36,158
Total assets	$36,031	$36,770
Total liabilities	$—	$—
Members’ capital	$36,031	$36,770

	Three months ended March 31,
	2014	2013
Net interest income, fees and related income on earning assets	$1,985	$7,230
Net income	$1,974	$7,219
Net income attributable to our equity investment in investee	$987	$3,609

As noted in Note 7, “Notes Payable,” notes payable with a fair value of $35.6 million correspond with the $35.6 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2014 and December 31, 2013 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2014 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$99,654	$84,131
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$7,947
Loans and fees receivable, at fair value	$—	$—	$11,691	$11,691
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$79,150	$79,150

Assets – As of December 31, 2013 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$94,579	$92,924
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,284
Loans and fees receivable, at fair value	$—	$—	$12,080	$12,080
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$88,132	$88,132

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2014 and March 31, 2013:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2014	$12,080	$88,132	$100,212
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	2,684	2,684
Net revaluations of loans and fees receivable, at fair value	2,008	—	2,008
Settlements, net	(2,397)	(11,949)	(14,346)
Impact of foreign currency translation	—	283	283
Net transfers in and/or out of Level 3	—	—	—
Balance at March 31, 2014	$11,691	$79,150	$90,841
Balance at January 1, 2013	$20,378	$133,595	$153,973
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	13,924	13,924
Net revaluations of loans and fees receivable, at fair value	2,799	—	2,799
Settlements, net	(5,571)	(21,894)	(27,465)
Impact of foreign currency translation	—	(2,649)	(2,649)
Net transfers in and/or out of Level 3	—	—	—
Balance at March 31, 2013	$17,606	$122,976	$140,582

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$11,691	Discounted cash flows	Gross yield	25.0%
			Principal payment rate	3.5%
			Expected credit loss rate	13.9%
			Servicing rate	9.0%
			Discount rate	15.9%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$79,150	Discounted cash flows	Gross yield	17.0% to 27.6% (23.2%)
			Principal payment rate	1.9% to 3.2% (2.7%)
			Expected credit loss rate	8.9% to 18.0% (14.2%)
			Servicing rate	8.3% to 12.0% (9.8%)
			Discount rate	15.9% to 16.2% (16.0%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2014 and December 31, 2013 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$20,500	$20,500
ACC amortizing debt facility	$—	$—	$608	$608
Amortizing debt facility	$—	$—	$33,274	$33,274
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$8,320	$8,320
5.875% convertible senior notes	$—	$54,392	$—	$95,642
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$68	$—	$68
Economic sharing arrangement liability	$—	$—	$268	$268
Notes payable associated with structured financings, at fair value	$—	$—	$85,849	$85,849

Liabilities - As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$22,000	$22,000
ACC amortizing debt facility	$—	$—	$928	$928
Amortizing debt facility	$—	$—	$21,411	$21,411
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$8,245	$8,245
5.875% convertible senior notes	$—	$57,007	$—	$95,484
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$97	$—	$97
Economic sharing arrangement liability	$—	$—	$354	$354
Notes payable associated with structured financings, at fair value	$—	$—	$94,523	$94,523

Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” See Note 7, “Notes Payable,” for further discussion on our notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2014 and 2013.

	Notes Payable Associated with Structured Financings, at Fair Value
	2014	2013
Beginning balance, January 1	$94,523	$140,127
Transfers in due to consolidation of equity-method investees	—	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	1,157	14,605
Repayments on outstanding notes payable, net	(10,149)	(22,410)
Impact of foreign currency translation	318	(2,772)
Net transfers in and/or out of Level 3	—	—
Ending balance, March 31	$85,849	$129,550

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the changes in fair value of notes payable associated with structured financings line item within the fees and related income on earning assets category of our consolidated statements of operations.

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended March 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2014 (in Thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Notes payable associated with structured financings, at fair value	$85,849	Discounted cash flows	Gross yield	17.0% to 27.6% (23.2%)
			Principal payment rate	1.9% to 3.2% (2.7%)
			Expected credit loss rate	8.9% to 18.0% (14.2%)
			Discount rate	15.9% to 20.9% (18.0%)

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2014 and December 31, 2013 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2014	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$14,155	$99,636
Aggregate fair value of loans and fees receivable that are reported at fair value	$11,691	$79,150
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$23	$262
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$583	$3,646

As of December 31, 2013	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$16,620	$109,945
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,080	$88,132
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$31	$299
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$728	$4,555

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2014	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2013
Aggregate unpaid principal balance of notes payable	$209,113	$219,619
Aggregate fair value of notes payable	$85,849	$94,523

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of both March 31, 2014 and December 31, 2013, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of March 31, 2014, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2014 and December 31, 2013.

	Carrying Amounts at Fair Value as of
	March 31, 2014	December 31, 2013
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2014), outstanding face amount of $140.1 million bearing interest at a weighted average 4.4% interest rate (4.2% as of December 31, 2013), which is secured by credit card receivables and restricted cash aggregating $50.2 million ($58.4 million as of December 31, 2013) in carrying amount	$50.2	$58.3
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of October 2014) issued out of our Non-U.S. Acquired Portfolio securitization trust, outstanding face amount of $69.0 million bearing interest at a weighted average 5.7% interest rate (5.6% as of December 31, 2013), which is secured by credit card receivables and restricted cash aggregating $36.0 million ($36.8 million as of December 31, 2013) in carrying amount	35.6	36.2
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$85.8	$94.5

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $85.8 million in fair value of structured financing notes in the above table is $86.2 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $0.4 million at March 31, 2014.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

Other notes payable outstanding as of March 31, 2014 and December 31, 2013 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2014	December 31, 2013
Revolving credit facilities at a weighted average rate equal to 4.7% (4.7% at December 31, 2013) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $82.2 million ($83.5 million at December 31, 2013)

Revolving credit facility (expiring October 4, 2017) (1) (2)	$20.5	$22.0
Revolving credit facility (expiring May 17, 2015) (2)	4.0	4.0
Amortizing facilities at a weighted average rate equal to 6.4% (8.8% at December 31, 2013) secured by certain receivables, rental streams and restricted cash with a combined aggregate carrying amount of $23.0 million ($16.5 million as of December 31, 2014)

Amortizing debt facility (expiring December 15, 2014) (3) (4)	1.9	3.3
Amortizing debt facility (expiring April 20, 2015) (3) (4)	3.4	5.8
Amortizing debt facility (expiring July 15, 2015) (3) (4)	5.7	8.3
Amortizing debt facility (expiring February 19, 2015) (3)	7.1	3.5
Amortizing debt facility (expiring March 31, 2015) (3)	15.0	—
Amortizing debt facility (expiring April 1, 2016) (3)	0.2	0.5
Other facilities
Amortizing debt facility (expiring November 6, 2016) that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $1.6 million ($2.5 million as of December 31, 2013) (5)	0.6	0.9
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.1% as of March 31, 2014 and 9.1% as of December 31, 2013) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $7.5 million ($9.6 million as of December 31, 2013)	8.3	8.2
Vendor-financed software and equipment purchases (expiring September 2014) at an implied rate of 15.0%, that are secured by certain equipment	0.2	0.2
Total notes payable outstanding	$66.9	$56.7

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

(5)
The terms of this lending agreement provide for the application of all excess cash flows from the underlying auto finance receivables portfolio (above and beyond interest costs and contractual servicing compensation to our outsourced third-party servicer) to reduce the outstanding principal balance of the debt, and the outstanding principal balance was repaid in the fourth quarter of 2012.  Now that we have repaid the principal portion of the note, the lending agreement requires that we remit 37.5% of future cash flows (net of contractual servicing compensation) generated on the auto finance receivables portfolio to the note holders as additional compensation for the use of their capital. Based on current estimates of this additional compensation, we currently are accruing interest expense on this liability based on current expectations of future collections, and the amount disclosed in the above table represents our accrued interest expense liability under this lending agreement. The assets of Atlanticus Holdings Corporation are not subject to creditor claims arising under this loan.

On May 15, 2014 we amended the outstanding loan agreement associated with our revolving credit facilities secured by the financial and operating assets of CAR and another of our borrowing subsidiaries to extend the expiration dates on the notes. The amended expiration dates are included in the table above.

8.	Convertible Senior Notes

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

	As of
	March 31, 2014	December 31, 2013
Face amount of 3.625% convertible senior notes	$450	$450
Face amount of 5.875% convertible senior notes	139,467	139,467
Discount	(43,825)	(43,983)
Net carrying value	$96,092	$95,934
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £1.8 million ($3.0 million) at March 31, 2014 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.  At March 31, 2014, the available lines of credit mentioned above are related to cards issued under programs in the U.K.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow in excess of their current balances up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2014, CAR had unfunded outstanding floor-plan financing commitments totaling $9.3 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under our point-of-sale finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $74.9 million at March 31, 2014. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2014, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable. In October 2013, we were released from certain contingent liabilities which resulted in the release of $4.4 million of cash previously held in escrow and previously included on our consolidated balance sheet as a deposit within our prepaid expenses and other assets category.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation as a system of record provider under an agreement that extends through May 2015. If Atlanticus Services Corporation were to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($6.2 million as of March 31, 2014).

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are material to us.

10.	Net Loss Attributable to Controlling Interests Per Common Share

We compute net loss attributable to controlling interests per common share by dividing loss attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our results of operations.  In performing our net loss attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and certain unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net loss per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net loss attributable to controlling interests	$(11,174)	$(3,008)
Denominator:
Basic (including unvested share-based payment awards) (1)	14,081	13,840
Effect of dilutive stock compensation arrangements (2)	—	—
Diluted (including unvested share-based payment awards) (1)	14,081	13,840
Net loss attributable to controlling interests per common share—basic	$(0.79)	$(0.22)
Net loss attributable to controlling interests per common share—diluted	$(0.79)	$(0.22)

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 567,674 for the three months ended March 31, 2014, compared to 197,500 shares for the three months ended March 31, 2013.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net loss per share computations for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 and 2013, there were no shares potentially issuable and thus includible in the diluted net loss attributable to controlling interests per common share calculations under our 3.625% convertible senior notes and 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the 3.625% convertible senior notes and 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 22,246 and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.    Stock-Based Compensation

We currently have three stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”), the 2008 Equity Incentive Plan (the "2008 Plan") and the 2014 Equity Incentive Plan (the “2014 Plan”).
The following table provides the reserved common shares and common shares available for future issuance for each of our stock plans as of March 31, 2014:

	Shares Reserved	Available for Issuance
2008 Plan (1)	2,000,000	2,046
2014 Plan (1)	750,000	727,500

(1)
On March 20, 2014, our Board of Directors adopted, and on May 9, 2014 our shareholders approved, the 2014 Plan. The 2014 Plan replaces the 2008 Plan. Outstanding awards under the 2008 Plan will continue to be governed by the terms of the 2008 Plan until exercised, expired or otherwise terminated or canceled, but no further equity awards will be granted under the 2008 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three months ended March 31, 2014 and 2013.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2014 and 2013, we granted 80,800 and 93,000 shares of aggregate restricted stock, respectively, with aggregate grant date fair values of $0.3 million and $0.3 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock generally vests over a range of 12 to 60 months and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2014, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.3 million with a weighted-average remaining amortization period of 1.5 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options granted by us could range from 0 to 5 years.  We had expense of $67,000 and $0 related to stock option-related compensation costs during the three months ended March 31, 2014 and 2013, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	March 31, 2014
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—
Issued	450,000	$2.52
Outstanding at March 31, 2014	450,000	$2.52	5	$27,000
Exercisable at March 31, 2014	—	$—	0	$—

As of March 31, 2014, we had $0.6 million of unamortized deferred compensation costs associated with non-vested stock options.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2013, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this Report, that our actual experience will differ materially from the expectations.  For more information, see “Forward‑Looking Information ” below.
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

We historically financed most of our credit card receivables through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates,” or leverage against credit card receivable assets, in the current asset-backed securitization markets is below pre-2008 levels. Considering this reality coupled with constraints on credit card asset returns in the U.S., we no longer market or maintain open credit card accounts in the U.S. We do believe, however, that our point-of-sale finance activities are generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue aggressive growth in this area.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2014	2013	from 2013 to 2014
Total interest income	$20,194	$19,935	$259
Interest expense	(6,187)	(5,772)	(415)
Fees and related income on earning assets:
Fees on credit products	5,387	3,916	1,471
Changes in fair value of loans and fees receivable recorded at fair value	4,692	16,723	(12,031)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(1,157)	(14,605)	13,448
Rental revenue	21,933	—	21,933
Other	2,030	772	1,258
Other operating income:
Servicing income	1,240	2,601	(1,361)
Other income	1,067	2,136	(1,069)
Equity in income equity-method investees	2,406	4,307	(1,901)
Total	$51,605	$30,013	$21,592
Losses upon charge off of loans and fees receivable recorded at fair value	1,885	5,798	3,913
Provision for losses on loans and fees receivable recorded at net realizable value	7,875	3,282	(4,593)
Other operating expenses:
Salaries and benefits	5,098	4,409	(689)
Card and loan servicing	13,778	10,679	(3,099)
Marketing and solicitation	762	1,935	1,173
Depreciation	25,708	373	(25,335)
Other	5,540	6,078	538
Net loss	(11,023)	(2,987)	(8,036)
Net income attributable to noncontrolling interests	(151)	(21)	(130)
Net loss attributable to controlling interests	(11,174)	(3,008)	(8,166)

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our point-of-sale finance, credit card and auto finance receivables. Period-over-period results reflect continued growth in our point-of-sale finance products, offset, however, by continued net liquidations of our credit card and auto finance receivables over the past year. We are currently experiencing growth in our point-of-sale finance products and to a lesser extent we are experiencing growth in our CAR receivables—growth which should cause us to experience net period over period growth in our total interest income within the next few quarters. Future periods' growth is also largely dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations continues to undergo a product shift that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. This disruption will last into the second quarter and will result in slower growth for that quarter as well.

Interest expense. Variations in interest expense are due to (1) our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in our point-of-sale finance operations as evidenced within Note 7, “Notes Payable,” to our consolidated financial statements. We anticipate additional debt financing over the next few quarters and as such, we expect our 2014 quarterly interest expense to be slightly above those experienced in the prior periods.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•	The growth in rental revenue we experienced with the addition of our rent-to-own program, which accelerated in the third quarter of 2013;

•	Our 2013 increases in fees on credit products, principally associated with billings on credit card accounts in the U.K.;

•	Recoveries on investments in securities in excess of their carrying value in our "Other" category; and

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as addressed below.

As we continue to expand the rent-to-own product offerings, we expect to see continued increases in billings within the Rental revenue category. However we expect reduced growth in rental revenues during the second quarter of 2014 (when compared to the first quarter of 2014) due to shifts in our retail partner operations mentioned above. As for our fees on credit products category, which is primarily influenced by the level of our originated U.K. credit card receivables, we expect a diminishing level of fee income in 2014 due to currently planned marketing levels for that product offering. Further, given expected future net liquidations of our credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

Servicing income.  We earn servicing compensation by servicing loan portfolios for third parties (including our equity-method investees). Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience future quarterly declines relative to those experienced in prior periods.

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to our credit card account closures and net credit card receivables portfolio liquidations. Absent portfolio acquisitions, we do not expect significant ancillary and interchange revenues in the future. Also included within our other income category are certain reimbursements we receive in respect of one of our portfolios.

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

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced period-over-period increases in this category between 2013 and 2014 due to the effects of initial elevated losses incurred on new credit product testing and more recently growth in our new installment lending product lines. We expect growth in new product receivables recorded at net realizable value to exceed any further liquidations of our auto finance receivables recorded at net realizable value. Accordingly, we expect increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume associated with our point-of-sale finance product offering (i.e., growth of new product receivables), rather than credit quality changes or deterioration. However, testing associated with our credit card product in the U.K. resulted in slightly higher provisions through the first quarter of 2014, testing which we currently do not expect to continue in future quarters. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three months ended March 31, 2014, relative to the three months ended March 31, 2013 reflect the following:

•	modestly higher 2014 salaries and benefits costs resulting from increases required to grow our new credit product offerings;

•
card and loan servicing expenses that are higher in 2014 based on new product efforts, the cost of such efforts overshadowing the cost effects of continuing credit card and auto finance receivables portfolio liquidations;

•	increased depreciation in 2013 primarily associated with our rent-to-own program, totaling $25.0 million for the three months ended March 31, 2014 with no amounts in prior periods; and

•	increases in customer acquisition and underwriting costs consistent with our aforementioned new product efforts.

A portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our credit card and auto finance loans and fees receivable levels. This trend is gradually reversing, however, because we are now experiencing net growth in our earning assets (including loans and fees receivable and rental merchandise) based principally on growth of our point-of-sale finance product offerings and to a lesser extent, growth within our CAR operations. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with growth in our point-of-sale finance operations. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve profitability.

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

Income taxes. We experienced negative effective income tax benefit rates of 21.9% and 17.6% for the three months ended March 31, 2014 and 2013, respectively.  Our negative effective income tax benefit rates resulted principally from (1) the effects in the three months ended March 31, 2014 of legislative changes enacted during that period in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions in both the three months ended March 31, 2014 and 2013, and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets in both the three months ended March 31, 2014 and 2013.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million of potential interest and penalties associated with these uncertain tax positions during the three months ended March 31, 2014, compared to $0.4 million during the three months ended March 31, 2013. To the extent interest and penalties are not assessed as a result of resolution of an uncertain tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in either of the three months ended March 31, 2014 and 2013.

Credit and Other Investments Segment

Our Credit and Other Investments segment includes our activities relating to investments in and servicing of our point-of-sale finance products and our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure.

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

Depreciation associated with rental merchandise (totaling $25.0 million for the three months ended March 31, 2014)
for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $4.0 million for the three months ended March 31, 2014, $1.2 million for the three months ended December 31, 2013, $3.9 million for the three months ended September 30, 2013, $1.7 million for the three months ended June 30, 2013, and $5.6 million for the three months ended March 31, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2014	2013				2012
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$215,182	$236,740	$248,584	$252,036	$263,265	$294,167	$326,557	$356,897
Percent 30 or more days past due	12.0%	12.5%	10.9%	9.2%	9.4%	10.0%	11.0%	9.9%
Percent 60 or more days past due	9.2%	9.2%	7.8%	6.3%	7.0%	7.2%	8.1%	6.9%
Percent 90 or more days past due	6.7%	6.4%	5.2%	4.3%	4.9%	5.1%	5.8%	4.6%
Average managed receivables	$227,109	$242,272	$246,147	$255,669	$277,457	$309,025	$340,628	$378,227
Total yield ratio	45.4%	33.3%	36.3%	31.8%	29.4%	15.7%	23.5%	24.2%
Combined gross charge-off ratio	23.8%	19.1%	14.6%	16.9%	18.5%	16.5%	15.3%	20.7%
Adjusted charge-off ratio	19.8%	15.2%	10.7%	12.2%	14.1%	12.7%	11.4%	15.1%

Managed receivables levels. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given our closure largely in 2008 and 2009 of substantially all credit card accounts underlying the portfolios. Moreover, we have effectively curtailed our credit card marketing efforts with the exception of small amounts of credit card originations in the U.K. associated with ongoing testing Nevertheless, because of the rapid receivables growth we are experiencing and expect to continue to experience over the coming quarters associated with our point-of-sale finance offerings, the rate of decline in our managed receivables levels fell significantly during 2013, and we now expect growth in our managed receivables levels over coming quarters. Future periods' growth is also largely dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations continues to undergo a product shift that resulted in the suspension of new account originations with us for our installment lending product. This disruption will last into the second quarter and will result in declining managed receivables during that quarter.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2013.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

Given that the vast majority of our credit card accounts have been closed and there has been no significant new activity for these accounts in the past several quarters, there have been year-over-year declines in our delinquency statistics of our credit card accounts relative to corresponding dates in prior years. This trend reversed in the fourth quarter of 2013 primarily due to growth in our point of sale finance operations which generally experience higher delinquency rates than those of our liquidating credit card portfolios. Additionally, our credit card originations in the U.K. have experienced higher than average delinquency rates. We also note, however, the effects on our first quarter 2012 delinquency and charge-off statistics of a unique transaction opportunity.  In that quarter, we sold for a total of $10.4 million, a price that we viewed as attractive, $44.0 million in face value of our 2007 non-U.S. acquired portfolio (the "Non-U.S. Acquired Portfolio") credit cards receivable associated with late-stage delinquent accounts that had not yet reached the 180-day charge-off threshold.  These receivables had a GAAP carrying value of $9.8 million on the sale date, thereby rendering an insignificant gain upon their sale.  This transaction had two effects on our managed receivables data:  (1) the future periods’ charge off of these receivables was accelerated into the first quarter of 2012 through our treatment of the accounts as having been charged off in all of our managed receivables charge-off ratios contemporaneous with the sale of these receivables; and (2) the removal of these late-stage delinquent accounts from our managed receivables balances contributed to a better-than-typical improvement in our delinquency statistics as of June 30, 2012.  Given this acceleration, we experienced a slight increase in our delinquency rates as of September 30 and December 31, 2012, in part due to the aforementioned transaction, but also in part to the effects of higher delinquency rates associated with our credit card originations in the U.K.

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

Certain of our prior originated credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these particular originated receivables relative to all of our other outstanding credit card receivables, all things being equal, one would expect reduced charge-off ratios for these receivables. However, this trend was muted to some degree simply due to a change in the mix of our receivable balances due to growth within our point-of-sale finance operations that have slightly higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with credit card origination efforts in the U.K.

During 2013, we experienced a general trending decline in our quarterly charge-off ratios. Such ratios declined based largely on the longer weighted average age and maturity of our managed receivables portfolio. This trend reversed somewhat in the fourth quarter of 2013 due primarily to growth within our point-of-sale finance operations that have slightly higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with credit card origination efforts in the U.K.

The continued growth in our point-of-sale finance operations continues to result in higher charge-off ratios than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on our rapidly growing new product offerings such as was experienced during the fourth quarter of 2013, offset by lower charge offs associated with ongoing credit card origination efforts in the U.K. due to reduced marketing levels associated with this product and (3) an overall decline in the managed receivables base as discussed above, coupled with prior period originations reaching peak chargeoff during the same period.

Total yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from certain higher-yielding credit card receivables that we originated prior to 2008. Those particular originated receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield ratios as well. Additionally, our total yield ratio has been adversely affected over the past several quarters by our Non-U.S. Acquired Portfolio acquisition. Its total yields are below average compared to our other portfolios, and the rate of decline in receivables in this portfolio has lagged behind the rate of decline in receivables in our other portfolios, thus continuing to suppress our total yield ratio.

Offsetting the historical impacts noted above, is growth in our newer, higher yielding products, including our point-of-sale finance product and our originated U.K. credit card products. While this growth has contributed to increases in our total yield ratio, we expect this growth will slow or even modestly reverse the trend of our declining charge-off rates as discussed above because we expect these accounts to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale products over the next few quarters and continued accretive effects of this growth on our total yield ratios.

Although we have seen generally improving total yield ratio trend-lines, our first quarter 2014 total yield ratio was also positively impacted by the decline in the managed receivables base discussed above as well as recoveries on investments in securities in excess of their carrying value. Absent these recoveries, our total yield ratio would have been 41.6% in the first quarter of 2014. Additionally, our fourth quarter 2012 total yield ratio was depressed by a $5.5 million write-down of our investments in non-marketable debt and equity securities.  Absent this write-down, our total yield ratio would have been 22.9% in the fourth quarter of 2012.

Rental Merchandise
The following table presents certain trends associated with our merchandise leasing activities within our Credit and Other Investments segment (in thousands; percentages of total):

	At or for the three months ended
	2014	2013
	Mar. 31	Dec. 31	Sept. 30
Period-end rental merchandise, net of accumulated amortization	$22,052	$28,849	$16,976
Period-end rental merchandise accounts	99	83	42
Average rental merchandise, net of accumulated amortization	$25,342	$22,804	$8,493
Other income ratio	(51.7)%	46.7%	38.1%

Average rental merchandise. Rental merchandise offerings comprise a significant part of our point-of-sale finance suite of products. Our merchandise leasing activities accelerated during the third quarter of 2013, and prior to this quarter, we had no significant experience or trends with this particular type of product. Subject to the availability of capital on desirable terms, we expect significant ongoing quarterly growth in our rental merchandise activities in future quarters with the exception of the second quarter of 2014 due to the aforementioned disruption in new account originations. As is noted in the table above, our rental merchandise declined for the quarter. Key drivers of this decline include: 1) depreciation of existing rental merchandise coupled with a decline in new originations due to the ongoing disruption of new account originations discussed above and 2) accelerated depreciation of certain rental merchandise due to early payoffs of outstanding rental contracts related to early payment incentives and seasonally strong payment patterns associated with year-end tax-refunds for most of our customers.

Other income ratio. The numerator of our other income ratio equals gross revenues associated with our leasing activities less depreciation of our rental merchandise. The denominator of our other income ratio equals average rental merchandise as disclosed in the table above. Given the rapid growth in these operations, the timing of new account originations could significantly impact our quarterly ratios. The disruption in new account originations and the impact of early payoffs mentioned above resulted in a negative other income ratio for the first quarter of 2014, as our rental merchandise balance and related payments declined. As a customer's previous rental payments (which are treated as rental revenues and included as a component of our other income ratio, sometimes in prior quarters) are applied when determining an early payoff amount, these early payoff amounts are often for less than the remaining book value of the associated depreciable asset, negatively impacting our other income ratio.

Because of our limited history with our merchandise leasing activities as well as the expected disruptions in new account originations during the second quarter of 2014 discussed above, we expect to see some short-term variations in our other income ratio.

Auto Finance Segment

Our Auto Finance segment historically included a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, principally purchases and/or services loans secured by automobiles from or for, and also provides floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  We have expanded these operations to also include certain installment lending products in addition to our traditional loans secured by automobiles.  While not currently material, these loans could represent a meaningful investment in the future.

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

Collectively, as of March 31, 2014, we served more than 650 dealers through our Auto Finance segment in 39 states.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2014	2013				2012
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$59,440	$63,491	$59,249	$60,706	$60,449	$64,158	$67,858	$72,886
Percent 30 or more days past due	11.0%	13.1%	12.3%	12.1%	10.0%	14.0%	13.3%	10.7%
Percent 60 or more days past due	4.4%	4.3%	4.2%	3.6%	3.6%	5.0%	5.4%	3.6%
Percent 90 or more days past due	1.9%	1.7%	1.6%	1.1%	1.5%	2.1%	2.4%	1.1%
Average managed receivables	$60,949	$61,263	$59,126	$60,359	$61,803	$65,065	$69,538	$75,877
Total yield ratio	38.5%	40.2%	41.0%	25.5%	40.9%	40.6%	38.1%	37.5%
Combined gross charge-off ratio	1.0%	4.0%	4.4%	4.1%	2.2%	6.4%	4.5%	4.9%
Recovery ratio	2.1%	1.6%	1.8%	2.2%	5.1%	3.5%	3.9%	4.7%

Managed receivables.  Average managed receivables have gradually declined because we curtailed purchasing and origination activities within our ACC and JRAS operations prior to 2011 and those receivables have declined over time. For all of the periods set forth above, only CAR continues to purchase/originate loans, but until the second quarter of 2013, it had not done so at growth levels significant enough to offset the gradual liquidation of our ACC and JRAS portfolios’ managed receivables. ACC and JRAS managed receivables are substantially liquidated at this point, and we are beginning to see and expect stability in the level of our managed receivables with growth as receivable purchase opportunities arise. Although we seek to expand our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

Delinquencies.  Our ACC and JRAS receivables are substantially liquidated and are at relatively insignificant levels relative to our better performing CAR receivables, which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates; this fact and a recovering economy accounted for our generally improving delinquency statistics at the end of the second quarter of 2012. Because the JRAS and ACC receivables are relatively insignificant, we do not expect any material further improvements in our delinquency statistics associated with further liquidations of these receivables. Delinquencies rose somewhat within our CAR receivables portfolio in the third and fourth quarters of 2012, primarily due to seasonal patterns and a slightly weakened market. These delinquency rates abated in 2013 and the current levels we are experiencing more closely represent what we would expect going forward. Delinquency rates generally benefit in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.   We are not generally concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against credit losses.

Total yield ratio.  With the exception of the second quarter of 2013, we experienced a general trend-line of improving total yield ratios compared to prior year periods throughout 2013 due in part to liquidation of the JRAS and ACC receivables, thereby causing the higher yielding CAR receivables to comprise a larger percentage of our average managed auto finance receivables. This increasing trend is generally expected to cease as the impact of the JRAS and ACC receivables are no longer a significant component of the overall pool of receivables and as such we expect this ratio to remain relatively stable throughout the remainder of 2014. The slight decrease in total yield experienced during the first quarter of 2014 was caused by disruptions due to new systems implementations during the quarter. The significant decrease in the second quarter of 2013 was caused by the adverse effects of a $2.4 million reserve associated with a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011; excluding the impact of this reserve, our second quarter 2013 total yield ratio would have been 41.1% (and we would have had GAAP Auto Finance segment income during that quarter).

Combined gross charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries, and the denominator of which is average managed receivables.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables and because of significantly improved performance of the ACC and JRAS receivables due both to the aging of the portfolios and some economic recovery and better than expected tax refund seasonal effects, our combined gross charge-off ratio declined significantly in the first quarter of 2014. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower combined gross charge-off ratios. In the first quarter of 2013, we experienced recovery sales associated with our former JRAS operations, which helped to improve our recovery ratio and combined gross charge-off ratio in that quarter.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but more importantly, we expect our recovery rate to fall gradually with the declining effects of ACC and JRAS on our operations; CAR experiences significantly lower charge offs and recoveries than we experienced with respect to ACC and JRAS.

Future Expectations

Our CAR operations continue to perform well in the current environment (achieving consistent profitability) and are expected to continue at current levels for the foreseeable future. Because ACC’s and JRAS’s receivables are now substantially liquidated, the history of negative effects of these operations on our Auto Finance segment results should be abated in future periods.  We continue to focus on growing our profitable CAR operations primarily from the addition of new branch operations in 2013, which we expect to add to this segment's profitability throughout 2014.

Liquidity, Funding and Capital Resources

As noted elsewhere in this Report, a reduction in capital available to fund sub-prime credit card receivables at acceptable advance rates and terms (coupled to some degree with constraints on credit card asset returns in the U.S.) caused us to cease credit card marketing operations in the U.S. beginning in late 2007 and to close substantially all of our credit card accounts (other than those associated with our originated U.K. accounts). Until the third quarter of 2013, we experienced net liquidations of our managed receivables at faster rates than we were able to reduce our costs. This resulted from the significant level of fixed infrastructure costs that had built up to support our significant legacy credit card lending operations. Our infrastructure costs are still high now, and while we had in the past been focused on cost reduction, our primary focus now is on growing our point-of-sale finance offerings so that our revenues from these product offerings can cover our infrastructure costs and return us to profitability. In this regard, we experienced, for the first time in several years, growth in our earning assets (consisting of our managed receivables and rental merchandise) during the last two quarters of 2013, and we expect to continue to experience growth in future quarters. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations continues to undergo a product shift that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. This disruption will last into the second quarter and will result in slower growth for that quarter. Further, this disruption resulted in net contraction in our earning assets in the first quarter of 2014, and will likely result in a net contraction in the second quarter as well.

Accordingly, we expect our key challenges in the coming quarters to be (i) containing costs (as opposed to our recent focus on reducing expenses) and (ii) obtaining the funding necessary to meet capital needs required by the growth of our new product offerings and to cover our infrastructure costs until our new product offerings generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given that the next redemption date for the remaining $0.5 million outstanding balance on our 3.625% convertible senior notes is May 30, 2015 and the remaining $139.5 million outstanding balance on our 5.875% convertible senior notes is not due for repayment until 2035. As such, the only facilities that could represent near-term refunding or refinancing needs as of March 31, 2014 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring May 17, 2015) that is secured by the financial and operating assets of the entity	$4.0
Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	8.3
Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	20.5
Total	$32.8

Further details concerning the above debt facilities are provided in Note 7, “Notes Payable,” and Note 8, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new product offering assets should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

While not representing a debt facility, we also note that there may be liquidity risks associated with our uncertain tax positions. Although we believe we are several years away from ultimate resolution, and possible settlement and payment, with respect to our uncertain tax positions, including those taken in the 2007 and 2008 years under audit by the Internal Revenue Service, it is possible that we may ultimately resolve one or more uncertain tax positions in a manner that results in a significant payment. Substantially all of our $57.1 million income tax liability at March 31, 2014 represents our liability accrued for uncertain tax positions.

At March 31, 2014, we had $47.1 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2014 are as follows:

•
During the three months ended March 31, 2014, we used $13.5 million of cash flows from operations compared to the use of $6.7 million of cash flows from operations during the three months ended March 31, 2013. The increase was principally related to (1) lower collections of credit card finance charge receivables in the three months ended March 31, 2014 relative to the same period in 2013, given diminished receivables levels, and (2) purchases of rental merchandise associated with our point-of-sale finance operations during the three months ended March 31, 2014.

•
During the three months ended March 31, 2014, we generated $11.0 million of cash from our investing activities, compared to generating $23.9 million of cash from investing activities during the three months ended March 31,

2013.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2014 based on the shrinking size of our liquidating credit card and auto finance receivable portfolios, offset by growth in our point-of-sale finance product as well as our U.K. originated credit card receivables.

•
During the three months ended March 31, 2014, we used $1.3 million of cash in financing activities, compared to our use of $13.1 million of cash in financing activities during the three months ended March 31, 2013. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both years are borrowings associated with our new credit products.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our point-of-sale finance activities as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized as of May 9, 2014 to repurchase up to 5,000,000 shares of our common stock through June 30, 2016.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Valuation Allowances Against Net Deferred Tax Assets

Certain of our deferred tax assets relate to federal, foreign and state net operating losses, and the realization of our net deferred tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of these net operating loss carry-forwards. Our recorded tax benefits (or deferred tax assets) associated with net operating loss carry-forwards exceed our net deferred tax assets, and we provide valuation allowances against all of our net deferred tax assets because it is more likely than not that we will not be able to use our net operating losses to reduce future tax liabilities in applicable federal, foreign and state tax jurisdictions. To the extent we are able to realize recorded tax benefits associated with some or all of our net operating losses, our financial position could improve materially relative to that reported on our March 31, 2014 consolidated balance sheet.

Rental Merchandise

Our rental merchandise includes consumer electronics, furniture, jewelry and other consumer goods that we initially record on our consolidated balance sheets at our cost. After our initial recording of the rental merchandise at cost, we reduce its carrying value for depreciation thereof. We typically depreciate our rental merchandise over contract rental periods, generally 12 months (monthly agreements) or 26 periods (bi-weekly agreements) under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers' use of the rental merchandise. Currently, we do not maintain any levels of rental merchandise beyond what actually has been rented to our customers under our contracts with them.

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

Related Party Transactions

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the three months ended March 31, 2014, we received $51,492 of reimbursed costs from HBR associated with these leased employees.

Forward-Looking Information
We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, income ratios, net interest margins, long-term shareholder returns, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, loss exposure and loss provisions, delinquency and charge-off rates, the effects of account actions we may take or have taken, changes in collection programs and practices, changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our point-of-sale finance operations, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the performance of our Auto Finance segment, our plans in the United Kingdom (“U.K.”), the impact of our U.K. Portfolio of originated credit card receivables on our financial performance, the sufficiency of available capital, the prospect for improvements in the capital and finance markets, future interest costs, sources of funding operations and acquisitions, growth and profitability of our point-of-sale finance operations, our entry into international markets, our ability to raise funds or renew financing facilities, share repurchases, debt retirement, the results associated with our equity-method investees, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.
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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of the net contraction of our receivables levels over the last few years, uncertainties as to our business model going forward and our inability to achieve consistent earnings from our operations in recent years.

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

We are subject to foreign economic and exchange risks. Because of our operations in the U.K., we have exposure to fluctuations in the U.K. economy, and such fluctuations recently have been negative. We also have exposure to fluctuations in the relative values of the U.S. dollar and the British pound. Because the British pound has experienced a net decline in value relative to the U.S. dollar since we commenced our most significant operations in the U.K., we have experienced significant transaction and translation losses within our financial statements.

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
As of March 31, 2014, Atlanticus Holding Corporation, excluding its subsidiaries, had outstanding $45.6 million of secured indebtedness, which would rank senior in right of payment to the notes; $157.4 million of senior unsecured indebtedness, which includes the convertible senior notes (at face value) and the interest accrued thereon and would rank equal in right of payment to the convertible senior notes, and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of March 31, 2014, our subsidiaries had total liabilities of approximately $223.7 million (including the $45.6 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Other than 10,781 shares of our common stock returned to us by holders of equity incentive awards to pay tax withholding obligations, there were no repurchases of equity securities during the three months ended March 31, 2014.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2016, of which 5,000,000 shares remained authorized for repurchase as of May 9, 2014. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus Holdings Corporation’s SEC Filings Unless Otherwise Indicated:

10.1	Employment Agreement with Richard R. House, Jr.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

May 15, 2014	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)