Form 10-Q
period 2014-09-30
Atlanticus Holdings Corp
filed 2014-11-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2014

of
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

As of November 7, 2014, 13,909,414 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30, 2014	December 31, 2013
Assets
Unrestricted cash and cash equivalents	$38,187	$50,873
Restricted cash and cash equivalents	22,875	18,871
Loans and fees receivable:
Loans and fees receivable, net (of $14,849 and $13,258 in deferred revenue and $19,969 and $24,214 in allowances for uncollectible loans and fees receivable at September 30, 2014 and December 31, 2013, respectively)	101,486	97,208
Loans and fees receivable, at fair value	9,007	12,080
Loans and fees receivable pledged as collateral under structured financings, at fair value	64,971	88,132
Rental merchandise, net of depreciation	12,268	28,849
Property at cost, net of depreciation	10,050	8,937
Investments in equity-method investees	31,402	35,134
Deposits	2,014	1,908
Prepaid expenses and other assets	10,135	10,243
Total assets	$302,395	$352,235
Liabilities
Accounts payable and accrued expenses	$32,730	$48,625
Notes payable, at face value	71,304	56,740
Notes payable associated with structured financings, at fair value	69,657	94,523
Convertible senior notes	96,365	95,934
Income tax liability	58,700	55,255
Total liabilities	328,756	351,077
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,426,873 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at September 30, 2014; and 15,594,325 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2013	—	—
Additional paid-in capital	211,339	210,315
Accumulated other comprehensive loss	(1,090)	(737)
Retained deficit	(236,612)	(208,414)
Total shareholders’ equity	(26,363)	1,164
Noncontrolling interests	2	(6)
Total equity	(26,361)	1,158
Total liabilities and equity	$302,395	$352,235

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Consumer loans, including past due fees	$18,481	$17,975	$55,825	$54,480
Other	51	33	325	228
Total interest income	18,532	18,008	56,150	54,708
Interest expense	(6,106)	(5,999)	(18,451)	(17,637)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	12,426	12,009	37,699	37,071
Fees and related income on earning assets	20,669	18,382	75,750	35,407
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	150	(3,329)	(1,685)	(13,478)
Provision for losses on loans and fees receivable recorded at net realizable value	(8,120)	(10,681)	(22,726)	(20,633)
Net interest income, fees and related income on earning assets	25,125	16,381	89,038	38,367
Other operating income:
Servicing income	1,058	1,713	3,532	6,918
Other income	689	1,069	2,010	3,521
Equity in income of equity-method investees	1,936	2,080	5,183	7,344
Total other operating income	3,683	4,862	10,725	17,783
Other operating expense:
Salaries and benefits	4,544	4,421	14,306	13,201
Card and loan servicing	11,383	11,732	38,117	33,260
Marketing and solicitation	529	2,059	1,922	6,580
Depreciation	11,285	5,108	53,566	5,899
Other	5,973	5,365	16,304	16,521
Total other operating expense	33,714	28,685	124,215	75,461
Loss before income taxes	(4,906)	(7,442)	(24,452)	(19,311)
Income tax expense	(940)	(1,443)	(3,595)	(2,351)
Net loss	(5,846)	(8,885)	(28,047)	(21,662)
Net loss (income) attributable to noncontrolling interests	—	1	(151)	(79)
Net loss attributable to controlling interests	$(5,846)	$(8,884)	$(28,198)	$(21,741)
Net loss attributable to controlling interests per common share—basic	$(0.42)	$(0.65)	$(2.01)	$(1.58)
Net loss attributable to controlling interests per common share—diluted	$(0.42)	$(0.65)	$(2.01)	$(1.58)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(5,846)	$(8,885)	$(28,047)	$(21,662)
Other comprehensive loss:
Foreign currency translation adjustment	(896)	1,476	(449)	(35)
Income tax benefit (expense) related to other comprehensive income	73	(212)	96	(73)
Comprehensive loss	(6,669)	(7,621)	(28,400)	(21,770)
Comprehensive loss (income) attributable to noncontrolling interests	—	1	(151)	(79)
Comprehensive loss attributable to controlling interests	$(6,669)	$(7,620)	$(28,551)	$(21,849)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Nine Months Ended September 30, 2014 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	15,594,325	$—	$210,315	$(737)	$(208,414)	$(6)	$1,158
Compensatory stock issuances, net of forfeitures	65,600	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	(143)	(143)
Amortization of deferred stock-based compensation costs	—	—	1,076	—	—	—	1,076
Redemption and retirement of shares	(233,052)	—	(52)	—	—	—	(52)
Other comprehensive loss	—	—	—	(353)	(28,198)	151	(28,400)
Balance at September 30, 2014	15,426,873	$—	$211,339	$(1,090)	$(236,612)	$2	$(26,361)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(28,047)	$(21,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of rental merchandise	51,064	4,637
Depreciation, amortization and accretion, net	1,545	1,060
Losses upon charge off of loans and fees receivable recorded at fair value	11,646	22,480
Provision for losses on loans and fees receivable	22,726	20,633
Interest expense from accretion of discount on convertible senior notes	486	445
Income from accretion of discount associated with receivables purchases	(24,953)	(21,721)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(6,923)	(15,251)
Income from equity-method investments	(5,183)	(7,344)
Changes in assets and liabilities:
Decrease (increase) in uncollected fees on earning assets	715	(1,887)
Increase in income tax liability	3,524	2,196
(Increase) decrease in deposits	(106)	10,085
Decrease (increase) in prepaid expenses	602	(470)
(Decrease) increase in accounts payable and accrued expenses	(11,807)	4,760
Additions to rental merchandise	(34,479)	(21,613)
Other	574	3,467
Net cash used in operating activities	(18,616)	(20,185)
Investing activities
Increase in restricted cash	(4,011)	(6,037)
Investment in equity-method investees	—	(3,750)
Proceeds from equity-method investees	8,807	12,339
Investments in earning assets	(160,942)	(139,322)
Proceeds from earning assets	185,381	181,302
Purchases and development of property, net of disposals	(3,602)	(2,040)
Net cash provided by investing activities	25,633	42,492
Financing activities
Noncontrolling interests (distributions) contributions, net	(143)	26
Purchase and retirement of outstanding stock	(52)	(1,163)
Proceeds from borrowings	64,396	36,187
Repayment of borrowings	(83,564)	(65,840)
Net cash used in financing activities	(19,363)	(30,790)
Effect of exchange rate changes on cash	(340)	402
Net decrease in unrestricted cash	(12,686)	(8,081)
Unrestricted cash and cash equivalents at beginning of period	50,873	67,915
Unrestricted cash and cash equivalents at end of period	$38,187	$59,834
Supplemental cash flow information
Cash paid for interest	$20,159	$19,176
Net cash income tax payments	$71	$154

Supplemental non-cash information
Issuance of stock options and restricted stock	$931	$522
Notes payable associated with capital leases	$160	$152

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2014 and 2013

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

Components of our loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2013	Additions	Subtractions	Balance at September 30, 2014
Loans and fees receivable, gross	$134.7	$211.8	$(210.2)	$136.3
Deferred revenue	(13.3)	(26.6)	25.1	(14.8)
Allowance for uncollectible loans and fees receivable	(24.2)	(22.7)	26.9	(20.0)
Loans and fees receivable, net	$97.2	$162.5	$(158.2)	$101.5
	Balance at December 31, 2012	Additions	Subtractions	Balance at September 30, 2013
Loans and fees receivable, gross	$89.1	$178.7	$(150.8)	$117.0
Deferred revenue	(8.3)	(24.7)	21.8	(11.2)
Allowance for uncollectible loans and fees receivable	(11.2)	(20.6)	10.3	(21.5)
Loans and fees receivable, net	$69.6	$133.4	$(118.7)	$84.3

As of September 30, 2014 and September 30, 2013, the weighted average remaining accretion periods for the $14.8 million and $11.2 million, respectively, of deferred revenue reflected in the above tables were 11 months and 13 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(8.5)	$(1.4)	$(10.5)	$(20.4)
Provision for loan losses	(1.2)	(0.3)	(6.6)	(8.1)
Charge offs	4.8	0.7	3.6	9.1
Recoveries	(0.1)	(0.3)	(0.2)	(0.6)
Balance at end of period	$(5.0)	$(1.3)	$(13.7)	$(20.0)

For the Nine Months Ended September 30, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Provision for loan losses	(8.2)	(0.2)	(14.3)	(22.7)
Charge offs	15.1	1.2	12.3	28.6
Recoveries	(0.3)	(0.9)	(0.5)	(1.7)
Balance at end of period	$(5.0)	$(1.3)	$(13.7)	$(20.0)
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(0.3)	$(0.4)
Balance at end of period collectively evaluated for impairment	$(5.0)	$(1.2)	$(13.4)	$(19.6)
Loans and fees receivable:
Loans and fees receivable, gross	$9.6	$68.1	$58.6	$136.3
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$0.3	$0.5
Loans and fees receivable collectively evaluated for impairment	$9.6	$67.9	$58.3	$135.8

For the Three Months Ended September 30, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(6.3)	$(1.2)	$(6.1)	$(13.6)
Provision for loan losses	(5.7)	(0.5)	(4.5)	(10.7)
Charge offs	1.5	0.6	1.0	3.1
Recoveries	—	(0.3)	—	(0.3)
Balance at end of period	$(10.5)	$(1.4)	$(9.6)	$(21.5)

For the Nine Months Ended September 30, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Provision for loan losses	(11.6)	0.2	(9.2)	(20.6)
Charge offs	5.8	2.9	3.2	11.9
Recoveries	(0.1)	(1.4)	(0.1)	(1.6)
Balance at end of period	$(10.5)	$(1.4)	$(9.6)	$(21.5)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(10.5)	$(1.4)	$(9.6)	$(21.5)
Loans and fees receivable:
Loans and fees receivable, gross	$19.6	$59.2	$38.2	$117.0
Loans and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans and fees receivable collectively evaluated for impairment	$19.6	$59.2	$38.2	$117.0

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	September 30, 2014	December 31, 2013
Current loans receivable	$109.2	$103.3
Current fees receivable	3.9	6.0
Delinquent loans and fees receivable	23.2	25.4
Loans and fees receivable, gross	$136.3	$134.7

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of September 30, 2014 and December 31, 2013 is as follows:

Balance at September 30, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.6	$5.8	$2.7	$9.1
60-89 days past due	0.7	2.0	2.3	5.0
90 or more days past due	2.9	1.8	4.4	9.1
Delinquent loans and fees receivable, gross	4.2	9.6	9.4	23.2
Current loans and fees receivable, gross	5.4	58.5	49.2	113.1
Total loans and fees receivable, gross	$9.6	$68.1	$58.6	$136.3
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.8	$4.4	$6.2

Balance at December 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$1.6	$5.6	$2.5	$9.7
60-89 days past due	1.9	1.7	2.2	5.8
90 or more days past due	5.6	1.1	3.2	9.9
Delinquent loans and fees receivable, gross	9.1	8.4	7.9	25.4
Current loans and fees receivable, gross	12.8	55.1	41.4	109.3
Total loans and fees receivable, gross	$21.9	$63.5	$49.3	$134.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.1	$3.2	$3.3

Income taxes

We experienced negative effective income tax benefit rates of 19.2% and 14.7% for the three and nine months ended September 30, 2014, respectively versus 19.4% and 12.2% for the three and nine months ended September 30, 2013, respectively.  Our negative effective income tax benefit rates resulted principally from (1) the effects of legislative changes enacted during 2014 in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions in both the three and nine months ended September 30, 2014 and 2013, and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets in both the three and nine months ended September 30, 2014 and 2013.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.9 million of potential interest and penalties associated with these uncertain tax positions during the three and nine months ended September 30, 2014, respectively, compared to $1.5 million and $2.4 million during the three and nine months ended September 30, 2013, respectively. To the extent interest and penalties are not assessed as a result of resolution of an uncertain tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in either of the three and nine months ended September 30, 2014 and 2013.

Currently, we are awaiting Joint Committee on Taxation review and approval of a tentative settlement we have reached with the Appeals Division of the Internal Revenue Service. The settlement is with respect to uncertain tax positions reflected within net operating losses that we incurred in 2007 and 2008 and that we carried back to obtain tentative refunds of federal taxes paid in earlier years dating back to 2003. If approved in its current form, the tentative settlement will result in a material release of liabilities that are reflected on our consolidated balance sheet. Nevertheless, given prevailing uncertainties and the unpredictability of the Joint Committee on Taxation review process, we have not recorded the potential impact of this release, although we believe that upon effective settlement, it could be material to our results of operations and financial position.
Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fees on credit products	$4,223	$7,165	$16,017	$16,466
Changes in fair value of loans and fees receivable recorded at fair value	6,217	9,296	12,884	34,361
Changes in fair value of notes payable associated with structured financings recorded at fair value	(3,653)	(3,535)	(5,961)	(19,110)
Rental revenue	11,400	5,446	48,043	5,446
Other	2,482	10	4,767	(1,756)
Total fees and related income on earning assets	$20,669	$18,382	$75,750	$35,407

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after September 30, 2014, and based on our evaluation, other than as disclosed below, we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

In November 2014, we agreed to purchase $44.6 million aggregate principal amount of 5.875% convertible senior notes due 2035 (“5.875% convertible senior notes”) for $18.5 million plus accrued interest from unrelated third parties.  Our purchase of the notes is subject to obtaining financing and other closing conditions.  Upon acquisition, the notes will be retired.

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

As of both September 30, 2014 and December 31, 2013, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2014 and 2013 revenues were generated outside of the U.S.

Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$12,209	$6,272	$18,481
Other	51	—	51
Total interest income	12,260	6,272	18,532
Interest expense	(5,773)	(333)	(6,106)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$6,487	$5,939	$12,426
Fees and related income on earning assets	$20,587	$82	$20,669
Servicing income	$909	$149	$1,058
Depreciation of rental merchandise	(10,318)	—	(10,318)
Equity in income of equity-method investees	$1,936	$—	$1,936
(Loss) income before income taxes	$(6,231)	$1,325	$(4,906)
Income tax expense	$(465)	$(475)	$(940)

Nine months ended September 30, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$38,097	$17,728	$55,825
Other	325	—	325
Total interest income	38,422	17,728	56,150
Interest expense	(17,417)	(1,034)	(18,451)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$21,005	$16,694	$37,699
Fees and related income on earning assets	$75,544	$206	$75,750
Servicing income	$3,039	$493	$3,532
Depreciation of rental merchandise	(51,064)	—	(51,064)
Equity in income of equity-method investees	$5,183	$—	$5,183
(Loss) income before income taxes	$(27,955)	$3,503	$(24,452)
Income tax expense	$(2,436)	$(1,159)	$(3,595)
Total assets	$239,240	$63,155	$302,395

Three months ended September 30, 2013	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$12,223	$5,752	$17,975
Other	33	—	33
Total interest income	12,256	5,752	18,008
Interest expense	(5,640)	(359)	(5,999)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$6,616	$5,393	$12,009
Fees and related income on earning assets	$18,323	$59	$18,382
Servicing income	$1,476	$237	$1,713
Depreciation of rental merchandise	4,637	—	4,637
Equity in income of equity-method investees	$2,080	$—	$2,080
(Loss) income before income taxes	$(8,194)	$752	$(7,442)
Income tax expense	$(1,157)	$(286)	$(1,443)

Nine months ended September 30, 2013	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$37,133	$17,347	$54,480
Other	111	117	228
Total interest income	37,244	17,464	54,708
Interest expense	(16,582)	(1,055)	(17,637)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$20,662	$16,409	$37,071
Fees and related income on earning assets	$37,644	$(2,237)	$35,407
Servicing income	$6,280	$638	$6,918
Depreciation of rental merchandise	4,637	—	4,637
Equity in income of equity-method investees	$7,344	$—	$7,344
(Loss) income before income taxes	$(20,959)	$1,648	$(19,311)
Income tax expense	$(1,336)	$(1,015)	$(2,351)
Total assets	$299,199	$57,741	$356,940

4.	Shareholders' Equity

Retired Shares

During the three and nine months ended September 30, 2014, we repurchased and contemporaneously retired 7,302 and 19,629 shares of our common stock at an aggregate cost of $20,957 and $51,837, respectively, pursuant to the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and nine months ended September 30, 2013, we repurchased and contemporaneously retired 78,455 and 316,018 shares of our common stock at an aggregate cost of $0.3 million and $1.2 million, respectively, pursuant to open market purchases and the return of stock by holders of equity incentive awards.

We had 1,459,233 loaned shares outstanding at September 30, 2014 (1,672,656 shares as of December 31, 2013), which were originally lent in connection with our November 2005 issuance of convertible senior notes. Lent shares are retired as they are returned to us.

5.	Investments in Equity-Method Investees

Our equity-method investments outstanding at September 30, 2014 consist of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio and our 50.0% interest in a joint venture that was formed to purchase the outstanding notes issued out of the structured financing trust underlying our non-U.S. acquired credit card receivables (the “Non-U.S. Acquired Portfolio”).

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	September 30, 2014	December 31, 2013
Loans and fees receivable pledged as collateral under structured financings, at fair value	$25,467	$35,241
Investments in non-marketable debt securities, at fair value	$28,005	$36,158
Total assets	$55,806	$74,145
Notes payable associated with structured financings, at fair value	$1,461	$12,125
Total liabilities	$1,551	$12,251
Members’ capital	$54,255	$61,894

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net interest income, fees and related income on earning assets	$3,544	$3,026	$8,853	$13,600
Total other operating income	$17	$2,057	$110	$2,571
Net income	$3,267	$4,648	$7,943	$14,693
Net income attributable to our equity investment in investee	$1,936	$2,080	$5,183	$7,344

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

The above tables include our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust.  Separate financial data for this entity are as follows:

	As of
	September 30, 2014	December 31, 2013
Investments in non-marketable debt securities, at fair value	$28,005	$36,158
Total assets	$28,606	$36,770
Total liabilities	$—	$—
Members’ capital	$28,606	$36,770

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net interest income, fees and related income on earning assets	$2,515	$(407)	$4,213	$5,859
Net (loss) income	$2,503	$(418)	$4,177	$5,825
Net (loss) income attributable to our equity investment in investee	$1,252	$(210)	$2,089	$2,912

As noted in Note 7, “Notes Payable,” notes payable with a fair value of $28.0 million correspond with the $28.0 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table.

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2014 and December 31, 2013 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2014 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$110,692	$96,541
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,945
Loans and fees receivable, at fair value	$—	$—	$9,007	$9,007
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$64,971	$64,971

Assets – As of December 31, 2013 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$94,579	$92,924
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,284
Loans and fees receivable, at fair value	$—	$—	$12,080	$12,080
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$88,132	$88,132

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2014 and September 30, 2013:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2014	$12,080	$88,132	$100,212
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	9,883	9,883
Net revaluations of loans and fees receivable, at fair value	3,001	—	3,001
Settlements, net	(6,074)	(32,798)	(38,872)
Impact of foreign currency translation	—	(246)	(246)
Net transfers in and/or out of Level 3	—	—	—
Balance at September 30, 2014	$9,007	$64,971	$73,978
Balance at January 1, 2013	$20,378	$133,595	$153,973
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	26,967	26,967
Net revaluations of loans and fees receivable, at fair value	7,394	—	7,394
Settlements, net	(13,369)	(62,621)	(75,990)
Impact of foreign currency translation	—	(558)	(558)
Net transfers in and/or out of Level 3	—	—	—
Balance at September 30, 2013	$14,403	$97,383	$111,786

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2014 and December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$9,007	Discounted cash flows	Gross yield	24.5%
			Principal payment rate	3.6%
			Expected credit loss rate	12.5%
			Servicing rate	11.4%
			Discount rate	15.9%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$64,971	Discounted cash flows	Gross yield	16.0% to 27.6% (22.6%)
			Principal payment rate	1.5% to 3.0% (2.4%)
			Expected credit loss rate	6.9% to 14.0% (11.0%)
			Servicing rate	8.8% to 12.3% (10.3%)
			Discount rate	15.9% to 16.2% (16.0%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$12,080	Discounted cash flows	Gross yield	23.7%
			Principal payment rate	3.5%
			Expected credit loss rate	14.6%
			Servicing rate	14.0%
			Discount rate	15.9%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$88,132	Discounted cash flows	Gross yield	17.0% to 27.5% (23.4%)
			Principal payment rate	1.7% to 3.2% (2.6%)
			Expected credit loss rate	9.9% to 18.0% (14.9%)
			Servicing rate	9.4% to 11.8% (10.3%)
			Discount rate	15.9% to 16.2% (16.0%)

(1) Our loans and fees receivable, at fair value consist of a single portfolio with one set of assumptions.  As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2014 and December 31, 2013 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$27,500	$27,500
ACC amortizing debt facility	$—	$—	$259	$259
Amortizing debt facilities	$—	$—	$34,156	$34,156
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$5,229	$5,229
5.875% convertible senior notes	$—	$57,178	$—	$95,915
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$—	$—	$—
Economic sharing arrangement liability	$—	$—	$152	$152
Notes payable associated with structured financings, at fair value	$—	$—	$69,657	$69,657

Liabilities - As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$22,000	$22,000
ACC amortizing debt facility	$—	$—	$928	$928
Amortizing debt facilities	$—	$—	$21,411	$21,411
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$8,245	$8,245
5.875% convertible senior notes	$—	$57,007	$—	$95,484
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$97	$—	$97
Economic sharing arrangement liability	$—	$—	$354	$354
Notes payable associated with structured financings, at fair value	$—	$—	$94,523	$94,523

Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” See Note 7, “Notes Payable,” for further discussion on our notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2014 and 2013.

	Notes Payable Associated with Structured Financings, at Fair Value
	2014	2013
Beginning balance, January 1	$94,523	$140,127
Transfers in due to consolidation of equity-method investees	—	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	5,961	19,110
Repayments on outstanding notes payable, net	(30,596)	(52,273)
Impact of foreign currency translation	(231)	(570)
Net transfers in and/or out of Level 3	—	—
Ending balance, September 30	$69,657	$106,394

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the changes in fair value of notes payable associated with structured financings line item within the fees and related income on earning assets category of our consolidated statements of operations.

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the period ended September 30, 2014 and December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2014 (in Thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Notes payable associated with structured financings, at fair value	$69,657	Discounted cash flows	Gross yield	16.0% to 27.6% (22.6%)
			Principal payment rate	1.5% to 3.0% (2.4%)
			Expected credit loss rate	6.9% to 14.0% (11.0%)
			Discount rate	15.9% to 21.4% (18.3%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2013 (in Thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Notes payable associated with structured financings, at fair value	$94,523	Discounted cash flows	Gross yield	17.0% to 27.5% (23.4%)
			Principal payment rate	1.7% to 3.2% (2.6%)
			Expected credit loss rate	9.9% to 18.0% (14.9%)
			Discount rate	15.9% to 20.6% (17.7%)

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2014 and December 31, 2013 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2014	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$10,781	$79,863
Aggregate fair value of loans and fees receivable that are reported at fair value	$9,007	$60,587
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$20	$197
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$359	$2,422

As of December 31, 2013	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$16,620	$109,945
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,080	$88,132
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$31	$299
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$728	$4,555

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2014	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2013
Aggregate unpaid principal balance of notes payable	$185,182	$219,619
Aggregate fair value of notes payable	$69,657	$94,523

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of both September 30, 2014 and December 31, 2013, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of September 30, 2014, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2014 and December 31, 2013.

	Carrying Amounts at Fair Value as of
	September 30, 2014	December 31, 2013
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2014), outstanding face amount of $126.3 million bearing interest at a weighted average 4.8% interest rate (4.2% as of December 31, 2013), which is secured by credit card receivables and restricted cash aggregating $41.7 million ($58.4 million as of December 31, 2013) in carrying amount	$41.7	$58.3
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of April 2015) issued out of our Non-U.S. Acquired Portfolio securitization trust, outstanding face amount of $58.8 million bearing interest at a weighted average 6.1% interest rate (5.6% as of December 31, 2013), which is secured by credit card receivables and restricted cash aggregating $28.5 million ($36.8 million as of December 31, 2013) in carrying amount	28.0	36.2
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$69.7	$94.5

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $69.7 million in fair value of structured financing notes in the above table is $70.2 million, which means that our maximum aggregate exposure to pre-tax equity loss associated with the above structured financing arrangements is $0.5 million at September 30, 2014.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value

Other notes payable outstanding as of September 30, 2014 and December 31, 2013 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2014	December 31, 2013
Revolving credit facilities at a weighted average rate equal to 4.2% (4.7% at December 31, 2013) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $81.1 million ($83.5 million at December 31, 2013)

Revolving credit facility (expiring October 4, 2017) (1) (2)	$27.5	$22.0
Revolving credit facility (expiring May 17, 2015) (2)	4.0	4.0
Amortizing facilities at a weighted average rate equal to 5.7% (8.8% at December 31, 2013) secured by certain receivables, rental streams and restricted cash with a combined aggregate carrying amount of $37.0 million ($16.5 million as of December 31, 2013)

Amortizing debt facility (expiring December 15, 2014) (3) (4)	0.2	3.3
Amortizing debt facility (expiring April 20, 2015) (3) (4)	0.4	5.8
Amortizing debt facility (expiring July 15, 2015) (3) (4)	2.4	8.3
Amortizing debt facility (expiring August 28, 2015) (3) (5)	20.0	3.5
Amortizing debt facility (expiring October 30, 2015) (3) (5)	7.9	—
Amortizing debt facility (expiring August 1, 2016) (3) (5)	3.2	0.5
Other facilities
Amortizing debt facility (expiring November 6, 2016) that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $0.8 million ($2.5 million as of December 31, 2013) (6)	0.3	0.9
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (8.8% as of September 30, 2014 and 9.1% as of December 31, 2013) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $4.5 million ($9.6 million as of December 31, 2013)	5.2	8.2
Vendor-financed software and equipment purchases at an implied rate of 15.0%, that are secured by certain equipment	0.2	0.2
Total notes payable outstanding	$71.3	$56.7

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

(4)	Loans are from the same lender and are cross-collateralized; thus, combined security interests are subject to claims upon the default of either lending arrangement.

(5)	These notes were modified to either extend the maturity date, increase the loaned amount or both.

(6)
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

	As of
	September 30, 2014	December 31, 2013
Face amount of 3.625% convertible senior notes	$450	$450
Face amount of 5.875% convertible senior notes	139,387	139,467
Discount	(43,472)	(43,983)
Net carrying value	$96,365	$95,934
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

On June 23, 2014 we announced a tender offer to purchase up to $100 million aggregate principal amount of our outstanding 5.875% convertible senior notes. Following the expiration of the offer on July 28, 2014, we repurchased $80,000 aggregate principal amount of outstanding 5.875% convertible senior notes for $25,200.

9.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £0.8 million ($1.3 million) at September 30, 2014 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.  At September 30, 2014, the available lines of credit mentioned above are related to cards issued under programs in the U.K.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2014, CAR had unfunded outstanding floor-plan financing commitments totaling $9.1 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under our point-of-sale finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $102.7 million at September 30, 2014. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2014, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable. In October 2013, we were released from certain contingent liabilities which resulted in the release of $4.4 million of cash previously held in escrow and previously included on our consolidated balance sheet as a deposit within our prepaid expenses and other assets category.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation as a system of record provider under an agreement that extends through October 2015. If Atlanticus Services Corporation were to terminate its U.S. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($4.2 million as of September 30, 2014).

Currently, HM Revenue and Customs (“HMRC”) within the U.K. is in the preliminary stages of conducting a review principally into filings by one of our U.K. subsidiaries to reclaim valued-added taxes (“VAT”) that it paid on its inputs and that it believed and continues to believe were and are eligible to be reclaimed. Some of these filings have been honored and refunds have therefore been issued to our U.K. subsidiary, and some of the filings have been delayed along with associated refunds pending the outcome of the HMRC review. Given the nature and current early stage of the review and the uncertainties associated therewith, we cannot currently confirm that our U.K. subsidiary will receive all of the VAT tax refunds receivable (aggregating $1.5 million) reflected on our consolidated balance sheet or that our U.K. subsidiary will not be required to return to HMRC any VAT refunds it previously received. Accordingly, there there is a potential material adverse effect of this HMRC review on our future consolidated results of operations or consolidated financial position.

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

The following table sets forth the computations of net loss per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to controlling interests	$(5,846)	$(8,884)	$(28,198)	$(21,741)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,970	13,717	14,013	13,781
Effect of dilutive stock compensation arrangements (2)	—	—	—	—
Diluted (including unvested share-based payment awards) (1)	13,970	13,717	14,013	13,781
Net loss attributable to controlling interests per common share—basic	$(0.42)	$(0.65)	$(2.01)	$(1.58)
Net loss attributable to controlling interests per common share—diluted	$(0.42)	$(0.65)	$(2.01)	$(1.58)

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 519,823 and 547,720 for the three and nine months ended September 30, 2014, compared to 270,472 and 240,100 shares for the three and nine months ended September 30, 2013.

(2)
The effect of dilutive options is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded all of our stock options from our net loss per share computations for the three and nine months ended September 30, 2014 and 2013.

For the three and nine months ended September 30, 2014 and 2013, there were no shares potentially issuable and thus includible in the diluted net loss attributable to controlling interests per common share calculations under our 3.625% convertible senior notes and 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the 3.625% convertible senior notes and 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 22,246 and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.    Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2014 Equity Incentive Plan (the “2014 Plan”).  As of September 30, 2014, 44,939 shares remained available for issuance under the ESPP and 727,500 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related benefits or charges to additional paid-in capital during the three and nine months ended September 30, 2014 and 2013.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2014 and 2013, we granted 65,600 and 150,472 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.2 million and $0.5 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock generally vests over a range of 12 to 60 months and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2014, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.7 million with a weighted-average remaining amortization period of 1.3 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options could range from 0 to 5 years.  We had expense of $298,518 and $0 related to stock option-related compensation costs during the nine months ended September 30, 2014 and 2013, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	September 30, 2014
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—
Issued	450,000	$2.52
Outstanding at September 30, 2014	450,000	$2.52	4.4	$—
Exercisable at September 30, 2014	—	$—		$—

As of September 30, 2014, we had $0.4 million of unamortized deferred compensation costs associated with non-vested stock options.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) the expansion of our point-of-sale and direct-to-consumer finance products; (2) the acquisition of additional financial assets associated with our point-of-sale finance activities as well as the acquisition of receivables portfolios; (3) investments in other assets or businesses that are not necessarily financial services assets or businesses; (4) the repurchase of our convertible senior notes and other debt or our outstanding common stock; and (5) the servicing of receivables and related financial assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2014	2013	from 2013 to 2014
Total interest income	$18,532	$18,008	$524
Interest expense	(6,106)	(5,999)	(107)
Fees and related income on earning assets:
Fees on credit products	4,223	7,165	(2,942)
Changes in fair value of loans and fees receivable recorded at fair value	6,217	9,296	(3,079)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(3,653)	(3,535)	(118)
Rental revenue	11,400	5,446	5,954
Other	2,482	10	2,472
Other operating income:
Servicing income	1,058	1,713	(655)
Other income	689	1,069	(380)
Equity in income equity-method investees	1,936	2,080	(144)
Total	$36,778	$35,253	$1,525
Losses upon charge off of loans and fees receivable recorded at fair value	(150)	3,329	3,479
Provision for losses on loans and fees receivable recorded at net realizable value	8,120	10,681	2,561
Other operating expenses:
Salaries and benefits	4,544	4,421	(123)
Card and loan servicing	11,383	11,732	349
Marketing and solicitation	529	2,059	1,530
Depreciation	11,285	5,108	(6,177)
Other	5,973	5,365	(608)
Net loss	(5,846)	(8,885)	3,039
Net income attributable to noncontrolling interests	—	1	(1)
Net loss attributable to controlling interests	(5,846)	(8,884)	3,038

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2014	2013	from 2013 to 2014
Total interest income	$56,150	$54,708	$1,442
Interest expense	(18,451)	(17,637)	(814)
Fees and related income on earning assets:
Fees on credit products	16,017	16,466	(449)
Changes in fair value of loans and fees receivable recorded at fair value	12,884	34,361	(21,477)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(5,961)	(19,110)	13,149
Rental revenue	48,043	5,446	42,597
Other	4,767	(1,756)	6,523
Other operating income:
Servicing income	3,532	6,918	(3,386)
Other income	2,010	3,521	(1,511)
Equity in income equity-method investees	5,183	7,344	(2,161)
Total	$124,174	$90,261	$33,913
Losses upon charge off of loans and fees receivable recorded at fair value	1,685	13,478	11,793
Provision for losses on loans and fees receivable recorded at net realizable value	22,726	20,633	(2,093)
Other operating expenses:
Salaries and benefits	14,306	13,201	(1,105)
Card and loan servicing	38,117	33,260	(4,857)
Marketing and solicitation	1,922	6,580	4,658
Depreciation	53,566	5,899	(47,667)
Other	16,304	16,521	217
Net loss	(28,047)	(21,662)	(6,385)
Net income attributable to noncontrolling interests	(151)	(79)	(72)
Net loss attributable to controlling interests	(28,198)	(21,741)	(6,457)

Three and Nine Months Ended September 30, 2014, Compared to Three and Nine Months Ended September 30, 2013

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our point-of-sale finance, credit card and auto finance receivables. Period-over-period results reflect continued growth in our point-of-sale finance products, offset, however, by continued net liquidations of our credit card and auto finance receivables over the past year. We are currently experiencing growth in our point-of-sale finance products and our CAR receivables—growth which should cause us to experience net period over period growth in our total interest income within the next few quarters. Future periods' growth is also largely dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. This disruption lasted into the second quarter and continues to impact growth through lower originations.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in our point-of-sale finance operations as evidenced within Note 7, “Notes Payable,” to our consolidated financial statements. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our 2014 quarterly interest expense to be slightly above those experienced in the prior periods.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•	The growth in rental revenue we experienced with the addition of our rent-to-own program, which accelerated in the third quarter of 2013;

•	Reductions in fees on credit products, principally associated with the net liquidations of credit card accounts in the U.K.;

•	Recoveries on investments in securities in excess of their carrying value in our "Other" category;

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

As we continue to expand the rent-to-own product offerings, we expect to see continued increases in billings within the Rental revenue category. However, this growth in rental revenues slowed during the second quarter of 2014 (when compared to the first quarter of 2014) due to a product shift by one of our large retail partners. Following the completion of this product shift, we have continued to experience monthly growth. As for our fees on credit products category, which is primarily influenced by the level of our originated U.K. credit card receivables, we expect a diminishing level of fee income for the remainder of 2014 due to currently planned marketing levels for that product offering. Further, given expected future net liquidations of our credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

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

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios. In the third quarter of 2014, these reimbursements exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced period-over-period increases in this category between 2013 and 2014 due to the effects of initial elevated losses incurred on new credit product testing and more recently growth in our new installment lending product lines. We expect growth in new product receivables recorded at net realizable value to exceed any further liquidations of our auto finance receivables recorded at net realizable value. Accordingly, we expect increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume associated with our point-of-sale finance product offering (i.e., growth of new product receivables), rather than credit quality changes or deterioration. However, testing associated with our credit card product in the U.K. resulted in slightly higher provisions through the first quarter of 2014. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and nine months ended September 30, 2014, relative to the three and nine months ended September 30, 2013 reflect the following:

•	modestly higher 2014 salaries and benefits costs resulting from increases required to grow our new credit product offerings;

•
card and loan servicing expenses that are higher in 2014 based on new product efforts, the cost of such efforts overshadowing the cost effects of continuing credit card and auto finance receivables portfolio liquidations;

•
increased depreciation primarily associated with our rent-to-own program, totaling $10.3 million and $51.1 million for the three and nine months ended September 30, 2014, respectively, with no amounts in prior periods; and

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

Income Taxes. We experienced negative effective income tax benefit rates of 19.2% and 14.7% for the three and nine months ended September 30, 2014, respectively versus 19.4% and 12.2% for the three and nine months ended September 30, 2013, respectively.  Our negative effective income tax benefit rates resulted principally from (1) the effects of legislative changes enacted during 2014 in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions in both the three and nine months ended September 30, 2014 and 2013, and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets in both the three and nine months ended September 30, 2014 and 2013.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.6 million and $1.9 million of potential interest and penalties associated with these uncertain tax positions during the three and nine months ended September 30, 2014, respectively, compared to $1.5 million and $2.4 million during the three and nine months ended September 30, 2013, respectively. To the extent interest and penalties are not assessed as a result of resolution of an uncertain tax position, amounts accrued are reduced and reflected as a reduction of income tax expense. We recognized no such reductions in either of the three and nine months ended September 30, 2014 and 2013.

Currently, we are awaiting Joint Committee on Taxation review and approval of a tentative settlement we have reached with the Appeals Division of the Internal Revenue Service. The settlement is with respect to uncertain tax positions reflected within net operating losses that we incurred in 2007 and 2008 and that we carried back to obtain tentative refunds of federal taxes paid in earlier years dating back to 2003. If approved in its current form, the tentative settlement will result in a material release of liabilities that are reflected on our consolidated balance sheet. Nevertheless, given prevailing uncertainties and the unpredictability of the Joint Committee on Taxation review process, we have not recorded the potential impact of this release, although we believe that upon effective settlement, it could be material to our results of operations and financial position.
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

Depreciation associated with rental merchandise (totaling $10.3 million and $51.1 million for the three and nine months ended September 30, 2014) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $2.7 million for the three months ended September 30, 2014, $3.7 million for the three months ended June 30, 2014, $3.2 million for the three months ended March 31, 2014, $1.2 million for the three months ended December 31, 2013, $3.9 million for the three months ended September 30, 2013, $1.7 million for the three months ended June 30, 2013, and $5.6 million for the three months ended March 31, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2014			2013				2012
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$186,564	$200,147	$215,182	$236,740	$248,584	$252,036	$263,265	$294,167
Percent 30 or more days past due	11.2%	11.2%	12.0%	12.5%	10.9%	9.2%	9.4%	10.0%
Percent 60 or more days past due	8.3%	8.1%	9.2%	9.2%	7.8%	6.3%	7.0%	7.2%
Percent 90 or more days past due	5.8%	5.7%	6.7%	6.4%	5.2%	4.3%	4.9%	5.1%
Average managed receivables	$194,272	$206,657	$227,109	$242,272	$246,147	$255,669	$277,457	$309,025
Total yield ratio	42.6%	38.4%	45.4%	33.3%	36.3%	31.8%	29.4%	15.7%
Combined gross charge-off ratio	21.4%	25.5%	23.8%	19.1%	14.6%	16.9%	18.5%	16.5%
Adjusted charge-off ratio	17.7%	21.3%	19.8%	15.2%	10.7%	12.2%	14.1%	12.7%

Managed receivables levels. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given our closure of substantially all credit card accounts underlying the portfolios. Moreover, we have effectively curtailed our credit card marketing efforts. Nevertheless, because of the receivables growth we are experiencing and expect to continue to experience over the coming quarters associated with our point-of-sale finance offerings, the rate of decline in our managed receivables levels fell significantly during 2013, and we now expect the slower decline to continue over coming quarters. Future periods' growth is largely dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for our installment lending product. This disruption lasted into the second quarter and continues to impact growth through lower originations. We anticipate that new originations with this retail partner will continue to lag behind what we experienced historically, although we are seeing consistent monthly growth.

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

Certain of our prior originated credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these particular originated receivables relative to all of our other outstanding credit card receivables, as well as the longer weighted average age and maturity of our remaining managed receivables portfolio, all things being equal, one would expect reduced charge-off ratios for these receivables. However, this trend was muted to some degree simply due to a change in the mix of our receivable balances due to growth within our point-of-sale finance operations that have higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with credit card origination efforts in the U.K.

The continued growth in our point-of-sale finance operations continues to result in higher charge-off ratios than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on our rapidly growing new product offerings such as was experienced during the fourth quarter of 2013, offset by lower charge offs associated with credit card origination efforts in the U.K. due to the cessation of marketing efforts for this product and (3) an overall decline in the managed receivables base as discussed above.

Total yield ratio. As noted previously, the mix of our managed receivables generally has shifted away from certain higher-yielding credit card receivables. Those particular originated receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield ratios as well. Additionally, our total yield ratio has been adversely affected over the past several quarters by our Non-U.S. Acquired Portfolio acquisition. Its total yields are below average compared to our other portfolios, and the rate of decline in receivables in this portfolio has lagged behind the rate of decline in receivables in our other portfolios, thus continuing to suppress our total yield ratio.

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

Although we have seen generally improving total yield ratio trend-lines, our first and third quarter 2014 total yield ratios were also positively impacted by the decline in the managed receivables base discussed above as well as recoveries on investments in securities in excess of their carrying value. Absent these recoveries, our total yield ratio would have been 41.6% and 38.0% in the first and third quarters of 2014, respectively. Additionally, our fourth quarter 2012 total yield ratio was depressed by a $5.5 million write-down of our investments in non-marketable debt and equity securities.  Absent this write-down, our total yield ratio would have been 22.9% in the fourth quarter of 2012.

Rental Merchandise

The following table presents certain trends associated with our merchandise leasing activities within our Credit and Other Investments segment (in thousands; percentages of total):

	At or for the three months ended
	2014			2013
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end rental merchandise, net of accumulated amortization	$12,268	$11,082	$22,052	$28,849	16,976
Period-end rental merchandise accounts	98	96	99	83	42
Average rental merchandise, net of accumulated amortization	$11,845	$15,485	$29,047	$22,804	8,493
Other income ratio	37.9%	(21.4)%	(45.1)%	46.7%	38.1%

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

Other income ratio. The numerator of our other income ratio equals gross revenues associated with our leasing activities less depreciation of our rental merchandise. The denominator of our other income ratio equals average rental merchandise as disclosed in the table above. The timing of new account originations could significantly impact our quarterly ratios either through rapid growth or a period of slow growth, as occurred during the second quarter of 2014 for the reasons discussed above. The disruption in new account originations and the impact of early payoffs mentioned above resulted in a negative other income ratio for the first and second quarters of 2014, as our rental merchandise balance and related payments declined. As a customer's previous rental payments (which are treated as rental revenues and included as a component of our other income ratio, sometimes in prior quarters) are applied when determining an early payoff amount, these early payoff amounts are often for less than the remaining book value of the associated depreciable asset, negatively impacting our other income ratio. This trend reversed in the third quarter of 2014 as our fourth quarter 2013 and first quarter 2014 vintages have substantially passed their early payoff and peak charge-off periods.

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

Collectively, as of September 30, 2014, we served more than 600 dealers through our Auto Finance segment in 35 states, the District of Columbia and the U.S. territories of Guam and Saipan.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2014			2013				2012
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$68,102	$64,000	$59,440	$63,491	$59,249	$60,706	$60,449	$64,158
Percent 30 or more days past due	14.3%	14.6%	11.0%	13.1%	12.3%	12.1%	10.0%	14.0%
Percent 60 or more days past due	5.7%	5.1%	4.4%	4.3%	4.2%	3.6%	3.6%	5.0%
Percent 90 or more days past due	2.7%	1.8%	1.9%	1.7%	1.6%	1.1%	1.5%	2.1%
Average managed receivables	$66,428	$62,475	$60,949	$61,263	$59,126	$60,359	$61,803	$65,065
Total yield ratio	39.2%	39.1%	38.5%	40.2%	41.0%	25.5%	40.9%	40.6%
Combined gross charge-off ratio	2.2%	0.5%	1.0%	4.0%	4.4%	4.1%	2.2%	6.4%
Recovery ratio	1.5%	2.1%	2.1%	1.6%	1.8%	2.2%	5.1%	3.5%

Managed receivables.  Average managed receivables have gradually declined as we curtailed purchasing and origination activities within our ACC and JRAS operations and those receivables have declined over time. For all of the periods set forth above, only CAR continues to purchase/originate loans, but until the second quarter of 2013, it had not done so at growth levels significant enough to offset the gradual liquidation of our ACC and JRAS portfolios’ managed receivables. ACC and JRAS managed receivables are substantially liquidated at this point, and we are beginning to see and expect stability in the level of our managed receivables, with growth in our Guam and Saipan locations as well as through receivable purchase opportunities in the U.S., as occurred during the second and third quarter of 2014. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

Delinquencies.  Our ACC and JRAS receivables are substantially liquidated and are at relatively insignificant levels relative to our better performing CAR receivables, which have significantly lower late stage (60 or more days past due) delinquency and charge-off rates. Because the JRAS and ACC receivables are relatively insignificant, we do not expect any material further improvements in our delinquency statistics associated with further liquidations of these receivables. Delinquencies rose somewhat within our CAR receivables portfolio in the fourth quarter of 2012, primarily due to seasonal patterns. These delinquency rates abated in 2013 and current levels we are experiencing more closely represent what we would expect going forward with some marginal increases noted within the overall buy-here pay-here market. Delinquency rates generally benefit in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.   We are not generally concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

Total yield ratio.  With the exception of the second quarter of 2013, we experienced a general trend-line of improving total yield ratios compared to prior year periods throughout 2013 due in part to liquidation of the JRAS and ACC receivables, thereby causing the higher yielding CAR receivables to comprise a larger percentage of our average managed auto finance receivables. As JRAS and ACC receivables are no longer a significant component of the overall pool of receivables, we expect this ratio to remain relatively stable throughout the remainder of 2014 and into 2015. The slight decrease in total yield experienced during the first quarter of 2014 was caused by disruptions due to new systems implementations during the quarter. The significant decrease in the second quarter of 2013 was caused by the adverse effects of a $2.4 million reserve associated with a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011; excluding the impact of this reserve, our second quarter 2013 total yield ratio would have been 41.1% (and we would have had GAAP Auto Finance segment income during that quarter).

Combined gross charge-off ratio and recovery ratio.  We generally charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries, and the denominator of which is average managed receivables.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables our combined gross charge-off ratio declined significantly in the first quarter of 2014. Additionally benefiting the second quarter of 2014 were larger than expected recoveries associated with our ACC receivables which further reduced our combined gross charge-off ratio. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower combined gross charge-off ratios. In the first quarter of 2013, we experienced recovery sales associated with our former JRAS operations, which helped to improve our recovery ratio and combined gross charge-off ratio in that quarter.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos, but more importantly, we expect our recovery rate to fall with the declining effects of ACC and JRAS on our operations; CAR experiences significantly lower charge offs and recoveries than we experienced with respect to ACC and JRAS.

Future Expectations

Our CAR operations continue to perform well in the current environment (achieving consistent profitability) and we expect to experience increasing profits for the foreseeable future. Because ACC’s and JRAS’s receivables are now substantially liquidated, the history of negative effects of these operations on our Auto Finance segment results should be abated in future periods.  We continue to focus on growing our profitable CAR operations. New branch operations in 2013 are contributing profits and we anticipate additional branch expansion in 2015.

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

Accordingly, we will continue to focus in the coming quarters on (i) containing costs (as opposed to our recent focus on reducing expenses) (ii) obtaining new retail partners and channels to continue growth of our point-of-sale finance offerings and (iii) obtaining the funding necessary to meet capital needs required by the growth of our new product offerings and to cover our infrastructure costs until our new product offerings generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given that the next redemption date for the remaining $0.5 million outstanding balance on our 3.625% convertible senior notes is May 30, 2015 and the remaining $139.4 million outstanding balance on our 5.875% convertible senior notes is not due for repayment until 2035. As such, the only facilities that could represent refunding or refinancing needs as of September 30, 2014 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring May 17, 2015) that is secured by the financial and operating assets of the entity	$4.0
Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	5.2
Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	27.5
Total	$36.7

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

While not representing a debt facility, we also note that there are liquidity risks associated with our uncertain tax positions. Substantially all of our $58.7 million income tax liability at September 30, 2014 represents our liability accrued for uncertain tax positions. As noted elsewhere in this Report, we currently anticipate a materially favorable ultimate settlement of our uncertain tax positions relative to our associated liabilities—such ultimate settlement to occur potentially within the next six months.

At September 30, 2014, we had $38.2 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2014 are as follows:

•
During the nine months ended September 30, 2014, we used $18.6 million of cash flows from operations compared to the use of $20.2 million of cash flows from operations during the nine months ended September 30, 2013. The decrease was principally related to (1) lower collections of credit card finance charge receivables in the nine months ended September 30, 2014 relative to the same period in 2013, given diminished receivables levels, and (2) purchases of rental merchandise associated with our point-of-sale finance operations during the nine months ended September 30, 2014.

•
During the nine months ended September 30, 2014, we generated $25.6 million of cash from our investing activities, compared to generating $42.5 million of cash from investing activities during the nine months ended September 30, 2013.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2014 based on the shrinking size of our liquidating credit card and auto finance receivable portfolios as well as increased levels of fixed asset spending associated with our point-of-sale finance operations, offset by growth in our point-of-sale finance product as well as our U.K. originated credit card receivables.

•
During the nine months ended September 30, 2014, we used $19.4 million of cash in financing activities, compared to our use of $30.8 million of cash in financing activities during the nine months ended September 30, 2013. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both years are borrowings associated with our new credit products.

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
It is possible that we may ultimately resolve one or more uncertain tax positions in a manner that differs from the liabilities we have recorded associated with such positions under our recognition and measurement determinations. To the extent that our ultimate resolutions result in less liability than we have recorded associated with our uncertain tax positions (as we currently expect as noted elsewhere in this Report), we could experience a material release of liability and increase in income than our investors might otherwise expect. Alternatively, to the extent that our ultimate resolutions result in more liability than we have recorded (which we do not currently expect), our results of operations could be materially adversely affected.

Valuation Allowances Against Net Deferred Tax Assets

Certain of our deferred tax assets relate to federal, foreign and state net operating losses, and the realization of our net deferred tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of these net operating loss carry-forwards. Our recorded tax benefits (or deferred tax assets) associated with net operating loss carry-forwards exceed our net deferred tax assets, and we provide valuation allowances against all of our net deferred tax assets because it is more likely than not that we will not be able to use our net operating losses to reduce future tax liabilities in applicable federal, foreign and state tax jurisdictions. To the extent we are able to realize recorded tax benefits associated with some or all of our net operating losses, our financial position could improve materially relative to that reported on our September 30, 2014 consolidated balance sheet.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the nine months ended September 30, 2014, we received $151,048 of reimbursed costs from HBR associated with these leased employees.

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

The resolution of uncertain tax positions may be unfavorable.  Although not currently expected as noted elsewhere in this Report, the resolution of uncertain tax positions may be unfavorable relative to our associated liabilities.  Our businesses and the tax accounting for our businesses are very complex, thereby giving rise to a number of tax positions that are under consideration, and in some cases under dispute, in audits of our operations by various taxing authorities, including the Internal Revenue Service at the federal level with respect to net operating losses that we incurred in 2007 and 2008 and that we carried back to obtain tentative refunds of federal taxes paid in earlier years dating back to 2003.  It is possible that a court of ultimate jurisdiction may resolve tax positions in favor of the Internal Revenue Service or that we may ultimately settle with the Internal Revenue Service on one or more uncertain tax positions in a manner that differs from the liabilities that we have recorded associated with such positions under our recognition and measurement determinations.  The amounts involved in these audits, particularly the amounts of net operating losses that we carried back, are material.  To the extent that our ultimate resolution results in more liability than we have recorded (which we do not currently expect as noted elsewhere in this Report), we could experience a material adverse effect on our results of operations and financial position. Similarly, our ultimate resolution of uncertain tax positions in a manner favorable to the associated liabilities we have recorded (which we currently expect as noted elsewhere in this Report), could result in material enhancements to our results of operations and financial position.

Currently, HM Revenue and Customs (“HMRC”) within the U.K. is in the preliminary stages of conducting a review principally into filings by one of our U.K. subsidiaries to reclaim valued-added taxes (“VAT”) that it paid on its inputs and that it believed and continues to believe were and are eligible to be reclaimed. Some of these filings have been honored and refunds have therefore been issued to our U.K. subsidiary, and some of the filings have been delayed along with associated refunds pending the outcome of the HMRC review. Given the nature and current early stage of the review and the uncertainties associated therewith, we cannot currently confirm that our U.K. subsidiary will receive all of the VAT tax refunds receivable (aggregating $1.5 million) reflected on our consolidated balance sheet or that our U.K. subsidiary will not be required to return to HMRC any VAT refunds it previously received. Accordingly, there there is a potential material adverse effect of this HMRC review on our future consolidated results of operations or consolidated financial position.

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
As of September 30, 2014, Atlanticus Holding Corporation, excluding its subsidiaries, had outstanding $43.4 million of secured indebtedness, which would rank senior in right of payment to the notes; $159.1 million of senior unsecured indebtedness, which includes the convertible senior notes (at face value) and the interest accrued thereon and would rank equal in right of payment to the convertible senior notes, and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of September 30, 2014, our subsidiaries had total liabilities of approximately $200.2 million (including the $43.4 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Other than 7,302 shares of our common stock returned to us by holders of equity incentive awards to pay tax withholding obligations, there were no repurchases of equity securities during the three months ended September 30, 2014.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2016, of which 5,000,000 shares remained authorized for repurchase as of September 30, 2014. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

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

ATLANTICUS HOLDINGS CORPORATION

November 14, 2014	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)