Form 10-K
period 2014-12-31
Atlanticus Holdings Corp
filed 2015-03-06
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the year ended December 31, 2014

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

Atlanticus believes that its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements during 2014, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Atlanticus’ Proxy Statement for the 2015 Annual Meeting of Shareholders.

Atlanticus is a smaller reporting company and is not a shell company.

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2014 was $15.3 million. (For this purpose, directors and officers have been assumed to be affiliates, and we also have excluded 1,459,233 loaned shares at June 30, 2014.)

As of February 20, 2015, 13,926,379 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Atlanticus’ Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

In this Report, except as the context suggests otherwise, the words “Company,” “Atlanticus Holdings Corporation,” “Atlanticus,” “we,” “our,” “ours” and “us” refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors. Atlanticus owns Aspire®, Emerge®, Imagine®, Majestic®, Monument®, Salute®, Tribute®, Fortiva® and other trademarks and service marks in the U.S. and the U.K.
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
Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the availability of adequate financing to support growth;

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and products limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;

•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowances for uncollectible loans and fees receivable and estimates of loan losses used within our underwriting and analyses;

•	the possible impairment of assets;

•	our ability to manage costs in line with the expansion or contraction of our various business lines;

•	our relationship with the merchants that participate in our point-of-sale finance operations and the banks that provide certain services that are needed to operate our business lines; and

•	theft and employee errors.
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

ii

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
We are a Georgia corporation formed in 2009, as successor to an entity that commenced operations in 1996. We provide various credit and related financial services and products primarily to or associated with the financially underserved consumer credit market—a market largely represented by credit risks that regulators classify as sub-prime.

Currently, within our Credit and Other Investments segment, we are applying the experiences and infrastructure from our 18-year operating history to originate consumer loans through multiple channels, including retail point-of-sale and direct solicitation. In our point-of-sale channel, we partner with retailers and service providers in various industries across the United States ("U.S.") to provide credit to their customers for the purchase of goods and services or the rental of merchandise to their customers under rent-to-own arrangements. These products are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second-look" credit service. Using our infrastructure and technology platform, we also provide loan servicing, including underwriting, marketing, customer service and collections operations for third parties. Also through our Credit and Other Investments segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

Also within our Credit and Other Investments segment, we continue to collect on portfolios of credit card receivables. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) our point-of-sale and direct-to-consumer finance activities, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

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

Currently we no longer market or maintain open credit card accounts in the U.S. other than as part of servicing agreements with third parties. We do believe, however, that our point-of-sale and direct-to-consumer finance activities are generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue growth in this area.
Although we closely monitor and manage our expenses based on current product offerings (and in recent years have significantly reduced our overhead infrastructure which was built to accommodate higher account originations and managed receivables levels), we are maintaining our infrastructure and incurring increased overhead and other costs in order to expand point-of-sale and direct-to-consumer finance solutions and new product offerings that we believe have the potential to grow into our infrastructure and allow for long-term shareholder returns.

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

Credit and Other Investments Segment. Our Credit and Other Investments segment includes our point-of-sale and direct-to-consumer finance operations, investments in and servicing of our various credit card receivables portfolios and other testing and limited investment in consumer finance technology platforms that generally capitalize on our credit infrastructure.
As previously discussed, our point-of-sale finance operations allow retail partners to offer installment lending or revolving credit options as well as rent-to-own arrangements to their customer base. With many potential customers currently declined under traditional financing terms offered by other lenders, we are able to increase a business' customer base by approving certain of these overlooked consumers for various payment arrangements. We currently provide this service by (i) allowing retail partners access to our proprietary online application processing and (ii) offering competitively priced payment options to consumers and other offerings unique to the industry. We believe that our ability to offer customers flexibility in their payment arrangements (from installment loans and revolving credit to rent-to-own options) affords us a competitive advantage in the marketplace.
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
Substantially all of the credit card accounts underlying our credit card receivables and portfolios have been closed to new cardholder purchases since 2009. We continue to service our credit card portfolios as they continue to liquidate. Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, we price our products to reflect this higher loss rate. As such, our products are subject to greater regulatory scrutiny than the products of prime lenders who are able to price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations—Credit and Other Investments Segment” and Item 1A, “Risk Factors.”
Auto Finance Segment. The operations of our Auto Finance segment are principally conducted through our CAR platform, which we acquired in April 2005. CAR primarily purchases and/or services loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  In 2010, we started offering floor-plan financing to this same group of dealers and finance companies. In 2013 we also started offering certain installment lending products in addition to our traditional loans secured by automobiles.  While this product represented less than 15% of CAR's net outstanding receivables as of December 31, 2014, we seek to grow the volume of these loans in the coming quarters.

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2014, our CAR operations served more than 570 dealers in 36 states, the District of Columbia and two U.S. territories. These operations continue to perform well in the current environment (achieving consistent profitability and generating positive cash flows with modest growth).
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
For our point-of-sale and direct-to-consumer finance activities as well as the accounts that are open to purchases, we generally seek to manage credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments. We also employ strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a probability of fraudulent use.
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
We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge offs. Our collectors employ various and evolving tools when engaging with our customers, and they routinely test and evaluate new tools in their drive toward improving our collections with a greater degree of efficiency. These tools include programs under which we may reduce or eliminate a customer’s annual percentage rate (“APR”) or waive a certain amount of accrued fees, provided the customer makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, we may actually settle with customers and adjust their finance charges and fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we voluntarily participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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
We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due (and in certain circumstances where it is necessary in order to avoid so-called “negative amortization”), and we charge off loans and fees receivable when they become contractually more than 180 days past due or 120 days past due for the point-of-sale and direct-to-consumer finance products. For our rent-to-own products, we charge off receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.
Our determination of whether an account is contractually past due is relevant to our delinquency and charge-off data included under the “Credit and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (e.g., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency stages and ultimately to charge-off status. For our point-of-sale and direct-to-consumer finance accounts, we consider an account to be delinquent if the customer has not made any required payment in full as of the payment due date. Accounts under our rent-to-own program are considered delinquent if the customer has not made full payment of any rental amount by the due date and has not returned the rental equipment to us. For credit card accounts, we consider a cardholder’s receivable to be delinquent if the cardholder has failed to pay a minimum amount, computed as the greater of a stated minimum payment or a fixed percentage of the statement balance (for example 3% to 10% of the outstanding balance in some cases or in other cases 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle).
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
In the U.K., our credit card operations are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. We are licensed and regulated by the Financial Conduct Authority ("FCA"), and we are governed by an extensive legislative and regulatory framework that includes the Consumer Credit Act, the Data Protection Act, Privacy and Electronic Communications Regulations, Consumer Protection and Unfair Trading regulations, Financial Services (Distance Marketing) Regulations, the Enterprise Act, Money Laundering Regulations, Financial Ombudsman Service and Advertising Standards Authority adjudications. The aforementioned legislation and regulations impose strict rules on the form and content of consumer contracts, the calculation and presentation of annual percentage rates ("APRs"), advertising in all forms, parties who can be contacted and disclosures to consumers, among others. The regulators, such as the FCA, provide guidance on consumer credit practices including collections. The FCA requires a comprehensive licensing process. We are currently undertaking steps to ensure that we continue to remain in compliance with all regulations.
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
Competition
Credit and Other Investments Segment. We face substantial competition from other consumer lenders, the intensity of which varies depending upon economic and liquidity cycles. Our point-of-sale and direct-to-consumer finance activities, rent-to-own and credit card businesses compete with national, regional and local bankcard and consumer credit issuers, other general-purpose credit card issuers and retail credit card and merchant credit issuers. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have.
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
Employees
As of December 31, 2014, we had 319 employees, including 5 part-time employees, most of which are employed within the U.S., principally in Florida and Georgia. Also included in this employee count are 35 employees in the U.K. We consider our relations with our employees to be good. Our employees are not covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.
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
Additional Information
We are headquartered in Atlanta, Georgia, and our principal executive offices are located at Five Concourse Parkway, Suite 400, Atlanta, Georgia 30328. Our headquarters telephone number is (770) 828-2000, and our website is www.Atlanticus.com. We make available free of charge on our website certain of our recent SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products in a profitable manner. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but who, in our view, have demonstrated creditworthiness. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our loans and fees receivable will decline, all of which will have a negative impact on performance. It also is unclear whether our current payment rates can be sustained given weakness in the employment outlook and economic environment at large.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from credit card issuers and other sources of consumer financing, access to funding, and the timing, extent and success of our marketing efforts.

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

Reliance upon relationships with a few large retailers in our point-of-sale finance operations may adversely affect our revenues and operating results from these operations.  Our three largest retail partners accounted for over 78.0% of our point-of-sale finance and rental revenues in 2014.  Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ revenue from a relatively small number of partners in the future.  If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect our loans and fees receivable, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. Also, the accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

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

If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the CFPB, the FDIC, the FTC or any other regulator requires us to change any of our practices, the correction of such deficiencies or violations, or the making of such changes, could have a material adverse effect on our financial condition, results of operations or business. In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

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

We are dependent upon banks to issue credit cards and provide certain other credit products. Our credit card and some of our other credit product programs are dependent on our issuing bank relationships, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we have originated credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate future credit products on our behalf or in partnership with us. In the current state, such a disruption of our issuing bank relationships principally would adversely affect our ability to grow our point-of-sale and direct-to-consumer finance products and other consumer credit offerings and underlying receivables.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently adopted significant changes to a number of practices through its issuance of regulations. Additionally, the CFPB is expected to be an active issuer of credit-related regulations in the near-term, and the scope and nature of those potential regulations are unknown. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain of our prior product offerings within the U.S. Changes in the consumer protection laws could result in the following:

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

Declines in automobile sales as we saw through 2012 can cause declines in the overall demand for automobile loans.  While currently recovering fairly significantly, sales of both new and used cars declined through 2012. While the unavailability of funding may have had a greater impact on our business, the decline in demand in recent years was consequential as well because it adversely affected the volume of our lending transactions and our recoveries of repossessed vehicles at auction. Any such future declines in demand will adversely impact our business.

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

Portfolio purchases may cause fluctuations in our reported Credit and Other Investments segment’s managed receivables data, which may reduce the usefulness of this data in evaluating our business. Our reported Credit and Other Investments segment managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of December 31, 2014, credit card portfolio acquisitions accounted for 26.8% of our total Credit and Other Investments segment managed receivables portfolio based on our ownership percentages.

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

Although our point-of-sale and direct-to-consumer finance offerings are an important part of our strategic plan, we have limited operating history with these offerings. In late 2013, we expanded into our point-of-sale and direct-to-consumer finance offerings, including our rent-to-own offerings. As with many early stage endeavors, these product offerings may experience under-capitalization, delays, lack of funding, and many other problems, delays, and expenses, many of which are beyond our control. These include, but are not limited to:

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We generally outsource account and payment processing, and in 2014, we paid Total System Services, Inc. $7.9 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

Climate change and related regulatory responses may impact our business.  Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate federal and other regulatory responses.  It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant.  The most direct impact is likely to be an increase in energy costs, which would adversely impact consumers and their ability to incur and repay indebtedness.  However, we are uncertain of the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses on our business.

Risks Relating to an Investment in Our Securities

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the overall financing environment, which is critical to our value;

•	the operating and stock performance of our competitors and other sub-prime lenders;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in GAAP, laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;

•	additions or departures of key personnel; and

•	future sales of our common stock and the transfer or cancellation of shares of common stock pursuant to a share lending agreement.

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

The right to receive payments on our convertible senior notes is subordinated to the rights of our existing and future secured creditors. Our convertible senior notes are unsecured and are subordinate to existing and future secured obligations to the extent of the value of the assets securing such obligations. As a result, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding of our company, our assets generally would be available to satisfy obligations of our secured debt before any payment may be made on the convertible senior notes. To the extent that such assets cannot satisfy in full our secured debt, the holders of such debt would have a claim for any shortfall that would rank equally in right of payment (or effectively senior if the debt were issued by a subsidiary) with the convertible senior notes. In such an event, we may not have sufficient assets remaining to pay amounts on any or all of the convertible senior notes.
As of December 31, 2014, Atlanticus Holdings Corporation had outstanding: $50.1 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $11.9 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, "Notes Payable," and Note 16, "Related Party Transactions," to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of December 31, 2014, our subsidiaries had total liabilities of approximately $156.1 million (including the $50.1 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

Note Regarding Risk Factors

The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occurs, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock or other securities could decline, and you could lose part or all of your investment.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
We lease our principal executive offices (which include the primary operations of our Credit and Other Investments segment), and our lease is for 335,372 square feet, of which we have sub-leased 233,405 square feet. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 9,600 square feet of leased space, with additional offices and branch locations in various states and territories. Our operations in the U.K. include approximately 2,140 of aggregate square feet of leased space in Crawley. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of February 20, 2015, there were 49 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2013	High	Low
1st Quarter 2013	$3.68	$3.20
2nd Quarter 2013	$4.11	$3.40
3rd Quarter 2013	$3.85	$3.50
4th Quarter 2013	$3.75	$3.31

2014	High	Low
1st Quarter 2014	$3.59	$1.96
2nd Quarter 2014	$3.24	$2.24
3rd Quarter 2014	$2.96	$1.80
4th Quarter 2014	$2.77	$1.15

The closing price of our common stock on the NASDAQ Global Select Market on February 20, 2015 was $2.88.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - October 31	17,323	$1.57	17,323	4,982,677
November 1 - November 30	14,977	$1.66	14,977	4,967,700
December 1 - December 31	37,909	$2.41	37,909	4,929,791
Total	70,209	$2.04	70,209	4,929,791

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 43,961 such shares returned to us during the three months ended December 31, 2014.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2016, of which 4,929,791 shares remained authorized for repurchase as of December 31, 2014. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

ITEM 6.	SELECTED FINANCIAL DATA
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Item 1A and elsewhere in this Report, that our actual experience will differ materially from these expectations.  For more information, see “Cautionary Notice Regarding Forward-Looking Statements" at the beginning of this Report.

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market largely represented by credit risks that regulators classify as sub-prime.

Currently, within our Credit and Other Investments segment, we are applying the experiences and infrastructure from our 18-year operating history to originate consumer loans through multiple channels, including retail point-of-sale and direct solicitation. In our point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to provide credit to their customers for the purchase of goods and services or the rental of merchandise to their customers under rent-to-own arrangements. These products are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second-look" credit service. Using our infrastructure and technology platform, we also provide loan servicing, including underwriting, marketing, customer service and collections operations for third parties. Also through our Credit and Other Investments segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

Beyond these activities within our Credit and Other Investments segment, we continue to collect on portfolios of credit card receivables. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. One of our portfolios of credit card receivables is encumbered by non-recourse structured financing, and for this portfolio our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolio are insufficient to allow for full repayment of the financing.
Lastly, we report within our Credit and Other Investments segment the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer. Prior to December 2014 we also included income from an additional equity-method investee that held structured financing notes underlying credit card receivables for which we are the servicer. This investee was consolidated on our financial statements as of December 31, 2014 subsequent to our distribution of certain assets to an unrelated third-party partner for their interest.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) our point-of-sale and direct-to-consumer finance activities, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

We historically financed most of our credit card receivables through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates,” or leverage against credit card receivable assets, in the current asset-backed securitization markets is below pre-2008 levels. Considering this reality coupled with constraints on credit card asset returns in the U.S., we no longer market or maintain open credit card accounts in the U.S. We do believe, however, that our point-of-sale and direct-to-consumer finance activities are generating and will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue growth in this area.

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

A summary of our most significant business events during 2014 is as follows:

•	Continued growth in our point-of-sale operations through expanded merchant relationships and growth in our direct-to-consumer channels;

•	Gains recognized on loans and investments in consumer finance technology platforms of $4.4 million;

•	Gains associated with our settlement with the IRS for a tax assessment of $9.1 million (plus interest) associated with our 2007 and 2008 net operating loss carry-backs;

•	Additional accruals of £3.0 million ($4.7 million) made associated with an ongoing review in the U.K. by HMRC associated with filings by one of our U.K. subsidiaries;

•	Fixed asset impairments of $2.7 million associated with software development costs in 2014 as planned uses for this software were discontinued; and

•	Gains associated with convertible note repurchases of $12.1 million.

As noted above, we had gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace peer lending and other financial technologies. These investments are carried at a lower of cost or market valuation, and the remaining associated book value as of December 31, 2014 is negligible given variations in the ascribed values since acquisition. Some of these platforms have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies is publicly-traded, there is no foreseeable liquidity event, and ascribing value to these investments would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Twelve Months Ended December 31,		Increases (Decreases)
(In Thousands)	2014	2013	from 2013 to 2014
Total interest income	$73,676	$69,521	$4,155
Interest expense	(24,052)	(23,872)	(180)
Fees and related income on earning assets:
Fees on credit products	18,662	23,879	(5,217)
Changes in fair value of loans and fees receivable recorded at fair value	14,460	45,601	(31,141)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(7,418)	(19,423)	12,005
Rental revenue	58,457	19,759	38,698
Other	4,669	(707)	5,376
Other operating income:
Servicing income	4,910	8,218	(3,308)
Other income	2,084	3,394	(1,310)
Gain on repurchase of convertible senior notes	12,068	—	12,068
Equity in income equity-method investees	6,983	8,437	(1,454)
Total	$164,499	$134,807	$29,692
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(4,852)	14,560	19,412
Provision for losses on loans and fees receivable recorded at net realizable value	30,828	29,678	(1,150)
Other operating expenses:
Salaries and benefits	19,777	17,832	(1,945)
Card and loan servicing	48,599	46,119	(2,480)
Marketing and solicitation	2,381	8,719	6,338
Depreciation	69,096	17,965	(51,131)
Other	25,975	22,713	(3,262)
Net income (loss)	7,327	(17,665)	24,992
Net income attributable to noncontrolling interests	(150)	(76)	(74)
Net income (loss) attributable to controlling interests	7,177	(17,741)	24,918

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our point-of-sale finance, credit card and auto finance receivables. Period-over-period results reflect continued growth in our point-of-sale finance products, offset, however, by continued net liquidations of our credit card and auto finance receivables over the past year. We are currently experiencing growth in our point-of-sale finance products and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income within the next few quarters. Future periods' growth is also dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships and growth within our direct-to-consumer finance activities. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. This disruption lasted into the second quarter and continues to impact growth through lower originations.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in our point-of-sale finance operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our 2015 quarterly interest expense to be above those experienced in the prior periods. Offsetting this growth in interest expense will be reductions in interest costs associated with convertible senior notes that have been repurchased and canceled. In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes due 2035 ("5.875% convertible senior notes"). In connection with this repurchase, we borrowed $20.0 million under a secured term loan with a related party. See Note 9, "Notes Payable" to our consolidated financial statements for more information.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•	The growth in rental revenue we experienced with the addition of our rent-to-own program, which accelerated in the third quarter of 2013;

•	Reductions in fees on credit products, principally associated with the net liquidations of credit card accounts in the U.K.;

•	Recoveries of $4.4 million on investments in consumer finance technology platforms in excess of their carrying value in our "Other" category;

•
Our $2.4 million charge off of a note we had received from buyers of our buy-here-pay-here dealer operations in the second quarter of 2013, such charge off causing the loss in our prior year "Other" category; and

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below.

As we continue to expand the rent-to-own product offerings, we expect continued increases in billings within the Rental revenue category. However, this growth in rental revenues slowed during the second quarter of 2014 (compared to the first quarter of 2014) due to a product shift by one of our large retail partners. Following the completion of this product shift, we have continued to experience monthly growth. As for our fees on credit products category, which is primarily influenced by the level of our originated U.K. credit card receivables, we expect a diminishing level of fee income for 2015 because we do not anticipate additional credit card originations in the U.K. Further, given expected future net liquidations of our credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

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

Gain on repurchase of convertible senior notes.  In July 2014 we repurchased $80,000 aggregate principal amount of outstanding 5.875% convertible senior notes for $25,200. In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes for $19.1 million plus accrued interest. The purchases resulted in an aggregate gain of $12.1 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, all notes were retired.

As mentioned elsewhere in this Report, we plan to continue to evaluate and pursue a variety of activities, including the repurchase of our convertible senior notes.

Equity in income of equity-method investees.  Because our equity-method investees use the fair value option to account for their financial assets and liabilities, changes in fair value estimates can cause some volatility in the earnings of these investees. Although we increased our equity interest in one of our two equity-method investees in the second quarter of 2013, because of continued liquidations in their financial assets (a credit card receivables portfolio held by one equity-method investee and structured financing notes held by the other), absent additional investments in our existing or in new equity-method investees in the future, we expect gradually declining effects from our equity-method investments on our operating results. Further, in December 2014, we consolidated on our financial statements one of our equity-method investees subsequent to our distribution of certain assets to an unrelated third-party partner for their interest in the entity. As such, we expect even further diminishing effects from our equity-method investments on our operating results for 2015.

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios. In 2014, these reimbursements exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced year-over-year increases in this category between 2013 and 2014 due to the effects of initial elevated losses incurred on new credit product testing and more recently growth in our new installment lending product lines and additional reserves we have recorded associated with the closure of one of our merchant partners. The closure of this merchant partner resulted in our experiencing heightened risk for charge-offs of the underlying loans, particularly in cases where the consumer may not have received the full benefits expected from the merchant partner and for which we do not expect to be reimbursed by the merchant partner. We expect growth in new product receivables recorded at net realizable value to exceed any further liquidations of our auto finance receivables recorded at net realizable value. Accordingly, we expect increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume associated with our point-of-sale finance product offering (i.e., growth of new product receivables), rather than credit quality changes or deterioration. Testing associated with our credit card product in the U.K. resulted in slightly higher provisions through the first quarter of 2014, but, given that we have discontinued new originations in the U.K., we expect declines in provisions associated with this product offering, albeit not at levels expected to produce period over period declines for 2015. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the year ended December 31, 2014, relative to the year ended December 31, 2013, reflect the following:

•	modestly higher 2014 salaries and benefits costs resulting from increases required to grow our new credit product offerings;

•
card and loan servicing expenses that are higher in 2014 based on new product efforts, the cost of such efforts overshadowing the cost effects of continuing credit card and auto finance receivables portfolio liquidations;

•	decreases in marketing costs as our new product offerings require less direct-to-consumer marketing expenses as those seen under our historical credit card operations;

•
increased depreciation primarily associated with our rent-to-own program, totaling $63.1 million and $16.1 million for the years ended December 31, 2014 and 2013, respectively, with no amounts in prior periods;

•	impairments of $2.7 million associated with software development costs in 2014 as planned uses for this software were discontinued with no corresponding impairment costs in 2013; and

•
general decreases in other expenses including customer acquisition and underwriting costs offset by increases in third party costs associated with ongoing information technology upgrades and increases of £3.0 million ($4.7 million) related to provisions associated with an ongoing review in the U.K. by HMRC associated with filings by one of our U.K. subsidiaries to reclaim VAT that it paid on its inputs and that it believed and continues to believe were and are eligible to be reclaimed.

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

Income Taxes. We experienced effective income tax benefit rates of 126.8% and 22.5% for the years ended December 31, 2014 and December 31, 2013, respectively.  Our effective income tax benefit rates resulted principally from (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets in both years ended December 31, 2014 and 2013, with the most significant benefits related to the complete release of all federal tax-related valuation allowances in the year ended December 31, 2014 and (2) the reversal of excess prior year interest accruals on our then-accrued prior year liabilities for uncertain tax positions, such reversal of excess interest accruals resulting from a favorable settlement (relative to accrued prior year liabilities for uncertain tax positions) reached with the Internal Revenue Service (“IRS”) in December 2014 and the favorable resolution of accrued prior year liabilities for uncertain state tax positions.

As indicated above, we report potential accrued interest and penalties related to our accrued liabilities for uncertain tax positions within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals therefor. During the year ended December 31, 2014, the effect of interest and penalties on our income tax benefit was a $10.9 million net increase in our income tax benefit (representing the net of the release of $11.2 million of prior year interest and penalty accruals and $0.3 million of new accruals in 2014 associated with uncertain tax liabilities in 2014). In contrast, our income tax benefit was reduced in the year ended December 31, 2013 by net interest and penalty accruals of $2.1 million (representing the net of the release of $1.0 million of prior year interest and penalty accruals and $3.1 million of new accruals in 2013 associated with uncertain tax liabilities in 2013).

As mentioned above, in December 2014 we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Pursuant to the terms of the settlement, we agreed to a federal income tax assessment of $9.1 million associated with our 2007 and 2008 net operating loss carry-backs (upon which approximately $2.0 million of interest is expected to be charged when billed by the IRS). Our settlement with the IRS materially enhanced our 2014 reported income tax benefits in two ways as noted above. First, we released into 2014 income tax benefit prior year tax, interest and penalty liability accruals associated with then-uncertain tax positions that were resolved in a significantly favorable manner relative to the liabilities accrued therefor. Second, we reclassified to deferred tax liabilities as of December 31, 2014 significant levels of liabilities that had been classified as current liability accruals for uncertain tax positions as of December 31, 2013, thereby eliminating the need for valuation allowances that existed as of December 31, 2013 against net deferred tax assets at that date.
Credit and Other Investments Segment

Our Credit and Other Investments segment includes our activities relating to investments in and servicing of our point-of-sale and direct-to-consumer finance products and our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure.

The types of revenues we earn from our products and services primarily include finance charges, the accretion of discounts associated with our point-of-sale and direct-to-consumer finance installment loans or revolving credit offers, late fees, rental revenue, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. Also, while insignificant currently, revenues also have included credit card fees associated with (1) our sale of ancillary products such as memberships, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

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

Depreciation associated with rental merchandise (totaling $63.1 million and $16.1 million for the years ended December 31, 2014 and 2013, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $8.0 million for the three months ended December 31, 2014, $2.7 million for the three months ended September 30, 2014, $3.7 million for the three months ended June 30, 2014, $3.2 million for the three months ended March 31, 2014, $1.2 million for the three months ended December 31, 2013, $3.9 million for the three months ended September 30, 2013, $1.7 million for the three months ended June 30, 2013, and $5.6 million for the three months ended March 31, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect from Our Customers?” in Item 1, “Business.”

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2014				2013
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$157,145	$186,564	$200,147	$215,182	$236,740	$248,584	$252,036	$263,265
Percent 30 or more days past due	13.6%	11.2%	11.2%	12.0%	12.5%	10.9%	9.2%	9.4%
Percent 60 or more days past due	9.8%	8.3%	8.1%	9.2%	9.2%	7.8%	6.3%	7.0%
Percent 90 or more days past due	6.9%	5.8%	5.7%	6.7%	6.4%	5.2%	4.3%	4.9%
Average managed receivables	$173,553	$194,272	$206,657	$227,109	$242,272	$246,147	$255,669	$277,457
Total yield ratio	63.3%	42.6%	38.4%	45.4%	33.3%	36.3%	31.8%	29.4%
Combined gross charge-off ratio	21.4%	21.4%	25.5%	23.8%	19.1%	14.6%	16.9%	18.5%
Adjusted charge-off ratio	16.4%	17.7%	21.3%	19.8%	15.2%	10.7%	12.2%	14.1%

Managed receivables levels. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given our closure of substantially all credit card accounts underlying the portfolios. Moreover, we have effectively curtailed our credit card marketing efforts. Nevertheless, because of the receivables growth we are experiencing and expect to continue to experience over the coming quarters associated with our point-of-sale and direct-to-consumer finance offerings, the rate of decline in our managed receivables has diminished, and we now expect the slower decline to continue over coming quarters. This trend was offset in the fourth quarter of 2014 by our distribution of certain assets to an unrelated third-party partner in a joint venture for their interest. See Note 9 "Notes Payable" for more information. Growth in future periods largely is dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for our installment lending product. This disruption lasted into the second quarter and continues to impact growth through lower originations. We anticipate that new originations with this retail partner will continue to lag behind our earlier experience with this retail partner, although we are seeing consistent monthly growth through existing and new retail partners.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business”.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

Given that the vast majority of our credit card accounts have been closed and there has been no significant new activity for these accounts in the past several quarters, we have noted declines in our delinquency statistics of our managed credit card accounts. The trend of increasing delinquency rates noted above is primarily due to growth in our point-of-sale finance operations which generally experience higher delinquency rates than those of our liquidating credit card portfolios. Additionally, our credit card originations in the U.K. have experienced higher than average delinquency rates.

We expect our point-of-sale and direct-to-consumer finance and other new product offerings to become a larger component of our managed receivables base, given the acceleration of growth in these products. Further, we expect our delinquency rates to increase slightly as the risk profiles (and thus expected returns) for these receivables are higher than that experienced under our current mix of largely mature credit card receivables underlying closed credit card accounts.

Combined gross charge-off ratio and Adjusted charge-off ratio. We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due or 120 days past due for the point-of-sale and direct-to-consumer finance products. For our rent-to-own products, we charge off receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Certain of our prior originated credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these particular originated receivables relative to all of our other outstanding credit card receivables, as well as the longer weighted average age and maturity of our remaining managed receivables portfolio, all things being equal, one would expect reduced charge-off ratios for these receivables. However, this trend has been muted to some degree simply due to a change in the mix of our receivable balances due to growth within our point-of-sale finance operations that have higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with credit card origination efforts in the U.K.

The continued growth in our point-of-sale finance operations continues to result in higher charge-off ratios than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on our rapidly growing new product offerings, offset by lower charge offs associated with credit card origination efforts in the U.K. due to the cessation of marketing efforts for this product and (3) an overall decline in the managed receivables base as discussed above.

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

Although we have seen generally improving total yield ratio trend-lines, our first, third and fourth quarter 2014 total yield ratios were also positively impacted by the decline in the managed receivables base discussed above as well as recoveries on investments in securities in excess of their carrying value and our repurchase of convertible senior notes in the fourth quarter of 2014. Absent these items, our total yield ratio would have been 41.6%, 38.0% and 35.6% in the first, third and fourth quarters of 2014, respectively.

Rental Merchandise

The following table presents certain trends associated with our merchandise leasing activities within our Credit and Other Investments segment (in thousands; percentages of total):

	At or for the three months ended
	2014				2013
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end rental merchandise, net of accumulated amortization	$14,177	$12,268	$11,082	$22,052	28,849	16,976
Period-end rental merchandise accounts	100	98	96	99	83	42
Average rental merchandise, net of accumulated amortization	$13,292	$11,845	$15,485	$29,047	22,804	8,493
Other income ratio	(50.3)%	37.9%	(21.4)%	(45.1)%	46.7%	38.1%

Average rental merchandise. Rental merchandise offerings comprise a significant part of our point-of-sale finance suite of products. Our merchandise leasing activities accelerated during the third quarter of 2013, and prior to that quarter, we had no significant experience or trends with this particular type of product. Subject to the availability of capital on desirable terms, we expect significant ongoing quarterly growth in our rental merchandise activities in future quarters. As is noted in the table above, our rental merchandise has declined from levels experienced at year end 2013. Key drivers of this decline include: 1) depreciation of existing rental merchandise coupled with a decline in new originations due to the disruption of new account originations discussed above; 2) accelerated depreciation of certain rental merchandise due to early payoffs of outstanding rental contracts related to early payment incentives and seasonally strong payment patterns associated with year-end tax-refunds for most of our customers and 3) accelerated depreciation of certain rental merchandise due to impairments associated with accounts where the customer has not made a payment within the previous 90 days.

Other income ratio. The numerator of our other income ratio equals gross revenues associated with our leasing activities less depreciation of our rental merchandise. The denominator of our other income ratio equals average rental merchandise as disclosed in the table above. The timing of new account originations significantly impacts our quarterly ratios either through rapid growth or a period of slow growth, as occurred during the second quarter of 2014 for the reasons discussed above. The disruption in new account originations and the impact of early payoffs mentioned above resulted in a negative other income ratio for the first and second quarters of 2014, as our rental merchandise balance and related payments declined. As a customer's previous rental payments (which are treated as rental revenues and included as a component of our other income ratio, sometimes in prior quarters) are applied when determining an early payoff amount, these early payoff amounts are often for less than the remaining book value of the associated depreciable asset, negatively impacting our other income ratio. This trend reversed in the third quarter of 2014 as our fourth quarter 2013 and first quarter 2014 vintages have substantially passed their early payoff and peak charge-off periods. The negative ratio we experienced in the fourth quarter of 2014 was similarly due to higher than anticipated early payoffs and charge-offs on accounts originated during the third quarter of 2014. Until such a time that we have consistent origination growth and a stable basis of inventory, we continue to expect fluctuations in our other income ratio based on the timing of these originations.

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

Collectively, as of December 31, 2014, we served more than 570 dealers through our Auto Finance segment in 36 states, the District of Columbia and two U.S. territories.

Managed Receivables Background

For reasons set forth above within our Credit and Other Investments segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to our GAAP financial statements requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable.

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2014				2013
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$69,832	$68,102	$64,000	$59,440	$63,491	$59,249	$60,706	$60,449
Percent 30 or more days past due	14.5%	14.3%	14.6%	11.0%	13.1%	12.3%	12.1%	10.0%
Percent 60 or more days past due	5.5%	5.7%	5.1%	4.4%	4.3%	4.2%	3.6%	3.6%
Percent 90 or more days past due	2.5%	2.7%	1.8%	1.9%	1.7%	1.6%	1.1%	1.5%
Average managed receivables	$68,418	$66,428	$62,475	$60,949	$61,263	$59,126	$60,359	$61,803
Total yield ratio	39.1%	39.2%	39.1%	38.5%	40.2%	41.0%	25.5%	40.9%
Combined gross charge-off ratio	4.7%	2.2%	0.5%	1.0%	4.0%	4.4%	4.1%	2.2%
Recovery ratio	3.3%	1.5%	2.1%	2.1%	1.6%	1.8%	2.2%	5.1%

Managed receivables.  For all of the periods set forth above, only CAR continues to purchase/originate loans, but until the second quarter of 2014, it had not done so at growth levels significant enough to consistently offset the gradual liquidation of our ACC and JRAS portfolios’ managed receivables. ACC and JRAS managed receivables are substantially liquidated at this point, and we are beginning to see and expect stability in the level of our managed receivables, with growth through receivable purchase opportunities in the U.S. and U.S. Territories, as occurred during 2014. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

Delinquencies.  Delinquency rates abated in 2013 to levels below what we would normally anticipate and current levels we are experiencing more closely represent what we would expect going forward with some marginal increases noted within the overall buy-here pay-here market. Delinquency rates historically benefit in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.   We are not generally concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

Total yield ratio.  With the exception of the second quarter of 2013, we experienced a general trend-line of improving total yield ratios compared to prior year periods throughout 2013 due in part to liquidation of the JRAS and ACC receivables, thereby causing the higher yielding CAR receivables to comprise a larger percentage of our average managed auto finance receivables. As JRAS and ACC receivables are no longer a significant component of the overall pool of receivables, we expect this ratio to remain relatively stable throughout 2015. The slight decrease in total yield experienced during the first quarter of 2014 was caused by disruptions due to new systems implementations during the quarter. The significant decrease in the second quarter of 2013 was caused by the adverse effects of a $2.4 million reserve associated with a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011; excluding the impact of this reserve, our second quarter 2013 total yield ratio would have been 41.1% (and we would have had GAAP Auto Finance segment income during that quarter).

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries, and the denominator of which is average managed receivables.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables our combined gross charge-off ratio declined significantly in the first quarter of 2014. Additionally benefiting the second quarter of 2014 were larger than expected recoveries associated with our ACC receivables which further reduced our combined gross charge-off ratio. The rise in our combined gross charge-off ratio in the fourth quarter of 2014 was due to specific dealer related losses which accounted for substantially all of the increase for the quarter. While we generally anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. We continually re-assess our dealers and will take appropriate action if we feel a particular dealer's risk characteristics adversely change. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower combined gross charge-off ratios. In the first quarter of 2013, we experienced recovery sales associated with our former JRAS operations, which helped to improve our recovery ratio and combined gross charge-off ratio in that quarter.  We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Future Expectations

Our CAR operations continue to perform well in the current environment (achieving consistent profitability) and we expect to experience increasing profits for the foreseeable future. Because ACC’s and JRAS’s receivables are now substantially liquidated, the history of negative effects of these operations on our Auto Finance segment results should be abated in future periods.  We continue to focus on growing our profitable CAR operations. New branch operations are contributing profits and we anticipate branch expansion in 2015.

Liquidity, Funding and Capital Resources

Until the third quarter of 2013, we experienced net liquidations of our managed receivables at faster rates than we were able to reduce our costs. This resulted from the significant level of fixed infrastructure costs that had built up to support our significant legacy credit card lending operations. Our infrastructure costs are still somewhat elevated, and while we had in the past been focused on cost reduction, our primary focus now is on growing our point-of-sale and direct-to-consumer finance offerings so that our revenues from these product offerings can cover our infrastructure costs and return us to consistent profitability. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the temporary suspension of new account originations with us for our installment lending product. This disruption lasted into the second quarter and continues to impact growth through lower originations. We anticipate that new originations with this retail partner will continue to lag behind our earlier experience with this retail partner, although we are seeing consistent monthly growth. Further, this disruption resulted in net contraction in our earning assets in both the first and second quarters of 2014.

Accordingly, we will continue to focus in the coming quarters on (i) containing costs (as opposed to our previous focus on reducing expenses) (ii) obtaining new retail partners and channels to continue growth of our point-of-sale finance offerings and (iii) obtaining the funding necessary to meet capital needs required by the growth of our new product offerings and to cover our infrastructure costs until our new product offerings generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given that the next redemption date for the remaining $0.5 million outstanding balance on our 3.625% convertible senior notes is May 30, 2015 and the remaining $93.3 million outstanding balance on our 5.875% convertible senior notes is not due for repayment until 2035. As such, the only facilities that could represent significant refunding or refinancing needs as of December 31, 2014 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring May 17, 2015) that is secured by the financial and operating assets of the entity	$4.0
Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	3.9
Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	28.5
Senior secured term loan (expiring November 25, 2015) that is secured by certain assets of the Company with an annual rate equal to 9.0% and payable to a related party	20.0
Total	$56.4

Further details concerning the above debt facilities are provided in Note 9, “Notes Payable,” and Note 10, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new product offering assets should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attract new lending relationships.

As noted elsewhere in this Report, in December 2014, we reached a settlement with the Internal Revenue Service (“IRS”) concerning the tax treatment of net operating losses that the Company incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  Pursuant to the terms of the settlement, we agreed to a federal income tax assessment of $9.1 million associated with our 2007 and 2008 net operating loss carry-backs (upon which approximately $2.0 million of interest is expected to be charged when billed by the IRS). Upon receipt of this bill, we could be required to make immediate payment for the full amount owed or could be allowed to finance the payment over some future period.

At December 31, 2014, we had $39.9 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the twelve months ended December 31, 2014 are as follows:

•
During the twelve months ended December 31, 2014, we used $20.7 million of cash flows from operations compared to the use of $26.9 million of cash flows from operations during the twelve months ended December 31, 2013. The decrease was principally related to cost reductions we implemented throughout 2014 and collections associated with reimbursements received in respect of one of our portfolios. These decreases in cash used were offset by (1) decreases in collections associated with our credit card finance charge receivables in the twelve months ended December 31, 2014 relative to the same period in 2013, given diminished receivables levels, and (2) increased purchases of rental merchandise associated with our point-of-sale finance operations during the twelve months ended December 31, 2014.

•
During the twelve months ended December 31, 2014, we generated $29.2 million of cash from our investing activities, compared to generating $49.7 million of cash from investing activities during the twelve months ended December 31, 2013.  This decrease is primarily due to the reduced levels of our outstanding investments and the cash returns thereof in 2014 based on the shrinking size of our liquidating credit card and auto finance receivable portfolios as well as increased levels of fixed asset spending associated with our point-of-sale finance operations, offset by growth in our point-of-sale finance product as well as our U.K. originated credit card receivables.

•
During the twelve months ended December 31, 2014, we used $18.4 million of cash in financing activities, compared to our use of $40.7 million of cash in financing activities during the twelve months ended December 31, 2013. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both years are borrowings associated with our new credit products.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our point-of-sale and direct-to-consumer finance activities as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized as of December 31, 2014 to repurchase an additional 4,929,791 shares of our common stock through June 30, 2016.

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 11, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

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

Rental Merchandise

Our rental merchandise includes consumer electronics, furniture, jewelry and other consumer goods that we initially record on our consolidated balance sheets at our cost. After our initial recording of the rental merchandise at cost, we reduce its carrying value for depreciation thereof. We depreciate our rental merchandise over contract rental periods, generally 12 months (monthly agreements) or 26 periods (bi-weekly agreements) under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers' use of the rental merchandise. Currently, we do not maintain any levels of rental merchandise beyond what actually has been rented to our customers under our contracts with them.

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
     See the Index to Financial Statements in Item 15, “Exhibits and Financial Statement Schedules.”
Management’s Report on Internal Control over Financial Reporting
Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Act Rules 13a-15(f)) for Atlanticus Holdings Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).
Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2014, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2014.

During the fourth quarter of our year ended December 31, 2014, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1. Financial Statements
2. Financial Statement Schedules
None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
2.1	Membership Interest Purchase Agreement between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and JCAP Transitory Acquisition Sub, LLC	August 9, 2012, Form 10-Q, exhibit 2.1
3.1	Articles of Incorporation	June 8, 2009, Proxy Statement/Prospectus, Annex B
3.1(a)	Articles of Amendment to Articles of Incorporation	November 30, 2012, Form 8-K exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through November 30, 2012)	November 30, 2012, Form 8-K exhibit 3.2
4.1	Form of common stock certificate	July 7, 2009, Form 8-K, exhibit 3.3
4.2	Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	May 31, 2005, Form 8-K, exhibit 4.1
4.3	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.1
4.4	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1
4.5	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	2014 Equity Incentive Plan	April 15, 2014, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	May 15, 2014, Form 8-K, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	May 15, 2014, Form 8-K, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	May 15, 2014, Form 8-K, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	May 15, 2014, Form 8-K, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	May 15, 2014, Form 8-K, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	May 15, 2014, Form 8-K, exhibit 10.7
10.3†	Amended and Restated Employee Stock Purchase Plan	April 16, 2008, Definitive Proxy Statement on Schedule 14A, Appendix B
10.4†	Amended and Restated Employment Agreement for David G. Hanna	December 29, 2008, Form 8-K, exhibit 10.1
10.5†	Amended and Restated Employment Agreement for Richard W. Gilbert	December 29, 2008, Form 8-K, exhibit 10.3
10.6†	Employment Agreement for Jeffrey A. Howard	March 28, 2014, Form 10-K, exhibit 10.7
10.7†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.8†	Amended and Restated Employment Agreement for Richard R. House, Jr.	December 29, 2008, Form 8-K, exhibit 10.4
10.8(a)†	Employment Arrangements with Richard R. House, Jr.	May 15, 2014, Form 10-Q, exhibit 10.1
10.9†	Outside Director Compensation Package	November 14, 2014, Form 10-Q, exhibit 10.1
10.10
Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CCFC Corp. (formerly CompuCredit Funding Corp.), Atlanticus Services Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust
June 25, 2010, Form 8-K/A, exhibit 10.1
10.11	Share Lending Agreement	November 22, 2005, Form 8-K, exhibit 10.1
10.11(a)	Amendment to Share Lending Agreement	March 6, 2012, Form 10-K, exhibit 10.12(a)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.12	Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007	August 1, 2007, Form 10-Q, exhibit 10.1
10.12(a)	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC	August 1, 2007, Form 10-Q, exhibit 10.2
10.12(b)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC	August 1, 2007, Form 10-Q, exhibit 10.3
10.12(c)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation	August 1, 2007, Form 10-Q, exhibit 10.4
10.12(d)
Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CIAC Corporation (formerly CompuCredit International Acquisition Corporation)
August 1, 2007, Form 10-Q, exhibit 10.5
10.12(e)	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007	August 1, 2007, Form 10-Q, exhibit 10.6
10.12(f)
Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CIAC Corporation (formerly CompuCredit International Acquisition Corporation), Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas
August 1, 2007, Form 10-Q, exhibit 10.7
10.13	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.14	Loan and Security Agreement, dated October 4, 2011 among CARS Acquisition LLC, et al and Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.14(a)	First Amendment to Loan and Security Agreement	August 13, 2013, Form 10-Q, exhibit 10.1
10.14(b)	Second Amendment and Joinder to Loan and Security Agreement	August 13, 2013, Form 10-Q, exhibit 10.2
10.14(c)	Third Amendment to Loan and Security Agreement	March 28, 2014, Form 10-K, exhibit 10.15(c)
10.14(d)	Fourth Amendment to Loan and Security Agreement	March 28, 2014, Form 10-K, exhibit 10.15(d)
10.14(e)	Fifth Amendment to Loan and Security Agreement	August 14, 2014, Form 10-Q, exhibit 10.1
10.14(f)	Agreement by Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) in favor of Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.15	Loan and Security Agreement, dated November 26, 2014, by and among Atlanticus Holdings Corporation, Certain Subsidiaries Named Therein, and Dove Ventures, LLC	Filed herewith
10.16	Loan and Security Agreement, dated June 23, 2014, by and among Atlanticus Holdings Corporation, certain Subsidiaries Named Therein and Bravo Ventures, LLC	June 23, 2014, Schedule TO, exhibit 99(b)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.

(1)
Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 5, 2015.

Atlanticus Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David G. Hanna David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 5, 2015

/s/ William R. McCamey William R. McCamey	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 5, 2015

/s/ Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2015

/s/ Jefferey A. Howard Jefferey A. Howard	Director	March 5, 2015

/s/ Deal W. Hudson Deal W. Hudson	Director	March 5, 2015

/s/ Mack F. Mattingly Mack F. Mattingly	Director	March 5, 2015

/s/ Thomas G. Rosencrants Thomas G. Rosencrants	Director	March 5, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors
Atlanticus Holdings Corporation
We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlanticus Holdings Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Atlanta, Georgia
March 5, 2015

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2014	December 31, 2013
Assets
Unrestricted cash and cash equivalents	$39,925	$50,873
Restricted cash and cash equivalents	22,741	18,871
Loans and fees receivable:
Loans and fees receivable, net (of $15,730 and $13,258 in deferred revenue and $19,957 and $24,214 in allowances for uncollectible loans and fees receivable at December 31, 2014 and December 31, 2013, respectively)	105,897	97,208
Loans and fees receivable, at fair value	18,255	12,080
Loans and fees receivable pledged as collateral under structured financings, at fair value	34,905	88,132
Rental merchandise, net of depreciation	14,177	28,849
Property at cost, net of depreciation	7,036	8,937
Investments in equity-method investees	15,833	35,134
Deposits	1,589	1,908
Prepaid expenses and other assets	7,997	10,243
Total assets	$268,355	$352,235
Liabilities
Accounts payable and accrued expenses	$39,968	$48,625
Notes payable, at face value	78,749	56,740
Notes payable to related parties	20,000	—
Notes payable associated with structured financings, at fair value	36,511	94,523
Convertible senior notes	64,752	95,934
Income tax liability	20,933	55,255
Total liabilities	260,913	351,077
Commitments and contingencies (Note 11)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,308,971 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2014; and 15,594,325 shares issued and outstanding (including 1,672,656 loaned shares to be returned) at December 31, 2013	—	—
Additional paid-in capital	210,519	210,315
Accumulated other comprehensive loss	(1,841)	(737)
Retained deficit	(201,237)	(208,414)
Total shareholders’ equity	7,441	1,164
Noncontrolling interests	1	(6)
Total equity	7,442	1,158
Total liabilities and equity	$268,355	$352,235

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Twelve Months Ended December 31,
	2014	2013
Interest income:
Consumer loans, including past due fees	$73,330	$69,265
Other	346	256
Total interest income	73,676	69,521
Interest expense	(24,052)	(23,872)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	49,624	45,649
Fees and related income on earning assets	88,830	69,109
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	4,852	(14,560)
Provision for losses on loans and fees receivable recorded at net realizable value	(30,828)	(29,678)
Net interest income, fees and related income on earning assets	112,478	70,520
Other operating income:
Servicing income	4,910	8,218
Other income	2,084	3,394
Gain on repurchase of convertible senior notes	12,068	—
Equity in income of equity-method investees	6,983	8,437
Total other operating income	26,045	20,049
Other operating expense:
Salaries and benefits	19,777	17,832
Card and loan servicing	48,599	46,119
Marketing and solicitation	2,381	8,719
Depreciation	69,096	17,965
Other	25,975	22,713
Total other operating expense	165,828	113,348
Loss before income taxes	(27,305)	(22,779)
Income tax benefit	34,632	5,114
Net income (loss)	7,327	(17,665)
Net income attributable to noncontrolling interests	(150)	(76)
Net income (loss) attributable to controlling interests	$7,177	$(17,741)
Net income (loss) attributable to controlling interests per common share—basic	$0.51	$(1.29)
Net income (loss) attributable to controlling interests per common share—diluted	$0.51	$(1.29)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2014	2013
Net income (loss)	$7,327	$(17,665)
Other comprehensive loss (income):
Foreign currency translation adjustment	(1,758)	562
Income tax benefit (expense) related to other comprehensive loss (income)	654	(145)
Comprehensive income (loss)	6,223	(17,248)
Comprehensive income attributable to noncontrolling interests	(150)	(76)
Comprehensive income (loss) attributable to controlling interests	$6,073	$(17,324)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Twelve Months Ended December 31, 2014 and 2013
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	15,509,179	$—	$211,122	$(1,154)	$(190,673)	$(108)	$19,187
Compensatory stock issuances, net of forfeitures	465,664	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	26	26
Amortization of deferred stock-based compensation costs	—	—	589	—	—	—	589
Redemption and retirement of shares	(380,518)	—	(1,396)	—	—	—	(1,396)
Other comprehensive loss	—	—	—	417	(17,741)	76	(17,248)
Balance at December 31, 2013	15,594,325	$—	$210,315	$(737)	$(208,414)	$(6)	$1,158
Compensatory stock issuances, net of forfeitures	61,868	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	(143)	(143)
Amortization of deferred stock-based compensation costs	—	—	1,432	—	—	—	1,432
Redemption and retirement of shares	(347,222)	—	(257)	—	—	—	(257)
Tax effects of stock-based compensation plans	—	—	(971)	—	—	—	(971)
Other comprehensive income	—	—	—	(1,104)	7,177	150	6,223
Balance at December 31, 2014	15,308,971	$—	$210,519	$(1,841)	$(201,237)	$1	$7,442

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2014	2013
Operating activities
Net income (loss)	$7,327	$(17,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of rental merchandise	63,148	16,146
Depreciation, amortization and accretion, net	4,927	1,553
Losses upon charge off of loans and fees receivable recorded at fair value	14,183	27,843
Provision for losses on loans and fees receivable	30,828	29,678
Interest expense from accretion of discount on convertible senior notes	637	600
Income from accretion of discount associated with receivables purchases	(33,774)	(29,907)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(7,042)	(26,178)
Income from equity-method investments	(6,983)	(8,437)
Gain on repurchase of convertible senior notes	(12,068)	—
Other non-cash adjustments to income	—	159
Changes in assets and liabilities:
Decrease (increase) in uncollected fees on earning assets	3,132	(2,466)
Decrease in income tax liability	(34,705)	(5,277)
Decrease in deposits	319	14,489
Decrease (increase) in prepaid expenses	517	(43)
(Decrease) increase in accounts payable and accrued expenses	(4,907)	9,480
Additions to rental merchandise	(48,473)	(44,996)
Other	2,200	8,165
Net cash used in operating activities	(20,734)	(26,856)
Investing activities
Increase in restricted cash	(3,892)	(5,948)
Investment in equity-method investees	—	(3,750)
Proceeds from equity-method investees	12,009	15,746
Investments in earning assets	(218,656)	(196,903)
Proceeds from earning assets	243,807	244,057
Purchases and development of property, net of disposals	(4,068)	(3,487)
Net cash provided by investing activities	29,200	49,715
Financing activities
Noncontrolling interests (distributions) contributions, net	(143)	26
Purchase and retirement of outstanding stock	(257)	(1,396)
Proceeds from borrowings	115,545	48,981
Repayment of borrowings	(133,545)	(88,326)
Net cash used in financing activities	(18,400)	(40,715)
Effect of exchange rate changes on cash	(1,014)	814
Net decrease in unrestricted cash	(10,948)	(17,042)
Unrestricted cash and cash equivalents at beginning of period	50,873	67,915
Unrestricted cash and cash equivalents at end of period	$39,925	$50,873
Supplemental cash flow information

Cash paid for interest	$24,421	$23,208
Net cash income tax payments	$73	$163
Supplemental non-cash information
Issuance of stock options and restricted stock	$931	$1,512
Notes payable associated with capital leases	$—	$155

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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
Also within this segment, we continue to collect on portfolios of credit card receivables. These receivables include both receivables we originated through third-party financial institutions and portfolios of receivables we purchased from third-party financial institutions. One of our portfolios of credit card receivables is encumbered by non-recourse structured financing, and for this portfolio our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolio are insufficient to allow for full repayment of the financing. We also report within our Credit and Other Investments segment the income earned from investments in two equity-method investees—one that holds credit card receivables for which we are the servicer and another that holds structured financing notes underlying credit card receivables for which we are the servicer. In December 2014, we consolidated the entity that held structured financing notes underlying credit card receivables for which we are the servicer. This was a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest. As such, as of December 31, 2014 only one equity-method investee remained.
Lastly, through our Credit and Other Investments segment, we engage in testing and limited investment activities in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

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

Restricted Cash

Restricted cash as of December 31, 2014 and 2013 includes certain collections on loans and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, net; (2) loans and fees receivable, at fair value; and (3) loans and fees receivable pledged as collateral under structured financings, at fair value.

Loans and Fees Receivable, Net.  Our loans and fees receivable, net, currently consist of receivables carried at net realizable value associated with (a) originated United Kingdom ("U.K.") credit cards and U.S. point-of-sale financing and other credit products currently being marketed within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations.  Our Credit and Other Investments segment loans and fees receivable generally are unsecured, while our Auto Finance segment loans and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title.

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

Components of our loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2013	Additions	Subtractions	Balance at December 31, 2014
Loans and fees receivable, gross	$134.7	$285.4	$(278.5)	$141.6
Deferred revenue	(13.3)	(36.2)	33.8	(15.7)
Allowance for uncollectible loans and fees receivable	(24.2)	(30.8)	35.0	(20.0)
Loans and fees receivable, net	$97.2	$218.4	$(209.7)	$105.9

	Balance at December 31, 2012	Additions	Subtractions	Balance at December 31, 2013
Loans and fees receivable, gross	$89.1	$255.3	$(209.7)	$134.7
Deferred revenue	(8.3)	(34.9)	29.9	(13.3)
Allowance for uncollectible loans and fees receivable	(11.2)	(29.7)	16.7	(24.2)
Loans and fees receivable, net	$69.6	$190.7	$(163.1)	$97.2

As of December 31, 2014 and December 31, 2013, the weighted average remaining accretion periods for the $15.7 million and $13.3 million, respectively, of deferred revenue reflected in the above tables were 11 months and 12 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Twelve Months Ended December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Provision for loan losses	(8.8)	(0.9)	(21.1)	(30.8)
Charge offs	18.1	2.5	16.8	37.4
Recoveries	(0.4)	(1.4)	(0.6)	(2.4)
Balance at end of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(3.0)	$(3.1)
Balance at end of period collectively evaluated for impairment	$(2.7)	$(1.1)	$(13.1)	$(16.9)
Loans and fees receivable:
Loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$5.0	$5.2
Loans and fees receivable collectively evaluated for impairment	$6.7	$70.5	$59.2	$136.4

For the Twelve Months Ended December 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(4.6)	$(3.1)	$(3.5)	$(11.2)
Provision for loan losses	(16.3)	(0.3)	(13.1)	(29.7)
Charge offs	9.5	3.6	5.6	18.7
Recoveries	(0.2)	(1.6)	(0.2)	(2.0)
Balance at end of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Loans and fees receivable:
Loans and fees receivable, gross	$21.9	$63.5	$49.3	$134.7
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$—	$0.2
Loans and fees receivable collectively evaluated for impairment	$21.9	$63.3	$49.3	$134.5

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	December 31, 2014	December 31, 2013
Current loans receivable	$116.1	$103.3
Current fees receivable	3.4	6.0
Delinquent loans and fees receivable	22.1	25.4
Loans and fees receivable, gross	$141.6	$134.7

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable. We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due. We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due or 120 days past due for the point-of-sale finance product. For our rent-to-own products, we charge off receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

 Recoveries on accounts previously charged off are credited to the allowance for uncollectible loans and fees receivable and effectively offset our provision for losses on loans and fees receivable recorded at net realizable value on our consolidated statements of operations. (All of the above discussion relates only to our loans and fees receivable for which we use net realizable value (i.e., as opposed to fair value) accounting. For loans and fees receivable recorded at fair value, recoveries offset losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries on our consolidated statements of operations.)

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of December 31, 2014 and December 31, 2013 is as follows:

Balance at December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.4	$6.3	$2.8	$9.5
60-89 days past due	0.4	2.1	2.2	4.7
90 or more days past due	1.6	1.7	4.6	7.9
Delinquent loans and fees receivable, gross	2.4	10.1	9.6	22.1
Current loans and fees receivable, gross	4.3	60.6	54.6	119.5
Total loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.6	$—	$1.6

Balance at December 31, 2013	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$1.6	$5.6	$2.5	$9.7
60-89 days past due	1.9	1.7	2.2	5.8
90 or more days past due	5.6	1.1	3.2	9.9
Delinquent loans and fees receivable, gross	9.1	8.4	7.9	25.4
Current loans and fees receivable, gross	12.8	55.1	41.4	109.3
Total loans and fees receivable, gross	$21.9	$63.5	$49.3	$134.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.1	$3.2	$3.3

Loans and Fees Receivable, at Fair Value.  Both categories of our loans and fees receivable held at fair value represent receivables underlying credit card securitization trusts that are consolidated onto our consolidated balance sheet, some portfolios of which are unencumbered (those labeled loans and fees receivables, at fair value) and some of which are still encumbered under structured financing facilities (those labeled loans and fees receivable pledged as collateral under structured financings, at fair value). Further details concerning our loans and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

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

We periodically review our property to determine if it is impaired. Accordingly we impaired $2.7 million of software costs associated with software development in 2014 as planned uses for this software were discontinued. We incurred no such impairment costs in 2013.

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

We use the equity method for our 66.7% investment in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. We account for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which do not allow us to control this investee. We also used the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture with an unrelated third party that purchased the outstanding notes issued out of the structured financing trust underlying our non-U.S. acquired credit card receivables (the “Non-U.S. Acquired Portfolio”) until December 2014 at which point the entity was consolidated. The entity was consolidated as a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest. As such, as of December 31, 2014 only one equity-method investee remained.

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

Rental Merchandise, Net of Depreciation

Our rental merchandise includes consumer electronics, furniture, jewelry and other consumer goods that we initially record on our consolidated balance sheets at our cost. After our initial recording of the rental merchandise at cost, we reduce its carrying value for depreciation thereof. We typically depreciate our rental merchandise over contract rental periods, generally 12 months (monthly agreements) or 26 periods (bi-weekly agreements) under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers' use of the rental merchandise. Currently, we do not maintain any levels of rental merchandise beyond what actually has been rented to our customers under our contracts with them.  We include a "Rental revenue" line item within our table below detailing our fees and related income on earning assets category on our consolidated statements of operations. Depreciation associated with our rental merchandise totaled $63.1 million and $16.1 million for the twelve months ended December 31, 2014 and 2013, respectively.

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

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customer’s account.

The components (in thousands) of our fees and related income on earning assets are as follows:

	Twelve months ended December 31,
	2014	2013
Fees on credit products	$18,662	$23,879
Changes in fair value of loans and fees receivable recorded at fair value	14,460	45,601
Changes in fair value of notes payable associated with structured financings recorded at fair value	(7,418)	(19,423)
Rental revenue	58,457	19,759
Other	4,669	(707)
Total fees and related income on earning assets	$88,830	$69,109

The above changes in fair value of loans and fees receivable recorded at fair value category exclude the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations. Reflected within our Other category above during the twelve months ended December 31, 2013 is a $2.4 million write-off of a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after December 31, 2014, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both December 31, 2014 and December 31, 2013, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2014 and 2013 revenues were generated outside of the U.S.

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

Twelve months ended December 31, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$49,091	$24,239	$73,330
Other	346	—	346
Total interest income	49,437	24,239	73,676
Interest expense	(22,762)	(1,290)	(24,052)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$26,675	$22,949	$49,624
Fees and related income on earning assets	$88,555	$275	$88,830
Servicing income	$4,246	$664	$4,910
Gain on repurchase of convertible senior notes	$12,068	$—	$12,068
Depreciation of rental merchandise	$(63,148)	$—	$(63,148)
Equity in income of equity-method investees	$6,983	$—	$6,983
(Loss) income before income taxes	$(32,107)	$4,802	$(27,305)
Income tax benefit (expense)	$36,062	$(1,430)	$34,632
Total assets	$203,300	$65,055	$268,355

Twelve months ended December 31, 2013	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$46,050	$23,215	$69,265
Other	139	117	256
Total interest income	46,189	23,332	69,521
Interest expense	(22,470)	(1,402)	(23,872)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$23,719	$21,930	$45,649
Fees and related income on earning assets	$71,286	$(2,177)	$69,109
Servicing income	$7,411	$807	$8,218
Gain on repurchase of convertible senior notes	$—	$—	$—
Depreciation of rental merchandise	$(16,146)	$—	$(16,146)
Equity in income of equity-method investees	$8,437	$—	$8,437
(Loss) income before income taxes	$(25,294)	$2,515	$(22,779)
Income tax benefit (expense)	$6,349	$(1,235)	$5,114
Total assets	$292,748	$59,487	$352,235

4.	Shareholders' Equity

Retired Shares

During the years ended December 31, 2014 and 2013, we repurchased and contemporaneously retired 133,799 and 380,518 shares of our common stock at an aggregate cost of $0.3 million and $1.4 million, respectively, pursuant to open market purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at December 31, 2014 (1,672,656 shares as of December 31, 2013), which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investments in Equity-Method Investees

Our equity-method investments outstanding at December 31, 2014 consist of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. Our 50.0% interest in a joint venture, which was formed to purchase the outstanding notes issued out of the structured financing trust underlying our Non-U.S. Acquired Portfolio, was consolidated as of December 31, 2014. This was a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest. Accordingly, as of December 31, 2014 only one equity-method investee was included in our financial statements. The results of operations associated with the joint venture prior to consolidation are included in the tables below.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	December 31, 2014	December 31, 2013
Loans and fees receivable pledged as collateral under structured financings, at fair value	$22,571	$35,241
Investments in non-marketable debt securities, at fair value	$—	$36,158
Total assets	$23,831	$74,145
Notes payable associated with structured financings, at fair value	$—	$12,125
Total liabilities	$82	$12,251
Members’ capital	$23,749	$61,894

	Twelve months ended December 31,
	2014	2013
Net interest income, fees and related income on earning assets	$12,168	$15,105
Total other operating income	$117	$109
Net income	$11,006	$13,439
Net income attributable to our equity investment in investee	$6,983	$8,437

In June 2013, we increased, from 50.0% to 66.7% our overall ownership in the first joint venture mentioned above, which was formed in 2004 to purchase a credit card receivables portfolio. We continue to account for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which do not allow us to control this investee. The additional June 2013 investment in this investee was made at a discount to the fair value of the investee's assets, thereby resulting in a gain of approximately $0.9 million for us in the three months ended June 30, 2013 based on the investee's reporting of substantially all of its assets at their fair values under its fair value option election.

The above tables include the economics associated with our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust prior to its consolidation in December 2014.  Separate financial data for this entity are as follows:

	As of
	December 31, 2014	December 31, 2013
Investments in non-marketable debt securities, at fair value	$—	$36,158
Total assets	$—	$36,770
Total liabilities	$—	$—
Members’ capital	$—	$36,770

	Twelve months ended December 31,
	2014	2013
Net interest income, fees and related income on earning assets	$6,603	$7,404
Net income	$6,558	$7,358
Net income attributable to our equity investment in investee	$3,279	$3,679

As described in Note 9, “Notes Payable,” notes payable with a fair value of $36.2 million correspond with the $36.2 million investment in non-marketable debt securities, at fair value held by our equity method investee as noted in the above table as of December 31, 2013.

6.	Fair Values of Assets and Liabilities

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2014 and December 31, 2013 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2014 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$111,010	$101,753
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,144
Loans and fees receivable, at fair value	$—	$—	$18,255	$18,255
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$34,905	$34,905

Assets – As of December 31, 2013 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$94,579	$92,924
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,284
Loans and fees receivable, at fair value	$—	$—	$12,080	$12,080
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$88,132	$88,132

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the twelve months ended December 31, 2014 and December 31, 2013:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2014	$12,080	$88,132	$100,212
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	11,991	11,991
Net revaluations of loans and fees receivable, at fair value	2,469	—	2,469
Settlements, net	(7,524)	(52,748)	(60,272)
Impact of foreign currency translation	—	(1,240)	(1,240)
Net transfers between categories	11,230	(11,230)	—
Net transfers in and/or out of Level 3	—	—	—
Balance at December 31, 2014	$18,255	$34,905	$53,160
Balance at January 1, 2013	$20,378	$133,595	$153,973
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	38,066	38,066
Net revaluations of loans and fees receivable, at fair value	7,535	—	7,535
Settlements, net	(15,833)	(83,727)	(99,560)
Impact of foreign currency translation	—	198	198
Net transfers in and/or out of Level 3	—	—	—
Balance at December 31, 2013	$12,080	$88,132	$100,212

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2014 and December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$18,255	Discounted cash flows	Gross yield	17.9% to 25.6% (21.0%)
			Principal payment rate	1.5% to 3.6% (2.3%)
			Expected credit loss rate	7.4% to 13.7% (9.9%)
			Servicing rate	7.4% to 15.1% (10.5%)
			Discount rate	15.9% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$34,905	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Servicing rate	11.0%
			Discount rate	15.9%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)(2)
Loans and fees receivable, at fair value	$12,080	Discounted cash flows	Gross yield	23.7%
			Principal payment rate	3.5%
			Expected credit loss rate	14.6%
			Servicing rate	14.0%
			Discount rate	15.9%
Loans and fees receivable pledged as collateral under structured financings, at fair value	$88,132	Discounted cash flows	Gross yield	17.0% to 27.5% (23.4%)
			Principal payment rate	1.7% to 3.2% (2.6%)
			Expected credit loss rate	9.9% to 18.0% (14.9%)
			Servicing rate	9.4% to 11.8% (10.3%)
			Discount rate	15.9% to 16.2% (16.0%)

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions as of December 31, 2014.  As such, no range is given. With the consolidation of the underlying joint venture associated with our Non-U.S. Acquired Portfolio and concurrent distribution of certain assets in satisfaction of the outstanding notes as discussed in Note 5 "Investments in Equity-Method Investees" and Note 9 "Notes Payable," the remaining receivables were reclassified in December 2014 as loans and fees receivable, at fair value (from Loans and fees receivable pledged as collateral under structured financings, at fair value as of December 31, 2013).
(2) Our loans and fees, at fair value consist of a single portfolio with one set of assumptions as of December 31, 2013.  As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2014 and December 31, 2013 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$28,500	$28,500
ACC amortizing debt facility	$—	$—	$125	$125
Amortizing debt facilities	$—	$—	$42,200	$42,200
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$3,924	$3,924
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$37,662	$—	$64,302
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$—	$—	$—
Economic sharing arrangement liability	$—	$—	$119	$119
Notes payable associated with structured financings, at fair value	$—	$—	$36,511	$36,511

Liabilities - As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$22,000	$22,000
ACC amortizing debt facility	$—	$—	$928	$928
Amortizing debt facilities	$—	$—	$21,411	$21,411
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$8,245	$8,245
Senior secured term loan	$—	$—	$—	$—
5.875% convertible senior notes	$—	$57,007	$—	$95,484
Liabilities carried at fair value
Interest rate swap underlying CAR facility	$—	$97	$—	$97
Economic sharing arrangement liability	$—	$—	$354	$354
Notes payable associated with structured financings, at fair value	$—	$—	$94,523	$94,523

For our material notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.  Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” See Note 9, “Notes Payable,” for further discussion on our notes payable.  For our 5.875% convertible senior notes due 2035 (“5.875% convertible senior notes”), we assess fair value based upon the most recent trade data available from third-party providers.  Additionally, through an agreement with our now-divested Investments in Previously Charged-Off Receivables segment, we are obligated to remit net cash flows associated with certain balance transfer card receivables that we retained subsequent to the sale of the entity.  We assess the fair value of this obligation based on the present value of future cash flows using a valuation model of expected cash flows related to these specific receivables. We do not disclose the fair value of our other debt as it is not practicable to do so.  We have seen no data that would suggest that the fair value of our other Credit and Other Investments segment debt is materially different from its carrying amount. See Note 9, “Notes Payable,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the twelve months ended December 31, 2014 and 2013.

	Notes Payable Associated with Structured Financings, at Fair Value
	2014	2013
Beginning balance, January 1	$94,523	$140,127
Transfers in due to consolidation of equity-method investees	(13,288)	—
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	7,418	19,423
Repayments on outstanding notes payable, net	(50,815)	(65,264)
Impact of foreign currency translation	(1,327)	237
Net transfers in and/or out of Level 3	—	—
Ending balance, December 31	$36,511	$94,523

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the periods ended December 31, 2014 and December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014 (in Thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Notes payable associated with structured financings, at fair value	$36,511	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Discount rate	15.9%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2013 (in Thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Notes payable associated with structured financings, at fair value	$94,523	Discounted cash flows	Gross yield	17.0% to 27.5% (23.4%)
			Principal payment rate	1.7% to 3.2% (2.6%)
			Expected credit loss rate	9.9% to 18.0% (14.9%)
			Discount rate	15.9% to 20.6% (17.7%)

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2014 and December 31, 2013 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2014	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$22,785	$41,449
Aggregate fair value of loans and fees receivable that are reported at fair value	$18,255	$34,905
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$93	$39
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$647	$1,695

As of December 31, 2013	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$16,620	$109,945
Aggregate fair value of loans and fees receivable that are reported at fair value	$12,080	$88,132
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$31	$299
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$728	$4,555

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2014	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2013
Aggregate unpaid principal balance of notes payable	$121,236	$219,619
Aggregate fair value of notes payable	$36,511	$94,523

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2014	2013
Software	$67,974	$64,383
Furniture and fixtures	7,250	7,147
Data processing and telephone equipment	39,340	39,157
Leasehold improvements	28,061	28,052
Total cost	142,625	138,739
Less accumulated depreciation	(135,589)	(129,802)
Property, net	$7,036	$8,937

As of December 31, 2014, the weighted-average remaining depreciable life of our depreciable property was 5.4 years.

8.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense for continuing operations associated with these operating leases was $3.2 million in 2014 and $3.9 million in 2013. During the fourth quarter of 2006, we entered into a 15-year lease in Atlanta, Georgia for 335,372 square feet (net of space which was surrendered to the landlord through our exercise of a termination option), 233,405 square feet of which we have subleased, and the remainder of which houses our corporate offices.  In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2014, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2015	$9,023	$(5,659)	$3,364
2016	7,607	(5,835)	1,772
2017	8,085	(6,007)	2,078
2018	9,224	(5,963)	3,261
2019	9,311	(5,966)	3,345
Thereafter	23,165	(15,142)	8,023
Total	$66,415	$(44,572)	$21,843

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2014, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of both December 31, 2014 and December 31, 2013, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of December 31, 2014, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2014 and December 31, 2013.

	Carrying Amounts at Fair Value as of
	December 31, 2014	December 31, 2013
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2015), outstanding face amount of $121.2 million bearing interest at a weighted average 4.9% interest rate (4.2% as of December 31, 2013), which is secured by credit card receivables and restricted cash aggregating $36.5 million ($58.4 million as of December 31, 2013) in carrying amount	$36.5	$58.3
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of April 2015) issued out of our Non-U.S. Acquired Portfolio securitization trust	—	36.2
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$36.5	$94.5

In December 2014, the joint venture that was formed to purchase the outstanding notes issued out of the structured financing trust underlying our Non-U.S. Acquired Portfolio was consolidated. This was a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest.

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $36.5 million in fair value of structured financing notes in the above table is $36.5 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at December 31, 2014.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of December 31, 2014 and December 31, 2013 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2014	December 31, 2013
Revolving credit facilities at a weighted average rate equal to 3.7% (4.7% at December 31, 2013) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $75.4 million ($83.5 million at December 31, 2013)

Revolving credit facility (expiring October 4, 2017) (1) (2)	$28.5	$22.0
Revolving credit facility (expiring May 17, 2015) (2)	4.0	4.0
Amortizing facilities at a weighted average rate equal to 5.4% (8.8% at December 31, 2013) secured by certain receivables, rental streams and restricted cash with a combined aggregate carrying amount of $42.2 million ($16.5 million as of December 31, 2013)

Amortizing debt facility (expiring December 15, 2014) (3) (4)	—	3.3
Amortizing debt facility (expiring April 20, 2015) (3) (4)	—	5.8
Amortizing debt facility (expiring July 15, 2015) (3) (4)	0.5	8.3
Amortizing debt facility (expiring August 28, 2015) (3) (5)	30.0	3.5
Amortizing debt facility (expiring October 30, 2015) (3) (5)	7.8	—
Amortizing debt facility (expiring August 1, 2016) (3) (5)	3.9	0.5
Other facilities
Senior secured term loan to related parties (expiring November 25, 2015) that is secured by certain assets of the Company with an annual rate equal to 9.0% (6)	20.0	—
Amortizing debt facility (expiring November 6, 2016) that is secured by our ACC Auto Finance segment receivables and restricted cash with an aggregate carrying amount of $0.4 million ($2.5 million as of December 31, 2013) (7)	0.1	0.9
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.2% as of December 31, 2014 and 9.1% as of December 31, 2013) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $4.1 million ($9.6 million as of December 31, 2013)	3.9	8.2
Vendor-financed software and equipment purchases that are secured by certain equipment	—	0.2
Total notes payable outstanding	$98.7	$56.7

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

(4)	Loans are from the same lender and are cross-collateralized; thus, combined security interests are subject to claims upon the default of either lending arrangement.

(5)	These notes were modified to either extend the maturity date, increase the loaned amount or both.

(6)	See Note 16 "Related Party Transactions" for additional information regarding this note.

(7)
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

10.	Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 (“3.625% convertible senior notes”), and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.  In May 2012, substantially all of the holders of our 3.625% convertible senior notes exercised a then-existing put right.  No such put rights exist under our 5.875% convertible senior notes.

In July 2014 we repurchased $80,000 aggregate principal amount of outstanding 5.875% convertible senior notes for $25,200. In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes for $19.1 million plus accrued interest from unrelated third parties. The purchases resulted in an aggregate gain of $12.1 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	December 31, 2014	December 31, 2013
Face amount of 3.625% convertible senior notes	$450	$450
Face amount of 5.875% convertible senior notes	93,280	139,467
Discount	(28,978)	(43,983)
Net carrying value	$64,752	$95,934
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $93.3 million of outstanding 5.875% convertible senior notes as of December 31, 2014 (as referenced in the table above) will be convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% convertible senior notes should they arise. Beginning with the six-month period commencing on January 30, 2009, we could pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the offering of the 5.875% convertible senior notes, we entered into a 30 year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock that we exclude from all earnings per share computations and for which we received a fee upon consummation of the agreement of $0.001 per loaned share. The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the 30-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($3.4 million based on the 1,459,233 of shares remaining outstanding under the share lending arrangement as of December 31, 2014).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

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

Accounting for Convertible Senior Notes

Because our convertible senior notes are Instrument C convertible notes, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and additional paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to additional paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., additional paid-in capital).  We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability (and which ended May 2012 for our 3.625% convertible senior notes).  Amortization for the years ended December 31, 2014 and 2013 totaled $0.6 million and $0.6 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $8.0 million and $8.2 million for the years ended December 31, 2014 and 2013, respectively.  We will amortize the discount remaining at December 31, 2014 into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the 3.625% and 5.875% convertible senior notes was 9.2% for all periods presented.

11.	Commitments and Contingencies

General

Under our point-of-sale finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $112.0 million at December 31, 2014. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2014, CAR had unfunded outstanding floor-plan financing commitments totaling $8.9 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include commitments of £0.6 million ($0.9 million) at December 31, 2014 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.  At December 31, 2014, the available lines of credit mentioned above are related to cards issued under programs in the U.K.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $4.4 million remains pledged to support various ongoing contractual obligations.  In addition, in connection with our Non-U.S. Acquired Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.4 million as of December 31, 2014). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. Atlanticus Services Corporation also guarantees certain performance obligations of its servicer affiliate to the indenture trustee and the trust created under the structured financing relating to our Non-U.S. Acquired Portfolio.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2014, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable. In October 2013, we were released from certain contingent liabilities which resulted in the release of $4.4 million of cash previously held in escrow and previously included on our consolidated balance sheet as a deposit within our prepaid expenses and other assets category.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2015 and April 2016, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($3.3 million and $2.3 million as of December 31, 2014, respectively).

Currently, HM Revenue and Customs (“HMRC”) within the U.K. is in the preliminary stages of conducting a review principally into filings by one of our U.K. subsidiaries to reclaim valued-added taxes (“VAT”) that it paid on its inputs and that it believed and continues to believe were and are eligible to be reclaimed. Some of these filings have been honored and refunds have therefore been issued to our U.K. subsidiary, and some of the filings have been delayed along with associated refunds pending the outcome of the HMRC review. Given the nature and current early stage of the review and the uncertainties associated therewith, we cannot currently confirm that our U.K. subsidiary will not be required to return to HMRC any VAT refunds it previously received. Accordingly, we have accrued a £3.0 million ($4.7 million) liability to HMRC which reflects our current estimate of the potential liability associated with this HMRC review on our future consolidated results of operations or consolidated financial position.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, "Leases."

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are material to us.

12.	Income Taxes

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

The current and deferred portions (in thousands) of federal, foreign and state income tax benefit or expense as the case may be are as follows:

	For the Year Ended December 31,
	2014	2013
Federal income tax benefit:
Current tax benefit (expense)	$1,231	$(52)
Deferred tax benefit	33,222	3,270
Total federal income tax benefit	34,453	3,218
Foreign income tax benefit (expense):
Current tax expense	(87)	(42)
Deferred tax benefit	977	892
Total foreign income tax benefit	890	850
State and other income tax benefit:
Current tax benefit (expense)	(203)	7
Deferred tax benefit (expense)	(508)	1,039
Total state and other income tax benefit (expense)	(711)	1,046
Total income tax benefit	$34,632	$5,114

We experienced effective income tax benefit rates of 126.8% and 22.5% for the years ended December 31, 2014 and December 31, 2013, respectively.  Our effective income tax benefit rates resulted principally from (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets in both years ended December 31, 2014 and 2013, with the most significant benefits related to the complete release of all federal tax-related valuation allowances in the year ended December 31, 2014 and (2) the reversal of excess prior year interest accruals on our then-accrued prior year liabilities for uncertain tax positions, such reversal of excess interest accruals resulting from a favorable settlement (relative to accrued prior year liabilities for uncertain tax positions) reached with the Internal Revenue Service (“IRS”) in December 2014 and the favorable resolution of accrued prior year liabilities for uncertain state tax positions.

As indicated above, we report potential accrued interest and penalties related to our accrued liabilities for uncertain tax positions within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals therefor. During the year ended December 31, 2014, the effect of interest and penalties on our income tax benefit was a $10.9 million net increase in our income tax benefit (representing the net of the release of $11.2 million of prior year interest and penalty accruals and $0.3 million of new accruals in 2014 associated with uncertain tax liabilities in 2014). In contrast, our income tax benefit was reduced in the year ended December 31, 2013 by net interest and penalty accruals of $2.1 million (representing the net of the release of $1.0 million of prior year interest and penalty accruals and $3.1 million of new accruals in 2013 associated with uncertain tax liabilities in 2013).

As referenced above, in December 2014 we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Pursuant to the terms of the settlement, we agreed to a federal income tax assessment of $9.1 million associated with our 2007 and 2008 net operating loss carry-backs (upon which approximately $2.0 million of interest is expected to be charged when billed by the IRS). Our settlement with the IRS materially enhanced our 2014 reported income tax benefits in two ways as noted above. First, we released into 2014 income tax benefit prior year tax, interest and penalty liability accruals associated with then-uncertain tax positions that were resolved in a significantly favorable manner relative to the liabilities accrued therefor. Second, we reclassified to deferred tax liabilities as of December 31, 2014 significant levels of liabilities that had been classified as current liability accruals for uncertain tax positions as of December 31, 2013, thereby eliminating the need for valuation allowances that existed as of December 31, 2013 against net deferred tax assets at that date.

The following table reconciles our effective tax benefit rates for 2014 and 2013 to the federal statutory rate:

	For the Year Ended December 31,
	2014	2013
Statutory tax benefit rate	35.0%	35.0%
Increase (decrease) in statutory tax benefit rate resulting from:
Changes in valuation allowances	59.3%	(9.7)%
Interest and penalties related to uncertain tax positions	37.3%	(0.6)%
Foreign income taxes	(3.3)%	(1.6)%
Permanent and other differences	0.2%	(0.5)%
State and other income taxes, net	(1.7)%	(0.1)%
Effective tax benefit rate	126.8%	22.5%

As of December 31, 2014 and December 31, 2013, the significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2014	2013
Deferred tax assets:
Software development costs/fixed assets	$3,089	$3,304
Goodwill and intangible assets	5,824	6,702
Provision for loan loss	18,892	16,236
Equity-based compensation	452	125
Other	2,190	—
Accruals for state taxes and interest associated with unrecognized tax benefits	1,092	5,329
Federal net operating loss carry-forward	84,909	121,524
Federal credit carry-forward	4,428	1,073
Foreign net operating loss carry-forward	689	706
State tax benefits	35,617	36,354
	157,182	191,353
Valuation allowances	(34,224)	(52,601)
	122,958	138,752
Deferred tax liabilities:
Prepaid expenses	(317)	(296)
Other	—	(1,696)
Equity in income of equity-method investees	(1,152)	(4,796)
Mark-to-market	(278)	(342)
Credit card fair value election differences	(43,438)	(32,476)
Deferred costs	(535)	(332)
Interest on debentures	(15,417)	(18,772)
Convertible senior notes	(10,867)	(16,091)
Cancellation of indebtedness income	(56,162)	(65,949)
	(128,166)	(140,750)
Net deferred tax liability	$(5,208)	$(1,998)

As noted above, deferred tax liability balances as of December 31, 2013 are net of amounts that were required at that date to be reclassified as current liabilities associated with then-uncertain tax positions.

Certain of our deferred tax assets relate to federal, foreign and state net operating losses as noted in the above table, and we have no other net operating losses or credit carry-forwards other than those noted herein. Our $34.2 million of deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits, principally net operating losses and credits from operations in various states and foreign jurisdictions (including U.S.

territories), and it is more likely than not that these recorded tax benefits will not be utilized to reduce future state and foreign tax liabilities in these jurisdictions.

We conduct business globally, and as a result, one or more of our subsidiaries files federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. territories. With a few exceptions of a non-material nature, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2011.

Reconciliation (in thousands) of unrecognized tax benefits from the beginning to the end of 2014 and 2013 is as follows:

	2014	2013
Balance at January 1,	$(54,775)	$(54,643)
Reductions based on tax positions related to prior years	2,108	2,943
Additions based on tax positions related to prior years	(90)	(1)
Additions based on tax positions related to the current year	(16)	(11)
Interest and penalties accrued	(348)	(3,063)
Settlement	47,876	—
Balance at December 31,	$(5,245)	$(54,775)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $5.2 million and $17.4 million at December 31, 2014 and 2013, respectively.

Absent the effects of potential agreements to extend statutes of limitations periods, the total amount of unrecognized tax benefits with respect to certain of our unrecognized tax positions will significantly change as a result of the lapse of applicable limitations periods in the next 12 months. However, it is not reasonably possible to determine which (if any) limitations periods will lapse in the next 12 months due to the effect of existing and new tax audits and tax agency determinations.  Moreover, the net amount of such change cannot be reasonably estimated because our operations over the next 12 months may cause other changes to the total amount of unrecognized tax benefits. Due to the complexity of the tax rules underlying our uncertain tax position liabilities, and the unclear timing of tax audits, tax agency determinations, and other events (such as the outcomes of tax controversies involving related issues with unrelated taxpayers), we cannot establish reasonably reliable estimates for the periods in which the cash settlement of our uncertain tax position liabilities will occur.

13.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

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

The following table sets forth the computations of net loss per common share (in thousands, except per share data):

	For the Twelve Months Ended December 31,
	2014	2013
Numerator:
Net income (loss) attributable to controlling interests	$7,177	$(17,741)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,983	13,774
Effect of dilutive stock compensation arrangements (2)	1	—
Diluted (including unvested share-based payment awards) (1)	13,984	13,774
Net income (loss) attributable to controlling interests per common share—basic	$0.51	$(1.29)
Net income (loss) attributable to controlling interests per common share—diluted	$0.51	$(1.29)

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 517,676 for the year ended December 31, 2014, compared to 272,479 shares for the year ended December 31, 2013.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we included none of our stock options in our net loss per share computations for the year ended December 31, 2013.

For the years ended December 31, 2014 and 2013, there were no shares potentially issuable and thus includible in the diluted net loss attributable to controlling interests per common share calculations under our 3.625% convertible senior notes and 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the respective $20.22 and $24.61 conversion prices for the 3.625% convertible senior notes and 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 22,246 and 3.8 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

14.    Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2014 Equity Incentive Plan (the “2014 Plan”).  As of December 31, 2014, 42,863 shares remained available for issuance under the ESPP and 727,500 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $971,000 in income tax-related charges to additional paid-in capital during the year ended December 31, 2014 with no such charges or benefits for the year ended December 31, 2013.

Restricted Stock and Restricted Stock Unit Awards

During the twelve months ended December 31, 2014 and 2013, we granted 61,868 and 441,572 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.2 million and $1.5 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock vests over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2014, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.5 million with a weighted-average remaining amortization period of 1.2 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options could range from 0 to 5 years.  We had expense of $423,757 and $0 related to stock option-related compensation costs during the twelve months ended December 31, 2014 and 2013, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	December 31, 2014
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—
Issued	450,000	$2.52
Outstanding at December 31, 2014	450,000	$2.52	4.2	$13,500
Exercisable at December 31, 2014	15,000	$2.27	4.3	$1,350

As of December 31, 2014, we had $0.2 million of unamortized deferred compensation costs associated with non-vested stock options.

15.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3% of their salaries under our Group Personal Pension Plan and to U.S. employees who participate in our 401(k) plan. We made matching contributions under our U.S. and U.K. plans of $253,000 and $271,000 in 2014 and 2013, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP to which we referred above. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $17,877 to purchase 8,746 shares of common stock in 2014 and $26,754 to purchase 8,391 shares of common stock in 2013 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $14,000 and $6,000 in 2014 and 2013, respectively.

16.	Related Party Transactions

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the twelve months ended December 31, 2014, we received $202,169 of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of $20.0 million. On November 28, 2014, we used the proceeds of the initial term loan to repurchase $46.1 million in aggregate principal amount of our 5.875% convertible senior notes. The aggregate purchase price for these notes was $19.1 million plus accrued interest and resulted in an aggregate gain of $12.1 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchase).

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 25, 2015. Future loans under the agreement can be used for additional repurchases of our outstanding notes and other purposes approved by Dove. The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, the Company can prepay the principal amounts of these loans without premium or penalty.

Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.