Form 10-Q
period 2015-03-31
Atlanticus Holdings Corp
filed 2015-05-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2015

of
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

As of May 5, 2015, 13,901,480 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Assets
Unrestricted cash and cash equivalents	$31,395	$39,925
Restricted cash and cash equivalents	17,682	22,741
Loans and fees receivable:
Loans and fees receivable, net (of $16,790 and $15,730 in deferred revenue and $15,649 and $19,957 in allowances for uncollectible loans and fees receivable at March 31, 2015 and December 31, 2014, respectively)	107,792	105,897
Loans and fees receivable, at fair value	13,147	18,255
Loans and fees receivable pledged as collateral under structured financings, at fair value	30,743	34,905
Rental merchandise, net of depreciation	10,357	14,177
Property at cost, net of depreciation	6,799	7,036
Investments in equity-method investees	14,437	15,833
Deposits	1,026	1,589
Prepaid expenses and other assets	16,391	7,997
Total assets	$249,769	$268,355
Liabilities
Accounts payable and accrued expenses	$36,348	$39,968
Notes payable, at face value	65,237	78,749
Notes payable to related parties	20,000	20,000
Notes payable associated with structured financings, at fair value	32,294	36,511
Convertible senior notes	64,868	64,752
Income tax liability	20,736	20,933
Total liabilities	239,483	260,913
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,376,098 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at March 31, 2015; and 15,308,971 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2014	—	—
Additional paid-in capital	210,626	210,519
Accumulated other comprehensive loss	(1,068)	(1,841)
Retained deficit	(199,270)	(201,237)
Total shareholders’ equity	10,288	7,441
Noncontrolling interests	(2)	1
Total equity	10,286	7,442
Total liabilities and equity	$249,769	$268,355

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Consumer loans, including past due fees	$17,443	$19,957
Other	32	237
Total interest income	17,475	20,194
Interest expense	(4,557)	(6,187)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	12,918	14,007
Fees and related income on earning assets	13,219	32,885
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	10,372	(1,885)
Provision for losses on loans and fees receivable recorded at net realizable value	(3,168)	(7,875)
Net interest income, fees and related income on earning assets	33,341	37,132
Other operating income:
Servicing income	1,560	1,240
Other income	267	1,067
Equity in income of equity-method investees	1,075	2,406
Total other operating income	2,902	4,713
Other operating expense:
Salaries and benefits	4,120	5,098
Card and loan servicing	10,271	13,778
Marketing and solicitation	486	762
Depreciation, primarily related to rental merchandise	12,846	25,708
Other	7,172	5,540
Total other operating expense	34,895	50,886
Income (loss) before income taxes	1,348	(9,041)
Income tax benefit (expense)	618	(1,982)
Net income (loss)	1,966	(11,023)
Net loss (income) attributable to noncontrolling interests	1	(151)
Net income (loss) attributable to controlling interests	$1,967	$(11,174)
Net income (loss) attributable to controlling interests per common share—basic	$0.14	$(0.79)
Net income (loss) attributable to controlling interests per common share—diluted	$0.14	$(0.79)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income (loss)	$1,966	$(11,023)
Other comprehensive income (loss):
Foreign currency translation adjustment	(443)	61
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	1,535	—
Income tax (expense) benefit related to other comprehensive income (loss)	(319)	34
Comprehensive income (loss)	2,739	(10,928)
Comprehensive loss (income) attributable to noncontrolling interests	1	(151)
Comprehensive income (loss) attributable to controlling interests	$2,740	$(11,079)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Three Months Ended March 31, 2015 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	15,308,971	$—	$210,519	$(1,841)	$(201,237)	$1	$7,442
Compensatory stock issuances, net of forfeitures	88,934	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	(2)	(2)
Amortization of deferred stock-based compensation costs	—	—	236	—	—	—	236
Redemption and retirement of shares	(21,807)	—	(54)	—	—	—	(54)
Tax effects of stock-based compensation plans	—	—	(75)	—	—	—	(75)
Other comprehensive income	—	—	—	773	1,967	(1)	2,739
Balance at March 31, 2015	15,376,098	$—	$210,626	$(1,068)	$(199,270)	$(2)	$10,286

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$1,966	$(11,023)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of rental merchandise	12,253	25,011
Depreciation, amortization and accretion, net	529	(131)
Losses upon charge off of loans and fees receivable recorded at fair value	1,739	4,748
Provision for losses on loans and fees receivable	3,168	7,875
Interest expense from accretion of discount on convertible senior notes	116	158
Income from accretion of discount associated with receivables purchases	(9,375)	(8,209)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(869)	(3,535)
Income from equity-method investments	(1,075)	(2,406)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(16)	(11)
(Decrease) increase in income tax liability	(674)	1,910
Decrease (increase) in deposits	563	(15)
Decrease in accounts payable and accrued expenses	(3,344)	(6,228)
Additions to rental merchandise	(8,433)	(18,210)
Other	(5,720)	(3,426)
Net cash used in operating activities	(9,172)	(13,492)
Investing activities
(Decrease) increase in restricted cash	5,033	(4,579)
Proceeds from equity-method investees	2,471	2,459
Investments in earning assets	(60,586)	(47,695)
Proceeds from earning assets	72,745	62,842
Purchases and development of property, net of disposals	(359)	(1,979)
Net cash provided by investing activities	19,304	11,048
Financing activities
Noncontrolling interests distributions, net	(2)	(145)
Purchase and retirement of outstanding stock	(54)	(27)
Proceeds from borrowings	23,132	22,998
Repayment of borrowings	(40,974)	(24,100)
Net cash used in financing activities	(17,898)	(1,274)
Effect of exchange rate changes on cash	(764)	(22)
Net decrease in unrestricted cash	(8,530)	(3,740)
Unrestricted cash and cash equivalents at beginning of period	39,925	50,873
Unrestricted cash and cash equivalents at end of period	$31,395	$47,133
Supplemental cash flow information
Cash paid for interest	$5,909	$8,134
Net cash income tax payments	$62	$72
Supplemental non-cash information
Issuance of stock options and restricted stock	$234	$931
Notes payable associated with capital leases	$—	$158

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

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

Components of our loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2014	Additions	Subtractions	Balance at March 31, 2015
Loans and fees receivable, gross	$141.6	$76.3	$(77.7)	$140.2
Deferred revenue	(15.7)	(10.5)	9.4	(16.8)
Allowance for uncollectible loans and fees receivable	(20.0)	(3.2)	7.6	(15.6)
Loans and fees receivable, net	$105.9	$62.6	$(60.7)	$107.8

	Balance at December 31, 2013	Additions	Subtractions	Balance at March 31, 2014
Loans and fees receivable, gross	$134.7	$65.4	$(71.3)	$128.8
Deferred revenue	(13.3)	(8.5)	8.2	(13.6)
Allowance for uncollectible loans and fees receivable	(24.2)	(7.9)	9.0	(23.1)
Loans and fees receivable, net	$97.2	$49.0	$(54.1)	$92.1

As of March 31, 2015 and March 31, 2014, the weighted average remaining accretion periods for the $16.8 million and $13.6 million, respectively, of deferred revenue reflected in the above tables were 11 months and 10 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Provision for loan losses	(0.5)	(0.2)	(2.5)	(3.2)
Charge offs	1.4	0.5	6.5	8.4
Recoveries	(0.1)	(0.3)	(0.4)	(0.8)
Balance at end of period	$(1.9)	$(1.2)	$(12.5)	$(15.6)
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(1.7)	$(1.8)
Balance at end of period collectively evaluated for impairment	$(1.9)	$(1.1)	$(10.8)	$(13.8)
Loans and fees receivable:
Loans and fees receivable, gross	$4.8	$73.4	$62.0	$140.2
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$2.7	$2.9
Loans and fees receivable collectively evaluated for impairment	$4.8	$73.2	$59.3	$137.3

For the Three Months Ended March 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Provision for loan losses	(4.2)	0.2	(3.9)	(7.9)
Charge offs	5.0	0.1	4.5	9.6
Recoveries	(0.1)	(0.3)	(0.2)	(0.6)
Balance at end of period	$(10.9)	$(1.4)	$(10.8)	$(23.1)
Balance at end of period individually evaluated for impairment	$(0.2)	$—	$—	$(0.2)
Balance at end of period collectively evaluated for impairment	$(10.7)	$(1.4)	$(10.8)	$(22.9)
Loans and fees receivable:
Loans and fees receivable, gross	$18.5	$59.4	$50.9	$128.8
Loans and fees receivable individually evaluated for impairment	$0.3	$—	$—	$0.3
Loans and fees receivable collectively evaluated for impairment	$18.2	$59.4	$50.9	$128.5

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	March 31, 2015	December 31, 2014
Current loans receivable	$119.1	$116.1
Current fees receivable	3.1	3.4
Delinquent loans and fees receivable	18.0	22.1
Loans and fees receivable, gross	$140.2	$141.6

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of March 31, 2015 and December 31, 2014 is as follows:

Balance at March 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.3	$4.6	$2.3	$7.2
60-89 days past due	0.3	1.7	1.8	3.8
90 or more days past due	1.0	1.5	4.5	7.0
Delinquent loans and fees receivable, gross	1.6	7.8	8.6	18.0
Current loans and fees receivable, gross	3.2	65.6	53.4	122.2
Total loans and fees receivable, gross	$4.8	$73.4	$62.0	$140.2
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.4	$—	$1.4

Balance at December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.4	$6.3	$2.8	$9.5
60-89 days past due	0.4	2.1	2.2	4.7
90 or more days past due	1.6	1.7	4.6	7.9
Delinquent loans and fees receivable, gross	2.4	10.1	9.6	22.1
Current loans and fees receivable, gross	4.3	60.6	54.6	119.5
Total loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.6	$—	$1.6

Income Taxes

We experienced a negative effective income tax expense rate of 45.8% and negative effective income tax benefit rate of 21.9% for the three months ended March 31, 2015 and March 31, 2014, respectively.  Our negative effective income tax expense rate for the three months ended March 31, 2015 resulted principally due to a favorable effective settlement we reached with the Internal Revenue Service (“IRS”) in February, 2015 relative to prior year accruals for uncertain tax positions and interest accruals thereon. The negative effective income tax benefit rate for the three months ended March 31, 2014 resulted principally from the (1) the effects of legislative changes enacted during that period in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets.

 We report potential accrued interest and penalties related to our accrued liabilities for uncertain tax positions within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals therefor. During the three months ended March 31,

2015, there was no effect of interest and penalties on our income tax expense. In contrast, our income tax benefit was reduced in the three months ended March 31, 2014 by net interest and penalty accruals of $0.6 million.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended March 31,
	2015	2014
Fees on credit products	$2,174	$5,387
Changes in fair value of loans and fees receivable recorded at fair value	1,231	4,692
Changes in fair value of notes payable associated with structured financings recorded at fair value	(362)	(1,157)
Rental revenue	10,109	21,933
Other	67	2,030
Total fees and related income on earning assets	$13,219	$32,885

The above changes in fair value of loans and fees receivable recorded at fair value category exclude the impact of charge offs associated with these receivables which are separately stated on our consolidated statements of operations.  See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after March 31, 2015, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both March 31, 2015 and December 31, 2014, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2015 and 2014 revenues were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended March 31, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$10,720	$6,723	$17,443
Other	32	—	32
Total interest income	10,752	6,723	17,475
Interest expense	(4,251)	(306)	(4,557)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$6,501	$6,417	$12,918
Fees and related income on earning assets	$13,073	$146	$13,219
Servicing income	$1,359	$201	$1,560
Depreciation of rental merchandise	$(12,253)	$—	$(12,253)
Equity in income of equity-method investees	$1,075	$—	$1,075
(Loss) income before income taxes	$(579)	$1,927	$1,348
Income tax benefit (expense)	$1,248	$(630)	$618
Total assets	$183,219	$66,550	$249,769

Three months ended March 31, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$14,396	$5,561	$19,957
Other	237	—	237
Total interest income	14,633	5,561	20,194
Interest expense	(5,832)	(355)	(6,187)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$8,801	$5,206	$14,007
Fees and related income on earning assets	$32,802	$83	$32,885
Servicing income	$1,055	$185	$1,240
Depreciation of rental merchandise	$(25,011)	$—	$(25,011)
Equity in income of equity-method investees	$2,406	$—	$2,406
(Loss) income before income taxes	$(10,063)	$1,022	$(9,041)
Income tax expense	$(1,625)	$(357)	$(1,982)
Total assets	$281,700	$56,230	$337,930

4.	Shareholders' Equity

Retired Shares

During the three months ended March 31, 2015, we repurchased and contemporaneously retired 21,807 shares of our common stock at an aggregate cost of $54,253, pursuant to open market purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three months ended March 31, 2014, we repurchased and contemporaneously retired 10,781 shares of our common stock at an aggregate cost of $26,629, pursuant to the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at March 31, 2015 and December 31, 2014, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investments in Equity-Method Investees

Our equity-method investments outstanding at March 31, 2015 consist of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. Our 50.0% interest in a joint venture, which was formed to purchase the outstanding notes issued out of the structured financing trust underlying our Non-U.S. Acquired Portfolio, was consolidated as of December 31, 2014. This was a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest. Accordingly, as of March 31, 2015 and December 31, 2014 only one equity-method investee was included in our financial statements. The results of operations associated with the joint venture prior to consolidation are included in the tables below.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	March 31, 2015	December 31, 2014
Loans and fees receivable pledged as collateral under structured financings, at fair value	$20,538	$22,571
Total assets	$21,720	$23,831
Total liabilities	$66	$82
Members’ capital	$21,654	$23,749

	Three months ended March 31,
	2015	2014
Net interest income, fees and related income on earning assets	$1,617	$4,116
Total other operating income	$—	$49
Net income	$1,407	$3,780
Net income attributable to our equity investment in investee	$1,075	$2,406

The above tables include the economics associated with our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust prior to its consolidation in December 2014.  Separate financial data for this entity prior to its consolidation are as follows:

As of
December 31, 2014
Investments in non-marketable debt securities, at fair value	$—
Total assets	$—
Total liabilities	$—
Members’ capital	$—

Three Months Ended March 31, 2014
Net interest income, fees and related income on earning assets	$1,985
Net income	$1,974
Net income attributable to our equity investment in investee	$987

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2015 and December 31, 2014 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2015 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$110,744	$104,688
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$3,104
Loans and fees receivable, at fair value	$—	$—	$13,147	$13,147
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$30,743	$30,743

Assets – As of December 31, 2014 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$111,010	$101,753
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,144
Loans and fees receivable, at fair value	$—	$—	$18,255	$18,255
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$34,905	$34,905

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

(2)
We do not provide fair value for this portion of our loans and fees receivable, net because it is not practicable to do so.  These loans and fees receivable consist of a variety of receivables that are largely start-up in nature and for which we have neither sufficient history nor a comparable peer group from which we can calculate fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2015 and March 31, 2014:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2015	$18,255	$34,905	$53,160
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	1,215	1,215
Net revaluations of loans and fees receivable, at fair value	16	—	16
Settlements, net	(4,675)	(5,377)	(10,052)
Impact of foreign currency translation	(449)	—	(449)
Balance at March 31, 2015	$13,147	$30,743	$43,890
Balance at January 1, 2014	$12,080	$88,132	$100,212
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	2,684	2,684
Net revaluations of loans and fees receivable, at fair value	2,008	—	2,008
Settlements, net	(2,397)	(11,949)	(14,346)
Impact of foreign currency translation	—	283	283
Balance at March 31, 2014	$11,691	$79,150	$90,841

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$13,147	Discounted cash flows	Gross yield	19.7% to 25.6% (22.2%)
			Principal payment rate	1.2% to 3.7% (2.3%)
			Expected credit loss rate	7.0% to 14.4% (10.2%)
			Servicing rate	5.5% to 15.6% (9.9%)
			Discount rate	15.9% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$30,743	Discounted cash flows	Gross yield	27.9%
			Principal payment rate	2.8%
			Expected credit loss rate	13.8%
			Servicing rate	11.2%
			Discount rate	15.9%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$18,255	Discounted cash flows	Gross yield	17.9% to 25.6% (21.0%)
			Principal payment rate	1.5% to 3.6% (2.3%)
			Expected credit loss rate	7.4% to 13.7% (9.9%)
			Servicing rate	7.4% to 15.1% (10.5%)
			Discount rate	15.9% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$34,905	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Servicing rate	11.0%
			Discount rate	15.9%

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions. As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2015 and December 31, 2014 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$29,250	$29,250
ACC amortizing debt facility	$—	$—	$—	$—
Amortizing debt facilities	$—	$—	$29,408	$29,408
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$2,579	$2,579
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$38,828	$—	$64,418
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$82	$82
Notes payable associated with structured financings, at fair value	$—	$—	$32,294	$32,294

Liabilities - As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$28,500	$28,500
ACC amortizing debt facility	$—	$—	$125	$125
Amortizing debt facilities	$—	$—	$42,200	$42,200
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$3,924	$3,924
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$37,662	$—	$64,302
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$119	$119
Notes payable associated with structured financings, at fair value	$—	$—	$36,511	$36,511

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2015 and 2014.

	Notes Payable Associated with Structured Financings, at Fair Value
	2015	2014
Beginning balance, January 1	$36,511	$94,523
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	362	1,157
Repayments on outstanding notes payable, net	(4,579)	(10,149)
Impact of foreign currency translation	—	318
Ending balance, March 31	$32,294	$85,849

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the periods ended March 31, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2015 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$32,294	Discounted cash flows	Gross yield	27.9%
			Principal payment rate	2.8%
			Expected credit loss rate	13.8%
			Discount rate	15.9%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$36,511	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Discount rate	15.9%

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2015 and December 31, 2014 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2015	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$17,820	$36,527
Aggregate fair value of loans and fees receivable that are reported at fair value	$13,147	$30,743
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$19	$36
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$555	$1,355

As of December 31, 2014	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$22,785	$41,449
Aggregate fair value of loans and fees receivable that are reported at fair value	$18,255	$34,905
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$93	$39
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$647	$1,695

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2015	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2014
Aggregate unpaid principal balance of notes payable	$116,656	$121,236
Aggregate fair value of notes payable	$32,294	$36,511

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of both March 31, 2015 and December 31, 2014, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of March 31, 2015, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2015 and December 31, 2014.

	Carrying Amounts at Fair Value as of
	March 31, 2015	December 31, 2014
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2015), outstanding face amount of $116.7 million bearing interest at a weighted average 5.1% interest rate (4.9% as of December 31, 2014), which is secured by credit card receivables and restricted cash aggregating $32.3 million ($36.5 million as of December 31, 2014) in carrying amount	$32.3	$36.5
Amortizing term securitization facility (denominated and referenced in U.K. sterling and a stated maturity of April 2015) issued out of our Non-U.S. Acquired Portfolio securitization trust	—	—
Total structured financing notes reported at fair value that are secured by credit card receivables and to which we are subordinated	$32.3	$36.5

In December 2014, the joint venture that was formed to purchase the outstanding notes issued out of the structured financing trust underlying our Non-U.S. Acquired Portfolio was consolidated. This was a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest.

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. Each of the structured financing facilities in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreements that allow for acceleration or bullet repayment of the facilities prior to their scheduled expiration dates. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $32.3 million in fair value of structured financing notes in the above table is $32.3 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at March 31, 2015.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of March 31, 2015 and December 31, 2014 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2015	December 31, 2014
Revolving credit facilities at a weighted average rate equal to 3.7% (3.7% at December 31, 2014) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $86.4 million ($75.4 million at December 31, 2014)

Revolving credit facility (expiring October 4, 2017) (1) (2)	$29.2	$28.5
Revolving credit facility (expiring May 17, 2015) (2)	4.0	4.0
Amortizing facilities at a weighted average rate equal to 5.2% (5.4% at December 31, 2014) secured by certain receivables, rental streams and restricted cash with a combined aggregate carrying amount of $34.7 million ($42.2 million as of December 31, 2014)

Amortizing debt facility (expiring July 15, 2015) (3)	—	0.5
Amortizing debt facility (expiring August 28, 2015) (3) (4)	15.4	7.8
Amortizing debt facility (expiring October 30, 2015) (3) (4)	11.5	30.0
Amortizing debt facility (expiring August 1, 2016) (3) (4)	2.5	3.9
Other facilities
Senior secured term loan to related parties (expiring November 25, 2015) that is secured by certain assets of the Company with an annual rate equal to 9.0% (5)	20.0	20.0
Amortizing debt facility (repaid in March 2015)	—	0.1
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.1% as of March 31, 2015 and 9.2% as of December 31, 2014) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $3.4 million ($4.1 million as of December 31, 2014)	2.6	3.9
Total notes payable outstanding	$85.2	$98.7

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

(4)	These notes were modified to either extend the maturity date, increase the loaned amount or both.

(5)	See Related Party Transactions under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding this note.

8.	Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 (“3.625% convertible senior notes”), and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 ("5.875% convertible senior notes"). The 3.625% convertible senior notes and the 5.875%

convertible senior notes are unsecured, subordinate to existing and future secured obligations and structurally subordinate to existing and future claims of our subsidiaries' creditors. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.   No put rights exist under our 5.875% convertible senior notes.

In July 2014 we repurchased $80,000 aggregate principal amount of outstanding 5.875% convertible senior notes for $25,200 In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes for $19.1 million plus accrued interest from unrelated third parties. The purchases resulted in an aggregate gain of $12.1 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. In April 2015 we notified the remaining holders of the outstanding 3.625% convertible senior notes that we will redeem all outstanding 3.625% convertible senior notes on May 29, 2015. Subsequent to this redemption, only our 5.875% convertible senior notes will remain outstanding.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	March 31, 2015	December 31, 2014
Face amount of 3.625% convertible senior notes	$450	$450
Face amount of 5.875% convertible senior notes	93,280	93,280
Discount	(28,862)	(28,978)
Net carrying value	$64,868	$64,752
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under our point-of-sale finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $89.5 million at March 31, 2015. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2015, CAR had unfunded outstanding floor-plan financing commitments totaling $10.1 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $4.7 million remains pledged to support various ongoing contractual obligations.  In addition, in connection with our Non-U.S. Acquired Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of March 31, 2015). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. Atlanticus Services Corporation also guarantees certain performance obligations of its servicer affiliate to the indenture trustee and the trust created under the structured financing relating to our Non-U.S. Acquired Portfolio.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2015, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2015 and April 2016, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($2.3 million and $1.8 million as of March 31, 2015, respectively).

Currently, HM Revenue and Customs (“HMRC”) within the U.K. is in the preliminary stages of conducting a review principally into filings by one of our U.K. subsidiaries to reclaim valued-added taxes (“VAT”) that it paid on its inputs and that it believed and continues to believe were and are eligible to be reclaimed. Some of these filings have been honored and refunds have therefore been issued to our U.K. subsidiary, and some of the filings have been delayed along with associated refunds pending the outcome of the HMRC review. Given the nature and current early stage of the review and the uncertainties associated therewith, we cannot currently confirm that our U.K. subsidiary will not be required to return to HMRC any VAT refunds it previously received. Accordingly, as of both March 31, 2015 and December 31, 2014 we have accrued a £3.1 million ($4.6 million) liability to HMRC which reflects our current estimate of the potential liability associated with this HMRC review on our future consolidated results of operations or consolidated financial position.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, "Leases" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are material to us.

10.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

We compute net income (loss) attributable to controlling interests per common share by dividing net income (loss) attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our results of operations.  In performing our net income (loss) attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and certain unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net income (loss) per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) attributable to controlling interests	$1,967	$(11,174)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,923	14,081
Effect of dilutive stock compensation arrangements (2)	2	—
Diluted (including unvested share-based payment awards) (1)	13,925	14,081
Net income (loss) attributable to controlling interests per common share—basic	$0.14	$(0.79)
Net income (loss) attributable to controlling interests per common share—diluted	$0.14	$(0.79)

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 427,474 for the three months ended March 31, 2015, compared to 567,674 shares for the three months ended March 31, 2014.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we included none of our stock options in our net income (loss) per share computations for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, there were no shares potentially issuable and thus includible in the diluted net income (loss) attributable to controlling interests per common share calculations under our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion prices for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.8 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.    Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2014 Equity Incentive Plan (the “2014 Plan”).  As of March 31, 2015, 41,683 shares remained available for issuance under the ESPP and 637,500 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $75 thousand in income tax-related charges to additional paid-in capital during the three months ended March 31, 2015 with no such charges or benefits for the three months ended March 31, 2014.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2015 and 2014, we granted 88,934 and 80,800 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.2 million and $0.3 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock vests over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2015, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.5 million with a weighted-average remaining amortization period of 1.1 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options could range from 0 to 5 years.  We had expense of $70 thousand and $67 thousand related to stock option-related compensation costs during the three months ended March 31, 2015 and 2014, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	March 31, 2015
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	450,000	$2.52
Issued	—	$—
Outstanding at March 31, 2015	450,000	$2.52	3.9	$—
Exercisable at March 31, 2015	210,006	$2.53	3.9	$—

We had $0.2 million and $0.6 million of unamortized deferred compensation costs associated with non-vested stock options as of March 31, 2015 and 2014, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2014, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this Report, that our actual experience will differ materially from these expectations.  For more information, see "Forward-Looking Information" below.

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
Additionally, we report within our Credit and Other Investments segment the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer. Prior to December 2014 we also included income from an additional equity-method investee that held structured financing notes underlying credit card receivables for which we are the servicer. This investee was consolidated on our financial statements as of December 31, 2014 subsequent to our distribution of certain assets to an unrelated third-party partner for their interest.

Lastly, we report within our Credit and Other Investments segment, gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace peer lending and other financial technologies. These investments are carried at a lower of cost or market valuation, and the remaining associated book value as of March 31, 2015 is negligible given variations in the ascribed values since acquisition. Some of these platforms have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there is no foreseeable liquidity event, and ascribing value to these investments would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2015	2014	from 2014 to 2015
Total interest income	$17,475	$20,194	$(2,719)
Interest expense	(4,557)	(6,187)	1,630
Fees and related income on earning assets:
Fees on credit products	2,174	5,387	(3,213)
Changes in fair value of loans and fees receivable recorded at fair value	1,231	4,692	(3,461)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(362)	(1,157)	795
Rental revenue	10,109	21,933	(11,824)
Other	67	2,030	(1,963)
Other operating income:
Servicing income	1,560	1,240	320
Other income	267	1,067	(800)
Equity in income equity-method investees	1,075	2,406	(1,331)
Total	$29,039	$51,605	$(22,566)
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(10,372)	1,885	12,257
Provision for losses on loans and fees receivable recorded at net realizable value	3,168	7,875	4,707
Other operating expenses:
Salaries and benefits	4,120	5,098	978
Card and loan servicing	10,271	13,778	3,507
Marketing and solicitation	486	762	276
Depreciation	12,846	25,708	12,862
Other	7,172	5,540	(1,632)
Net income (loss)	1,966	(11,023)	12,989
Net loss (income) attributable to noncontrolling interests	1	(151)	152
Net income (loss) attributable to controlling interests	1,967	(11,174)	13,141

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our point-of-sale finance, credit card and auto finance receivables. Period-over-period results reflect continued growth in our auto finance receivables and our point-of-sale finance and direct-to-consumer products, offset, however, by continued net liquidations of our credit card receivables over the past year. We are currently experiencing continued growth in our point-of-sale and direct-to-consumer finance products and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations over the next few quarters. Future periods' growth is also dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships and continued growth within our direct-to-consumer finance product. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. Despite these anticipated increases, continued net liquidations of our credit card receivables will continue to offset these increases and could result in overall net declines in interest income period over period.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in our point-of-sale finance and CAR operations as evidenced within Note 7, “Notes Payable,” to our consolidated financial statements. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations. Offsetting this growth in interest expense, in addition to the net liquidations of facilities associated with our credit card portfolios, will be reductions in interest costs associated with convertible senior notes that have been repurchased and canceled. In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes due 2035 ("5.875% convertible senior notes"). In connection with this repurchase, we borrowed $20.0 million under a secured term loan from a related party. See "Related Party Transactions" below for more information.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    Declines in rental revenue due to the aforementioned product shift at a significant retail partner that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product, and for which sales volumes have not returned to levels previously experienced;

•	Reductions in fees on credit products, principally associated with the net liquidations of credit card accounts in the U.K.;

•
Recoveries of $2.1 million on investments in consumer finance technology platforms in excess of their carrying value in our "Other" category in the first quarter of 2014 with no corresponding recovery in the first quarter of 2015; and

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below.

As we continue to expand the rent-to-own product offerings, we expect continued increases in billings within the rental revenue category. However, this growth in rental revenues slowed subsequent to the first quarter of 2014 due to a product shift by one of our large retail partners. Following the completion of this product shift, we have continued to experience monthly growth. As for our fees on credit products category, which is primarily influenced by the level of our originated U.K. credit card receivables, we expect a diminishing level of fee income for 2015 because we do not anticipate additional credit card originations in the U.K. Further, given expected future net liquidations of our credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments.

Servicing income.  We earn servicing compensation by servicing loan portfolios for third parties (including our equity-method investees). Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience limited growth relative to those experienced in prior periods.

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

As mentioned elsewhere in this Report, we plan to continue to evaluate and pursue a variety of activities, including the repurchase of our 5.875% convertible senior notes.

Equity in income of equity-method investees.  Because our equity-method investees use the fair value option to account for their financial assets and liabilities, changes in fair value estimates can cause some volatility in the earnings of these investees. Because of continued liquidations in their financial assets (a credit card receivables portfolio held by one equity-method investee and structured financing notes held by the other), absent additional investments in our existing or in new equity-method investees in the future, we expect gradually declining effects from our equity-method investments on our operating results. Further, in December 2014, we consolidated on our financial statements one of our equity-method investees subsequent to our distribution of certain assets to an unrelated third-party partner for their interest in the entity. As such, we expect even further diminishing effects from our equity-method investments on our operating results for 2015 when compared to prior periods.

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios. In the first quarter of 2015, these reimbursements exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts on quarters throughout the year.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period decrease in this category between 2014 and 2015 due to the previously mentioned declines in volumes associated with our installment lending product. Additionally, testing associated with our credit card product in the U.K. resulted in slightly higher provisions through the first quarter of 2014, but, given that we have discontinued new originations in the U.K., we expect declines in provisions associated with this product offering, albeit not at levels expected to produce period over period declines for 2015. Further, we expect growth in new product receivables recorded at net realizable value to result in increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume associated with our point-of-sale finance product offering (i.e., growth of new product receivables), rather than credit quality changes or deterioration. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three months ended March 31, 2015, relative to the three months ended March 31, 2014, reflect the following:

•
modestly lower 2015 salaries and benefits costs resulting from cost reductions undertaken in the third and fourth quarters of 2014, offset by increases required to grow our new credit product offerings;

•
card and loan servicing expenses that are lower in 2015 based on lower originations for our installment loan and rent-to-own products when compared to the first quarter of 2014 as well as continued net liquidations in our credit card portfolios;

•
slight decreases in marketing costs as our new product offerings require less direct-to-consumer marketing expenses as those seen under our historical credit card operations coupled with reduced originations in these programs as discussed above;

•
decreased depreciation primarily associated with declines in originations under our rent-to-own program, totaling $12.3 million and $25.0 million for the three months ended March 31, 2015 and 2014, respectively; and

•	general increases in other expenses including customer acquisition, underwriting costs and third party costs associated with ongoing information technology upgrades.

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

Income Taxes. We experienced a negative effective income tax expense rate of 45.8% and negative effective income tax benefit rate of 21.9% for the three months ended March 31, 2015 and March 31, 2014, respectively.  Our negative effective income tax expense rate for the three months ended March 31, 2015 resulted principally due to a favorable effective settlement we reached with the Internal Revenue Service (“IRS”) in February, 2015 relative to prior year accruals for uncertain tax positions and interest accruals thereon. The negative effective income tax benefit rate for the three months ended March 31, 2014 resulted principally from the (1) the effects of legislative changes enacted during that period in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets.

 We report potential accrued interest and penalties related to our accrued liabilities for uncertain tax positions within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals therefor. During the three months ended March 31, 2015, there was no effect of interest and penalties on our income tax expense. In contrast, our income tax benefit was reduced in the three months ended March 31, 2014 by net interest and penalty accruals of $0.6 million.

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

Depreciation associated with rental merchandise (totaling $12.3 million and $25.0 million for the three months ended March 31, 2015 and 2014, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $12.2 million for the three months ended March 31, 2015, $8.0 million for the three months ended December 31, 2014, $2.7 million for the three months ended September 30, 2014, $3.7 million for the three months ended June 30, 2014, $3.2 million for the three months ended March 31, 2014, $1.2 million for the three months ended December 31, 2013, $3.9 million for the three months ended September 30, 2013, and $1.7 million for the three months ended June 30, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect from Our Customers?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2015	2014				2013
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$140,660	$157,145	$186,564	$200,147	$215,182	$236,740	$248,584	$252,036
Percent 30 or more days past due	12.1%	13.6%	11.2%	11.2%	12.0%	12.5%	10.9%	9.2%
Percent 60 or more days past due	8.9%	9.8%	8.3%	8.1%	9.2%	9.2%	7.8%	6.3%
Percent 90 or more days past due	6.4%	6.9%	5.8%	5.7%	6.7%	6.4%	5.2%	4.3%
Average managed receivables	$146,792	$173,553	$194,272	$206,657	$227,109	$242,272	$246,147	$255,669
Total yield ratio	38.3%	63.3%	42.6%	38.4%	45.4%	33.3%	36.3%	31.8%
Combined gross charge-off ratio	23.8%	21.4%	21.4%	25.5%	23.8%	19.1%	14.6%	16.9%
Adjusted charge-off ratio	19.2%	16.4%	17.7%	21.3%	19.8%	15.2%	10.7%	12.2%

Managed receivables levels. The consistent quarterly declines in our period-end and average managed receivables over the last eight quarters reflect the net liquidating state of our credit card receivables portfolios given our closure of substantially all credit card accounts underlying the portfolios. Moreover, we have effectively curtailed our credit card marketing efforts. Nevertheless, because of the receivables growth we have experienced and expect to continue to experience over the coming quarters associated with our point-of-sale and direct-to-consumer finance offerings, the rate of decline in our managed receivables will diminish, and we expect the slower decline to continue over coming quarters. This trend was offset in the fourth quarter of 2014 by our distribution of certain assets to an unrelated third-party partner in a joint venture for their interest. See Note 7 "Notes Payable" for more information. Growth in future periods largely is dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within our direct-to-consumer operations. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for our installment lending product. This disruption lasted into the second quarter of 2014 and continues to impact growth through lower originations. We anticipate that new originations with this retail partner will continue to lag behind our earlier experience with this retail partner.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2014.  We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

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

The continued growth in our point-of-sale and direct-to-consumer finance operations continues to result in higher charge-off ratios than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on our rapidly growing new product offerings, offset by lower charge offs associated with credit card origination efforts in the U.K. due to the cessation of marketing efforts for this product and (3) an overall decline in the managed receivables base as discussed above.

Rental Merchandise

The following table presents certain trends associated with our merchandise leasing activities within our Credit and Other Investments segment (in thousands; percentages of total):

	At or for the three months ended
	2015	2014				2013
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end rental merchandise, net of accumulated amortization	$10,357	$14,177	$12,268	$11,082	$22,052	28,849	16,976
Period-end rental merchandise accounts	99	100	98	96	99	83	42
Average rental merchandise, net of accumulated amortization	$12,186	$13,292	$11,845	$15,485	$29,047	22,804	8,493
Other (loss) income ratio	(78.0)%	(50.3)%	37.9%	(21.4)%	(45.1)%	46.7%	38.1%

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

Other (loss) income ratio. The numerator of our other (loss) income ratio equals gross revenues associated with our leasing activities less depreciation of our rental merchandise. The denominator of our other (loss) income ratio equals average rental merchandise as disclosed in the table above. The timing of new account originations significantly impacts our quarterly ratios either through rapid growth or a period of slow growth, as occurred during the second quarter of 2014 for the reasons discussed above. The disruption in new account originations and the impact of early payoffs mentioned above resulted in an other loss ratio for the first and second quarters of 2014, as our rental merchandise balance and related payments declined. As a customer's previous rental payments (which are treated as rental revenues and included as a component of our other income ratio, sometimes in prior quarters) are applied when determining an early payoff amount, these early payoff amounts are often for less than the remaining book value of the associated depreciable asset, negatively impacting our other (loss) income ratio. This trend reversed in the third quarter of 2014 as our fourth quarter 2013 and first quarter 2014 vintages substantially passed their early payoff and peak charge-off periods. The loss ratio we experienced in the fourth quarter of 2014 and first quarter of 2015 was similarly due to higher than anticipated early payoffs and charge-offs on accounts originated in prior periods. Until such a time that we have consistent origination growth and a stable basis of inventory, we continue to expect fluctuations in our other (loss) income ratio based on the timing of these originations and the relative volumes of customers that pay off their accounts earlier than anticipated.

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

Additionally, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables. In February of 2015, we sold our remaining interest in the ACC portfolio of receivables for an immaterial amount.

Collectively, as of March 31, 2015, we served more than 560 dealers through our Auto Finance segment in 36 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2015	2014				2013
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$73,371	$69,832	$68,102	$64,000	$59,440	$63,491	$59,249	$60,706
Percent 30 or more days past due	10.7%	14.5%	14.3%	14.6%	11.0%	13.1%	12.3%	12.1%
Percent 60 or more days past due	4.4%	5.5%	5.7%	5.1%	4.4%	4.3%	4.2%	3.6%
Percent 90 or more days past due	2.1%	2.5%	2.7%	1.8%	1.9%	1.7%	1.6%	1.1%
Average managed receivables	$72,258	$68,418	$66,428	$62,475	$60,949	$61,263	$59,126	$60,359
Total yield ratio	39.2%	39.1%	39.2%	39.1%	38.5%	40.2%	41.0%	25.5%
Combined gross charge-off ratio	0.5%	4.7%	2.2%	0.5%	1.0%	4.0%	4.4%	4.1%
Recovery ratio	1.5%	3.3%	1.5%	2.1%	2.1%	1.6%	1.8%	2.2%

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

Total yield ratio.  With the exception of the second quarter of 2013, we experienced a general trend-line of improving total yield ratios compared to prior year periods throughout 2013 due in part to liquidation of the JRAS and ACC receivables, thereby causing the higher yielding CAR receivables to comprise a larger percentage of our average managed auto finance receivables. As JRAS and ACC receivables are no longer a significant component of the overall pool of receivables, we expect this ratio to remain relatively stable throughout the remainder of 2015. The slight decrease in total yield experienced during the first quarter of 2014 was caused by disruptions due to new systems implementations during the quarter. The significant decrease in the second quarter of 2013 was caused by the adverse effects of a $2.4 million reserve associated with a note we had received from buyers of our JRAS buy-here, pay-here dealer operations that we sold in February 2011; excluding the impact of this reserve, our second quarter 2013 total yield ratio would have been 41.1% (and we would have had GAAP Auto Finance segment income during that quarter).

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries (including recoveries from dealer reserve offsets), and the denominator of which is average managed receivables.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables our combined gross charge-off ratio declined significantly in the first quarter of 2014. Additionally benefiting the second quarter of 2014 were larger than expected recoveries associated with our ACC receivables which further reduced our combined gross charge-off ratio. The rise in our combined gross charge-off ratio in the fourth quarter of 2014 was due to specific dealer related losses which accounted for substantially all of the increase for the quarter. While we generally anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio as was seen in the fourth quarter of 2014. We continually re-assess our dealers and will take appropriate action if we feel a particular dealer's risk characteristics adversely change. Significantly all charge offs we experienced in the first quarter of 2015 were offset by available dealer reserves resulting in a lower charge-off ratio for that period. While we have appropriate dealer reserves to mitigate losses across our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we feel that these reserves are adequate to offset any loss exposure we may incur. Our CAR receivables, which experience significantly lower charge offs, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower combined gross charge-off ratios. We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Future Expectations

Our CAR operations continue to perform well in the current environment (achieving consistent profitability and growth) and we expect to experience increasing profits for the foreseeable future. Because ACC’s and JRAS’s receivables are now substantially liquidated, the history of negative effects of these operations on our Auto Finance segment results should be negligible in future periods.  We continue to focus on growing our profitable CAR operations. New branch operations are contributing profits and we anticipate branch expansion in 2015.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given that the next redemption date for the remaining $93.3 million outstanding balance on our 5.875% convertible senior notes is not due for repayment until 2035. In April 2015 we notified the remaining holders of the outstanding 3.625% convertible senior notes that we will redeem all outstanding 3.625% convertible senior notes on May 29, 2015. As of March 31, 2015, there was $0.5 million outstanding on these notes. As such, the only facilities that could represent significant refunding or refinancing needs as of March 31, 2015 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring May 17, 2015) that is secured by the financial and operating assets of the entity	$4.0
Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	2.6
Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	29.2
Senior secured term loan (expiring November 25, 2015) that is secured by certain assets of the Company with an annual rate equal to 9.0% and payable to a related party	20.0
Total	$55.8

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

In December 2014, we reached a settlement with the Internal Revenue Service (“IRS”) concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  Pursuant to the terms of the settlement, we agreed to a federal income tax assessment of $9.1 million associated with our 2007 and 2008 net operating loss carry-backs.  As of March 31, 2015, we had accrued interest in the amount of $2.1 million on the $9.1 million tax assessment, including $119,000 which we accrued and netted against our tax benefit recognized in the three months ended March 31, 2015. We soon could be required to pay the full amount of taxes and interest associated with the IRS settlement unless the IRS approves our payment on an installment basis over some future period.

At March 31, 2015, we had $31.4 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2015 are as follows:

•
During the three months ended March 31, 2015, we used $9.2 million of cash flows from operations compared to the use of $13.5 million of cash flows from operations during the three months ended March 31, 2014. The decrease was principally related to reductions in purchases of rental merchandise associated with our point-of-sale finance operations and cost reductions we implemented throughout 2014 and collections associated with reimbursements received in respect of one of our portfolios. These decreases in cash used were offset by decreases in collections associated with our credit card finance charge receivables in the three months ended March 31, 2015 relative to the same period in 2014, given diminished receivables levels.

•
During the three months ended March 31, 2015, we generated $19.3 million of cash from our investing activities, compared to generating $11.0 million of cash from investing activities during the three months ended March 31, 2014.  This increase is primarily due to reduced levels of investments in our point-of-sale assets relative to the same period in 2014 and the subsequent cash returns on those prior period investments. Additionally reductions in our restricted cash levels contributed positively to our cash generated from investing activities. These increases were offset by the shrinking size of our liquidating credit card portfolios and corresponding payments from customers.

•
During the three months ended March 31, 2015, we used $17.9 million of cash in financing activities, compared to our use of $1.3 million of cash in financing activities during the three months ended March 31, 2014. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both years are borrowings associated with our new credit products, net of repayments on those facilities.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our point-of-sale and direct-to-consumer finance activities as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized as of March 31, 2015 to repurchase an additional 4,916,845 shares of our common stock through June 30, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $24,668 and $25,165 for 2013 and 2014, respectively. The aggregate amount of payments required under the sublease from January 1, 2015 to the expiration of the sublease in May 2022 is $198,193.

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the three months ended March 31, 2015, we received $51,456 of reimbursed costs from HBR associated with these leased employees.

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
As of March 31, 2015, Atlanticus Holdings Corporation had outstanding: $36.0 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $10.7 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, "Notes Payable," to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of March 31, 2015, our subsidiaries had total liabilities of approximately $136.0 million (including the $36.0 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - January 31	12,946	$2.51	12,946	4,916,845
February 1 - February 28	—	$—	—	4,916,845
March 1 - March 31	—	$—	—	4,916,845
Total	12,946	$2.51	12,946	4,916,845

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 8,861 such shares returned to us during the three months ended March 31, 2015.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2016, of which 4,916,845 shares remained authorized for repurchase as of March 31, 2015. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

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

ATLANTICUS HOLDINGS CORPORATION

May 15, 2015	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)