Form 10-Q
period 2015-06-30
Atlanticus Holdings Corp
filed 2015-08-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2015

of
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

As of August 7, 2015, 13,911,011 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Assets
Unrestricted cash and cash equivalents	$46,328	$39,925
Restricted cash and cash equivalents	16,859	22,741
Loans and fees receivable:
Loans and fees receivable, net (of $18,198 and $15,730 in deferred revenue and $16,295 and $19,957 in allowances for uncollectible loans and fees receivable at June 30, 2015 and December 31, 2014, respectively)	120,085	105,897
Loans and fees receivable, at fair value	11,512	18,255
Loans and fees receivable pledged as collateral under structured financings, at fair value	27,464	34,905
Rental merchandise, net of depreciation	12,006	14,177
Property at cost, net of depreciation	6,472	7,036
Investments in equity-method investees	12,901	15,833
Deposits	981	1,589
Prepaid expenses and other assets	17,324	7,997
Total assets	$271,932	$268,355
Liabilities
Accounts payable and accrued expenses	$40,401	$39,968
Notes payable, at face value	84,514	78,749
Notes payable to related parties	20,000	20,000
Notes payable associated with structured financings, at fair value	28,685	36,511
Convertible senior notes	64,537	64,752
Income tax liability	21,594	20,933
Total liabilities	259,731	260,913
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,370,667 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at June 30, 2015; and 15,308,971 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2014	—	—
Additional paid-in capital	210,762	210,519
Accumulated other comprehensive loss	(685)	(1,841)
Retained deficit	(197,873)	(201,237)
Total shareholders’ equity	12,204	7,441
Noncontrolling interests	(3)	1
Total equity	12,201	7,442
Total liabilities and equity	$271,932	$268,355

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Consumer loans, including past due fees	$16,869	$17,387	$34,312	$37,344
Other	10	37	42	274
Total interest income	16,879	17,424	34,354	37,618
Interest expense	(4,529)	(6,158)	(9,086)	(12,345)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	12,350	11,266	25,268	25,273
Fees and related income on earning assets	12,751	22,196	25,970	55,081
Net recovery of (losses upon) charge off of loans and fees receivable recorded at fair value, net of recoveries	9,991	50	20,363	(1,835)
Provision for losses on loans and fees receivable recorded at net realizable value	(5,961)	(6,731)	(9,129)	(14,606)
Net interest income, fees and related income on earning assets	29,131	26,781	62,472	63,913
Other operating income:
Servicing income	1,390	1,234	2,950	2,474
Other income	92	254	359	1,321
Equity in income of equity-method investees	707	841	1,782	3,247
Total other operating income	2,189	2,329	5,091	7,042
Other operating expense:
Salaries and benefits	4,322	4,664	8,442	9,762
Card and loan servicing	9,608	12,956	19,879	26,734
Marketing and solicitation	332	631	818	1,393
Depreciation, primarily related to rental merchandise	9,961	16,573	22,807	42,281
Other	4,261	4,791	11,433	10,331
Total other operating expense	28,484	39,615	63,379	90,501
Income (loss) before income taxes	2,836	(10,505)	4,184	(19,546)
Income tax expense	(1,440)	(673)	(822)	(2,655)
Net income (loss)	1,396	(11,178)	3,362	(22,201)
Net loss (income) attributable to noncontrolling interests	1	—	2	(151)
Net income (loss) attributable to controlling interests	$1,397	$(11,178)	$3,364	$(22,352)
Net income (loss) attributable to controlling interests per common share—basic	$0.10	$(0.80)	$0.24	$(1.59)
Net income (loss) attributable to controlling interests per common share—diluted	$0.10	$(0.80)	$0.24	$(1.59)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$1,396	$(11,178)	$3,362	$(22,201)
Other comprehensive income (loss):
Foreign currency translation adjustment	583	386	140	447
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	—	—	1,535	—
Income tax (expense) benefit related to other comprehensive income (loss)	(200)	(11)	(519)	23
Comprehensive income (loss)	1,779	(10,803)	4,518	(21,731)
Comprehensive loss (income) attributable to noncontrolling interests	1	—	2	(151)
Comprehensive income (loss) attributable to controlling interests	$1,780	$(10,803)	$4,520	$(21,882)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Six Months Ended June 30, 2015 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	15,308,971	$—	$210,519	$(1,841)	$(201,237)	$1	$7,442
Stock options exercises and proceeds related thereto	1,667	—	4	—	—	—	4
Compensatory stock issuances, net of forfeitures	106,334	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	(2)	(2)
Amortization of deferred stock-based compensation costs	—	—	437	—	—	—	437
Redemption and retirement of shares	(46,305)	—	(123)	—	—	—	(123)
Tax effects of stock-based compensation plans	—	—	(75)	—	—	—	(75)
Other comprehensive income	—	—	—	1,156	3,364	(2)	4,518
Balance at June 30, 2015	15,370,667	$—	$210,762	$(685)	$(197,873)	$(3)	$12,201

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$3,362	$(22,201)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of rental merchandise	21,623	40,746
Depreciation, amortization and accretion, net	1,056	643
Losses upon charge off of loans and fees receivable recorded at fair value	3,050	8,719
Provision for losses on loans and fees receivable	9,129	14,606
Interest expense from accretion of discount on convertible senior notes	235	321
Income from accretion of discount associated with receivables purchases	(18,914)	(16,438)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(2,430)	(4,359)
Income from equity-method investments	(1,782)	(3,247)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(394)	121
Increase in income tax liability	90	2,589
Decrease (increase) in deposits	608	(494)
Increase (decrease) in accounts payable and accrued expenses	515	(11,502)
Additions to rental merchandise	(19,451)	(22,975)
Other	(6,904)	(1,096)
Net cash used in operating activities	(10,207)	(14,567)
Investing activities
Decrease (increase) in restricted cash	5,889	(207)
Proceeds from equity-method investees	4,714	6,332
Investments in earning assets	(127,418)	(100,915)
Proceeds from earning assets	137,397	122,617
Purchases and development of property, net of disposals	(616)	(3,183)
Net cash provided by investing activities	19,966	24,644
Financing activities
Noncontrolling interests distributions, net	(2)	(145)
Proceeds from exercise of stock options	4	—
Purchase and retirement of outstanding stock	(123)	(31)
Proceeds from borrowings	88,802	28,322
Repayment of borrowings	(91,960)	(56,445)
Net cash used in financing activities	(3,279)	(28,299)
Effect of exchange rate changes on cash	(77)	270
Net decrease (increase) in unrestricted cash	6,403	(17,952)
Unrestricted cash and cash equivalents at beginning of period	39,925	50,873
Unrestricted cash and cash equivalents at end of period	$46,328	$32,921
Supplemental cash flow information
Cash paid for interest	$8,941	$18,602
Net cash income tax payments	$737	$66
Supplemental non-cash information
Issuance of stock options and restricted stock	$281	$931
Notes payable associated with capital leases	$—	$159

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

Components of our loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2014	Additions	Subtractions	Balance at June 30, 2015
Loans and fees receivable, gross	$141.6	$159.2	$(146.2)	$154.6
Deferred revenue	(15.7)	(21.4)	18.9	(18.2)
Allowance for uncollectible loans and fees receivable	(20.0)	(9.1)	12.8	(16.3)
Loans and fees receivable, net	$105.9	$128.7	$(114.5)	$120.1

	Balance at December 31, 2013	Additions	Subtractions	Balance at June 30, 2014
Loans and fees receivable, gross	$134.7	$134.9	$(140.0)	$129.6
Deferred revenue	(13.3)	(17.0)	16.5	(13.8)
Allowance for uncollectible loans and fees receivable	(24.2)	(14.6)	18.4	(20.4)
Loans and fees receivable, net	$97.2	$103.3	$(105.1)	$95.4

As of June 30, 2015 and June 30, 2014, the weighted average remaining accretion periods for the $18.2 million and $13.8 million, respectively, of deferred revenue reflected in the above tables were 10 months and 11 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.9)	$(1.2)	$(12.5)	$(15.6)
Provision for loan losses	(0.4)	(0.4)	(5.2)	(6.0)
Charge offs	0.9	0.4	4.4	5.7
Recoveries	(0.1)	(0.1)	(0.2)	(0.4)
Balance at end of period	$(1.5)	$(1.3)	$(13.5)	$(16.3)

For the Six Months Ended June 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Provision for loan losses	(0.9)	(0.6)	(7.6)	(9.1)
Charge offs	2.3	0.9	10.9	14.1
Recoveries	(0.2)	(0.4)	(0.7)	(1.3)
Balance at end of period	$(1.5)	$(1.3)	$(13.5)	$(16.3)

As of June 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(1.1)	$(1.2)
Balance at end of period collectively evaluated for impairment	$(1.5)	$(1.2)	$(12.4)	$(15.1)
Loans and fees receivable:
Loans and fees receivable, gross	$4.1	$78.3	$72.2	$154.6
Loans and fees receivable individually evaluated for impairment	$—	$0.1	$2.9	$3.0
Loans and fees receivable collectively evaluated for impairment	$4.1	$78.2	$69.3	$151.6

For the Three Months Ended June 30, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(10.9)	$(1.4)	$(10.8)	$(23.1)
Provision for loan losses	(2.8)	(0.1)	(3.8)	(6.7)
Charge offs	5.3	0.4	4.2	9.9
Recoveries	(0.1)	(0.3)	(0.1)	(0.5)
Balance at end of period	$(8.5)	$(1.4)	$(10.5)	$(20.4)

For the Six Months Ended June 30, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Provision for loan losses	(7.0)	0.1	(7.7)	(14.6)
Charge offs	10.3	0.5	8.7	19.5
Recoveries	(0.2)	(0.6)	(0.3)	(1.1)
Balance at end of period	$(8.5)	$(1.4)	$(10.5)	$(20.4)

As of December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(3.0)	$(3.1)
Balance at end of period collectively evaluated for impairment	$(2.7)	$(1.1)	$(13.1)	$(16.9)
Loans and fees receivable:
Loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$5.0	$5.2
Loans and fees receivable collectively evaluated for impairment	$6.7	$70.5	$59.2	$136.4

The components (in millions) of loans and fees receivable, net as of the date of each of our consolidated balance sheets are as follows:

	June 30, 2015	December 31, 2014
Current loans receivable	$130.0	$116.1
Current fees receivable	3.3	3.4
Delinquent loans and fees receivable	21.3	22.1
Loans and fees receivable, gross	$154.6	$141.6

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of June 30, 2015 and December 31, 2014 is as follows:

Balance at June 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$6.5	$3.0	$9.7
60-89 days past due	0.2	2.2	2.3	4.7
90 or more days past due	0.8	1.8	4.3	6.9
Delinquent loans and fees receivable, gross	1.2	10.5	9.6	21.3
Current loans and fees receivable, gross	2.9	67.8	62.6	133.3
Total loans and fees receivable, gross	$4.1	$78.3	$72.2	$154.6
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.8	$—	$1.8

Balance at December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.4	$6.3	$2.8	$9.5
60-89 days past due	0.4	2.1	2.2	4.7
90 or more days past due	1.6	1.7	4.6	7.9
Delinquent loans and fees receivable, gross	2.4	10.1	9.6	22.1
Current loans and fees receivable, gross	4.3	60.6	54.6	119.5
Total loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.6	$—	$1.6

Income Taxes

We experienced effective income tax expense rates of 50.8% and 19.6% for the three and six months ended June 30, 2015, respectively compared to negative effective income tax benefit rates of 6.4% and 13.6% for the three and six months ended June 30, 2014, respectively.  Our accruals of interest and penalties associated with assessed and unpaid prior year tax liabilities account for the excess of our effective income tax expense rate for the three months ended June 30, 2015 over statutory rates.  Although these interest and penalties were also present in the first quarter of this year, our effective income tax expense rate for the six months ended June 30, 2015 is significantly below statutory rates principally due to a favorable effective settlement we reached with the Internal Revenue Service (“IRS”) in February, 2015 relative to prior year accruals for uncertain tax positions and interest accruals thereon. The negative effective income tax benefit rate for both the three and six months ended June 30, 2014 resulted principally from the (1) effects of legislative changes enacted during that period in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets.

 We report potential accrued interest and penalties related to our accrued liabilities for uncertain tax positions within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals therefor. During the three and six months ended June 30, 2015, we accrued no material amounts of interest and penalties associated with uncertain tax positions. In contrast, however, net interest and penalty accruals of $0.6 million and $1.2 million increased our respective negative effective income tax benefit rates in the three and six months ended June 30, 2014.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fees on credit products	$1,891	$6,407	$4,065	$11,794
Changes in fair value of loans and fees receivable recorded at fair value	1,981	1,975	3,212	6,667
Changes in fair value of notes payable associated with structured financings recorded at fair value	(420)	(1,151)	(782)	(2,308)
Rental revenue	9,278	14,710	19,387	36,643
Other	21	255	88	2,285
Total fees and related income on earning assets	$12,751	$22,196	$25,970	$55,081

The above changes in the fair value of loans and fees receivable recorded at fair value category exclude the impact of charge offs associated with these receivables which are separately stated in Net recovery of (losses upon) charge off of loans and fees receivable recorded at fair value, net of recoveries on our consolidated statements of operations.  See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

Recent Accounting Pronouncements

In April 2015, the FASB issued updated authoritative guidance related to debt issuance costs. The amendment modifies the presentation of unamortized debt issuance costs to present such amounts as a direct deduction from the face amount of the debt, similar to unamortized debt discounts and premiums, rather than as an asset. Amortization of the debt issuance costs continues to be reported as interest expense. The guidance is effective for us beginning January 1, 2016. The impact of adoption of this authoritative guidance is not expected to result in a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. In July 2015, the FASB delayed the effective date by one year and the guidance will now be effective for annual and interim periods beginning January 1, 2018 and early adoption is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after June 30, 2015, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements, other than as discussed below.

In August 2015 we resolved an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable which was fully reserved in a prior period. The income associated with this recovery will be reflected in the Fees and related income on earning assets category of our consolidated statements of operations in the third quarter of 2015.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both June 30, 2015 and December 31, 2014, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2015 and 2014 revenues were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended June 30, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$9,898	$6,971	$16,869
Other	10	—	10
Total interest income	9,908	6,971	16,879
Interest expense	(4,228)	(301)	(4,529)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$5,680	$6,670	$12,350
Fees and related income on earning assets	$12,683	$68	$12,751
Servicing income	$1,179	$211	$1,390
Depreciation of rental merchandise	(9,370)	—	(9,370)
Equity in income of equity-method investees	$707	$—	$707
Income before income taxes	$1,186	$1,650	$2,836
Income tax expense	$(896)	$(544)	$(1,440)

Six months ended June 30, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$20,618	$13,694	$34,312
Other	42	—	42
Total interest income	20,660	13,694	34,354
Interest expense	(8,479)	(607)	(9,086)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$12,181	$13,087	$25,268
Fees and related income on earning assets	$25,756	$214	$25,970
Servicing income	$2,538	$412	$2,950
Depreciation of rental merchandise	$(21,623)	$—	$(21,623)
Equity in income of equity-method investees	$1,782	$—	$1,782
Income before income taxes	$607	$3,577	$4,184
Income tax benefit (expense)	$352	$(1,174)	$(822)
Total assets	$202,510	$69,422	$271,932

Three months ended June 30, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$11,492	$5,895	$17,387
Other	37	—	37
Total interest income	11,529	5,895	17,424
Interest expense	(5,812)	(346)	(6,158)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$5,717	$5,549	$11,266
Fees and related income on earning assets	$22,155	$41	$22,196
Servicing income	$1,075	$159	$1,234
Depreciation of rental merchandise	(15,735)	—	(15,735)
Equity in income of equity-method investees	$841	$—	$841
(Loss) income before income taxes	$(11,661)	$1,156	$(10,505)
Income tax expense	$(316)	$(357)	$(673)

Six months ended June 30, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$25,888	$11,456	$37,344
Other	274	—	274
Total interest income	26,162	11,456	37,618
Interest expense	(11,644)	(701)	(12,345)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$14,518	$10,755	$25,273
Fees and related income on earning assets	$54,957	$124	$55,081
Servicing income	$2,130	$344	$2,474
Depreciation of rental merchandise	$(40,746)	$—	$(40,746)
Equity in income of equity-method investees	$3,247	$—	$3,247
(Loss) income before income taxes	$(21,724)	$2,178	$(19,546)
Income tax expense	$(1,971)	$(684)	$(2,655)
Total assets	$237,163	$62,089	$299,252

4.	Shareholders' Equity

Retired Shares

During the three and six months ended June 30, 2015, we repurchased and contemporaneously retired 24,498 and 46,305 shares of our common stock at an aggregate cost of $68,299 and $122,552, respectively, pursuant to open market purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and six months ended June 30, 2014, we repurchased and contemporaneously retired 1,546 and 12,327 shares of our common stock at an aggregate cost of $4,252 and $30,881, pursuant to the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at June 30, 2015 and December 31, 2014, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investments in Equity-Method Investees

Our equity-method investment outstanding at June 30, 2015 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. Our 50.0% interest in a joint venture, which was formed to purchase the outstanding notes issued out of the structured financing trust underlying our Non-U.S. Acquired Portfolio, was consolidated as of December 31, 2014. This was a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest. Accordingly, as of June 30, 2015 and December 31, 2014 only one equity-method investee was included in our financial statements. The results of operations associated with the joint venture prior to consolidation are included in the tables below.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	June 30, 2015	December 31, 2014
Loans and fees receivable pledged as collateral under structured financings, at fair value	$18,425	$22,571
Total assets	$19,410	$23,831
Total liabilities	$61	$82
Members’ capital	$19,349	$23,749

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net interest income, fees and related income on earning assets	$1,067	$1,193	$2,684	$5,309
Total other operating income	$—	$44	$—	$93
Net income	$874	$896	$2,281	$4,676
Net income attributable to our equity investment in investee	$707	$841	$1,782	$3,247

The above tables include the economics associated with our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust prior to its consolidation in December 2014.  Separate financial data for this entity prior to its consolidation are as follows:

As of
December 31, 2014
Investments in non-marketable debt securities, at fair value	$—
Total assets	$—
Total liabilities	$—
Members’ capital	$—

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net interest (cost) income, fees and related income on earning assets	$(287)	$1,698
Net (loss) income	$(300)	$1,674
Net (loss) income attributable to our equity investment in investee	$(150)	$837

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2015 and December 31, 2014 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2015 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$122,581	$117,390
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$2,695
Loans and fees receivable, at fair value	$—	$—	$11,512	$11,512
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$27,464	$27,464

Assets – As of December 31, 2014 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$111,010	$101,753
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,144
Loans and fees receivable, at fair value	$—	$—	$18,255	$18,255
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$34,905	$34,905

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2015 and June 30, 2014:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2015	$18,255	$34,905	$53,160
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	2,462	2,462
Net revaluations of loans and fees receivable, at fair value	750	—	750
Settlements, net	(7,449)	(9,903)	(17,352)
Impact of foreign currency translation	(44)	—	(44)
Balance at June 30, 2015	$11,512	$27,464	$38,976
Balance at January 1, 2014	$12,080	$88,132	$100,212
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	4,867	4,867
Net revaluations of loans and fees receivable, at fair value	1,800	—	1,800
Settlements, net	(4,391)	(22,315)	(26,706)
Impact of foreign currency translation	—	1,004	1,004
Balance at June 30, 2014	$9,489	$71,688	$81,177

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$11,512	Discounted cash flows	Gross yield	17.4% to 25.9% (21.0%)
			Principal payment rate	1.0% to 3.8% (2.2%)
			Expected credit loss rate	5.1% to 15.8% (9.7%)
			Servicing rate	5.5% to 15.6% (9.8%)
			Discount rate	15.9% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$27,464	Discounted cash flows	Gross yield	29.2%
			Principal payment rate	2.7%
			Expected credit loss rate	12.7%
			Servicing rate	11.2%
			Discount rate	15.9%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$18,255	Discounted cash flows	Gross yield	17.9% to 25.6% (21.0%)
			Principal payment rate	1.5% to 3.6% (2.3%)
			Expected credit loss rate	7.4% to 13.7% (9.9%)
			Servicing rate	7.4% to 15.1% (10.5%)
			Discount rate	15.9% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$34,905	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Servicing rate	11.0%
			Discount rate	15.9%

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions. As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2015 and December 31, 2014 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$31,700	$31,700
ACC amortizing debt facility	$—	$—	$—	$—
Amortizing debt facilities	$—	$—	$51,290	$51,290
Revolving credit facility	$—	$—	$—	$—
U.K. credit card accounts revolving credit facility	$—	$—	$1,524	$1,524
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$38,828	$—	$64,537
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$82	$82
Notes payable associated with structured financings, at fair value	$—	$—	$28,685	$28,685

Liabilities - As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$28,500	$28,500
ACC amortizing debt facility	$—	$—	$125	$125
Amortizing debt facilities	$—	$—	$42,200	$42,200
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$3,924	$3,924
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$37,662	$—	$64,302
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$119	$119
Notes payable associated with structured financings, at fair value	$—	$—	$36,511	$36,511

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2015 and 2014.

	Notes Payable Associated with Structured Financings, at Fair Value
	2015	2014
Beginning balance, January 1	$36,511	$94,523
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	782	2,308
Repayments on outstanding notes payable, net	(8,608)	(22,425)
Impact of foreign currency translation	—	1,103
Ending balance, June 30	$28,685	$75,509

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the periods ended June 30, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2015 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$28,685	Discounted cash flows	Gross yield	29.2%
			Principal payment rate	2.7%
			Expected credit loss rate	12.7%
			Discount rate	15.9%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$36,511	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Discount rate	15.9%

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2015 and December 31, 2014 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2015	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$15,995	$32,379
Aggregate fair value of loans and fees receivable that are reported at fair value	$11,512	$27,464
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$20	$40
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$728	$1,016

As of December 31, 2014	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$22,785	$41,449
Aggregate fair value of loans and fees receivable that are reported at fair value	$18,255	$34,905
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$93	$39
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$647	$1,695

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2015	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2014
Aggregate unpaid principal balance of notes payable	$112,628	$121,236
Aggregate fair value of notes payable	$28,685	$36,511

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of June 30, 2015 and December 31, 2014, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of June 30, 2015, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of June 30, 2015 and December 31, 2014.

	Carrying Amounts at Fair Value as of
	June 30, 2015	December 31, 2014
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2015), outstanding face amount of $112.6 million bearing interest at a weighted average 5.2% interest rate (4.9% as of December 31, 2014), which is secured by credit card receivables and restricted cash aggregating $28.7 million ($36.5 million as of December 31, 2014) in carrying amount	$28.7	$36.5

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $28.7 million in fair value of the structured financing note in the above table is $28.7 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at June 30, 2015.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of June 30, 2015 and December 31, 2014 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2015	December 31, 2014
Revolving credit facilities at a weighted average rate equal to 3.7% (3.7% at December 31, 2014) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $69.3 million ($75.4 million at December 31, 2014)

Revolving credit facility (expiring October 4, 2017) (1) (2)	$31.7	$28.5
Revolving credit facility (expiring May 17, 2015) (2)	—	4.0
Amortizing facilities at a weighted average rate equal to 5.2% (5.4% at December 31, 2014) secured by certain receivables, rental streams and restricted cash with a combined aggregate carrying amount of $56.3 million ($42.2 million as of December 31, 2014)

Amortizing debt facility (expiring July 15, 2015) (3)	—	0.5
Amortizing debt facility (expiring May 14, 2016) (3) (4)	29.0	7.8
Amortizing debt facility (expiring April 17, 2016) (3) (4)	18.7	30.0
Amortizing debt facility (expiring August 1, 2016) (3) (4)	3.6	3.9
Other facilities
Senior secured term loan to related parties (expiring November 25, 2015) that is secured by certain assets of the Company with an annual rate equal to 9.0% (5)	20.0	20.0
Amortizing debt facility (repaid in March 2015)	—	0.1
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.1% as of June 30, 2015 and 9.2% as of December 31, 2014) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $3.1 million ($4.1 million as of December 31, 2014)	1.5	3.9
Total notes payable outstanding	$104.5	$98.7

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

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 (“3.625% convertible senior notes”), and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 ("5.875% convertible senior notes"). The 5.875% convertible senior notes are (and, prior to redemption, the 3.625% convertible senior notes were) unsecured, subordinate to existing and future secured obligations and structurally subordinate to existing and future claims of our subsidiaries' creditors. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.   No put rights exist under our 5.875% convertible senior notes.

In July 2014 we repurchased $80,000 aggregate principal amount of outstanding 5.875% convertible senior notes for $25,200. In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes for $19.1 million plus accrued interest from unrelated third parties. The purchases resulted in an aggregate gain of $12.1 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. Subsequent to this redemption, only our 5.875% convertible senior notes remain outstanding.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2015	December 31, 2014
Face amount of 3.625% convertible senior notes	$—	$450
Face amount of 5.875% convertible senior notes	93,280	93,280
Discount	(28,743)	(28,978)
Net carrying value	$64,537	$64,752
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under our point-of-sale finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $86.0 million at June 30, 2015. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2015, CAR had unfunded outstanding floor-plan financing commitments totaling $10.0 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $4.7 million remains pledged to support various ongoing contractual obligations.  In addition, in connection with our Non-U.S. Acquired Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of June 30, 2015). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2015, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2015 and April 2016, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($1.3 million and $1.4 million as of June 30, 2015, respectively).

Currently, HM Revenue and Customs (“HMRC”) within the U.K. is in the preliminary stages of conducting a review principally into filings by one of our U.K. subsidiaries to reclaim valued-added taxes (“VAT”) that it paid on its inputs and that it believed and continues to believe were and are eligible to be reclaimed. Some of these filings have been honored and refunds have therefore been issued to our U.K. subsidiary, and some of the filings have been delayed along with associated refunds pending the outcome of the HMRC review. Given the nature and current early stage of the review and the uncertainties associated therewith, we cannot currently confirm that our U.K. subsidiary will not be required to return to HMRC any VAT refunds it previously received. Accordingly, as of June 30, 2015 we have accrued a £3.3 million ($5.1 million) liability to HMRC which reflects our current estimate of the potential liability associated with this HMRC review on our future consolidated results of operations or consolidated financial position.

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

The following table sets forth the computations of net income (loss) per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to controlling interests	$1,397	$(11,178)	$3,364	$(22,352)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,911	13,989	13,917	14,035
Effect of dilutive stock compensation arrangements (2)	5	—	4	—
Diluted (including unvested share-based payment awards) (1)	13,916	13,989	13,921	14,035
Net income (loss) attributable to controlling interests per common share—basic	$0.10	$(0.80)	$0.24	$(1.59)
Net income (loss) attributable to controlling interests per common share—diluted	$0.10	$(0.80)	$0.24	$(1.59)

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 428,597 and 428,039 for the three and six months ended June 30, 2015, compared to 556,190 and 561,900 shares for the three and six months ended June 30, 2014.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we included none of our stock options in our net income (loss) per share computations for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2015 and 2014, there were no shares potentially issuable and thus includible in the diluted net income (loss) attributable to controlling interests per common share calculations under our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion prices for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.8 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2014 Equity Incentive Plan (the “2014 Plan”).  As of June 30, 2015, 40,272 shares remained available for issuance under the ESPP and 620,100 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $0 and $75,000 in income tax-related charges to additional paid-in capital during the three and six months ended June 30, 2015 with no such charges or benefits for the three and six months ended June 30, 2014.

Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2015 and 2014, we granted 106,334 and 77,600 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.3 million and $0.3 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock vests over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2015, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.4 million with a weighted-average remaining amortization period of 1.0 year.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options could range from 0 to 5 years.  We had expense of $110 thousand and $183 thousand related to stock option-related compensation costs during the six months ended June 30, 2015 and 2014, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	June 30, 2015
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	450,000	$2.52
Issued	—	$—
Exercised	(1,667)	$2.27
Outstanding at June 30, 2015	448,333	$2.52	3.7	$453,900
Exercisable at June 30, 2015	208,339	$2.54	3.7	$207,007

We had $0.1 million and $0.5 million of unamortized deferred compensation costs associated with non-vested stock options as of June 30, 2015 and 2014, respectively.

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

Lastly, we report within our Credit and Other Investments segment, gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace peer lending and other financial technologies. These investments are carried at a lower of cost or market valuation, and the remaining associated book value as of June 30, 2015 is negligible given variations in the ascribed values since acquisition. Some of these platforms have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there is no foreseeable liquidity event, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

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

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) the expansion of our point-of-sale and direct-to-consumer finance products (including credit card solicitations); (2) the acquisition of additional financial assets associated with our point-of-sale finance activities as well as the acquisition of receivables portfolios; (3) investments in other assets or businesses that are not necessarily financial services assets or businesses; (4) the repurchase of our convertible senior notes and other debt or our outstanding common stock; and (5) the servicing of receivables and related financial assets for third parties (and in which we have limited or no equity interests) to allow us to leverage our expertise and infrastructure.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2015	2014	from 2014 to 2015
Total interest income	$16,879	$17,424	$(545)
Interest expense	(4,529)	(6,158)	1,629
Fees and related income on earning assets:
Fees on credit products	1,891	6,407	(4,516)
Changes in fair value of loans and fees receivable recorded at fair value	1,981	1,975	6
Changes in fair value of notes payable associated with structured financings recorded at fair value	(420)	(1,151)	731
Rental revenue	9,278	14,710	(5,432)
Other	21	255	(234)
Other operating income:
Servicing income	1,390	1,234	156
Other income	92	254	(162)
Equity in income equity-method investees	707	841	(134)
Total	$27,290	$35,791	$(8,501)
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(9,991)	(50)	9,941
Provision for losses on loans and fees receivable recorded at net realizable value	5,961	6,731	770
Other operating expenses:
Salaries and benefits	4,322	4,664	342
Card and loan servicing	9,608	12,956	3,348
Marketing and solicitation	332	631	299
Depreciation	9,961	16,573	6,612
Other	4,261	4,791	530
Net income (loss)	1,396	(11,178)	12,574
Net loss (income) attributable to noncontrolling interests	1	—	1
Net income (loss) attributable to controlling interests	1,397	(11,178)	12,575

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2015	2014	from 2014 to 2015
Total interest income	$34,354	$37,618	$(3,264)
Interest expense	(9,086)	(12,345)	3,259
Fees and related income on earning assets:
Fees on credit products	4,065	11,794	(7,729)
Changes in fair value of loans and fees receivable recorded at fair value	3,212	6,667	(3,455)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(782)	(2,308)	1,526
Rental revenue	19,387	36,643	(17,256)
Other	88	2,285	(2,197)
Other operating income:
Servicing income	2,950	2,474	476
Other income	359	1,321	(962)
Equity in income equity-method investees	1,782	3,247	(1,465)
Total	$56,329	$87,396	$(31,067)
Losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(20,363)	1,835	22,198
Provision for losses on loans and fees receivable recorded at net realizable value	9,129	14,606	5,477
Other operating expenses:
Salaries and benefits	8,442	9,762	1,320
Card and loan servicing	19,879	26,734	6,855
Marketing and solicitation	818	1,393	575
Depreciation	22,807	42,281	19,474
Other	11,433	10,331	(1,102)
Net income (loss)	3,362	(22,201)	25,563
Net loss (income) attributable to noncontrolling interests	2	(151)	153
Net income (loss) attributable to controlling interests	3,364	(22,352)	25,716

Three and Six Months Ended June 30, 2015, Compared to Three and Six Months Ended June 30, 2014

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our point-of-sale finance, credit card and auto finance receivables. Period-over-period results reflect continued growth in our auto finance receivables and our point-of-sale finance and direct-to-consumer products, offset, however, by continued net liquidations of our credit card receivables over the past year. We are currently experiencing continued growth in our point-of-sale and direct-to-consumer finance products and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations over the next few quarters. Future periods' growth is also dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships and continued growth within our direct-to-consumer finance product. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. Despite these anticipated increases, continued net liquidations of our credit card receivables will continue to offset these increases and could continue to result in overall net declines in interest income period over period.

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

•	Reductions in fees on credit products, principally associated with the net liquidations of credit card accounts in the U.K.;

•	Recoveries of $2.1 million on investments in consumer finance technology platforms in excess of their carrying value in our "Other" category in 2014 with no corresponding recovery in 2015; and

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below.

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

As mentioned elsewhere in this Report, we plan to continue to evaluate and pursue a variety of activities, including the repurchase of our 5.875% convertible senior notes, gains on the repurchase of which (if any) would impact this income category.

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

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios. In the first and second quarters of 2015, these reimbursements exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts on quarters throughout the year.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period decrease in this category between 2014 and 2015 due to the previously mentioned declines in volumes associated with our installment lending product. Additionally, testing associated with our credit card product in the U.K. resulted in slightly higher provisions through the first quarter of 2014, but, given that we have discontinued new originations in the U.K., we expect declines in provisions associated with this product offering. Further, we expect growth in new product receivables recorded at net realizable value to result in increases in our provisions for losses on loans and fees receivable recorded at net realizable value in future quarters—such increases predominantly expected to reflect the effects of volume associated with our point-of-sale finance product offering (i.e., growth of new product receivables), rather than credit quality changes or deterioration. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and six months ended June 30, 2015, relative to the three and six months ended June 30, 2014, reflect the following:

•
modestly lower 2015 salaries and benefits costs resulting from cost reductions undertaken in the third and fourth quarters of 2014, offset by increases required to grow our new credit product offerings;

•
card and loan servicing expenses that are lower in 2015 based on lower originations for our installment loan and rent-to-own products when compared to the same periods in 2014 as well as continued net liquidations in our credit card portfolios;

•
slight decreases in marketing costs as our new product offerings require less direct-to-consumer marketing expenses as those seen under our historical credit card operations coupled with reduced originations in these programs as discussed above;

•
decreased depreciation primarily associated with declines in originations under our rent-to-own program, totaling $9.4 million, $21.6 million, $15.7 million and $40.7 million for the three and six months ended June 30, 2015 and 2014, respectively; and

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

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with growth in our point-of-sale finance operations. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced effective income tax expense rates of 50.8% and 19.6% for the three and six months ended June 30, 2015, respectively compared to negative effective income tax benefit rates of 6.4% and 13.6% for the three and six months ended June 30, 2014, respectively.  Our accruals of interest and penalties associated with assessed and unpaid prior year tax liabilities account for the excess of our effective income tax expense rate for the three months ended June 30, 2015 over statutory rates.  Although these interest and penalties were also present in the first quarter of this year, our effective income tax expense rate for the six months ended June 30, 2015 is significantly below statutory rates principally due to a favorable effective settlement we reached with the Internal Revenue Service (“IRS”) in February, 2015 relative to prior year accruals for uncertain tax positions and interest accruals thereon. The negative effective income tax benefit rate for both the three and six months ended June 30, 2014 resulted principally from the (1) effects of legislative changes enacted during that period in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets.

     We report potential accrued interest and penalties related to our accrued liabilities for uncertain tax positions within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals therefor. During the three and six months ended June 30, 2015, we accrued no material amounts of interest and penalties associated with uncertain tax positions. In contrast, however, net interest and penalty accruals of $0.6 million and $1.2 million increased our respective negative effective income tax benefit rates in the three and six months ended June 30, 2014.

Credit and Other Investments Segment
     Our Credit and Other Investments segment includes our activities relating to investments in and servicing of our point-of-sale and direct-to-consumer finance products and our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure.

The types of revenues we earn from our products and services primarily include finance charges, the accretion of discounts associated with our point-of-sale and direct-to-consumer finance installment loans or revolving credit offers and certain other fees. Also, while insignificant currently, revenues also have included credit card fees associated with (1) our sale of ancillary products such as memberships, subscription services and debt waiver, as well as (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

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

Depreciation associated with rental merchandise (totaling $9.4 million, $21.6 million, $15.7 million and $40.7 million for the three and six months ended June 30, 2015 and 2014, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $10.7 million for the three months ended June 30, 2015, $12.2 million for the three months ended March 31, 2015, $8.0 million for the three months ended December 31, 2014, $2.7 million for the three months ended September 30, 2014, $3.7 million for the three months ended June 30, 2014, $3.2 million for the three months ended March 31, 2014, $1.2 million for the three months ended December 31, 2013 and $3.9 million for the three months ended September 30, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2015		2014				2013
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$134,828	$140,660	$157,145	$186,564	$200,147	$215,182	$236,740	$248,584
Percent 30 or more days past due	12.4%	10.1%	13.6%	11.2%	11.2%	12.0%	12.5%	10.9%
Percent 60 or more days past due	9.2%	7.5%	9.8%	8.3%	8.1%	9.2%	9.2%	7.8%
Percent 90 or more days past due	5.2%	5.4%	6.9%	5.8%	5.7%	6.7%	6.4%	5.2%
Average managed receivables	$136,898	$146,792	$173,553	$194,272	$206,657	$227,109	$242,272	$246,147
Total yield ratio	38.8%	38.3%	63.3%	42.6%	38.4%	45.4%	33.3%	36.3%
Combined gross charge-off ratio	17.7%	23.8%	21.4%	21.4%	25.5%	23.8%	19.1%	14.6%
Adjusted charge-off ratio	13.4%	19.2%	16.4%	17.7%	21.3%	19.8%	15.2%	10.7%

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

Given that the vast majority of our credit card accounts have been closed and there has been no significant new activity for these accounts in the past several quarters, we have noted declines in our delinquency statistics of our managed credit card accounts. The trend of increasing delinquency rates noted above is primarily due to growth in our point-of-sale finance operations which experience higher delinquency rates than those of our liquidating credit card portfolios. Additionally, our historical credit card originations in the U.K. have experienced higher than average delinquency rates. As these U.K. credit cards continue to liquidate, the associated higher delinquencies will impact our overall delinquency rates to a lesser degree.

We expect our point-of-sale and direct-to-consumer finance and other new product offerings to become a larger component of our managed receivables base, given the acceleration of growth in these products. Further, we expect our delinquency rates to increase slightly (when compared to the same period in prior years) as the risk profiles (and thus expected returns) for these receivables are higher than that experienced under our current mix of largely mature credit card receivables underlying closed credit card accounts. Additionally, seasonal payment patterns on these receivables are similar to those experienced with our historical credit card originations and we expect those patterns to continue. For example, delinquency rates historically are lower in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.

Total yield ratio. As noted previously, the mix of our managed receivables has shifted away from certain higher-yielding credit card receivables. Those particular originated receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield ratios as well. Additionally, our total yield ratio has been adversely affected over the past several quarters by our Non-U.S. Acquired Portfolio acquisition. Its total yields are below average compared to our other portfolios, and the rate of decline in receivables in this portfolio has lagged behind the rate of decline in receivables in our other portfolios, thus continuing to suppress our total yield ratio.

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

Certain of our prior originated credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these particular originated receivables relative to all of our other outstanding credit card receivables, as well as the longer weighted average age and maturity of our remaining managed receivables portfolio, all things being equal, one would expect reduced charge-off ratios for these receivables. However, this trend has been muted to some degree simply due to a change in the mix of our receivable balances due to growth within our point-of-sale finance operations that have higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with credit card origination efforts in the U.K. The decline we experienced in the second quarter of 2015 in both our combined and adjusted gross charge-off ratios was largely due to the seasonal beneficial impacts associated with customer payments experienced in the first quarter of 2015. Additionally, negatively impacting the charge-off ratios in the first quarter of 2015 (and thus magnifying the decline in charge-off ratios noted in the second quarter) were higher than anticipated charge-offs associated with one of our retail channels.

The continued growth in our point-of-sale and direct-to-consumer finance operations continues to result in higher charge-off ratios than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on our new product offerings, offset by lower charge offs associated with historical credit card originations in the U.K. due to the cessation of marketing efforts for this product, (3) the low charge-off ratios experienced in the second quarter as discussed above and (4) an overall decline in the managed receivables base as discussed above.

Rental Merchandise

The following table presents certain trends associated with our merchandise leasing activities within our Credit and Other Investments segment (in thousands; percentages of total):

	At or for the three months ended
	2015		2014				2013
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end rental merchandise, net of accumulated amortization	$12,006	$10,357	$14,177	$12,268	$11,082	$22,052	$28,849	$16,976
Period-end rental merchandise accounts	109	99	100	98	96	99	83	42
Average rental merchandise, net of accumulated amortization	$11,045	$12,186	$13,292	$11,845	$15,485	$29,047	$22,804	$8,493
Other (loss) income ratio	(17.6)%	(78.0)%	(50.3)%	37.9%	(21.4)%	(45.1)%	46.7%	38.1%

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

Other (loss) income ratio. The numerator of our other (loss) income ratio equals gross revenues associated with our leasing activities less depreciation of our rental merchandise. The denominator of our other (loss) income ratio equals average rental merchandise as disclosed in the table above. The timing of new account originations significantly impacts our quarterly ratios either through rapid growth or a period of slow growth, as occurred during the second quarter of 2014 for the reasons discussed above. The disruption in new account originations and the impact of early payoffs mentioned above resulted in an other loss ratio for the first and second quarters of 2014, as our rental merchandise balance and related payments declined. As a customer's previous rental payments (which are treated as rental revenues and included as a component of our other income ratio in the period they are credited to a customers account) are applied when determining an early payoff amount, these early payoff amounts are often for less than the remaining book value of the associated depreciable asset, negatively impacting our other (loss) income ratio. This trend reversed in the third quarter of 2014 as our fourth quarter 2013 and first quarter 2014 vintages substantially passed their early payoff and peak charge-off periods. The loss ratio we experienced in the fourth quarter of 2014 and first quarter of 2015 was similarly due to higher than anticipated early payoffs and charge-offs on accounts originated in prior periods. The lower other (loss) income ratio experienced in the second quarter of 2015 is largely attributable to the continued seasoning of larger historic vintages and continued improvements to both our consumer underwriting and retail merchant agreements, both of which impact the amount of receivables originated with any particular merchant. Until such a time that we have consistent origination growth and a stable basis of inventory, we continue to expect fluctuations in our other (loss) income ratio based on the timing of these originations and the relative volumes of customers who pay off their accounts earlier than anticipated.

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

Collectively, as of June 30, 2015, we served more than 560 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2015		2014				2013
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$78,342	$73,371	$69,832	$68,102	$64,000	$59,440	$63,491	$59,249
Percent 30 or more days past due	13.5%	10.7%	14.5%	14.3%	14.6%	11.0%	13.1%	12.3%
Percent 60 or more days past due	5.6%	4.4%	5.5%	5.7%	5.1%	4.4%	4.3%	4.2%
Percent 90 or more days past due	2.5%	2.1%	2.5%	2.7%	1.8%	1.9%	1.7%	1.6%
Average managed receivables	$77,182	$72,258	$68,418	$66,428	$62,475	$60,949	$61,263	$59,126
Total yield ratio	37.6%	39.2%	39.1%	39.2%	39.1%	38.5%	40.2%	41.0%
Combined gross charge-off ratio	1.9%	0.5%	4.7%	2.2%	0.5%	1.0%	4.0%	4.4%
Recovery ratio	0.6%	1.5%	3.3%	1.5%	2.1%	2.1%	1.6%	1.8%

Managed receivables.  For all of the periods set forth above, only CAR continues to purchase/originate loans, but until the second quarter of 2014, it had not done so at growth levels significant enough to consistently offset the gradual liquidation of our ACC and JRAS portfolios’ managed receivables. ACC and JRAS managed receivables are substantially liquidated at this point, and we are beginning to see and expect stability in the level of our managed receivables, with growth through receivable purchase opportunities in the U.S. and U.S. Territories, as occurred during 2014 and which has continued through the second quarter of 2015. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

Delinquencies.  Delinquency rates abated in 2013 to levels below what we would normally anticipate and current levels we are experiencing more closely represent what we would expect going forward with some marginal increases noted within the overall buy-here pay-here market. Delinquency rates historically are lower in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.   We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in our various products offered by CAR as some shorter term product offerings tend to have higher yields. Slightly depressing the overall total yield ratio is the growth we continue to experience in the average managed receivables levels which negatively impacts the ratio ahead of the positive impacts of associated billed yield on this growth. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience.

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries (including recoveries from dealer reserve offsets), and the denominator of which is average managed receivables.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables our combined gross charge-off ratio declined significantly in the first quarter of 2014. Additionally benefiting the second quarter of 2014 were larger than expected recoveries associated with our ACC receivables which further reduced our combined gross charge-off ratio. The rise in our combined gross charge-off ratio in the fourth quarter of 2014 was due to specific dealer related losses which accounted for substantially all of the increase for the quarter. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio as was seen in the fourth quarter of 2014. We continually re-assess our dealers and will take appropriate action if we feel a particular dealer's risk characteristics adversely change. Significantly all charge offs we experienced in the first and second quarters of 2015 were offset by available dealer reserves resulting in lower charge-off ratios for those periods. While we have appropriate dealer reserves to mitigate losses across our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we feel that these reserves are adequate to offset any loss exposure we may incur. Our CAR receivables, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower combined gross charge-off ratios. We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity date of 2035. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. As such, the only facilities that could represent significant refunding or refinancing needs as of June 30, 2015 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	$1.5
Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	31.7
Senior secured term loan (expiring November 25, 2015) that is secured by certain assets of the Company with an annual rate equal to 9.0% and payable to a related party	20.0
Total	$53.2

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

In December 2014, we reached a settlement with the Internal Revenue Service (“IRS”) concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  Pursuant to the terms of the settlement, we agreed to a federal income tax assessment of $9.1 million associated with our 2007 and 2008 net operating loss carry-backs.  As of June 30, 2015, our consolidated balance sheet reflects accrued interest and penalties in the amount of $2.6 million on an unpaid $9.1 million tax assessment associated with pre-2008 tax years, including $479,000 and $598,000 of which we accrued into our tax expense in the three and six months ended June 30, 2015, respectively.

At June 30, 2015, we had $46.3 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2015 are as follows:

•
During the six months ended June 30, 2015, we used $10.2 million of cash flows from operations compared to the use of $14.6 million of cash flows from operations during the six months ended June 30, 2014. The decrease was principally related to reductions in purchases of rental merchandise associated with our point-of-sale finance operations and cost reductions we implemented throughout 2014 and collections associated with reimbursements received in respect of one of our portfolios. These decreases in cash used were offset by decreases in collections associated with our credit card finance charge receivables in the six months ended June 30, 2015 relative to the same period in 2014, given diminished receivables levels.

•
During the six months ended June 30, 2015, we generated $20.0 million of cash from our investing activities, compared to generating $24.6 million of cash from investing activities during the six months ended June 30, 2014.  This decrease is primarily due to increasing levels of investments in our point-of-sale and direct-to-consumer assets relative to the same period in 2014 (primarily in the second quarter of 2015) and the shrinking size of our liquidating credit card portfolios and corresponding payments from customers. Offsetting these declines are the subsequent cash returns on our increasing investments in point-of-sale and direct to consumer receivables as well as reductions in our restricted cash levels, both of which contributed positively to our cash generated from investing activities.

•
During the six months ended June 30, 2015, we used $3.3 million of cash in financing activities, compared to our use of $28.3 million of cash in financing activities during the six months ended June 30, 2014. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable).

Offsetting our use of cash in financing activities for both years are borrowings associated with our new credit products, net of repayments on those facilities.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our point-of-sale and direct-to-consumer finance activities as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized as of June 30, 2015 to repurchase an additional 4,892,760 shares of our common stock through June 30, 2016.

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

Rental Merchandise

Our rental merchandise includes consumer electronics, furniture, jewelry and other consumer goods that we initially record on our consolidated balance sheets at our cost. After our initial recording of the rental merchandise at cost, we reduce its carrying value for depreciation thereof. We depreciate our rental merchandise over contract rental periods, 12 months (monthly agreements) or 26 periods (bi-weekly agreements) under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers' use of the rental merchandise. Currently, we do not maintain any levels of rental merchandise beyond what actually has been rented to our customers under our contracts with them.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the six months ended June 30, 2015, we received $101,358 of reimbursed costs from HBR associated with these leased employees.

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
Most of these factors are beyond our ability to predict or control. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of our forward-looking statements. There also are other factors that we may not describe (because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.
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
As of June 30, 2015, Atlanticus Holdings Corporation had outstanding: $52.8 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $12.6 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, "Notes Payable," to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of June 30, 2015, our subsidiaries had total liabilities of approximately $154.9 million (including the $52.8 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 - April 30	4,444	$2.35	4,444	4,912,401
May 1 - May 31	19,641	$2.89	19,641	4,892,760
June 1 - June 30	—	$—	—	4,892,760
Total	24,085	$2.79	24,085	4,892,760

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 413 such shares returned to us during the three months ended June 30, 2015.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2016, of which 4,892,760 shares remained authorized for repurchase as of June 30, 2015. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

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

ATLANTICUS HOLDINGS CORPORATION

August 14, 2015	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)