Form 10-Q
period 2015-09-30
Atlanticus Holdings Corp
filed 2015-11-13
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2015

of
ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-53717

Five Concourse Parkway, Suite 300
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

As of November 9, 2015, 13,872,808 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30, 2015	December 31, 2014
Assets
Unrestricted cash and cash equivalents	$38,236	$39,925
Restricted cash and cash equivalents	21,470	22,741
Loans and fees receivable:
Loans and fees receivable, net (of $16,323 and $15,730 in deferred revenue and $19,682 and $19,957 in allowances for uncollectible loans and fees receivable at September 30, 2015 and December 31, 2014, respectively)	132,932	105,897
Loans and fees receivable, at fair value	8,825	18,255
Loans and fees receivable pledged as collateral under structured financings, at fair value	22,283	34,905
Rental merchandise, net of depreciation	9,230	14,177
Property at cost, net of depreciation	6,143	7,036
Investments in equity-method investees	11,317	15,833
Deposits	987	1,589
Prepaid expenses and other assets	19,593	7,997
Total assets	$271,016	$268,355
Liabilities
Accounts payable and accrued expenses	$44,688	$39,968
Notes payable, at face value	85,205	78,749
Notes payable to related parties	20,000	20,000
Notes payable associated with structured financings, at fair value	23,225	36,511
Convertible senior notes	64,658	64,752
Income tax liability	20,614	20,933
Total liabilities	258,390	260,913
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,358,158 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at September 30, 2015; and 15,308,971 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2014	—	—
Additional paid-in capital	210,944	210,519
Accumulated other comprehensive loss	(871)	(1,841)
Retained deficit	(197,440)	(201,237)
Total shareholders’ equity	12,633	7,441
Noncontrolling interests	(7)	1
Total equity	12,626	7,442
Total liabilities and equity	$271,016	$268,355

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Consumer loans, including past due fees	$16,863	$18,481	$51,175	$55,825
Other	10	51	52	325
Total interest income	16,873	18,532	51,227	56,150
Interest expense	(4,653)	(6,106)	(13,739)	(18,451)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	12,220	12,426	37,488	37,699
Fees and related income on earning assets	16,677	20,669	42,647	75,750
Net recovery of (losses upon) charge off of loans and fees receivable recorded at fair value, net of recoveries	8,375	150	28,738	(1,685)
Provision for losses on loans and fees receivable recorded at net realizable value	(8,876)	(8,120)	(18,005)	(22,726)
Net interest income, fees and related income on earning assets	28,396	25,125	90,868	89,038
Other operating income:
Servicing income	1,124	1,058	4,074	3,532
Other income	76	689	435	2,010
Equity in income of equity-method investees	431	1,936	2,213	5,183
Total other operating income	1,631	3,683	6,722	10,725
Other operating expense:
Salaries and benefits	4,700	4,544	13,142	14,306
Card and loan servicing	9,749	11,383	29,628	38,117
Marketing and solicitation	711	529	1,529	1,922
Depreciation, primarily related to rental merchandise	10,372	11,285	33,179	53,566
Other	4,969	5,973	16,402	16,304
Total other operating expense	30,501	33,714	93,880	124,215
(Loss) income before income taxes	(474)	(4,906)	3,710	(24,452)
Income tax benefit (expense)	903	(940)	81	(3,595)
Net income (loss)	429	(5,846)	3,791	(28,047)
Net loss (income) attributable to noncontrolling interests	4	—	6	(151)
Net income (loss) attributable to controlling interests	$433	$(5,846)	$3,797	$(28,198)
Net income (loss) attributable to controlling interests per common share—basic	$0.03	$(0.42)	$0.27	$(2.01)
Net income (loss) attributable to controlling interests per common share—diluted	$0.03	$(0.42)	$0.27	$(2.01)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$429	$(5,846)	$3,791	$(28,047)
Other comprehensive income (loss):
Foreign currency translation adjustment	(283)	(896)	(143)	(449)
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	—	—	1,535	—
Income tax benefit (expense) related to other comprehensive income (loss)	97	73	(422)	96
Comprehensive income (loss)	243	(6,669)	4,761	(28,400)
Comprehensive loss (income) attributable to noncontrolling interests	4	—	6	(151)
Comprehensive income (loss) attributable to controlling interests	$247	$(6,669)	$4,767	$(28,551)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Nine Months Ended September 30, 2015 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	15,308,971	$—	$210,519	$(1,841)	$(201,237)	$1	$7,442
Stock options exercises and proceeds related thereto	3,334	—	8	—	—	—	8
Compensatory stock issuances, net of forfeitures	106,334	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	(2)	(2)
Amortization of deferred stock-based compensation costs	—	—	663	—	—	—	663
Redemption and retirement of shares	(60,481)	—	(178)	—	—	—	(178)
Tax effects of stock-based compensation plans	—	—	(68)	—	—	—	(68)
Other comprehensive income	—	—	—	970	3,797	(6)	4,761
Balance at September 30, 2015	15,358,158	$—	$210,944	$(871)	$(197,440)	$(7)	$12,626

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$3,791	$(28,047)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of rental merchandise	31,470	51,064
Depreciation, amortization and accretion, net	1,517	1,545
Losses upon charge off of loans and fees receivable recorded at fair value	6,364	11,646
Provision for losses on loans and fees receivable	18,005	22,726
Interest expense from accretion of discount on convertible senior notes	357	486
Income from accretion of discount associated with receivables purchases	(29,650)	(24,953)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(5,878)	(6,923)
Income from equity-method investments	(2,213)	(5,183)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(993)	715
(Decrease) increase in income tax liability	(852)	3,524
Decrease (increase) in deposits	602	(106)
Increase (decrease) in accounts payable and accrued expenses	5,231	(11,807)
Additions to rental merchandise	(26,522)	(34,479)
Other	(8,399)	1,176
Net cash used in operating activities	(7,170)	(18,616)
Investing activities
Decrease (increase) in restricted cash	1,258	(4,011)
Proceeds from equity-method investees	6,729	8,807
Investments in earning assets	(203,041)	(160,942)
Proceeds from earning assets	207,848	185,381
Purchases and development of property, net of disposals	(835)	(3,602)
Net cash provided by investing activities	11,959	25,633
Financing activities
Noncontrolling interests distributions, net	(2)	(143)
Proceeds from exercise of stock options	8	—
Purchase and retirement of outstanding stock	(178)	(52)
Proceeds from borrowings	130,614	64,396
Repayment of borrowings	(136,374)	(83,564)
Net cash used in financing activities	(5,932)	(19,363)
Effect of exchange rate changes on cash	(546)	(340)
Net decrease in unrestricted cash	(1,689)	(12,686)
Unrestricted cash and cash equivalents at beginning of period	39,925	50,873
Unrestricted cash and cash equivalents at end of period	$38,236	$38,187
Supplemental cash flow information
Cash paid for interest	$14,805	$20,159
Net cash income tax payments	$777	$71
Supplemental non-cash information
Issuance of stock options and restricted stock	$509	$931
Notes payable associated with capital leases	$—	$160

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2015 and 2014

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control. We are primarily focused on providing financial services. Through our subsidiaries, we offer an array of financial products and services to consumers who may have been declined under traditional financing options. As discussed further below, we reflect our business lines within two reportable segments:  Credit and Other Investments; and Auto Finance. See also Note 3, “Segment Reporting,” for further details.

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

Components of our loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2014	Additions	Subtractions	Balance at September 30, 2015
Loans and fees receivable, gross	$141.6	$250.4	$(223.1)	$168.9
Deferred revenue	(15.7)	(30.3)	29.7	(16.3)
Allowance for uncollectible loans and fees receivable	(20.0)	(18.0)	18.3	(19.7)
Loans and fees receivable, net	$105.9	$202.1	$(175.1)	$132.9

	Balance at December 31, 2013	Additions	Subtractions	Balance at September 30, 2014
Loans and fees receivable, gross	$134.7	$211.8	$(210.2)	$136.3
Deferred revenue	(13.3)	(26.6)	25.1	(14.8)
Allowance for uncollectible loans and fees receivable	(24.2)	(22.7)	26.9	(20.0)
Loans and fees receivable, net	$97.2	$162.5	$(158.2)	$101.5

As of September 30, 2015 and September 30, 2014, the weighted average remaining accretion period for the $16.3 million and $14.8 million, respectively, of deferred revenue reflected in the above tables was 11 months for both periods presented.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.5)	$(1.3)	$(13.5)	$(16.3)
Provision for loan losses	(0.3)	(0.8)	(7.8)	(8.9)
Charge offs	0.9	0.8	4.4	6.1
Recoveries	(0.2)	(0.2)	(0.2)	(0.6)
Balance at end of period	$(1.1)	$(1.5)	$(17.1)	$(19.7)

For the Nine Months Ended September 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Provision for loan losses	(1.2)	(1.4)	(15.4)	(18.0)
Charge offs	3.2	1.7	15.3	20.2
Recoveries	(0.4)	(0.6)	(0.9)	(1.9)
Balance at end of period	$(1.1)	$(1.5)	$(17.1)	$(19.7)

As of September 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(1.8)	$(1.9)
Balance at end of period collectively evaluated for impairment	$(1.1)	$(1.4)	$(15.3)	$(17.8)
Loans and fees receivable:
Loans and fees receivable, gross	$3.3	$73.5	$92.1	$168.9
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$2.2	$2.4
Loans and fees receivable collectively evaluated for impairment	$3.3	$73.3	$89.9	$166.5

For the Three Months Ended September 30, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(8.5)	$(1.4)	$(10.5)	$(20.4)
Provision for loan losses	(1.2)	(0.3)	(6.6)	(8.1)
Charge offs	4.8	0.7	3.6	9.1
Recoveries	(0.1)	(0.3)	(0.2)	(0.6)
Balance at end of period	$(5.0)	$(1.3)	$(13.7)	$(20.0)

For the Nine Months Ended September 30, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Provision for loan losses	(8.2)	(0.2)	(14.3)	(22.7)
Charge offs	15.1	1.2	12.3	28.6
Recoveries	(0.3)	(0.9)	(0.5)	(1.7)
Balance at end of period	$(5.0)	$(1.3)	$(13.7)	$(20.0)

As of December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(3.0)	$(3.1)
Balance at end of period collectively evaluated for impairment	$(2.7)	$(1.1)	$(13.1)	$(16.9)
Loans and fees receivable:
Loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$5.0	$5.2
Loans and fees receivable collectively evaluated for impairment	$6.7	$70.5	$59.2	$136.4

The components (in millions) of loans and fees receivable, gross as of the date of each of our consolidated balance sheets are as follows:

	September 30, 2015	December 31, 2014
Current loans receivable	$142.9	$116.1
Current fees receivable	3.5	3.4
Delinquent loans and fees receivable	22.5	22.1
Loans and fees receivable, gross	$168.9	$141.6

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of September 30, 2015 and December 31, 2014 is as follows:

Balance at September 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$6.1	$3.7	$10.0
60-89 days past due	0.2	2.0	2.3	4.5
90 or more days past due	0.6	2.0	5.4	8.0
Delinquent loans and fees receivable, gross	1.0	10.1	11.4	22.5
Current loans and fees receivable, gross	2.3	63.4	80.7	146.4
Total loans and fees receivable, gross	$3.3	$73.5	$92.1	$168.9
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.7	$—	$1.7

Balance at December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.4	$6.3	$2.8	$9.5
60-89 days past due	0.4	2.1	2.2	4.7
90 or more days past due	1.6	1.7	4.6	7.9
Delinquent loans and fees receivable, gross	2.4	10.1	9.6	22.1
Current loans and fees receivable, gross	4.3	60.6	54.6	119.5
Total loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.6	$—	$1.6

Income Taxes

We experienced an effective income tax benefit rate of 190.5% and a negative effective income tax expense rate of 2.2% for the three and nine months ended September 30, 2015, respectively, compared to negative effective income tax benefit rates of 19.2% and 14.7% for the three and nine months ended September 30, 2014, respectively.  Our effective income tax benefit in the three months ended September 30, 2015, was enhanced by the expiration of the statute of limitations for our 2011 tax year. This statute expiration led us to recognize in the three months ended September 30, 2015 previously unrecognized tax benefits associated with an uncertain tax position taken in that 2011 tax year and to reverse in the three months ended September 30, 2015 all prior years’ accruals of interest associated with that uncertain tax position. Our effective income tax benefit rate also was enhanced during the three months ended September 30, 2015 because of our reversal of a portion of the interest and penalty accruals on tax liability assessments associated with our 2007 and 2008 Internal Revenue Service (“IRS”) audits as discussed further below. Our effective negative income tax expense rate for the nine months ended September 30, 2015 benefited from the factors described above and from a favorable effective settlement we reached with the IRS in February, 2015 relative to prior year accruals for uncertain tax positions and interest accruals thereon. We also note that the above favorable effects on our effective tax rates relative to statutory rates were partially offset by interest and penalty accruals on the unpaid tax assessment associated with our 2007 and 2008 IRS audits as discussed further below.

The negative effective income tax benefit rate for both the three and nine months ended September 30, 2014 resulted principally from the (1) effects of legislative changes enacted during that period in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets.

We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or our unpaid tax liabilities in a manner favorable to our accruals therefor. Considering both the aforementioned accruals and reversals, we experienced net charges for interest and penalties of $0.0 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2014.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  Associated with this settlement, we currently have an unpaid federal income tax assessment of $8.3 million (net of an $0.8 million claim which the settlement permitted us to make through an amended return after the settlement and which was approved by the IRS during the three months ended September 30, 2015). Also as permitted under the settlement, we recently made additional claims on amended returns — claims which, if accepted, would eliminate substantially all of the remaining $8.3 million outstanding assessment. The expected effect of our amended return filings is two-fold. First, based on discussions with legal counsel and the IRS, we do not expect the IRS to pursue collections of the amounts for which we have asserted offsetting claims (i.e., substantially all of the remaining $8.3 million assessment) until the final disposition of our amended return filings. Second, should the IRS accept some or all of the additional claims we have made, we would experience reversals of interest and penalty accruals we are currently making associated with the unpaid tax assessment. In the meantime, however, we continue to accrue interest and penalties associated with the $8.3 million remaining unpaid tax assessment, and as such, as of September 30, 2015, our consolidated balance sheet reflects such accrued interest and penalties in the amount of $2.5 million, including $0.1 million and $0.7 million of net interest and penalty charges taken within our consolidated statement of operations in the three and nine months ended September 30, 2015.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fees on credit products	$1,759	$4,223	$5,824	$16,017
Changes in fair value of loans and fees receivable recorded at fair value	1,307	6,217	4,519	12,884
Changes in fair value of notes payable associated with structured financings recorded at fair value	2,141	(3,653)	1,359	(5,961)
Rental revenue	9,378	11,400	28,765	48,043
Other	2,092	2,482	2,180	4,767
Total fees and related income on earning assets	$16,677	$20,669	$42,647	$75,750

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after September 30, 2015, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both September 30, 2015 and December 31, 2014, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2015 and 2014 revenues were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$9,902	$6,961	$16,863
Other	10	—	10
Total interest income	9,912	6,961	16,873
Interest expense	(4,349)	(304)	(4,653)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$5,563	$6,657	$12,220
Fees and related income on earning assets	$14,577	$2,100	$16,677
Servicing income	$890	$234	$1,124
Depreciation of rental merchandise	$(9,847)	$—	$(9,847)
Equity in income of equity-method investees	$431	$—	$431
(Loss) income before income taxes	$(3,853)	$3,379	$(474)
Income tax benefit (expense)	$2,067	$(1,164)	$903

Nine months ended September 30, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$30,520	$20,655	$51,175
Other	52	—	52
Total interest income	30,572	20,655	51,227
Interest expense	(12,828)	(911)	(13,739)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$17,744	$19,744	$37,488
Fees and related income on earning assets	$40,333	$2,314	$42,647
Servicing income	$3,428	$646	$4,074
Depreciation of rental merchandise	$(31,470)	$—	$(31,470)
Equity in income of equity-method investees	$2,213	$—	$2,213
(Loss) income before income taxes	$(3,246)	$6,956	$3,710
Income tax benefit (expense)	$2,419	$(2,338)	$81
Total assets	$201,706	$69,310	$271,016

Three months ended September 30, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$12,209	$6,272	$18,481
Other	51	—	51
Total interest income	12,260	6,272	18,532
Interest expense	(5,773)	(333)	(6,106)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$6,487	$5,939	$12,426
Fees and related income on earning assets	$20,587	$82	$20,669
Servicing income	$909	$149	$1,058
Depreciation of rental merchandise	$(10,318)	$—	$(10,318)
Equity in income of equity-method investees	$1,936	$—	$1,936
(Loss) income before income taxes	$(6,231)	$1,325	$(4,906)
Income tax expense	$(465)	$(475)	$(940)

Nine months ended September 30, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$38,097	$17,728	$55,825
Other	325	—	325
Total interest income	38,422	17,728	56,150
Interest expense	(17,417)	(1,034)	(18,451)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$21,005	$16,694	$37,699
Fees and related income on earning assets	$75,544	$206	$75,750
Servicing income	$3,039	$493	$3,532
Depreciation of rental merchandise	$(51,064)	$—	$(51,064)
Equity in income of equity-method investees	$5,183	$—	$5,183
(Loss) income before income taxes	$(27,955)	$3,503	$(24,452)
Income tax expense	$(2,436)	$(1,159)	$(3,595)
Total assets	$239,240	$63,155	$302,395

4.	Shareholders' Equity

Retired Shares

During the three and nine months ended September 30, 2015, we repurchased and contemporaneously retired 14,176 and 60,481 shares of our common stock at an aggregate cost of $55,718 and $178,270, respectively, pursuant to open market purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and nine months ended September 30, 2014, we repurchased and contemporaneously retired 7,302 and 19,629 shares of our common stock at an aggregate cost of $20,957 and $51,837, pursuant to the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at September 30, 2015 and December 31, 2014, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investments in Equity-Method Investees

Our equity-method investment outstanding at September 30, 2015 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. Our 50.0% interest in a joint venture, which was formed to purchase the outstanding notes issued out of the structured financing trust underlying our Non-U.S. Acquired Portfolio, was consolidated as of December 31, 2014. This was a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest. Accordingly, as of September 30, 2015 and December 31, 2014 only one equity-method investee was included in our financial statements. The results of operations associated with the joint venture prior to consolidation are included in the tables below.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	September 30, 2015	December 31, 2014
Loans and fees receivable pledged as collateral under structured financings, at fair value	$16,173	$22,571
Total assets	$17,033	$23,831
Total liabilities	$59	$82
Members’ capital	$16,974	$23,749

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net interest income, fees and related income on earning assets	$659	$3,544	$3,343	$8,853
Total other operating income	$—	$17	$—	$110
Net income	$475	$3,267	$2,756	$7,943
Net income attributable to our equity investment in investee	$431	$1,936	$2,213	$5,183

The above tables include the economics associated with our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust prior to its consolidation in December 2014.  Separate financial data for this entity prior to its consolidation are as follows:

As of
December 31, 2014
Investments in non-marketable debt securities, at fair value	$—
Total assets	$—
Total liabilities	$—
Members’ capital	$—

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net interest income, fees and related income on earning assets	$2,515	$4,213
Net income	$2,503	$4,177
Net income attributable to our equity investment in investee	$1,252	$2,089

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2015 and December 31, 2014 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2015 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$152,427	$132,932
Loans and fees receivable, at fair value	$—	$—	$8,825	$8,825
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$22,283	$22,283

Assets – As of December 31, 2014 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$111,010	$101,753
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,144
Loans and fees receivable, at fair value	$—	$—	$18,255	$18,255
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$34,905	$34,905

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2015 and September 30, 2014:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2015	$18,255	$34,905	$53,160
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	1,000	1,000
Net revaluations of loans and fees receivable, at fair value	3,519	—	3,519
Settlements, net	(12,719)	(13,622)	(26,341)
Impact of foreign currency translation	(230)	—	(230)
Balance at September 30, 2015	$8,825	$22,283	$31,108
Balance at January 1, 2014	$12,080	$88,132	$100,212
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	9,883	9,883
Net revaluations of loans and fees receivable, at fair value	3,001	—	3,001
Settlements, net	(6,074)	(32,798)	(38,872)
Impact of foreign currency translation	—	(246)	(246)
Balance at September 30, 2014	$9,007	$64,971	$73,978

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$8,825	Discounted cash flows	Gross yield	18.5% to 24.1% (21.5%)
			Principal payment rate	1.7% to 3.3% (2.6%)
			Expected credit loss rate	6.8% to 16.7% (12.1%)
			Servicing rate	8.4% to 12.5% (10.6%)
			Discount rate	16.0% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$22,283	Discounted cash flows	Gross yield	27.7%
			Principal payment rate	2.8%
			Expected credit loss rate	12.6%
			Servicing rate	12.9%
			Discount rate	16%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$18,255	Discounted cash flows	Gross yield	17.9% to 25.6% (21.0%)
			Principal payment rate	1.5% to 3.6% (2.3%)
			Expected credit loss rate	7.4% to 13.7% (9.9%)
			Servicing rate	7.4% to 15.1% (10.5%)
			Discount rate	15.9% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$34,905	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Servicing rate	11.0%
			Discount rate	15.9%

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions. As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2015 and December 31, 2014 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$28,350	$28,350
ACC amortizing debt facility	$—	$—	$—	$—
Amortizing debt facilities	$—	$—	$56,517	$56,517
Revolving credit facility	$—	$—	$—	$—
U.K. credit card accounts revolving credit facility	$—	$—	$338	$338
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$39,178	$—	$64,658
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$49	$49
Notes payable associated with structured financings, at fair value	$—	$—	$23,225	$23,225

Liabilities - As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$28,500	$28,500
ACC amortizing debt facility	$—	$—	$125	$125
Amortizing debt facilities	$—	$—	$42,200	$42,200
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card accounts revolving credit facility	$—	$—	$3,924	$3,924
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$37,662	$—	$64,302
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$119	$119
Notes payable associated with structured financings, at fair value	$—	$—	$36,511	$36,511

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2015 and 2014.

	Notes Payable Associated with Structured Financings, at Fair Value
	2015	2014
Beginning balance, January 1	$36,511	$94,523
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,359)	5,961
Repayments on outstanding notes payable, net	(11,927)	(30,596)
Impact of foreign currency translation	—	(231)
Ending balance, September 30	$23,225	$69,657

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the periods ended September 30, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2015 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$23,225	Discounted cash flows	Gross yield	27.7%
			Principal payment rate	2.8%
			Expected credit loss rate	12.6%
			Discount rate	16.0%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$36,511	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Discount rate	15.9%

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2015 and December 31, 2014 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2015	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$11,131	$28,952
Aggregate fair value of loans and fees receivable that are reported at fair value	$8,825	$22,283
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$13	$40
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$473	$886

As of December 31, 2014	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$22,785	$41,449
Aggregate fair value of loans and fees receivable that are reported at fair value	$18,255	$34,905
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$93	$39
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$647	$1,695

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2015	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2014
Aggregate unpaid principal balance of notes payable	$109,308	$121,236
Aggregate fair value of notes payable	$23,225	$36,511

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of September 30, 2015 and December 31, 2014, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of September 30, 2015, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2015 and December 31, 2014.

	Carrying Amounts at Fair Value as of
	September 30, 2015	December 31, 2014
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2021), outstanding face amount of $109.3 million bearing interest at a weighted average 5.4% interest rate (4.9% as of December 31, 2014), which is secured by credit card receivables and restricted cash aggregating $23.2 million ($36.5 million as of December 31, 2014) in carrying amount	$23.2	$36.5

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $23.2 million in fair value of the structured financing note in the above table is $23.2 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at September 30, 2015.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of September 30, 2015 and December 31, 2014 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2015	December 31, 2014
Revolving credit facilities at a weighted average rate equal to 3.7% (3.7% at December 31, 2014) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $67.3 million ($75.4 million at December 31, 2014)

Revolving credit facility (expiring October 4, 2017) (1) (2)	$28.4	$28.5
Revolving credit facility (expiring May 17, 2015) (2)	—	4.0
Amortizing facilities at a weighted average rate equal to 5.1% (5.4% at December 31, 2014) secured by certain receivables, rental streams and restricted cash with a combined aggregate carrying amount of $54.1 million ($42.2 million as of December 31, 2014)

Amortizing debt facility (expiring July 15, 2015) (3)	—	0.5
Amortizing debt facility (expiring May 14, 2016) (3) (4)	31.6	7.8
Amortizing debt facility (expiring August 21, 2016) (3) (4)	22.8	30.0
Amortizing debt facility (expiring August 1, 2016) (3) (4)	2.1	3.9
Other facilities
Senior secured term loan to related parties (expiring November 25, 2015) that is secured by certain assets of the Company with an annual rate equal to 9.0% (5)	20.0	20.0
Amortizing debt facility (repaid in March 2015)	—	0.1
Revolving credit facility associated with our credit card accounts in the U.K. that can be drawn to the extent of outstanding eligible principal receivables up to £5.0 million, expiring December 1, 2016 with an annual rate equal to the lender’s cost of funds plus 7.0% (9.0% as of September 30, 2015 and 9.2% as of December 31, 2014) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $2.5 million ($4.1 million as of December 31, 2014)	0.3	3.9
Total notes payable outstanding	$105.2	$98.7

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

(4)	These notes were modified to either extend the maturity date, increase the loaned amount or both.

(5)	See below for additional information regarding this note.

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

In July 2014, we repurchased $80,000 aggregate principal amount of outstanding 5.875% convertible senior notes for $25,200. In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes for $19.1 million plus accrued interest from unrelated third parties. The purchases resulted in an aggregate gain of $12.1 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. Subsequent to this redemption, only our 5.875% convertible senior notes remain outstanding.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	September 30, 2015	December 31, 2014
Face amount of 3.625% convertible senior notes	$—	$450
Face amount of 5.875% convertible senior notes	93,280	93,280
Discount	(28,622)	(28,978)
Net carrying value	$64,658	$64,752
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under our point-of-sale finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $86.7 million at September 30, 2015. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2015, CAR had unfunded outstanding floor-plan financing commitments totaling $10.2 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $8.3 million remains pledged to support various ongoing contractual obligations.  In addition, in connection with our Non-U.S. Acquired Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of September 30, 2015). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2015, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2022 and April 2017 , respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($1.7 million and $2.7 million as of September 30, 2015, respectively).

Currently, HM Revenue and Customs (“HMRC”) within the U.K. is in the preliminary stages of conducting a review principally into filings by one of our U.K. subsidiaries to reclaim valued-added taxes (“VAT”) that it paid on its inputs and that it believed and continues to believe were and are eligible to be reclaimed. Some of these filings have been honored and refunds have therefore been issued to our U.K. subsidiary, and some of the filings have been delayed along with associated refunds pending the outcome of the HMRC review. Given the nature and current early stage of the review and the uncertainties associated therewith, we cannot currently confirm that our U.K. subsidiary will not be required to return to HMRC any VAT refunds it previously received. Accordingly, as of September 30, 2015 we have accrued a £3.3 million ($5.1 million) liability to HMRC which reflects our current estimate of the potential liability associated with this HMRC review on our future consolidated results of operations or consolidated financial position.

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

The following table sets forth the computations of net income (loss) per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to controlling interests	$433	$(5,846)	$3,797	$(28,198)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,907	13,970	13,914	14,013
Effect of dilutive stock compensation arrangements (2)	134	—	47	—
Diluted (including unvested share-based payment awards) (1)	14,041	13,970	13,961	14,013
Net income (loss) attributable to controlling interests per common share—basic	$0.03	$(0.42)	$0.27	$(2.01)
Net income (loss) attributable to controlling interests per common share—diluted	$0.03	$(0.42)	$0.27	$(2.01)

(1)
Shares related to unvested share-based payment awards we included in our basic and diluted share counts are 397,125 and 417,621 for the three and nine months ended September 30, 2015, compared to 519,823 and 547,720 shares for the three and nine months ended September 30, 2014.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we included none of our stock options in our net income (loss) per share computations for the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2015 and 2014, there were no shares potentially issuable and thus includible in the diluted net income (loss) attributable to controlling interests per common share calculations under our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion prices for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.8 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2014 Equity Incentive Plan (the “2014 Plan”).  As of September 30, 2015, 38,978 shares remained available for issuance under the ESPP and 520,100 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $(7,000) and $68,000 in income tax-related (benefit) charges to additional paid-in capital during the three and nine months ended September 30, 2015 with no such charges or benefits for the three and nine months ended September 30, 2014.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2015 and 2014, we granted 106,334 and 65,600 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.3 million and $0.2 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock vests over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2015, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.3 million with a weighted-average remaining amortization period of 1.0 year.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options could range from 0 to 5 years.  We had expense of $174 thousand and $299 thousand related to stock option-related compensation costs during the nine months ended September 30, 2015 and 2014, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	September 30, 2015
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	450,000	$2.52
Issued	—	$—
Exercised	(3,334)	$2.27
Outstanding at September 30, 2015	446,666	$2.52	3.4	$536,666
Exercisable at September 30, 2015	206,672	$2.54	3.4	$244,174

We had $0.3 million and $0.4 million of unamortized deferred compensation costs associated with non-vested stock options as of September 30, 2015 and 2014, respectively.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences and infrastructure from our 19-year operating history to originate consumer loans through multiple channels, including retail point-of-sale, direct solicitation and most recently through testing of domestic credit card originations. In our point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to provide credit to their customers for the purchase of goods and services or the rental of merchandise to their customers under rent-to-own arrangements. These products are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second-look" credit service. Using our infrastructure and technology platform, we also provide loan servicing, including underwriting, marketing, customer service and collections operations for third parties. Also through our Credit and Other Investments segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

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

Lastly, we report within our Credit and Other Investments segment, gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace peer lending and other financial technologies. These investments are carried at a lower of cost or market valuation, and the remaining associated book value as of September 30, 2015 is negligible given variations in the ascribed values since acquisition. Some of these platforms have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there is no foreseeable liquidity event, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2015	2014	from 2014 to 2015
Total interest income	$16,873	$18,532	$(1,659)
Interest expense	(4,653)	(6,106)	1,453
Fees and related income on earning assets:
Fees on credit products	1,759	4,223	(2,464)
Changes in fair value of loans and fees receivable recorded at fair value	1,307	6,217	(4,910)
Changes in fair value of notes payable associated with structured financings recorded at fair value	2,141	(3,653)	5,794
Rental revenue	9,378	11,400	(2,022)
Other	2,092	2,482	(390)
Other operating income:
Servicing income	1,124	1,058	66
Other income	76	689	(613)
Equity in income equity-method investees	431	1,936	(1,505)
Total	$30,528	$36,778	$(6,250)
(Net recovery of) losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(8,375)	(150)	8,225
Provision for losses on loans and fees receivable recorded at net realizable value	8,876	8,120	(756)
Other operating expenses:
Salaries and benefits	4,700	4,544	(156)
Card and loan servicing	9,749	11,383	1,634
Marketing and solicitation	711	529	(182)
Depreciation	10,372	11,285	913
Other	4,969	5,973	1,004
Net income (loss)	429	(5,846)	6,275
Net loss attributable to noncontrolling interests	4	—	4
Net income (loss) attributable to controlling interests	433	(5,846)	6,279

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2015	2014	from 2014 to 2015
Total interest income	$51,227	$56,150	$(4,923)
Interest expense	(13,739)	(18,451)	4,712
Fees and related income on earning assets:
Fees on credit products	5,824	16,017	(10,193)
Changes in fair value of loans and fees receivable recorded at fair value	4,519	12,884	(8,365)
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,359	(5,961)	7,320
Rental revenue	28,765	48,043	(19,278)
Other	2,180	4,767	(2,587)
Other operating income:
Servicing income	4,074	3,532	542
Other income	435	2,010	(1,575)
Equity in income equity-method investees	2,213	5,183	(2,970)
Total	$86,857	$124,174	$(37,317)
(Net recovery of) losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(28,738)	1,685	30,423
Provision for losses on loans and fees receivable recorded at net realizable value	18,005	22,726	4,721
Other operating expenses:
Salaries and benefits	13,142	14,306	1,164
Card and loan servicing	29,628	38,117	8,489
Marketing and solicitation	1,529	1,922	393
Depreciation	33,179	53,566	20,387
Other	16,402	16,304	(98)
Net income (loss)	3,791	(28,047)	31,838
Net loss (income) attributable to noncontrolling interests	6	(151)	157
Net income (loss) attributable to controlling interests	3,797	(28,198)	31,995

Three and Nine Months Ended September 30, 2015, Compared to Three and Nine Months Ended September 30, 2014

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our point-of-sale and direct-to-consumer finance products, credit card and auto finance receivables. Period-over-period results reflect continued growth in our auto finance receivables and our point-of-sale finance and direct-to-consumer products, offset, however, by continued net liquidations of our credit card receivables over the past year. We are currently experiencing continued growth in our point-of-sale and direct-to-consumer finance products and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations over the next few quarters. Future periods' growth is also dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships and continued growth within our direct-to-consumer finance product. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. Despite anticipated increases in our point-of-sale and direct-to-consumer finance products, continued net liquidations of our credit card receivables will continue to offset expected increases and could continue to result in overall net declines in interest income period over period.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in our point-of-sale and direct-to-consumer finance products and CAR operations as evidenced within Note 7, “Notes Payable,” to our consolidated financial statements. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations. Offsetting this growth in interest expense, in addition to the net liquidations of facilities associated with our credit card portfolios, will be reductions in interest costs associated with convertible senior notes that have been repurchased and canceled. In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes due 2035 ("5.875% convertible senior notes"). In connection with this repurchase, we borrowed $20.0 million under a secured term loan from a related party. See "Related Party Transactions" below for more information.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    Declines in rental revenue due to the aforementioned product shift at a significant retail partner that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product, and for which rental sales volumes are expected to continue to decline;

•	Reductions in fees on credit products, principally associated with the net liquidations of credit card accounts in the U.K.;

•	Recoveries of $2.1 million on investments in consumer finance technology platforms in excess of their carrying value in our "Other" category in 2014 with no corresponding recovery in 2015;

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below; and

•
The above declines were partially offset by the resolution of an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable which was fully reserved in a prior period.

We expect a diminishing level of fee income for 2015 because we do not anticipate additional credit card originations in the U.K. Further, given expected future net liquidations of our credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further significant declines are expected in our rental revenue as we have made changes in our underwriting and approval criteria surrounding originations within various merchandise categories that comprised a significant component of new originations. Offsetting these declines is the aforementioned growth we are currently experiencing associated with our point-of-sale and direct-to-consumer finance products with which we expect continued expansion in 2015 and throughout 2016.

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

Losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios. In 2015, these reimbursements have exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts on future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, the aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period decrease in this category between 2014 and 2015 due to the previously mentioned declines in volumes associated with our installment lending product. Additionally, testing associated with our credit card product in the U.K. resulted in slightly higher provisions through the first quarter of 2014, but, given that we have discontinued new originations in the U.K., we expect declines in provisions associated with this product offering. Offsetting these declines, we expect growth in new product receivables recorded at net realizable value to result in increases in our provisions for losses on loans and fees receivable recorded at net realizable value (as was experienced in the third quarter of 2015) in future quarters—such increases predominantly expected to reflect the effects of volume associated with our point-of-sale finance product offering (i.e., growth of new product receivables), rather than credit quality changes or deterioration. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and nine months ended September 30, 2015, relative to the three and nine months ended September 30, 2014, reflect the following:

•
modestly lower 2015 salaries and benefits costs for the year resulting from cost reductions undertaken in the third and fourth quarters of 2014, offset by increases required to grow our new credit product offerings resulting in slightly higher period over period salaries and benefits costs for the third quarter of 2015;

•
card and loan servicing expenses that are lower in 2015 based on lower originations for our installment loan and rent-to-own products when compared to the same periods in 2014 as well as continued net liquidations in our credit card portfolios;

•
slight decreases in marketing costs for the year as our new product offerings require less direct-to-consumer marketing expenses as those seen under our historical credit card operations coupled with reduced originations in these programs as discussed above, offset by expansions we have recently made in our marketing efforts which resulted in slightly higher period over period marketing costs for the third quarter of 2015;

•
decreased depreciation primarily associated with declines in originations under our rent-to-own program, totaling $9.9 million, $31.5 million, $10.3 million and $51.1 million for the three and nine months ended September 30, 2015 and 2014, respectively; and

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

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with growth in our point-of-sale and direct-to-consumer finance operations. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced an effective income tax benefit rate of 190.5% and a negative effective income tax expense rate of 2.2% for the three and nine months ended September 30, 2015, respectively, compared to negative effective income tax benefit rates of 19.2% and 14.7% for the three and nine months ended September 30, 2014, respectively.  Our effective income tax benefit in the three months ended September 30, 2015, was enhanced by the expiration of the statute of limitations for our 2011 tax year. This statute expiration led us to recognize in the three months ended September 30, 2015 previously unrecognized tax benefits associated with an uncertain tax position taken in that 2011 tax year and to reverse in the three months ended September 30, 2015 all prior years’ accruals of interest associated with that uncertain tax position. Our effective income tax benefit rate also was enhanced during the three months ended September 30, 2015 because of our reversal of a portion of the interest and penalty accruals on tax liability assessments associated with our 2007 and 2008 IRS audits as discussed further below. Our effective negative income tax expense rate for the nine months ended September 30, 2015 benefited from the factors described above and from a favorable effective settlement we reached with the IRS in February, 2015 relative to prior year accruals for uncertain tax positions and interest accruals thereon. We also note that the above favorable effects on our effective tax rates relative to statutory rates were partially offset by interest and penalty accruals on the unpaid tax assessment associated with our 2007 and 2008 IRS audits as discussed further below.

The negative effective income tax benefit rate for both the three and nine months ended September 30, 2014 resulted principally from the (1) effects of legislative changes enacted during that period in certain state filing jurisdictions, (2) interest accruals on our liabilities for uncertain tax positions and (3) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets.

     We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or our unpaid tax liabilities in a manner favorable to our accruals therefor. Considering both the aforementioned accruals and reversals, we experienced net charges for interest and penalties of $0.0 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2014.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  Associated with this settlement, we currently have an unpaid federal income tax assessment of $8.3 million (net of an $0.8 million claim which the settlement permitted us to make through an amended return after the settlement and which was approved by the IRS during the three months ended September 30, 2015). Also as permitted under the settlement, we recently made additional claims on amended returns — claims which, if accepted, would eliminate substantially all of the remaining $8.3 million outstanding assessment. The expected effect of our amended return filings is two-fold. First, based on discussions with legal counsel and the IRS, we do not expect the IRS to pursue collections of the amounts for which we have asserted offsetting claims (i.e., substantially all of the remaining $8.3 million assessment) until the final disposition of our amended return filings. Second, should the IRS accept some or all of the additional claims we have made, we would experience reversals of interest and penalty accruals we are currently making associated with the unpaid tax assessment. In the meantime, however, we continue to accrue interest and penalties associated with the $8.3 million remaining unpaid tax assessment, and as such, as of September 30, 2015, our consolidated balance sheet reflects such accrued interest and penalties in the amount of $2.5 million, including $0.1 million and $0.7 million of net interest and penalty charges taken within our consolidated statement of operations in the three and nine months ended September 30, 2015.

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

Depreciation associated with rental merchandise (totaling $9.9 million, $31.5 million, $10.3 million and $51.1 million for the three and nine months ended September 30, 2015 and 2014, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations. We expect continued reductions in our depreciation of rental merchandise as we have made changes in our underwriting and approval criteria surrounding originations in various merchandise categories that comprised a significant component of new originations. While we believe that rental merchandise offerings continue to offer a valuable payment option for our retail partners and their customers, this change in underwriting and approval criteria also will result in significant reductions of our rental revenue as current rental contracts expire and are not renewed.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $11.4 million for the three months ended September 30, 2015, $10.7 million for the three months ended June 30, 2015, $12.2 million for the three months ended March 31, 2015, $8.0 million for the three months ended December 31, 2014, $2.7 million for the three months ended September 30, 2014, $3.7 million for the three months ended June 30, 2014, $3.2 million for the three months ended March 31, 2014, and $1.2 million for the three months ended December 31, 2013. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
		2015		2014				2013
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$151,055	$142,338	$140,660	$157,145	$186,564	$200,147	$215,182	$236,740
Percent 30 or more days past due	10.5%	11.8%	10.1%	13.6%	11.2%	11.2%	12.0%	12.5%
Percent 60 or more days past due	7.2%	8.8%	7.5%	9.8%	8.3%	8.1%	9.2%	9.2%
Percent 90 or more days past due	5.0%	4.9%	5.4%	6.9%	5.8%	5.7%	6.7%	6.4%
Average managed receivables	$143,946	$139,401	$146,792	$173,553	$194,272	$206,657	$227,109	$242,272
Total yield ratio	41.3%	38.1%	38.3%	63.3%	42.6%	38.4%	45.4%	33.3%
Combined gross charge-off ratio	21.5%	17.4%	23.8%	21.4%	21.4%	25.5%	23.8%	19.1%
Adjusted charge-off ratio	16.5%	13.2%	19.2%	16.4%	17.7%	21.3%	19.8%	15.2%

Managed receivables levels. The quarterly declines in our period-end and average managed receivables reflect the net liquidating state of our credit card receivables portfolios given our closure of substantially all credit card accounts underlying the portfolios. Nevertheless, because of the receivables growth we have experienced and expect to continue to experience over the coming quarters associated with our point-of-sale and direct-to-consumer finance offerings, we experienced overall quarterly growth in the second and third quarters of 2015. Managed receivables declines in the fourth quarter of 2014 were exaggerated by our distribution of certain assets to an unrelated third-party partner in a joint venture for their interest. See Note 7 "Notes Payable" for more information. Growth in future periods largely is dependent on the addition of new retail partners for our point-of-sale operations as well as the timing of solicitations within our direct-to-consumer operations. Based on this, we expect managed receivables levels to grow modestly from current levels for the remainder of 2015 with continued growth in 2016 in conjunction with planned solicitation mailings and the expected addition of credit card originations which we are currently testing. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the suspension of new account originations with us for our installment lending product.

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

Given that the vast majority of our credit card accounts have been closed and there has been no significant new activity for these accounts in the past several quarters, we have noted declines in our delinquency statistics of our managed credit card accounts. The initial trend of increasing delinquency rates noted above is primarily due to growth in our point-of-sale finance operations which experience higher delinquency rates than those of our liquidating credit card portfolios. Additionally, our historical credit card originations in the U.K. have experienced higher than average delinquency rates. As these U.K. credit cards continue to liquidate, the associated higher delinquencies will impact our overall delinquency rates to a lesser degree as evidenced by the slight declines in our delinquency rates for the third quarter of 2015.

We expect our point-of-sale and direct-to-consumer finance and other new product offerings to become a larger component of our managed receivables base, given the acceleration of growth in these products. Further, we expect our delinquency rates to increase slightly (when compared to periods during which credit cards made up a larger portion of our managed receivables) as the risk profiles (and thus expected returns) for these receivables are higher than that experienced under our current mix of largely mature credit card receivables underlying closed credit card accounts. Additionally, seasonal payment patterns on these receivables are similar to those experienced with our historical credit card originations and we expect those patterns to continue. For example, delinquency rates historically are lower in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.

Total yield ratio. As noted previously, the mix of our managed receivables has shifted away from certain higher-yielding credit card receivables. Those particular originated receivables have higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield ratios as well. Additionally, our total yield ratio has been adversely affected over the past several quarters by our Non-U.S. Acquired Portfolio acquisition. Its total yields are below average compared to our other portfolios although the impacts of this portfolio are declining as its receivables continue to liquidate.

Offsetting the historical impacts noted above is growth in our newer, higher yielding products, including our point-of-sale finance product. While this growth has contributed to increases in our total yield ratio, we expect this growth will slow or even modestly reverse the trend of our declining charge-off rates as discussed above because we expect these accounts to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale products over the next few quarters and continued accretive effects of this growth on our total yield ratios.

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

Rental Merchandise

The following table presents certain trends associated with our merchandise leasing activities within our Credit and Other Investments segment (in thousands; percentages of total):

		At or for the three months ended
		2015		2014				2013
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end rental merchandise, net of accumulated amortization	$9,230	$12,006	$10,357	$14,177	$12,268	$11,082	$22,052	$28,849
Period-end rental merchandise accounts	112	109	99	100	98	96	99	83
Average rental merchandise, net of accumulated amortization	$10,789	$11,045	$12,186	$13,292	$11,845	$15,485	$29,047	$22,804
Other (loss) income ratio	(28.7)%	(17.6)%	(78.0)%	(50.3)%	37.9%	(21.4)%	(45.1)%	46.7%

Average rental merchandise. Rental merchandise offerings comprise a significant part of our point-of-sale finance suite of products. Our merchandise leasing activities accelerated late in 2013, and prior to that quarter, we had no significant experience or trends with this particular type of product. As is noted in the table above, our rental merchandise has declined from levels experienced at year end 2013. Key drivers of this decline include: 1) depreciation of existing rental merchandise coupled with a decline in new originations due to the disruption of new account originations discussed above; 2) accelerated depreciation of certain rental merchandise due to early payoffs of outstanding rental contracts related to early payment incentives and seasonally strong payment patterns associated with year-end tax-refunds for most of our customers and 3) accelerated depreciation of certain rental merchandise due to impairments associated with accounts where the customer has not made a payment within the previous 90 days. We expect continued reductions in our outstanding period-end rental merchandise (and period-end rental merchandise accounts) as we have made changes in our underwriting and approval criteria surrounding originations within various merchandise categories that comprised a significant component of new originations . While we believe that rental merchandise offerings continue to offer a valuable payment option for our retail partners and their customers, this change in underwriting and approval criteria also will result in significant reductions of our rental revenue as current rental contracts expire and are not renewed.

Other (loss) income ratio. The numerator of our other (loss) income ratio equals gross revenues associated with our leasing activities less depreciation of our rental merchandise. The denominator of our other (loss) income ratio equals average rental merchandise as disclosed in the table above. The timing of new account originations significantly impacts our quarterly ratios either through rapid growth or a period of slow growth, as occurred during the second quarter of 2014 for the reasons discussed above. The disruption in new account originations and the impact of early payoffs mentioned above resulted in an other loss ratio for the first and second quarters of 2014, as our rental merchandise balance and related payments declined. As a customer's previous rental payments (which are treated as rental revenues and included as a component of our other income ratio in the period they are credited to a customer's account) are applied when determining an early payoff amount, these early payoff amounts are often for less than the remaining book value of the associated depreciable asset, negatively impacting our other (loss) income ratio. This trend reversed in the third quarter of 2014 as our fourth quarter 2013 and first quarter 2014 vintages substantially passed their early payoff and peak charge-off periods. The loss ratio we experienced in the fourth quarter of 2014 and first quarter of 2015 was similarly due to higher than anticipated early payoffs and charge-offs on accounts originated in prior periods. The lower other (loss) income ratios experienced in the second and third quarters of 2015 are largely attributable to the continued seasoning of larger historic vintages and continued improvements to both our consumer underwriting and retail merchant agreements, both of which impact the amount of receivables originated with any particular merchant. Based on the aforementioned expected declines in our rental merchandise originations, we expect our other income ratio to continue to improve as existing vintages season and new originations are expected to decline.

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

Collectively, as of September 30, 2015, we served more than 560 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following table:

		At or for the Three Months Ended
		2015		2014				2013
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$75,428	$78,342	$73,371	$69,832	$68,102	$64,000	$59,440	$63,491
Percent 30 or more days past due	13.3%	13.5%	10.7%	14.5%	14.3%	14.6%	11.0%	13.1%
Percent 60 or more days past due	5.3%	5.6%	4.4%	5.5%	5.7%	5.1%	4.4%	4.3%
Percent 90 or more days past due	2.6%	2.5%	2.1%	2.5%	2.7%	1.8%	1.9%	1.7%
Average managed receivables	$75,987	$77,182	$72,258	$68,418	$66,428	$62,475	$60,949	$61,263
Total yield ratio	38.2%	37.6%	39.2%	39.1%	39.2%	39.1%	38.5%	40.2%
Combined gross charge-off ratio	3.0%	1.9%	0.5%	4.7%	2.2%	0.5%	1.0%	4.0%
Recovery ratio	1.3%	0.6%	1.5%	3.3%	1.5%	2.1%	2.1%	1.6%

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

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in our various products offered by CAR as some shorter term product offerings tend to have higher yields. Slightly depressing the overall total yield ratio is the growth we continue to experience in the average managed receivables levels which negatively impacts the ratio ahead of the positive impacts of associated billed yield on this growth. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience. Excluded from our total yield ratio is the resolution of an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable which was fully reserved in a prior period.

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries (including recoveries from dealer reserve offsets), and the denominator of which is average managed receivables.  Because our ACC receivables and the receivables of our JRAS operations that we retained in connection with the sale of our JRAS operations have declined and are now largely insignificant relative to our total portfolio of auto finance receivables, our combined gross charge-off ratio declined significantly in the first quarter of 2014. Additionally benefiting the second quarter of 2014 were larger than expected recoveries associated with our ACC receivables which further reduced our combined gross charge-off ratio. The rise in our combined gross charge-off ratio in the fourth quarter of 2014 was due to specific dealer related losses which accounted for substantially all of the increase for the quarter. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio as was seen in the fourth quarter of 2014. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer's risk characteristics adversely change. Significantly all charge offs we experienced in the first and second quarters of 2015 were offset by available dealer reserves resulting in lower charge-off ratios for those periods. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. Territories do not have dealer reserves with which we can offset losses. As our investments in these loans grows we should expect that gross charge-off rates will climb slightly over existing rates. Our CAR receivables, now comprise a more significant proportion of our average managed auto finance receivables—a factor that has contributed most significantly to our general trend-line of lower combined gross charge-off ratios. We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

Until the third quarter of 2013, we experienced net liquidations of our managed receivables at faster rates than we were able to reduce our costs. This resulted from the significant level of fixed infrastructure costs that had built up to support our significant legacy credit card lending operations. Our infrastructure costs are still somewhat elevated, and while we had in the past been focused on cost reduction, our primary focus now is on growing our point-of-sale and direct-to-consumer finance offerings so that our revenues from these product offerings can cover our infrastructure costs and return us to consistent profitability. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the temporary suspension of new account originations with us for our installment lending product. This disruption lasted into the second quarter of 2014 and continues to impact growth through lower originations. We anticipate that new originations with this retail partner will continue to contract; however, it is not expected to result in quarterly contractions of the total managed receivables levels (as it did in the first and second quarters of 2014) as current levels of originations do not constitute a significant portion of our ongoing retail operations.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity date of 2035. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. As such, the only facilities that could represent significant refunding or refinancing needs as of September 30, 2015 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring December 3, 2016) that is secured by originated U.K. credit card receivables portfolio	$0.3
Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	28.4
Senior secured term loan (expiring November 25, 2015) that is secured by certain assets of the Company with an annual rate equal to 9.0% and payable to a related party	20.0
Total	$48.7

Further details concerning the above debt facilities are provided in Note 7, “Notes Payable,” and Note 8, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new product offering assets should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. With respect to our senior secured term loan expiring November 25, 2015, we are in discussions with the lending party and anticipate that the loan will be extended on similar terms prior to expiration.

As discussed in more detail above, in December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  Associated with this settlement, we currently have an unpaid federal income tax assessment of $8.3 million (net of an $0.8 million claim which the settlement permitted us to make through an amended return after the settlement and which was approved by the IRS during the three months ended September 30, 2015).  Also as permitted under the settlement, we recently made additional claims on amended returns — claims which, if accepted, would eliminate substantially all of the remaining $8.3 million outstanding assessment. The expected effect of our amended return filings is two-fold. First, based on discussions with legal counsel and the IRS, we do not expect the IRS to pursue collections of the amounts for which we have asserted offsetting claims (i.e., substantially all of the remaining $8.3 million assessment) until the final disposition of our amended return filings. Second, should the IRS accept some or all of the additional claims we have made, we would experience reversals of interest and penalty accruals we are currently making associated with the unpaid tax assessment.

At September 30, 2015, we had $38.2 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2015 are as follows:

•
During the nine months ended September 30, 2015, we used $7.2 million of cash flows from operations compared to the use of $18.6 million of cash flows from operations during the nine months ended September 30, 2014. The decrease was principally related to 1) reductions in purchases of rental merchandise associated with our point-of-sale finance operations, 2) cost reductions we implemented throughout 2014, 3) collections associated with reimbursements received in respect of one of our portfolios, and 4) the receipt of approximately $2.0 million in the third quarter of 2015 as a result of the resolution of an outstanding dispute. These decreases in cash used were offset by decreases in collections associated with our credit card finance charge receivables in the nine months ended September 30, 2015 relative to the same period in 2014, given diminished receivables levels.

•
During the nine months ended September 30, 2015, we generated $12.0 million of cash from our investing activities, compared to generating $25.6 million of cash from investing activities during the nine months ended September 30, 2014.  This decrease is primarily due to increasing levels of investments in our point-of-sale and direct-to-consumer assets relative to the same period in 2014 and the shrinking size of our liquidating credit card portfolios and corresponding payments from customers. Offsetting these declines are the subsequent cash returns on our increasing investments in point-of-sale and direct to consumer receivables as well as reductions in our restricted cash levels, both of which contributed positively to our cash generated from investing activities.

•
During the nine months ended September 30, 2015, we used $5.9 million of cash in financing activities, compared to our use of $19.4 million of cash in financing activities during the nine months ended September 30, 2014. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both years are borrowings associated with our new credit products, net of repayments on those facilities.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our point-of-sale and direct-to-consumer finance activities as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized as of September 30, 2015 to repurchase an additional 4,892,760 shares of our common stock through June 30, 2016.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the nine months ended September 30, 2015, we received $150,394 of reimbursed costs from HBR associated with these leased employees.

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

(a) Disclosure controls and procedures.

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective at meeting their objectives.

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

Reliance upon relationships with a few large retailers in our point-of-sale finance operations may adversely affect our revenues and operating results from these operations.  Our three largest retail partners accounted for over 78.0% of our point-of-sale finance and rental revenues in 2014.  Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ revenue from a relatively small number of partners in the future.  If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed. As discussed elsewhere in this report we expect continued reductions in our outstanding period-end rental merchandise as we have made changes in our underwriting and approval criteria surrounding originations within various merchandise categories. These changes will result in significant reductions of our rental revenue as current rental contracts expire and are not renewed.

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

We are party to litigation. We are defendants in certain legal proceedings which include litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in these matters, and we could decide to settle one or more of our litigation matters in order to avoid the ongoing cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

If we are unable to protect our information systems against service interruption our operations could be disrupted and our reputation may be damaged. We rely heavily on networks and information systems and other technology, that are largely hosted by third-parties to support our business processes and activities, including processes integral to the origination and collection of loans and other financial products, and information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. Because information systems are critical to many of our operating activities, our business may be impacted by hosted system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to collect payments in a timely manner. We also could also be required to spend significant financial and other resources to repair or replace networks and information systems.

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

Regulation in the areas of privacy and data security could increase our costs.  We are subject to various regulations related to privacy and data security/breach, and we could be negatively impacted by these regulations. For example, we are subject to the safeguards guidelines under the Gramm-Leach-Bliley Act. The safeguards guidelines require that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Broad-ranging data security laws that affect our business also have been adopted by various states. Compliance with these laws regarding the protection of customer and employee data could result in higher compliance and technology costs for us, as well as potentially significant fines and penalties for non-compliance. Further, there are various other statutes and regulations relevant to the direct email marketing, debt collection and text-messaging industries including the Telephone Consumer Protection Act. The interpretation of many of these statutes and regulations is evolving in the courts and administrative agencies and an inability to comply with them may have an adverse impact on our business.

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

Risks Relating to an Investment in Our Securities

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the overall financing environment, which is critical to our value;

•	the operating and stock performance of our competitors;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in GAAP, laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;

•	additions or departures of key personnel; and

•	future sales of our common stock and the transfer or cancellation of shares of common stock pursuant to a share lending agreement.

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
As of September 30, 2015, Atlanticus Holdings Corporation had outstanding: $56.9 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $10.4 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, "Notes Payable," to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of September 30, 2015, our subsidiaries had total liabilities of approximately $155.8 million (including the $56.9 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - July 31	—	$—	—	4,892,760
August 1 - August 31	—	$—	—	4,892,760
September 1 - September 30	—	$—	—	4,892,760
Total	—	$—	—	4,892,760

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 14,176 such shares returned to us during the three months ended September 30, 2015.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2016, of which 4,892,760 shares remained authorized for repurchase as of September 30, 2015. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

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

ATLANTICUS HOLDINGS CORPORATION

November 13, 2015	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)