Form 10-K
period 2015-12-31
Atlanticus Holdings Corp
filed 2016-03-30
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the year ended December 31, 2015

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

Atlanticus believes that its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements during 2015, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Atlanticus’ Proxy Statement for the 2016 Annual Meeting of Shareholders.

Atlanticus is a smaller reporting company and is not a shell company.

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2015 was $18.3 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates, and we also have excluded 1,459,233 loaned shares at June 30, 2015.)

As of March 22, 2016, 13,903,827 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Atlanticus’ Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

In this Report, except as the context suggests otherwise, the words “Company,” “Atlanticus Holdings Corporation,” “Atlanticus,” “we,” “our,” “ours” and “us” refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors. Atlanticus owns Aspire®, Emerge®, Fortiva®, Imagine®, Salute®, Tribute® and other trademarks and service marks in the United States ("U.S.") and the United Kingdom ("U.K.").
Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, "Business," and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the effects of account actions we may take or have taken; changes in collection programs and practices; changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our point-of-sale finance operations; account growth; the performance of investments that we have made; operating expenses; the impact of bankruptcy law changes; marketing plans and expenses; the performance of our Auto Finance segment; our plans in the U.K.; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; the prospect for improvements in the capital and finance markets; future interest costs; sources of funding operations and acquisitions; growth and profitability of our point-of-sale finance operations; our entry into international markets; our ability to raise funds or renew financing facilities; share repurchases or issuances; debt retirement; the results associated with our equity-method investees; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.
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
We are a Georgia corporation formed in 2009, as successor to an entity that commenced operations in 1996. We provide various credit and related financial services and products primarily to or associated with the financially underserved consumer credit market. We utilize proprietary analytics and a flexible technology platform to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from funding over $25 billion in consumer loans over our 19-year operating history to originate a range of consumer loan products through our primary consumer brand, Fortiva. As part of this brand, we market Fortiva Retail Credit, Fortiva Personal Loans and Fortiva Credit Cards through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties who have relationships with our core customers. In our point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to offer Fortiva Retail Credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, educational services and home-improvements. Our flexible technology platform allows us to integrate our paperless process and instant decision-making capabilities with our partners' technology infrastructure. These products are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second-look" credit service. Additionally, we are able to market our general purpose Fortiva Personal Loans and Fortiva Credit Cards directly to consumers through additional channels, which enables us to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and through partnerships. Our technology platform and proprietary analytics enable us to make instant credit decisions utilizing hundreds of inputs, from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we seek to provide the right type of credit, whenever and wherever the consumer has a need.

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

Lastly, we report within our Credit and Other Investments segment, gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation, and the remaining associated book value as of December 31, 2015 is negligible given variations in the ascribed values since acquisition. Some of these investees have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no pending liquidity events, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. We purchase auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are providing certain installment lending products in addition to our traditional loans secured by automobiles.
We closely monitor and manage our expenses based on current product offerings (and in recent years have significantly reduced our overhead infrastructure which was built to accommodate higher account originations and managed receivables levels). As such, we are maintaining our infrastructure and incurring increased overhead and other costs in order to expand point-of-sale and direct-to-consumer finance solutions and new product offerings that we believe have the potential to grow into our infrastructure and allow for long-term shareholder returns.

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
Credit and Other Investments Segment. Our Credit and Other Investments segment includes our point-of-sale and direct-to-consumer finance operations, investments in and servicing of our various credit card receivables portfolios and other product development and limited investment in consumer finance technology platforms that generally capitalize on our credit infrastructure.
As previously discussed, through our Fortiva brand (Fortiva Retail Credit, Fortiva Personal Loan, and Fortiva Credit Card) we offer a broad array of products over multiple channels. We leverage proprietary analytics and a robust technology platform to offer loan products to consumers overlooked by other providers of consumer credit. Through Fortiva Retail Credit (our "point-of-sale" operations), we leverage our flexible technology platform to allow retail partners and service providers to offer loan options to their customers who have typically been declined by a primary lender. Our paperless process, instant decision-making and analytical capabilities enable a streamlined customer experience and increased sales for our retail partners. We leverage the same proprietary analytics and infrastructure to offer general purpose loan products directly to consumers through Fortiva Personal Loans and Fortiva Credit Cards (our "direct-to-consumer" products). We reach these consumers through a diverse origination platform that includes direct mail, Internet-based marketing and partnerships.
Our growing portfolio of finance assets are generating and we believe will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue growth in this area.
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

Auto Finance Segment. The operations of our Auto Finance segment are principally conducted through our CAR platform, which we acquired in April 2005. CAR primarily purchases and/or services loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  In 2010, we started offering floor-plan financing to this same group of dealers and finance companies. In 2013 we also started offering certain installment lending products in addition to our traditional loans secured by automobiles.  While this product represented less than 15% of CAR's net outstanding receivables as of December 31, 2015, we seek to grow the volume of these loans in the coming quarters.

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2015, our CAR operations served more than 590 dealers in 34 states, the District of Columbia and two U.S. territories. These operations continue to perform well in the current environment (achieving consistent profitability and generating positive cash flows with modest growth).
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
Our collectors employ various and evolving tools when engaging with our customers, and they routinely test and evaluate new tools in their effort toward improving our collections with a greater degree of efficiency. These tools include programs under which we may reduce or eliminate a customer’s annual percentage rate (“APR”) or waive a certain amount of accrued fees, provided the customer makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, we may actually settle with customers and adjust their finance charges and fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we voluntarily participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.
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
As in all aspects of our risk management strategies, we compare the results of each of the above strategies with other collection strategies and devote resources to those strategies that yield the best results. Results are measured based on, among other things, delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted based on these results. We believe that routinely testing, measuring and adjusting collection strategies results in lower bad debt losses and operating expenses.
We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due and we charge off loans and fees receivable when they become contractually more than 180 days past due or 120 days past due for the point-of-sale and direct-to-consumer installment finance products. For our rent-to-own products, we charge off receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.
Our determination of whether an account is contractually past due is relevant to our delinquency and charge-off data included under the “Credit and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (e.g., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency stages and ultimately to charge-off status. For our point-of-sale and direct-to-consumer finance accounts, we consider an account to be delinquent if the customer has not made any required payment as of the payment due date. Accounts under our rent-to-own program are considered delinquent if the customer has not made full payment of any rental amount by the due date and has not returned the rental equipment to us. For credit card accounts, we consider a cardholder’s receivable to be delinquent if the cardholder has failed to pay a minimum amount, computed as the greater of a stated minimum payment or a fixed percentage of the statement balance (for example 3% to 10% of the outstanding balance in some cases or in other cases 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle).
Additionally, we may re-age customer accounts that meet our qualifications for re-aging. Re-aging involves changing the delinquency status of an account. It is our policy to work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to our regular charge-off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs.
Auto Finance Segment. Accounts that CAR purchases from approved dealers initially are collected by the originating branch or service center location using a combination of traditional collection practices. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts in our CAR operation generally are returned to the dealer under an agreement with the dealer to charge the balance on the account against the dealer’s reserve account. We generally do not repossess autos in our CAR operation as a result of the agreements that we have with the dealers unless there are insufficient dealer reserves to offset the loss or if a dealer instructs us to do so.
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
In the U.K., our operations are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. We are licensed and regulated by the Financial Conduct Authority ("FCA"), and we are governed by an extensive legislative and regulatory framework that includes the Consumer Credit Act, the Data Protection Act, Privacy and Electronic Communications Regulations, Consumer Protection and Unfair Trading regulations, Financial Services (Distance Marketing) Regulations, the Enterprise Act, Money Laundering Regulations, Financial Ombudsman Service and Advertising Standards Authority adjudications. The aforementioned legislation and regulations impose strict rules on the form and content of consumer contracts, the calculation and presentation of annual percentage rates ("APRs"), advertising in all forms, parties who can be contacted and disclosures to consumers, among others. The regulators, such as the FCA, provide guidance on consumer credit practices including collections. The FCA requires a comprehensive licensing process. We are currently undertaking steps to ensure that we continue to remain in compliance with all regulations.
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
We are subject to various U.S. federal and state laws and regulations designed to protect confidential personal and financial data. For example, we must comply with guidelines under the Gramm-Leach-Bliley Act that require each financial institution to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Additionally, various federal banking regulatory agencies, and at least 48 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring customer notification in the event of a security breach.
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
Auto Finance Segment. Competition within the auto finance sector is widespread and fragmented. Our auto finance operations target automobile dealers that oftentimes are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corporation, Westlake Financial, Mid-Atlantic Finance, Santander Auto Finance, Western Funding Inc., and America’s Car-Mart) and a large number of smaller, regional private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.
Employees
As of December 31, 2015, we had 319 employees, including 7 part-time employees, most of whom are employed within the U.S., principally in Florida and Georgia. Also included in this employee count are 29 employees in the U.K. We consider our relations with our employees to be good. None of our employees are covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.
Trademarks, Trade Names and Service Marks
We have registered and continue to register, when appropriate, various trademarks, trade names and service marks used in connection with our businesses and for private-label marketing of certain of our products. We consider these trademarks, trade names and service marks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.
Additional Information
We are headquartered in Atlanta, Georgia, and our principal executive offices are located at Five Concourse Parkway, Suite 300, Atlanta, Georgia 30328. Our headquarters telephone number is (770) 828-2000, and our website is www.Atlanticus.com. We make available free of charge on our website certain of our recent SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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

Our credit card operation currently is contracting. Despite our recent origination efforts, growth is a product of a combination of factors, many of which are not in our control. Factors include:

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

Reliance upon relationships with a few large retailers in our point-of-sale finance operations may adversely affect our revenues and operating results from these operations.  Our three largest retail partners accounted for over 45.0% of our point-of-sale finance revenue in 2015.  Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ revenue from a relatively small number of partners in the future.  If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect our loans and fees receivable, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit products and services to our customers. Also, the accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

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

Our rent-to-own operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition. Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions such as those conducted in our rent-to-own programs. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our rent-to-own product offerings.

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

Although our Fortiva finance offerings are an important part of our strategic plan, we have limited operating history with these offerings. In late 2013, we expanded into our point-of-sale and direct-to-consumer finance offerings, including our rent-to-own offerings. As with many early stage endeavors, these product offerings may experience under-capitalization, delays, lack of funding, and many other problems, delays, and expenses, many of which are beyond our control. These include, but are not limited to:

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

We face heightened levels of economic risk associated with new investment activities.  We recently have made a number of investments in businesses that are not directly related to our traditional lending activities to, or associated with, the underserved consumer credit market.  In addition, some of these investments that we have made and may make in the future are or will be in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control.  We make only those investments we believe have the potential to provide a favorable return. However, because some of the investments are outside of our core areas of expertise, they entail risks beyond those described elsewhere in this Report.  As occurred with respect to certain such investments in 2012 and 2011, these risks could result in the loss of part or all of our investments.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We generally outsource account and payment processing, and in 2015, we paid Total System Services, Inc. $7.1 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

If we are unable to protect our information systems against service interruption our operations could be disrupted and our reputation may be damaged. We rely heavily on networks and information systems and other technology, that are largely hosted by third-parties to support our business processes and activities, including processes integral to the origination and collection of loans and other financial products, and information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. Because information systems are critical to many of our operating activities, our business may be impacted by hosted system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to collect payments in a timely manner. We also could be required to spend significant financial and other resources to repair or replace networks and information systems.

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

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and as many as 48 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring varying levels of customer notification in the event of a security breach.

Also, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations that, if adopted, could further restrict how we collect, use, share and secure customer information, which could impact some of our current or planned business initiatives.

Unplanned system interruptions or system failures could harm our business and reputation.  Any interruption in the availability of our transactional processing services due to hardware and operating system failures will reduce our revenues and profits. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our websites or services, and could permanently harm our reputation.

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
As of December 31, 2015, Atlanticus Holdings Corporation had outstanding: $61.1 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $38.5 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, "Notes Payable," to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of December 31, 2015, our subsidiaries had total liabilities of approximately $138.6 million (including the $61.1 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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
We lease 335,372 square feet of office space in Atlanta, Georgia for our executive offices and the primary operations of our Credit and Other Investments segment. We have sub-leased 255,110 square feet of this office space. Our Auto Finance segment principally operates from 9,600 square feet of leased office space in Lake Mary, Florida, with additional offices and branch locations in various states and territories. Our operations in the U.K., which are within our Credit and Other Investments segment, include approximately 2,140 of aggregate square feet of leased space in Crawley. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of March 15, 2016, there were 51 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2014	High	Low
1st Quarter 2014	$3.59	$1.96
2nd Quarter 2014	$3.24	$2.24
3rd Quarter 2014	$2.96	$1.80
4th Quarter 2014	$2.77	$1.15

2015	High	Low
1st Quarter 2015	$3.10	$2.08
2nd Quarter 2015	$3.86	$2.03
3rd Quarter 2015	$4.02	$3.40
4th Quarter 2015	$3.64	$2.88

The closing price of our common stock on the NASDAQ Global Select Market on March 22, 2016 was $3.20.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2016, of which 4,892,760 shares remained authorized for repurchase as of December 31, 2015. During the three months ended December 31, 2015, we did not repurchase any shares under our Board-authorized repurchase plan. There were 26,117 shares returned to us during the three months ended December 31, 2015 by employees in satisfaction of withholding tax requirements. These returned shares are permitted outside the scope of our Board-authorized repurchase plan. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from funding over $25 billion in consumer loans over our 19-year operating history to originate a range of consumer loan products through our primary consumer brand, Fortiva. As part of this brand, we market Fortiva Retail Credit, Fortiva Personal Loans and Fortiva Credit Cards through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties who have relationships with our core customers. In our point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to offer Fortiva Retail Credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, educational services and home-improvements. Our flexible technology platform allows us to integrate our paperless process and instant decision-making capabilities with our partners' technology infrastructure. These products are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second-look" credit service. Additionally, we are able to market our general purpose Fortiva Personal Loans and Fortiva Credit Cards directly to consumers through additional channels, which enables us to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and through partnerships. Our technology platform and proprietary analytics enable us to make instant credit decisions utilizing hundreds of inputs, from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we seek to provide the right type of credit, whenever and wherever the consumer has a need.

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

Lastly, we report within our Credit and Other Investments segment, gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation, and the remaining associated book value as of December 31, 2015 is negligible given variations in the ascribed values since acquisition. Some of these investees have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no pending liquidity events, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. We purchase auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are providing certain installment lending products in addition to our traditional loans secured by automobiles.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Twelve Months Ended December 31,		Increases (Decreases)
(In Thousands)	2015	2014	from 2014 to 2015
Total interest income	$69,917	$73,676	$(3,759)
Interest expense	(18,330)	(24,052)	5,722
Fees and related income on earning assets:
Fees on credit products	6,907	18,662	(11,755)
Changes in fair value of loans and fees receivable recorded at fair value	6,265	14,460	(8,195)
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,262	(7,418)	8,680
Rental revenue	36,032	58,457	(22,425)
Other	2,716	4,669	(1,953)
Other operating income:
Servicing income	5,004	4,910	94
Other income	553	2,084	(1,531)
Gain on repurchase of convertible senior notes	—	12,068	(12,068)
Equity in income equity-method investees	2,780	6,983	(4,203)
Total	$113,106	$164,499	$(51,393)
(Net recovery of) losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries	(38,878)	(4,852)	34,026
Provision for losses on loans and fees receivable recorded at net realizable value	26,608	30,828	4,220
Other operating expenses:
Salaries and benefits	19,825	19,777	(48)
Card and loan servicing	37,071	48,599	11,528
Marketing and solicitation	2,235	2,381	146
Depreciation, primarily related to rental merchandise	40,778	69,096	28,318
Other	21,932	25,975	4,043
Net income	1,706	7,327	(5,621)
Net loss (income) attributable to noncontrolling interests	7	(150)	157
Net income attributable to controlling interests	1,713	7,177	(5,464)

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our point-of-sale and direct-to-consumer finance products, credit card and auto finance receivables. Period-over-period results reflect continued growth in our auto finance receivables and our point-of-sale finance and direct-to-consumer products, offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued growth in our point-of-sale and direct-to-consumer finance products and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations over the next few quarters. Future periods' growth is also dependent on the addition of new retail partners for our point-of-sale operations as well as continued growth within existing partnerships and continued growth within our direct-to-consumer finance product. This growth was delayed late in the first quarter of 2014 as a significant retail partner underwent a product shift that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product. Despite anticipated increases in our point-of-sale and direct-to-consumer finance products, continued net liquidations of our historic credit card receivables will continue to offset expected increases and could continue to result in overall net declines in interest income period over period.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in our point-of-sale and direct-to-consumer finance products and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations. Offsetting this growth in interest expense, in addition to the net liquidations of facilities associated with our credit card portfolios, will be reductions in interest costs associated with convertible senior notes that have been repurchased and canceled. In November 2014, we repurchased $46.1 million aggregate principal amount of 5.875% convertible senior notes due 2035 ("5.875% convertible senior notes"). In connection with this repurchase, we borrowed $20.0 million under a secured term loan from a related party. See "Related Party Transactions" below for more information.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    Declines in rental revenue due to the aforementioned product shift at a significant retail partner that resulted in the suspension of new account originations with us for both our installment lending product as well as our rent-to-own product, and for which rental sales volumes are expected to continue to decline as we plan to significantly limit new originations in 2016;

•	Reductions in fees on credit products, principally associated with the net liquidations of credit card receivables in the U.K.;

•	Recoveries of $4.4 million on investments in consumer finance technology platforms in excess of their carrying value in our "Other" category in 2014 with no corresponding recovery in 2015;

•	The effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below; and

•
The above declines were partially offset by the resolution of an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period.

We expect a diminishing level of fee income for 2016 because we do not anticipate additional credit card originations in the U.K. Further, given expected future net liquidations of our credit card receivables for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further significant declines are expected in our rental revenue as we changed our underwriting and approval criteria surrounding originations within various merchandise categories that comprised a significant component of new originations in the third quarter of 2015 and we expect to significantly limit new originations in 2016. As such, we do not expect our rental revenue to contribute meaningfully to our 2016 revenues. Offsetting these declines is the aforementioned growth we are currently experiencing associated with our point-of-sale, direct-to-consumer finance and credit card products with which we expect continued expansion in 2016.

Servicing income.  We earn servicing income by servicing loan portfolios for third parties (including our equity-method investees). Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience limited growth relative to growth experienced in prior periods.

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to our historical credit card account closures and net credit card receivables portfolio liquidations. Absent portfolio acquisitions or continued growth with our new credit card offering, we do not expect significant ancillary and interchange revenues in the future. Also included within our other income category are certain reimbursements we receive in respect of one of our portfolios.

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

As mentioned elsewhere in this Report, we plan to continue to evaluate and pursue a variety of activities, including the repurchase of our remaining 5.875% convertible senior notes, gains on the repurchase of which (if any) would impact this income category.

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

(Net recovery of) losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our historical credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios. In 2015 and 2014, these reimbursements exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts on future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period decrease in this category between 2014 and 2015 due to the previously mentioned declines in volumes associated with our installment lending product. Additionally, testing associated with our credit card product in the U.K. resulted in slightly higher provisions through the first quarter of 2014, but, given that we have discontinued new originations with this product in the U.K., we expect declines in provisions associated with this product offering. Offsetting these declines, we expect growth in new product receivables recorded at net realizable value to result in increases in our provisions for losses on loans and fees receivable recorded at net realizable value (as was experienced in the third quarter of 2015) in future quarters—such increases predominantly expected to reflect the effects of volume associated with our point-of-sale, direct-to-consumer and credit card finance product offerings (i.e., growth of new product receivables), rather than credit quality changes or deterioration. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the year ended December 31, 2015, relative to the year ended December 31, 2014, reflect the following:

•
card and loan servicing expenses that were lower in 2015 based on lower originations for our rent-to-own products when compared to the same periods in 2014 as well as continued net liquidations in our credit card portfolios which declined from $93.9 million outstanding to $53.8 million outstanding at December 31, 2014 and 2015, respectively;

•
slight decreases in marketing costs for the year as our new product offerings require less direct-to-consumer marketing expenses than under our historical credit card operations coupled with reduced originations in these programs as discussed above, offset by expansions we have recently made in our marketing efforts that have resulted in increased marketing costs and are expected to result in increases in period over period costs for 2016;

•
decreased depreciation primarily associated with declines in originations under our rent-to-own program, totaling $38.6 million and $63.1 million for the years ended December 31, 2015 and 2014, respectively, as well as impairments of $2.7 million associated with software development costs in 2014 as planned uses for this software were discontinued with no corresponding impairment in 2015; and

•
decreases in other expenses due to a £3.0 million ($4.7 million) accrual in 2014 related to a provision associated with a review in the U.K. by HM Revenue and Customs ("HMRC") associated with filings by one of our U.K. subsidiaries to reclaim VAT that it paid on its inputs and that it believed were and are eligible to be reclaimed with an additional £0.4 million ($0.6 million) accrual in 2015. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would be refunding VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. As of the date of this report, we have received substantially all of such refunds, and we will be reversing in the first quarter of 2016 the £3.4 million ($5.0 million) of VAT review-related liabilities that we had accrued on our December 31, 2015 consolidated balance sheet.

Offsetting these declines are:

•	general increases in other expenses including customer acquisition, underwriting costs and third party costs associated with ongoing information technology upgrades; and

•	slightly higher 2015 salaries and benefits costs resulting from growth in our new credit product offerings.

A portion of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our credit card and auto finance loans and fees receivable levels. This trend is gradually reversing, however, as we continue to grow our earning assets (including loans and fees receivable) based principally on growth of our point-of-sale finance product offerings and to a lesser extent, growth within our CAR operations. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with growth in our point-of-sale, direct-to-consumer and credit card product operations. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced an effective income tax expense rate of 51.7% for the year ended December 31, 2015 compared to an effective income tax benefit rate of 126.8% for the year ended December 31, 2014.  Our effective income tax expense rate for the year ended December 31, 2015 reflects in part, the establishment of a valuation allowance against our U.K.-related deferred tax assets. Our effective income tax benefit rate for the year ended December 31, 2014 resulted principally from (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets with the most significant benefits related to the complete release of all federal tax-related valuation allowances and (2) the reversal of excess prior year interest accruals on our then-accrued prior year liabilities for uncertain tax positions, such reversal of excess interest accruals resulting from a favorable settlement (relative to accrued prior year liabilities for uncertain tax positions) reached with the Internal Revenue Service (“IRS”) in December 2014 and the favorable resolution of accrued prior year liabilities for uncertain state tax positions.

We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or our unpaid tax liabilities in a manner favorable to our accruals therefor. Considering both the aforementioned accruals and reversals, we experienced net charges for interest and penalties of $0.3 million in 2015. During the year ended December 31, 2014, the effect of interest and penalties on our income tax benefit was a $8.9 million net increase in our income tax benefit (representing the net of the release of $11.2 million of prior year interest and penalty accruals associated with then-uncertain tax liabilities, $0.3 million of new accruals in 2014 associated with uncertain tax liabilities in 2014, and $2.0 million of accrued interest and penalties related to unpaid tax liabilities).

As referenced above, in December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. The original agreed federal income tax assessment of $9.1 million from the settlement (which excluded interest), now stands at $7.3 million after the effects of (1) the IRS’s application of a $1.0 million overpayment from our 2014 federal income tax return against the assessed balance and (2) a $0.8 million offsetting claim that we made on an amended return in 2015 as permitted under the terms of the settlement and that was approved by the IRS also in 2015. Also as permitted under the settlement, we recently made additional claims on amended returns — claims which, if accepted, would eliminate all of the remaining $7.3 million outstanding assessment and result in a $0.6 million refund to us. The expected effect of our amended return filings is two-fold. First, it is our belief that the IRS will not pursue collections of the amounts for which we have asserted offsetting claims (i.e., all of the remaining $7.3 million assessment) until the final disposition of our amended return filings. Second, should the IRS accept some or all of the additional claims we have made, we would experience reversals of interest and penalty accruals we are currently making associated with the unpaid tax assessment; these accruals totaled $2.8 million as of December 31, 2015. Currently, the IRS is examining our additional amended return claims.

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

Credit and Other Investments Segment
     Our Credit and Other Investments segment includes our activities relating to investments in and servicing of our Fortiva Retail Credit ("point-of-sale" operations), Fortiva Personal Loans and Fortiva Credit Cards (collectively our "direct-to-consumer" operations) and our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure.

The types of revenues we earn from our products and services primarily include finance charges, fees and the accretion of discounts associated with our point-of-sale product offerings. Also, while insignificant currently, revenues also have included credit card fees associated with (1) our sale of ancillary products such as memberships, subscription services and debt waiver, and (2) interchange fees representing a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

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

Depreciation expense associated with rental merchandise (totaling $38.6 million and $63.1 million for the years ended December 31, 2015 and 2014, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations. We expect continued reductions in our depreciation of rental merchandise as we have made changes in our underwriting and approval criteria surrounding originations in various merchandise categories that comprised a significant component of new originations in the third quarter of 2015 and we expect to significantly limit new originations for this product in 2016. This change in underwriting and approval criteria and corresponding reduction in new originations also will result in significant reductions of our rental revenue as current rental contracts expire and are not renewed.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investees; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investees line items on our consolidated statements of operations totaling approximately $10.7 million for the three months ended December 31, 2015, $11.4 million for the three months ended September 30, 2015, $10.7 million for the three months ended June 30, 2015, $12.2 million for the three months ended March 31, 2015, $8.0 million for the three months ended December 31, 2014, $2.7 million for the three months ended September 30, 2014, $3.7 million for the three months ended June 30, 2014, and $3.2 million for the three months ended March 31, 2014. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

We typically have purchased credit card receivables portfolios at substantial discounts. In our managed basis statistical data, we apply a portion of these discounts against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into total yield in our managed basis statistical data using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component and the accretable yield component of our acquisition discount based on actual and projected future cash flows.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2015				2014
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$152,528	$151,055	$142,338	$140,660	$157,145	$186,564	$200,147	$215,182
Percent 30 or more days past due	11.5%	10.5%	11.8%	10.1%	13.6%	11.2%	11.2%	12.0%
Percent 60 or more days past due	7.9%	7.2%	8.8%	7.5%	9.8%	8.3%	8.1%	9.2%
Percent 90 or more days past due	5.4%	5.0%	4.9%	5.4%	6.9%	5.8%	5.7%	6.7%
Average managed receivables	$152,983	$143,946	$139,401	$146,792	$173,553	$194,272	$206,657	$227,109
Total yield ratio	35.2%	41.3%	38.1%	38.3%	63.3%	42.6%	38.4%	45.4%
Combined gross charge-off ratio	16.8%	21.5%	17.4%	23.8%	21.4%	21.4%	25.5%	23.8%
Adjusted charge-off ratio	12.9%	16.5%	13.2%	19.2%	16.4%	17.7%	21.3%	19.8%

Managed receivables levels. The 2014 quarterly declines in our period-end and average managed receivables (when compared to the same quarters in prior period) reflect the net liquidating state of our historical credit card receivables portfolios given our closure of substantially all credit card accounts underlying the portfolios. Nevertheless, because of the receivables growth we have experienced and expect to continue to experience over the coming quarters associated with our Fortiva finance offerings, we experienced overall quarterly growth throughout 2015. Managed receivables declines in the fourth quarter of 2014 were exaggerated by our distribution of certain assets to an unrelated third-party partner in a joint venture for its interest. Growth in future periods largely is dependent on the addition of new retail partners for our point-of-sale operations as well as the timing of solicitations within our direct-to-consumer Fortiva operations. Based on this, we expect managed receivables levels to grow modestly from current levels throughout 2016 in conjunction with planned solicitation mailings and the expected addition of U.S. credit card originations which we are currently testing.

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

Given that the vast majority of credit card accounts related to our historical credit card receivables have been closed and there has been no significant new activity for these accounts in the past several quarters, we have noted declines in our delinquency statistics of our managed credit card receivables (when compared to the same quarters in prior period). The initial trend of increasing delinquency rates noted above is primarily due to growth in our point-of-sale finance operations, which experience higher delinquency rates than those of our liquidating credit card portfolios. Additionally, our historical credit card originations in the U.K. have experienced higher than average delinquency rates. As these U.K. credit card receivables continue to liquidate, the associated higher delinquencies will impact our overall delinquency rates to a lesser degree as evidenced by the slight declines in the third and fourth quarters of 2015.

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

Although we have seen generally improving total yield ratio trend-lines, our first, third and fourth quarter 2014 total yield ratios were also positively impacted by the decline in the managed receivables base discussed above as well as recoveries on investments in securities in excess of their carrying value and our repurchase of convertible senior notes in the fourth quarter of 2014. Similarly, our third quarter 2015 total yield ratio was positively impacted by the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period. Absent these items, our total yield ratio would have been 35.8%, 41.6%, 38.0% and 35.6% in the third quarter of 2015 and the first, third and fourth quarters of 2014, respectively.

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

The continued growth in our point-of-sale and direct-to-consumer finance operations continues to result in higher charge-off ratios than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on our new product offerings, offset by lower charge offs associated with historical credit card originations in the U.K. due to the cessation of marketing efforts for this product, (3) the low charge-off ratios experienced in the second quarter of 2015 as discussed above and (4) an overall decline in the managed receivables base as discussed above.

Rental Merchandise

The following table presents certain trends associated with our merchandise leasing activities within our Credit and Other Investments segment (in thousands; percentages of total):

		At or for the three months ended
	2015				2014
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end rental merchandise, net of accumulated amortization	$4,666	$9,230	$12,006	$10,357	$14,177	$12,268	$11,082	$22,052
Average rental merchandise, net of accumulated amortization	$7,023	$10,789	$11,045	$12,186	$13,292	$11,845	$15,485	$29,047
Other (loss) income ratio	3.3%	(28.7)%	(17.6)%	(78.0)%	(50.3)%	37.9%	(21.4)%	(45.1)%

Average rental merchandise. Rental merchandise offerings are a diminishing part of our point-of-sale finance suite of products. Our merchandise leasing activities accelerated late in 2013, and prior to that quarter, we had no significant experience or trends with this particular type of product. As is noted in the table above, our rental merchandise has declined from levels experienced at year end 2013. Key drivers of this decline include: 1) depreciation of existing rental merchandise coupled with a decline in new originations due to the disruption of new account originations discussed above; 2) accelerated depreciation of certain rental merchandise due to early payoffs of outstanding rental contracts related to early payment incentives and seasonally strong payment patterns associated with year-end tax-refunds for most of our customers and 3) accelerated depreciation of certain rental merchandise due to impairments associated with accounts where the customer has not made a payment within the previous 90 days. We expect continued reductions in our outstanding period-end rental merchandise given the third quarter 2015 changes we made in our underwriting and approval criteria surrounding originations within various merchandise categories that comprised a significant component of new originations. While we believe that rental merchandise offerings continue to offer a valuable payment option for our retail partners and their customers, this change in underwriting and approval criteria also will result in significant reductions of our rental revenue as current rental contracts expire and are not renewed and we expect to significantly limit new originations in 2016.

Other (loss) income ratio. The numerator of our other (loss) income ratio equals gross revenues associated with our leasing activities less depreciation of our rental merchandise. The denominator of our other (loss) income ratio equals average rental merchandise as disclosed in the table above. The timing of new account originations significantly impacts our quarterly ratios either through rapid growth or a period of slow growth, as occurred during the second quarter of 2014 for the reasons discussed above. The disruption in new account originations and the impact of early payoffs mentioned above resulted in an other loss ratio for the first and second quarters of 2014, as our rental merchandise balance and related payments declined. As a customer's previous rental payments (which are treated as rental revenues and included as a component of our other income ratio in the period they are credited to a customer's account) are applied when determining an early payoff amount, these early payoff amounts are often for less than the remaining book value of the associated depreciable asset, negatively impacting our other (loss) income ratio. This trend reversed in the third quarter of 2014 as our fourth quarter 2013 and first quarter 2014 vintages substantially passed their early payoff and peak charge-off periods. The loss ratios we experienced in the fourth quarter of 2014 and throughout 2015 were similarly due to higher than anticipated early payoffs and charge-offs on accounts originated in prior periods. The lower other (loss) income ratios experienced in the second and third quarters of 2015 were largely attributable to the continued seasoning of larger historic vintages and continued improvements to both our consumer underwriting and retail merchant agreements, both of which impact the amount of receivables originated with any particular merchant. Due to the decline in originations, we experienced a positive other income ratio in the fourth quarter of 2015 as larger historic vintages passed their early payoff and peak charge-off periods. Based on the aforementioned declines in our rental merchandise originations, we expect our other income ratio to continue to improve as existing vintages season and new originations are expected to decline.

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

Additionally, our ACC platform acquired during 2007 historically purchased retail installment contracts from franchised car dealers. We ceased origination efforts within the ACC platform during 2009 and outsourced the collection of its portfolio of auto finance receivables. In February 2015, we sold our remaining interest in the ACC portfolio of receivables for an immaterial amount.

Collectively, as of December 31, 2015, we served more than 590 dealers through our Auto Finance segment in 34 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

		At or for the Three Months Ended
	2015				2014
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$77,833	$75,428	$78,342	$73,371	$69,832	$68,102	$64,000	$59,440
Percent 30 or more days past due	14.0%	13.3%	13.5%	10.7%	14.5%	14.3%	14.6%	11.0%
Percent 60 or more days past due	5.5%	5.3%	5.6%	4.4%	5.5%	5.7%	5.1%	4.4%
Percent 90 or more days past due	2.5%	2.6%	2.5%	2.1%	2.5%	2.7%	1.8%	1.9%
Average managed receivables	$76,413	$75,987	$77,182	$72,258	$68,418	$66,428	$62,475	$60,949
Total yield ratio	38.3%	38.2%	37.6%	39.2%	39.1%	39.2%	39.1%	38.5%
Combined gross charge-off ratio	3.3%	3.0%	1.9%	0.5%	4.7%	2.2%	0.5%	1.0%
Recovery ratio	1.6%	1.3%	0.6%	1.5%	3.3%	1.5%	2.1%	2.1%

Managed receivables.  For all of the periods set forth above, only CAR continues to purchase/originate loans, but until the second quarter of 2014, it had not done so at growth levels significant enough to consistently offset the gradual liquidation of our ACC portfolios’ managed receivables. ACC managed receivables are liquidated at this point, and we are beginning to see and expect stability in the level of our managed receivables, with growth through receivable purchase opportunities in the U.S. and U.S. territories, as occurred during 2014 and which continued through 2015. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. We expect managed receivable levels to continue to grow slightly from current levels during 2016 as we continue to expand our operations in the U.S. and U.S. territories.

Delinquencies.  Current delinquency levels we are experiencing represent what we would expect going forward with some marginal increases noted within the overall buy-here pay-here market. Delinquency rates historically are lower in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most of our customers.   We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in our various products offered by CAR as some shorter term product offerings tend to have higher yields. Slightly depressing the overall total yield ratio is the growth we continue to experience in the average managed receivables levels which negatively impacts the ratio ahead of the positive impacts of associated billed yield on this growth. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience. Excluded from our total yield ratio is the resolution of an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period.

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries (including recoveries from dealer reserve offsets), and the denominator of which is average managed receivables.  Because our ACC receivables have declined and are now largely insignificant relative to our total portfolio of auto finance receivables, our combined gross charge-off ratio declined significantly in the first quarter of 2014. Additionally benefiting the second quarter of 2014 were larger than expected recoveries associated with our ACC receivables that further reduced our combined gross charge-off ratio. The rise in our combined gross charge-off ratio in the fourth quarter of 2014 was due to specific dealer related losses that accounted for substantially all of the increase for the quarter. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio as was seen in the fourth quarter of 2014. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer's risk characteristics adversely change. Significantly all charge offs we experienced in the first and second quarters of 2015 were offset by available dealer reserves resulting in lower charge-off ratios for those periods. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow we expect that gross charge-off rates will climb slightly over existing rates. We expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

Until the third quarter of 2013, we experienced net liquidations of our managed receivables at faster rates than we were able to reduce our costs. This resulted from the significant level of fixed infrastructure costs that had been designed to support our significant legacy credit card lending operations. Our infrastructure costs are still somewhat elevated, and while we had in the past been focused on cost reduction, our primary focus now is on growing our point-of-sale and direct-to-consumer finance offerings so that our revenues from these product offerings can cover our infrastructure costs and return us to consistent profitability. This growth was delayed late in the first quarter of 2014 as a significant retail partner in our point-of-sale operations underwent a product shift that resulted in the temporary suspension of new account originations with us for our retail installment lending product. This disruption lasted into the second quarter of 2014; however, growth through new and existing retail channels has resulted in quarterly growth of the total managed receivables levels.

Accordingly, we will continue to focus in the coming quarters on (i) containing costs (as opposed to our previous focus on reducing expenses) (ii) obtaining new retail partners and channels to continue growth of our point-of-sale finance offerings (iii) continuing growth in our direct-to-consumer operations and (iv) obtaining the funding necessary to meet capital needs required by the growth of our new product offerings and to cover our infrastructure costs until our new product offerings generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. As such, the only facilities that could represent significant refunding or refinancing needs as of December 31, 2015 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	$28.9
Senior secured term loan from related parties (expiring November 22, 2016) that is secured by certain assets of the Company with an annual rate equal to 9.0%	20.0
Total	$48.9

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

We reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. The original agreed federal income tax assessment of $9.1 million from the settlement (which excluded interest), now stands at $7.3 million after the effects of (1) the IRS’s application of a $1.0 million overpayment from our 2014 federal income tax return against the assessed balance and (2) a $0.8 million offsetting claim that we made on an amended return in 2015 as permitted under the terms of the settlement and that was approved by the IRS. Also as permitted under the settlement, we recently made additional claims on amended returns — claims which, if accepted, would eliminate all of the remaining $7.3 million outstanding assessment and result in a $0.6 million refund to us. The expected effect of our amended return filings is two-fold. First, it is our belief that the IRS will not pursue collections of the amounts for which we have asserted offsetting claims (i.e., all of the remaining $7.3 million assessment) until the final disposition of our amended return filings. Second, should the IRS accept some or all of the additional claims we have made, we would experience reversals of interest and penalty accruals we are currently making associated with the unpaid tax assessment; these accruals totaled $2.8 million as of December 31, 2015. Currently, the IRS is examining our additional amended return claims.

At December 31, 2015, we had $51.0 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the twelve months ended December 31, 2015 are as follows:

•
During the twelve months ended December 31, 2015, we generated $0.9 million of cash flows from operations compared to the use of $20.7 million of cash flows from operations during the twelve months ended December 31, 2014. The decrease in use was principally related to 1) reductions in purchases of rental merchandise associated with our point-of-sale finance operations, 2) cost reductions we implemented throughout 2014, 3) collections associated with reimbursements received in respect of one of our portfolios, and 4) the receipt of approximately $2.0 million in the third quarter of 2015 as a result of the resolution of an outstanding dispute. These decreases in cash used were offset by decreases in collections associated with our credit card finance charge receivables in the twelve months ended December 31, 2015 relative to the same period in 2014, given diminished receivables levels.

•
During the twelve months ended December 31, 2015, we generated $14.5 million of cash from our investing activities, compared to generating $29.2 million of cash from investing activities during the twelve months ended December 31, 2014.  This decrease is primarily due to increasing levels of investments in our point-of-sale and direct-to-consumer assets relative to the same period in 2014 and the shrinking size of our liquidating credit card portfolios and corresponding payments from customers. Offsetting these declines are the subsequent cash returns on our increasing investments in point-of-sale and direct to consumer receivables as well as reductions in our restricted cash levels, both of which contributed positively to our cash generated from investing activities.

•
During the twelve months ended December 31, 2015, we used $3.6 million of cash in financing activities, compared to our use of $18.4 million of cash in financing activities during the twelve months ended December 31, 2014. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both years are borrowings associated with our new credit products, net of repayments on those facilities.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our point-of-sale, direct-to-consumer finance and credit card origination activities as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 9, 2014, we are authorized as of December 31, 2015 to repurchase an additional 4,892,760 shares of our common stock through June 30, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur, which we refer to as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 11, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2015.
Management’s Report on Internal Control over Financial Reporting
Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).
Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2015.
This Annual Report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
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
The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:
1. Financial Statements
2. Financial Statement Schedules
None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Articles of Incorporation	June 8, 2009, Proxy Statement/Prospectus, Annex B
3.1(a)	Articles of Amendment to Articles of Incorporation	November 30, 2012, Form 8-K exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through November 30, 2012)	November 30, 2012, Form 8-K exhibit 3.2
4.1	Form of common stock certificate	Filed herewith
4.2	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1
4.3	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	2014 Equity Incentive Plan	April 15, 2014, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	May 15, 2014, Form 8-K, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	May 15, 2014, Form 8-K, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	May 15, 2014, Form 8-K, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	May 15, 2014, Form 8-K, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	May 15, 2014, Form 8-K, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	May 15, 2014, Form 8-K, exhibit 10.7
10.3†	Amended and Restated Employee Stock Purchase Plan	April 16, 2008, Definitive Proxy Statement on Schedule 14A, Appendix B
10.4†	Amended and Restated Employment Agreement for David G. Hanna	December 29, 2008, Form 8-K, exhibit 10.1
10.5†	Amended and Restated Employment Agreement for Richard W. Gilbert	December 29, 2008, Form 8-K, exhibit 10.3
10.6†	Employment Agreement for Jeffrey A. Howard	March 28, 2014, Form 10-K, exhibit 10.7
10.7†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.8†	Outside Director Compensation Package	November 13, 2015, Form 10-Q, exhibit 10.1
10.9
Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CCFC Corp. (formerly CompuCredit Funding Corp.), Atlanticus Services Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust
June 25, 2010, Form 8-K/A, exhibit 10.1
10.10	Share Lending Agreement	November 22, 2005, Form 8-K, exhibit 10.1
10.10(a)	Amendment to Share Lending Agreement	March 6, 2012, Form 10-K, exhibit 10.12(a)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.11	Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007	August 1, 2007, Form 10-Q, exhibit 10.1
10.11(a)	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC	August 1, 2007, Form 10-Q, exhibit 10.2
10.11(b)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC	August 1, 2007, Form 10-Q, exhibit 10.3
10.11(c)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation	August 1, 2007, Form 10-Q, exhibit 10.4
10.11(d)
Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CIAC Corporation (formerly CompuCredit International Acquisition Corporation)
August 1, 2007, Form 10-Q, exhibit 10.5
10.11(e)	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007	August 1, 2007, Form 10-Q, exhibit 10.6
10.11(f)
Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CIAC Corporation (formerly CompuCredit International Acquisition Corporation), Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas
August 1, 2007, Form 10-Q, exhibit 10.7
10.12	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.13	Loan and Security Agreement, dated October 4, 2011 among CARS Acquisition LLC, et al and Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.13(a)	First Amendment to Loan and Security Agreement	August 13, 2013, Form 10-Q, exhibit 10.1
10.13(b)	Second Amendment and Joinder to Loan and Security Agreement	August 13, 2013, Form 10-Q, exhibit 10.2
10.13(c)	Third Amendment to Loan and Security Agreement	March 28, 2014, Form 10-K, exhibit 10.15(c)
10.13(d)	Fourth Amendment to Loan and Security Agreement	March 28, 2014, Form 10-K, exhibit 10.15(d)
10.13(e)	Fifth Amendment to Loan and Security Agreement	August 14, 2014, Form 10-Q, exhibit 10.1
10.13(f)	Agreement by Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) in favor of Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.14	Loan and Security Agreement, dated November 26, 2014, by and among Atlanticus Holdings Corporation, Certain Subsidiaries Named Therein, and Dove Ventures, LLC	March 6, 2015, Form 10-K, exhibit 10.15
10.14(a)	First Amendment to Loan and Security Agreement, dated November 23, 2015	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.

(1)
Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 30, 2016.

Atlanticus Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David G. Hanna David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2016

/s/ William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 30, 2016

/s/ Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2016

/s/ Jeffrey A. Howard Jeffrey A. Howard	Director	March 30, 2016

/s/ Deal W. Hudson Deal W. Hudson	Director	March 30, 2016

/s/ Mack F. Mattingly Mack F. Mattingly	Director	March 30, 2016

/s/ Thomas G. Rosencrants Thomas G. Rosencrants	Director	March 30, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors
Atlanticus Holdings Corporation
We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlanticus Holdings Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Atlanta, Georgia
March 30, 2016

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2015	December 31, 2014
Assets
Unrestricted cash and cash equivalents	$51,033	$39,925
Restricted cash and cash equivalents	20,547	22,741
Loans and fees receivable:
Loans and fees receivable, net (of $16,721 and $15,730 in deferred revenue and $21,474 and $19,957 in allowances for uncollectible loans and fees receivable at December 31, 2015 and December 31, 2014, respectively)	141,949	105,897
Loans and fees receivable, at fair value	6,353	18,255
Loans and fees receivable pledged as collateral under structured financings, at fair value	20,353	34,905
Rental merchandise, net of depreciation	4,666	14,177
Property at cost, net of depreciation	5,686	7,036
Investments in equity-method investees	10,123	15,833
Deposits	825	1,589
Prepaid expenses and other assets	19,194	7,997
Total assets	$280,729	$268,355
Liabilities
Accounts payable and accrued expenses	$51,722	$39,968
Notes payable, at face value	90,000	78,749
Notes payable to related parties	20,000	20,000
Notes payable associated with structured financings, at fair value	20,970	36,511
Convertible senior notes	64,783	64,752
Income tax liability	22,303	20,933
Total liabilities	269,778	260,913
Commitments and contingencies (Note 11)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,332,041 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2015; and 15,308,971 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2014	—	—
Additional paid-in capital	211,083	210,519
Accumulated other comprehensive loss	(600)	(1,841)
Retained deficit	(199,524)	(201,237)
Total shareholders’ equity	10,959	7,441
Noncontrolling interests	(8)	1
Total equity	10,951	7,442
Total liabilities and equity	$280,729	$268,355

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Twelve Months Ended December 31,
	2015	2014
Interest income:
Consumer loans, including past due fees	$69,830	$73,330
Other	87	346
Total interest income	69,917	73,676
Interest expense	(18,330)	(24,052)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	51,587	49,624
Fees and related income on earning assets	53,182	88,830
Net recovery of (losses upon) charge off of loans and fees receivable recorded at fair value, net of recoveries	38,878	4,852
Provision for losses on loans and fees receivable recorded at net realizable value	(26,608)	(30,828)
Net interest income, fees and related income on earning assets	117,039	112,478
Other operating income:
Servicing income	5,004	4,910
Other income	553	2,084
Gain on repurchase of convertible senior notes	—	12,068
Equity in income of equity-method investees	2,780	6,983
Total other operating income	8,337	26,045
Other operating expense:
Salaries and benefits	19,825	19,777
Card and loan servicing	37,071	48,599
Marketing and solicitation	2,235	2,381
Depreciation, primarily related to rental merchandise	40,778	69,096
Other	21,932	25,975
Total other operating expense	121,841	165,828
Income (loss) before income taxes	3,535	(27,305)
Income tax (expense) benefit	(1,829)	34,632
Net income	1,706	7,327
Net loss (income) attributable to noncontrolling interests	7	(150)
Net income attributable to controlling interests	$1,713	$7,177
Net income attributable to controlling interests per common share—basic	$0.12	$0.51
Net income attributable to controlling interests per common share—diluted	$0.12	$0.51

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2015	2014
Net income	$1,706	$7,327
Other comprehensive income (loss):
Foreign currency translation adjustment	(50)	(1,758)
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	1,849	—
Income tax (expense) benefit related to other comprehensive income (loss)	(558)	654
Comprehensive income	2,947	6,223
Comprehensive loss (income) attributable to noncontrolling interests	7	(150)
Comprehensive income attributable to controlling interests	$2,954	$6,073

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Twelve Months Ended December 31, 2015 and 2014
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	15,594,325	$—	$210,315	$(737)	$(208,414)	$(6)	$1,158
Compensatory stock issuances, net of forfeitures	61,868	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	(143)	(143)
Amortization of deferred stock-based compensation costs	—	—	1,432	—	—	—	1,432
Redemption and retirement of shares	(347,222)	—	(257)	—	—	—	(257)
Tax effects of stock-based compensation costs	—	—	(971)	—	—	—	(971)
Other comprehensive loss	—	—	—	(1,104)	7,177	150	6,223
Balance at December 31, 2014	15,308,971	$—	$210,519	$(1,841)	$(201,237)	$1	$7,442
Stock options exercises and proceeds related thereto	3,334	—	8	—	—	—	8
Compensatory stock issuances, net of forfeitures	106,334	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	(2)	(2)
Amortization of deferred stock-based compensation costs	—	—	846	—	—	—	846
Redemption and retirement of shares	(86,598)	—	(259)	—	—	—	(259)
Tax effects of stock-based compensation plans	—	—	(31)	—	—	—	(31)
Other comprehensive income	—	—	—	1,241	1,713	(7)	2,947
Balance at December 31, 2015	15,332,041	$—	$211,083	$(600)	$(199,524)	$(8)	$10,951

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2015	2014
Operating activities
Net income	$1,706	$7,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of rental merchandise	38,565	63,148
Depreciation, amortization and accretion, net	2,000	4,927
Losses upon charge off of loans and fees receivable recorded at fair value	7,440	14,183
Provision for losses on loans and fees receivable	26,608	30,828
Interest expense from accretion of discount on convertible senior notes	481	637
Income from accretion of discount associated with receivables purchases	(40,777)	(33,774)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(7,527)	(7,042)
Income from equity-method investments	(2,780)	(6,983)
Gain on repurchase of convertible senior notes	—	(12,068)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(2,962)	3,132
Increase (decrease) in income tax liability	719	(34,705)
Decrease in deposits	764	319
Increase (decrease) in accounts payable and accrued expenses	12,752	(4,907)
Additions to rental merchandise	(29,053)	(48,473)
Other	(7,072)	2,717
Net cash provided by (used in) operating activities	864	(20,734)
Investing activities
Decrease (increase) in restricted cash	2,167	(3,892)
Proceeds from equity-method investees	8,490	12,009
Investments in earning assets	(271,061)	(218,656)
Proceeds from earning assets	275,825	243,807
Purchases and development of property, net of disposals	(884)	(4,068)
Net cash provided by investing activities	14,537	29,200
Financing activities
Noncontrolling interests distributions, net	(2)	(143)
Purchase and retirement of outstanding stock	(259)	(257)
Proceeds from borrowings	164,897	115,545
Repayment of borrowings	(168,208)	(133,545)
Net cash used in financing activities	(3,572)	(18,400)
Effect of exchange rate changes on cash	(721)	(1,014)
Net increase (decrease) in unrestricted cash	11,108	(10,948)
Unrestricted cash and cash equivalents at beginning of period	39,925	50,873
Unrestricted cash and cash equivalents at end of period	$51,033	$39,925
Supplemental cash flow information
Cash paid for interest	$17,922	$24,421
Net cash income tax payments	$1,117	$73
Supplemental non-cash information
Issuance of stock options and restricted stock	$532	$931

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Within our Credit and Other Investments segment, we originate consumer loans through multiple channels, including retail point-of-sale, direct solicitation and most recently through testing of domestic credit card originations through third-party financial institutions. These products are all offered through our Fortiva brand. In our Fortiva Retail Credit (our "point-of-sale" operations) channel, we partner with retailers and service providers in various industries across the United States ("U.S.") to provide credit to their customers for the purchase of goods and services. These services are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second look" credit service in various industries across the U.S. Additionally, we are able to market our general purpose Fortiva Personal Loans and Fortiva Credit Cards (collectively, our direct-to-consumer operations) directly to consumers through additional channels enabling us to reach consumers through a diverse origination platform which includes direct mail, Internet-based marketing and through partnerships.
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
Additionally, we report within our Credit and Other Investments segment the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer. Prior to December 2014 we also included income from an additional equity-method investee that held structured financing notes underlying credit card receivables for which we were the servicer. This investee was consolidated on our financial statements as of December 31, 2014 subsequent to our distribution of certain assets to an unrelated third-party partner for their interest.

Lastly, we report within our Credit and Other Investments segment, gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation, and the remaining associated book value as of December 31, 2015 is negligible given variations in the ascribed values since acquisition. Some of these investees have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no pending liquidity events, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. We purchase auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are providing certain installment lending products in addition to our traditional loans secured by automobiles.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”), under which we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value; these estimates likewise affect the changes in these amounts reflected within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses have a significant effect on loans and fees receivable, net, as shown on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations.

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

Restricted Cash

Restricted cash as of December 31, 2015 and 2014 includes certain collections on loans and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

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

Components of our loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2014	Additions	Subtractions	Balance at December 31, 2015
Loans and fees receivable, gross	$141.6	$334.9	$(296.4)	$180.1
Deferred revenue	(15.7)	(41.8)	40.8	(16.7)
Allowance for uncollectible loans and fees receivable	(20.0)	(26.6)	25.1	(21.5)
Loans and fees receivable, net	$105.9	$266.5	$(230.5)	$141.9

	Balance at December 31, 2013	Additions	Subtractions	Balance at December 31, 2014
Loans and fees receivable, gross	$134.7	$285.4	$(278.5)	$141.6
Deferred revenue	(13.3)	(36.2)	33.8	(15.7)
Allowance for uncollectible loans and fees receivable	(24.2)	(30.8)	35.0	(20.0)
Loans and fees receivable, net	$97.2	$218.4	$(209.7)	$105.9

As of December 31, 2015 and December 31, 2014, the weighted average remaining accretion period for the $16.7 million and $15.7 million, respectively, of deferred revenue reflected in the above tables was 11 months for both periods presented.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Twelve Months Ended December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Provision for loan losses	(1.7)	(2.2)	(22.7)	(26.6)
Charge offs	3.7	2.6	21.5	27.8
Recoveries	(0.5)	(0.9)	(1.3)	(2.7)
Balance at end of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)

As of December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(1.3)	$(1.4)
Balance at end of period collectively evaluated for impairment	$(1.2)	$(1.6)	$(17.3)	$(20.1)
Loans and fees receivable:
Loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$1.5	$1.7
Loans and fees receivable collectively evaluated for impairment	$5.2	$75.8	$97.4	$178.4

For the Twelve Months Ended December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(11.6)	$(1.4)	$(11.2)	$(24.2)
Provision for loan losses	(8.8)	(0.9)	(21.1)	(30.8)
Charge offs	18.1	2.5	16.8	37.4
Recoveries	(0.4)	(1.4)	(0.6)	(2.4)
Balance at end of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)

As of December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(3.0)	$(3.1)
Balance at end of period collectively evaluated for impairment	$(2.7)	$(1.1)	$(13.1)	$(16.9)
Loans and fees receivable:
Loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$5.0	$5.2
Loans and fees receivable collectively evaluated for impairment	$6.7	$70.5	$59.2	$136.4

The components (in millions) of loans and fees receivable, gross as of the date of each of our consolidated balance sheets are as follows:

	December 31, 2015	December 31, 2014
Current loans receivable	$150.0	$116.1
Current fees receivable	4.5	3.4
Delinquent loans and fees receivable	25.6	22.1
Loans and fees receivable, gross	$180.1	$141.6

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable. We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due. We charge off our Credit and Other Investments and Auto Finance segment receivables when they become contractually more than 180 days past due or 120 days past due for the point-of-sale finance and direct-to-consumer installment loan product. For our rent-to-own products, we charge off receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of December 31, 2015 and December 31, 2014 is as follows:

Balance at December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$6.9	$4.4	$11.5
60-89 days past due	0.1	2.2	3.1	5.4
90 or more days past due	0.4	1.8	6.5	8.7
Delinquent loans and fees receivable, gross	0.7	10.9	14.0	25.6
Current loans and fees receivable, gross	4.5	65.1	84.9	154.5
Total loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Balance at December 31, 2014	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.4	$6.3	$2.8	$9.5
60-89 days past due	0.4	2.1	2.2	4.7
90 or more days past due	1.6	1.7	4.6	7.9
Delinquent loans and fees receivable, gross	2.4	10.1	9.6	22.1
Current loans and fees receivable, gross	4.3	60.6	54.6	119.5
Total loans and fees receivable, gross	$6.7	$70.7	$64.2	$141.6
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.6	$—	$1.6

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

Rental Merchandise, Net of Depreciation

Our rental merchandise includes consumer electronics, furniture, jewelry and other consumer goods that we initially record on our consolidated balance sheets at our cost. After our initial recording of the rental merchandise at cost, we reduce its carrying value for depreciation thereof. We typically depreciate our rental merchandise over contract rental periods, generally 12 months (monthly agreements) or 26 periods (bi-weekly agreements) under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers' use of the rental merchandise. Currently, we do not maintain any levels of rental merchandise beyond what actually has been rented to our customers under our contracts with them.  We include a "Rental revenue" line item within our table below detailing our fees and related income on earning assets category on our consolidated statements of operations. Depreciation associated with our rental merchandise totaled $38.6 million and $63.1 million for the twelve months ended December 31, 2015 and 2014, respectively.

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

We periodically review our property to determine if it is impaired. Accordingly we impaired $2.7 million of software costs associated with software development in 2014 as planned uses for this software were discontinued. We incurred no such impairment costs in 2015.

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

We use the equity method for our 66.7% investment in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. We account for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which do not allow us to control this investee. We also used the equity method to account for our March 2011 investment to acquire a 50.0% interest in a joint venture with an unrelated third party that purchased the outstanding notes issued out of the structured financing trust underlying our non-U.S. acquired credit card receivables (the “Non-U.S. Acquired Portfolio”) until December 2014 at which point the entity was consolidated. The entity was consolidated as a result of our distribution of certain assets to an unrelated third-party partner in that entity for their interest (the only outstanding minority interest). As such, as of December 31, 2015 and December 31, 2014 only one equity-method investee remained.

We evaluate our investments in the equity-method investee for impairment each quarter by comparing the carrying amount of the investment to its fair value. Because no active market exists for the investee's limited liability company membership interest, we evaluate our investments for impairment based on our evaluation of the fair value of the equity-method investee’s net assets relative to its carrying value. If we ever were to determine that the carrying value of our investment in the equity-method investee was greater than its fair value, we would write the investment down to its fair value.

Deposits

Deposits include various amounts required to be maintained with our landlords, third-party issuing and other banking relationships and retail electronic payment network providers associated with our credit card receivables in the U.K.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) fees associated with our credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer activities, and our credit card receivables; (2) changes in the fair value of loans and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; (4) revenues associated with rent payments on rental merchandise; and (5) (losses) gains associated with our investments in securities.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	Twelve months ended December 31,
	2015	2014
Fees on credit products	$6,907	$18,662
Changes in fair value of loans and fees receivable recorded at fair value	6,265	14,460
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,262	(7,418)
Rental revenue	36,032	58,457
Other	2,716	4,669
Total fees and related income on earning assets	$53,182	$88,830

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

Marketing and Solicitation Expenses

We expense product solicitation costs, including printing, credit bureaus, list processing, telemarketing, postage and Internet marketing fees, as we incur these costs or expend resources.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-07, Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively, as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the cost of acquiring the additional interest in the investee should be combined with the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting. No retroactive adjustment of the investment is required. The ASU also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The ASU is effective for us January 1, 2017. The impact of adoption of this authoritative guidance is not expected to result in a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases, changing certain aspects of current lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We have not yet determined the potential effects of adopting ASU 2016-02 on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. In August 2015, the FASB delayed the effective date by one year and the guidance will now be effective for annual and interim periods beginning January 1, 2018 and early adoption is permitted. We do not plan to early adopt the guidance. We have not yet determined the potential effects of the adoption of ASU 2014-09 on our consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after December 31, 2015, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than disclosure related to the completion of a review by U.K. taxing authorities of valued-added tax (“VAT”) filings made by one of our U.K. subsidiaries as noted in Note 11 "Commitments and Contingencies."

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both December 31, 2015 and December 31, 2014, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our 2015 and 2014 revenues were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Twelve months ended December 31, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$42,140	$27,690	$69,830
Other	87	—	87
Total interest income	42,227	27,690	69,917
Interest expense	(17,130)	(1,200)	(18,330)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$25,097	$26,490	$51,587
Fees and related income on earning assets	$50,817	$2,365	$53,182
Servicing income	$4,136	$868	$5,004
Gain on repurchase of convertible senior notes	$—	$—	$—
Depreciation of rental merchandise	$(38,565)	$—	$(38,565)
Equity in income of equity-method investees	$2,780	$—	$2,780
(Loss) income before income taxes	$(4,689)	$8,224	$3,535
Income tax benefit (expense)	$500	$(2,329)	$(1,829)
Total assets	$211,227	$69,502	$280,729

Twelve months ended December 31, 2014	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$49,091	$24,239	$73,330
Other	346	—	346
Total interest income	49,437	24,239	73,676
Interest expense	(22,762)	(1,290)	(24,052)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$26,675	$22,949	$49,624
Fees and related income on earning assets	$88,555	$275	$88,830
Servicing income	$4,246	$664	$4,910
Gain on repurchase of convertible senior notes	$12,068	$—	$12,068
Depreciation of rental merchandise	$(63,148)	$—	$(63,148)
Equity in income of equity-method investees	$6,983	$—	$6,983
(Loss) income before income taxes	$(32,107)	$4,802	$(27,305)
Income tax benefit (expense)	$36,062	$(1,430)	$34,632
Total assets	$203,300	$65,055	$268,355

4.	Shareholders' Equity

Retired Shares

During the years ended December 31, 2015 and 2014, we repurchased and contemporaneously retired 86,598 and 133,799 shares of our common stock at an aggregate cost of $259,000 and $257,000, respectively, pursuant to open market purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at December 31, 2015 and December 31, 2014, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investments in Equity-Method Investees

Our equity-method investment outstanding at December 31, 2015 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. Our 50.0% interest in a joint venture, which was formed to purchase the outstanding notes issued out of the structured financing trust underlying our Non-U.S. Acquired Portfolio, was consolidated as of December 31, 2014. This was a result of our distribution of certain assets to an unrelated third-party partner in that entity for its interest. Accordingly, as of December 31, 2015 and December 31, 2014 only one equity-method investee was included in our financial statements. The results of operations associated with the joint venture prior to consolidation are included in the tables below.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of
	December 31, 2015	December 31, 2014
Loans and fees receivable pledged as collateral under structured financings, at fair value	$14,470	$22,571
Total assets	$15,237	$23,831
Total liabilities	$54	$82
Members’ capital	$15,183	$23,749

	Twelve months ended December 31,
	2015	2014
Net interest income, fees and related income on earning assets	$4,200	$12,168
Total other operating income	$—	$117
Net income	$3,447	$11,006
Net income attributable to our equity investment in investee	$2,780	$6,983

The above tables include the economics associated with our aforementioned 50.0% interest in the joint venture that purchased in March 2011 the outstanding notes issued out of our Non-U.S. Acquired Portfolio structured financing trust prior to its consolidation in December 2014.  Separate financial data for this entity prior to its consolidation are as follows:

As of
December 31, 2014
Investments in non-marketable debt securities, at fair value	$—
Total assets	$—
Total liabilities	$—
Members’ capital	$—

Twelve Months Ended December 31, 2014
Net interest income, fees and related income on earning assets	$6,603
Net income	$6,558
Net income attributable to our equity investment in investee	$3,279

6.	Fair Values of Assets and Liabilities

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2015 and December 31, 2014 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2015 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$161,199	$141,949
Loans and fees receivable, at fair value	$—	$—	$6,353	$6,353
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$20,353	$20,353

Assets – As of December 31, 2014 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$111,010	$101,753
Loans and fees receivable, net for which it is not practicable to estimate fair value (2)	$—	$—	$—	$4,144
Loans and fees receivable, at fair value	$—	$—	$18,255	$18,255
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$34,905	$34,905

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

(2)
We do not provide fair value for this portion of our loans and fees receivable, net because it is not practicable to do so.  These loans and fees receivable consist of a variety of receivables that are largely start-up in nature and for which we have neither sufficient history nor a comparable peer group from which we can calculate fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our loans and fees receivable included in the above tables, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the twelve months ended December 31, 2015 and December 31, 2014:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2015	$18,255	$34,905	$53,160
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	2,493	2,493
Net revaluations of loans and fees receivable, at fair value	3,772	—	3,772
Settlements, net	(15,395)	(17,045)	(32,440)
Impact of foreign currency translation	(279)	—	(279)
Net transfers between categories	—	—	—
Net transfers in and/or out of Level 3	—	—	—
Balance at December 31, 2015	$6,353	$20,353	$26,706
Balance at January 1, 2014	$12,080	$88,132	$100,212
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	11,991	11,991
Net revaluations of loans and fees receivable, at fair value	2,469	—	2,469
Settlements, net	(7,524)	(52,748)	(60,272)
Impact of foreign currency translation	—	(1,240)	(1,240)
Net transfers between categories	11,230	(11,230)	—
Net transfers in and/or out of Level 3	—	—	—
Balance at December 31, 2014	$18,255	$34,905	$53,160

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$6,353	Discounted cash flows	Gross yield	15.8% to 22.7% (20.0%)
			Principal payment rate	2.1% to 3.0% (2.7%)
			Expected credit loss rate	12.9% to 22.7% (16.7%)
			Servicing rate	8.4% to 12.5% (10.9%)
			Discount rate	16.0% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$20,353	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Servicing rate	12.9%
			Discount rate	16%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$18,255	Discounted cash flows	Gross yield	17.9% to 25.6% (21.0%)
			Principal payment rate	1.5% to 3.6% (2.3%)
			Expected credit loss rate	7.4% to 13.7% (9.9%)
			Servicing rate	7.4% to 15.1% (10.5%)
			Discount rate	15.9% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$34,905	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Servicing rate	11.0%
			Discount rate	15.9%

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions. As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2015 and December 31, 2014 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$28,900	$28,900
Amortizing debt facilities	$—	$—	$61,100	$61,100
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$42,734	$—	$64,783
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$42	$42
Notes payable associated with structured financings, at fair value	$—	$—	$20,970	$20,970

Liabilities - As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$28,500	$28,500
ACC amortizing debt facility	$—	$—	$125	$125
Amortizing debt facilities	$—	$—	$42,200	$42,200
Revolving credit facility	$—	$—	$4,000	$4,000
U.K. credit card receivables revolving credit facility	$—	$—	$3,924	$3,924
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$37,662	$—	$64,302
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$119	$119
Notes payable associated with structured financings, at fair value	$—	$—	$36,511	$36,511

For our material notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.  Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our 5.875% convertible senior notes due 2035 (“5.875% convertible senior notes”), we assess fair value based upon the most recent trade data available from third-party providers.  Additionally, through an agreement with our now-divested Investments in Previously Charged-Off Receivables segment, we are obligated to remit net cash flows associated with certain balance transfer card receivables that we retained subsequent to the sale of the entity.  We assess the fair value of this obligation based on the present value of future cash flows using a valuation model of expected cash flows related to these specific receivables.  We have seen no data that would suggest that the fair value of our other Credit and Other Investments segment debt is materially different from its carrying amount. See Note 9, “Notes Payable,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the twelve months ended December 31, 2015 and 2014.

	Notes Payable Associated with Structured Financings, at Fair Value
	2015	2014
Beginning balance, January 1	$36,511	$94,523
Transfers in due to consolidation of equity-method investees	—	(13,288)
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,262)	7,418
Repayments on outstanding notes payable, net	(14,279)	(50,815)
Impact of foreign currency translation	—	(1,327)
Ending balance, December 31	$20,970	$36,511

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement for the years ended December 31, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$20,970	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Discount rate	16.0%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2014 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$36,511	Discounted cash flows	Gross yield	27.2%
			Principal payment rate	2.7%
			Expected credit loss rate	13.5%
			Discount rate	15.9%

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2015 and December 31, 2014 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2015	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$8,560	$25,837
Aggregate fair value of loans and fees receivable that are reported at fair value	$6,353	$20,353
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$12	$31
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$374	$889

As of December 31, 2014	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$22,785	$41,449
Aggregate fair value of loans and fees receivable that are reported at fair value	$18,255	$34,905
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$93	$39
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$647	$1,695

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2015	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2014
Aggregate unpaid principal balance of notes payable	$106,956	$121,236
Aggregate fair value of notes payable	$20,970	$36,511

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2015	2014
Software	$10,665	$67,974
Furniture and fixtures	6,037	7,250
Data processing and telephone equipment	11,064	39,340
Leasehold improvements	10,649	28,061
Total cost	38,415	142,625
Less accumulated depreciation	(32,729)	(135,589)
Property, net	$5,686	$7,036

As of December 31, 2015, the weighted-average remaining depreciable life of our depreciable property was 4.9 years. Depreciation expense totaled $2.2 million and $5.9 million for the years ended December 31, 2015 and 2014, respectively.

8.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense for continuing operations associated with these operating leases was $2.9 million in 2015 and $3.2 million in 2014. During the fourth quarter of 2006, we entered into a 15-year lease in Atlanta, Georgia for 335,372 square feet (net of space which was surrendered to the landlord through our exercise of a termination option), 255,110 square feet of which we have subleased, and the remainder of which houses our corporate offices.  In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2015, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2016	$7,902	$(6,499)	$1,403
2017	8,251	(6,684)	1,567
2018	9,369	(6,654)	2,715
2019	9,319	(6,671)	2,648
2020	9,468	(6,858)	2,610
Thereafter	13,704	(10,044)	3,660
Total	$58,013	$(43,410)	$14,603

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2015, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of December 31, 2015 and December 31, 2014, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of December 31, 2015, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2015 and December 31, 2014.

	Carrying Amounts at Fair Value as of
	December 31, 2015	December 31, 2014
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2021), outstanding face amount of $107.0 million bearing interest at a weighted average 5.6% interest rate (4.9% as of December 31, 2014), which is secured by credit card receivables and restricted cash aggregating $21.0 million ($36.5 million as of December 31, 2014) in carrying amount	$21.0	$36.5

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $21.0 million in fair value of the structured financing note in the above table is $21.0 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at December 31, 2015.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of December 31, 2015 and December 31, 2014 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2015	December 31, 2014
Revolving credit facilities at a weighted average rate equal to 3.7% (3.7% at December 31, 2014) secured by the financial and operating assets of CAR and another of our borrowing subsidiaries with a combined aggregate carrying amount of $69.4 million ($75.4 million at December 31, 2014)

Revolving credit facility (expiring October 4, 2017) (1) (2)	$28.9	$28.5
Revolving credit facility (expired May 17, 2015) (2)	—	4.0
Amortizing facilities at a weighted average rate equal to 5.3% (5.4% at December 31, 2014) secured by certain receivables, rental streams and restricted cash with a combined aggregate carrying amount of $69.6 million ($42.2 million as of December 31, 2014)

Amortizing debt facility (expired July 15, 2015) (3)	—	0.5
Amortizing debt facility (expiring May 14, 2016) (3) (4)	23.0	7.8
Amortizing debt facility (expiring August 21, 2016) (3) (4)	9.2	30.0
Amortizing debt facility (expiring August 1, 2016) (3) (4)	4.0	3.9
Amortizing debt facility (expiring October 29, 2017) (3) (4)	24.9	—
Other facilities
Senior secured term loan to related parties (expiring November 22, 2016) that is secured by certain assets of the Company with an annual rate equal to 9.0% (5)	20.0	20.0
Amortizing debt facility (repaid in March 2015)	—	0.1
Revolving credit facility (repaid in October 2015)	—	3.9
Total notes payable outstanding	$110.0	$98.7

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

(4)	These notes reflect modifications during the period to either extend the maturity date, increase the loaned amount or both.

(5)	See below for additional information regarding this note.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of $20.0 million. In November 2015, the agreement was amended to extend the maturity date of the term loan to November 22, 2016. All other terms remained unchanged.

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 22, 2016 (as amended). Future loans under the agreement can be used for additional repurchases of our outstanding notes and other purposes approved by Dove. The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	December 31, 2015	December 31, 2014
Face amount of 3.625% convertible senior notes	$—	$450
Face amount of 5.875% convertible senior notes	93,280	93,280
Discount	(28,497)	(28,978)
Net carrying value	$64,783	$64,752
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $93.3 million of outstanding 5.875% convertible senior notes as of December 31, 2015 (as referenced in the table above) are convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation. Beginning with the six-month period commencing on January 30, 2009, we could pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the offering of the 5.875% convertible senior notes, we entered into a 30 year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock that we exclude from all earnings per share computations and for which we received a fee of $0.001 per loaned share upon consummation of the agreement . The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the 30-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($4.7 million based on the 1,459,233 of shares remaining outstanding under the share lending arrangement as of December 31, 2015).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

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

Accounting for Convertible Senior Notes

Because our convertible senior notes are Instrument C convertible notes, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and additional paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to additional paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., additional paid-in capital).  We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability (and which ended May 2012 for our 3.625% convertible senior notes).  Amortization for the years ended December 31, 2015 and 2014 totaled $0.5 million and $0.6 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $5.5 million and $8.0 million for the years ended December 31, 2015 and 2014, respectively.  We will amortize the discount remaining at December 31, 2015 into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the 5.875% convertible senior notes was 9.2% for all periods presented.

11.	Commitments and Contingencies

General

Under our point-of-sale and direct-to-consumer finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $99.1 million at December 31, 2015. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2015, CAR had unfunded outstanding floor-plan financing commitments totaling $9.7 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $7.2 million remains pledged to support various ongoing contractual obligations.  In addition, in connection with our Non-U.S. Acquired Portfolio acquisition, Atlanticus Services Corporation guarantees certain obligations of its subsidiaries and its third-party originating financial institution to one of the European payment systems ($0.2 million as of December 31, 2015). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2015, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2022 and April 2017, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($1.3 million and $2.2 million as of December 31, 2015, respectively).

At December 31, 2015, we had an accrued liability of £3.4 million ($5.0 million) within our consolidated financial statements associated with a then-ongoing review by U.K. taxing authorities (HM Revenue and Customs or “HMRC”) of VAT filings made by one of our U.K. subsidiaries. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would be refunding VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. As of the date of this Report, we have received substantially all of such refunds, and we will be reversing in the first quarter of 2016 the £3.4 million ($5.0 million) of VAT review-related liabilities that we accrued on our December 31, 2015 consolidated balance sheet.

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

The current and deferred portions (in thousands) of federal, foreign and state income tax benefit or expense, as the case may be, are as follows:

	For the Year Ended December 31,
	2015	2014
Federal income tax benefit (expense):
Current tax benefit (expense)	$3,421	$1,231
Deferred tax benefit (expense)	(3,824)	33,222
Total federal income tax benefit (expense)	$(403)	$34,453
Foreign income tax benefit (expense):
Current tax expense	$(53)	$(87)
Deferred tax benefit (expense)	(1,775)	977
Total foreign income tax benefit (expense)	$(1,828)	$890
State and other income tax benefit (expense):
Current tax benefit (expense)	$28	$(203)
Deferred tax benefit (expense)	374	(508)
Total state and other income tax benefit (expense)	$402	$(711)
Total income tax benefit (expense)	$(1,829)	$34,632

We experienced an effective income tax expense rate of 51.7% for the year ended December 31, 2015 compared to an effective income tax benefit rate of 126.8% for the year ended December 31, 2014.  Our effective income tax expense rate for the year ended December 31, 2015 reflects in part, the establishment of a valuation allowance against our U.K.-related deferred tax assets. Our effective income tax benefit rate for the year ended December 31, 2014 resulted principally from (1) changes in valuation allowances against income statement-oriented federal, foreign and state deferred tax assets with the most significant benefits related to the complete release of all federal tax-related valuation allowances and (2) the reversal of excess prior year interest accruals on our then-accrued prior year liabilities for uncertain tax positions, such reversal of excess interest accruals resulting from a favorable settlement (relative to accrued prior year liabilities for uncertain tax positions) reached with the Internal Revenue Service (“IRS”) in December 2014 and the favorable resolution of accrued prior year liabilities for uncertain state tax positions.

We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or our unpaid tax liabilities in a manner favorable to our accruals therefor. Considering both the aforementioned accruals and reversals, we experienced net charges for interest and penalties of $0.3 million in 2015. During the year ended December 31, 2014, the effect of interest and penalties on our income tax benefit was a $8.9 million net increase in our income tax benefit (representing the net of the release of $11.2 million of prior year interest and penalty accruals associated with then-uncertain tax liabilities, $0.3 million of new accruals in 2014 associated with uncertain tax liabilities in 2014, and $2.0 million of accrued interest and penalties related to unpaid tax liabilities).

As referenced above, in December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. The original agreed federal income tax assessment of $9.1 million from the settlement (which excluded interest), now stands at $7.3 million after the effects of (1) the IRS’s application of a $1.0 million overpayment from our 2014 federal income tax return against the assessed balance and (2) a $0.8 million offsetting claim that we made on an amended return in 2015 as permitted under the terms of the settlement and that was approved by the IRS also in 2015. Also as permitted under the settlement, we recently made additional claims on amended returns — claims which, if accepted, would eliminate all of the remaining $7.3 million outstanding assessment and result in a $0.6 million refund to us. The expected effect of our amended return filings is two-fold. First, it is our belief that the IRS will not pursue collections of the amounts for which we have asserted offsetting claims (i.e., all of the remaining $7.3 million assessment) until the final disposition of our amended return filings. Second, should the IRS accept some or all of the additional claims we have made, we would experience reversals of interest and penalty accruals we are currently making associated with the unpaid tax assessment; these accruals totaled $2.8 million as of December 31, 2015. Currently, the IRS is examining our additional amended return claims.

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

The following table reconciles our effective tax expense rate for 2015 and our effective tax benefit rate for 2014 to the federal statutory rate:

	For the Year Ended December 31,
	2015	2014
Statutory (tax) benefit rate	(35.0)%	35.0%
(Increase) decrease in statutory tax rate and increase (decrease) in statutory tax benefit rate resulting from:
Changes in valuation allowances	(46.8)	59.3
Interest and penalties related to uncertain tax positions	21.2	37.3
Foreign income taxes	(1.5)	(3.3)
Permanent and other differences	3.1	0.2
State and other income taxes, net	7.3	(1.7)
Effective (tax) benefit rate	(51.7)%	126.8%

As of December 31, 2015 and December 31, 2014, the significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2015	2014
Deferred tax assets:
Software development costs/fixed assets	$345	$3,089
Goodwill and intangible assets	3,455	5,824
Provision for loan loss	16,107	18,892
Equity-based compensation	287	452
Other	1,537	2,190
Accruals for state taxes and interest associated with unrecognized tax benefits	610	1,092
Federal net operating loss carry-forward	75,687	84,909
Federal credit carry-forward	2,381	4,428
Foreign net operating loss carry-forward	637	689
State tax benefits	36,384	35,617
Deferred tax assets, gross	$137,430	$157,182
Valuation allowances	(35,971)	(34,224)
Deferred tax assets net of valuation allowance	$101,459	$122,958
Deferred tax liabilities:
Prepaid expenses	$(256)	$(317)
Equity in income of equity-method investees	(1,347)	(1,152)
Mark-to-market	(11)	(278)
Credit card fair value election differences	(44,746)	(43,438)
Deferred costs	(681)	(535)
Interest on debentures	(17,569)	(15,417)
Convertible senior notes	(10,585)	(10,867)
Cancellation of indebtedness income	(36,793)	(56,162)
Deferred tax liabilities, gross	$(111,988)	$(128,166)
Deferred tax liabilities, net	$(10,529)	$(5,208)

Certain of our deferred tax assets relate to federal, foreign and state net operating losses as noted in the above table, and we have no other net operating losses or credit carry-forwards other than those noted herein. We have recorded a deferred tax asset of $75.7 million reflecting the benefit of loss carryforwards, which expire in varying amounts between 2019 and 2033. Our $36.0 million of deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits, principally net operating losses and credits from operations in various states and foreign jurisdictions (including U.S. territories), and it is more likely than not that these recorded tax benefits will not be utilized to reduce future state and foreign tax liabilities in these jurisdictions.

We conduct business globally, and as a result, our subsidiaries file federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. territories. With a few exceptions of a non-material nature, and with the exception of our 2008 tax-settlement-related claims discussed previously, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2012.

Reconciliation (in thousands) of unrecognized tax benefits from the beginning to the end of 2015 and 2014 is as follows:

	2015	2014
Balance at January 1,	$(5,245)	$(54,775)
Reductions based on tax positions related to prior years	2,658	2,108
Additions based on tax positions related to prior years	(160)	(90)
Additions based on tax positions related to the current year	(70)	(16)
Interest and penalties accrued	(197)	(348)
Settlement	1,216	47,876
Balance at December 31,	$(1,798)	$(5,245)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $1.8 million and $5.2 million at December 31, 2015 and 2014, respectively.

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

13.	Net Income Attributable to Controlling Interests Per Common Share

We compute net income attributable to controlling interests per common share by dividing net income attributable to controlling interests by the weighted-average common shares (including participating securities) outstanding during the period, as discussed below.  Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per common share computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our results of operations.  In performing our net income attributable to controlling interests per common share computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations.  Common stock and certain unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net income per common share (in thousands, except per share data):

	For the Twelve Months Ended December 31,
	2015	2014
Numerator:
Net income attributable to controlling interests	$1,713	$7,177
Denominator:
Basic (including unvested share-based payment awards) (1)	13,906	13,983
Effect of dilutive stock compensation arrangements (2)	55	1
Diluted (including unvested share-based payment awards) (1)	13,961	13,984
Net income attributable to controlling interests per common share—basic	$0.12	$0.51
Net income attributable to controlling interests per common share—diluted	$0.12	$0.51

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts are 385,193 for the year ended December 31, 2015, compared to 517,676 shares for the year ended December 31, 2014.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the year ended December 31, 2015 and 2014, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations under our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.8 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

14.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the 2014 Equity Incentive Plan (the “2014 Plan”).  As of December 31, 2015, 37,100 shares remained available for issuance under the ESPP and 507,600 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $31,000 in income tax-related charges to additional paid-in capital during the year ended December 31, 2015 with $971,000 in such charges for the year ended December 31, 2014.

Restricted Stock and Restricted Stock Unit Awards

During the twelve months ended December 31, 2015 and 2014, we granted 106,334 and 61,868 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.3 million and $0.2 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock vests over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2015, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.2 million with a weighted-average remaining amortization period of 1.0 year.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options could range from 0 to 5 years.  We had expense of $247 thousand and $424 thousand related to stock option-related compensation costs during the twelve months ended December 31, 2015 and 2014, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	December 31, 2015
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	450,000	$2.52
Issued	112,500	$3.91
Exercised	(3,334)	$2.27
Cancelled/Forfeited	(7,500)	$2.27
Outstanding at December 31, 2015	551,666	$2.80	3.5	$297,974
Exercisable at December 31, 2015	204,172	$2.54	3.2	$134,380

We had $0.2 million and $0.2 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2015 and 2014, respectively.

15.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3% of their salaries under our Group Personal Pension Plan and to U.S. employees who participate in our 401(k) plan. We made matching contributions under our U.S. and U.K. plans of $317,300 and $327,588 in 2015 and 2014, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP to which we referred above. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $15,305 to purchase 5,763 shares of common stock in 2015 and $17,877 to purchase 8,746 shares of common stock in 2014 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $17,948 and $18,866 in 2015 and 2014, respectively.

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

In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $25,588 and $25,082 for 2015 and 2014, respectively. The aggregate amount of payments required under the sublease from January 1, 2016 to the expiration of the sublease in May 2022 is $176,820.

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the twelve months ended December 31, 2015 and December 31, 2014, we received $200,234 and $202,169, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of $20.0 million. In November 2015, the agreement was amended to extend the maturity date of the term loan to November 22, 2016. All other terms remained unchanged.

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 22, 2016 (as amended). Future loans under the agreement can be used for additional repurchases of our outstanding notes and other purposes approved by Dove. The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty.

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