Form 10-Q
period 2016-03-31
Atlanticus Holdings Corp
filed 2016-05-12
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2016

of
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

As of May 6, 2016, 13,797,058 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2016	December 31, 2015
Assets
Unrestricted cash and cash equivalents	$48,855	$51,033
Restricted cash and cash equivalents	18,180	20,547
Loans and fees receivable:
Loans and fees receivable, net (of $17,649 and $16,721 in deferred revenue and $19,919 and $21,474 in allowances for uncollectible loans and fees receivable at March 31, 2016 and December 31, 2015, respectively)	151,661	141,949
Loans and fees receivable, at fair value	6,275	6,353
Loans and fees receivable pledged as collateral under structured financings, at fair value	17,461	20,353
Rental merchandise, net of depreciation	1,832	4,666
Property at cost, net of depreciation	4,948	5,686
Investment in equity-method investee	9,525	10,123
Deposits	620	825
Prepaid expenses and other assets	19,958	19,194
Total assets	$279,315	$280,729
Liabilities
Accounts payable and accrued expenses	$57,621	$51,722
Notes payable, at face value	80,834	90,000
Notes payable to related parties	20,000	20,000
Notes payable associated with structured financings, at fair value	18,069	20,970
Convertible senior notes	64,910	64,783
Income tax liability	22,276	22,303
Total liabilities	263,710	269,778
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,331,727 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at March 31, 2016; and 15,332,041 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2015	—	—
Additional paid-in capital	210,881	211,083
Accumulated other comprehensive loss	(300)	(600)
Retained deficit	(194,971)	(199,524)
Total shareholders’ equity	15,610	10,959
Noncontrolling interests	(5)	(8)
Total equity	15,605	10,951
Total liabilities and equity	$279,315	$280,729

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Interest income:
Consumer loans, including past due fees	$18,148	$17,443
Other	92	32
Total interest income	18,240	17,475
Interest expense	(4,644)	(4,557)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	13,596	12,918
Fees and related income on earning assets	7,887	13,219
Net recovery of charge off of loans and fees receivable recorded at fair value	4,911	10,372
Provision for losses on loans and fees receivable recorded at net realizable value	(4,731)	(3,168)
Net interest income, fees and related income on earning assets	21,663	33,341
Other operating income:
Servicing income	1,447	1,560
Other income	70	267
Equity in income of equity-method investee	1,002	1,075
Total other operating income	2,519	2,902
Other operating expense:
Salaries and benefits	5,732	4,120
Card and loan servicing	8,988	10,271
Marketing and solicitation	855	486
Depreciation, primarily related to rental merchandise	4,156	12,846
Other	(299)	7,172
Total other operating expense	19,432	34,895
Income before income taxes	4,750	1,348
Income tax (expense) benefit	(198)	618
Net income	4,552	1,966
Net loss attributable to noncontrolling interests	1	1
Net income attributable to controlling interests	$4,553	$1,967
Net income attributable to controlling interests per common share—basic	$0.33	$0.14
Net income attributable to controlling interests per common share—diluted	$0.33	$0.14

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income	$4,552	$1,966
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(443)
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	300	1,535
Income tax (expense) benefit related to other comprehensive income (loss)	—	(319)
Comprehensive income	4,852	2,739
Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive income attributable to controlling interests	$4,853	$2,740

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Three Months Ended March 31, 2016 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	15,332,041	$—	$211,083	$(600)	$(199,524)	$(8)	$10,951
Compensatory stock issuances, net of forfeitures	122,667	—	—	—	—	—	—
Contributions from owners of noncontrolling interests	—	—	—	—	—	4	4
Amortization of deferred stock-based compensation costs	—	—	206	—	—	—	206
Redemption and retirement of shares	(122,981)	—	(371)	—	—	—	(371)
Tax effects of stock-based compensation plans	—	—	(37)	—	—	—	(37)
Other comprehensive income	—	—	—	300	4,553	(1)	4,852
Balance at March 31, 2016	15,331,727	$—	$210,881	$(300)	$(194,971)	$(5)	$15,605

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$4,552	$1,966
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of rental merchandise	3,379	12,253
Depreciation, amortization and accretion, net	777	529
Losses upon charge off of loans and fees receivable recorded at fair value	1,682	1,739
Provision for losses on loans and fees receivable	4,731	3,168
Interest expense from accretion of discount on convertible senior notes	127	116
Income from accretion of discount associated with receivables purchases	(9,610)	(9,375)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(3,063)	(869)
Income from equity-method investments	(1,002)	(1,075)
Changes in assets and liabilities:
Decrease (increase) in uncollected fees on earning assets	76	(16)
Decrease in income tax liability	(64)	(674)
Decrease in deposits	205	563
Increase (decrease) in accounts payable and accrued expenses	6,403	(3,344)
Additions to rental merchandise	(546)	(8,433)
Other	1,123	(5,720)
Net cash provided by (used in) operating activities	8,770	(9,172)
Investing activities
Decrease in restricted cash	2,352	5,033
Proceeds from equity-method investee	1,600	2,471
Investments in earning assets	(77,041)	(60,586)
Proceeds from earning assets	73,704	72,745
Purchases and development of property, net of disposals	(40)	(359)
Net cash provided by investing activities	575	19,304
Financing activities
Noncontrolling interests contributions (distributions), net	4	(2)
Purchase and retirement of outstanding stock	(371)	(54)
Proceeds from borrowings	26,345	23,132
Repayment of borrowings	(37,249)	(40,974)
Net cash used in financing activities	(11,271)	(17,898)
Effect of exchange rate changes on cash	(252)	(764)
Net decrease in unrestricted cash	(2,178)	(8,530)
Unrestricted cash and cash equivalents at beginning of period	51,033	39,925
Unrestricted cash and cash equivalents at end of period	$48,855	$31,395
Supplemental cash flow information
Cash paid for interest	$5,894	$5,909
Net cash income tax payments	$262	$62
Supplemental non-cash information
Issuance of stock options and restricted stock	$1,549	$234

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

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

Within our Credit and Other Investments segment, we originate consumer loans through multiple channels, including retail point-of-sale, direct solicitation and most recently through testing of domestic credit card originations through third-party financial institutions. These products are all offered through our Fortiva brand. In our Fortiva Retail Credit (our "point-of-sale" operations) channel, we partner with retailers and service providers in various industries across the United States ("U.S.") to provide credit to their customers for the purchase of goods and services. These services are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second look" credit service in various industries across the U.S. Additionally, we are able to market our general purpose Fortiva Personal Loans and Fortiva Credit Cards (collectively, our "direct-to-consumer" operations) directly to consumers through additional channels enabling us to reach consumers through a diverse origination platform which includes direct mail, Internet-based marketing and through partnerships.
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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation as of March 31, 2016. Some of these investees have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no pending liquidity events, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

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

Components of our loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2015	Additions	Subtractions	Balance at March 31, 2016
Loans and fees receivable, gross	$180.1	$91.8	$(82.7)	$189.2
Deferred revenue	(16.7)	(10.5)	9.6	(17.6)
Allowance for uncollectible loans and fees receivable	(21.5)	(4.7)	6.3	(19.9)
Loans and fees receivable, net	$141.9	$76.6	$(66.8)	$151.7

	Balance at December 31, 2014	Additions	Subtractions	Balance at March 31, 2015
Loans and fees receivable, gross	$141.6	$76.3	$(77.7)	$140.2
Deferred revenue	(15.7)	(10.5)	9.4	(16.8)
Allowance for uncollectible loans and fees receivable	(20.0)	(3.2)	7.6	(15.6)
Loans and fees receivable, net	$105.9	$62.6	$(60.7)	$107.8

As of March 31, 2016 and March 31, 2015, the weighted average remaining accretion period for the $17.6 million and $16.8 million, respectively, of deferred revenue reflected in the above tables was 11 months for both periods presented.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)
Provision for loan losses	0.2	(0.6)	(4.3)	(4.7)
Charge offs	0.4	0.8	6.6	7.8
Recoveries	(0.7)	(0.3)	(0.5)	(1.5)
Balance at end of period	$(1.3)	$(1.8)	$(16.8)	$(19.9)

As of March 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(0.8)	$(0.9)
Balance at end of period collectively evaluated for impairment	$(1.3)	$(1.7)	$(16.0)	$(19.0)
Loans and fees receivable:
Loans and fees receivable, gross	$4.5	$76.4	$108.3	$189.2
Loans and fees receivable individually evaluated for impairment	$—	$0.1	$0.9	$1.0
Loans and fees receivable collectively evaluated for impairment	$4.5	$76.3	$107.4	$188.2

For the Three Months Ended March 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Provision for loan losses	(0.5)	(0.2)	(2.5)	(3.2)
Charge offs	1.4	0.5	6.5	8.4
Recoveries	(0.1)	(0.3)	(0.4)	(0.8)
Balance at end of period	$(1.9)	$(1.2)	$(12.5)	$(15.6)

As of December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(1.3)	$(1.4)
Balance at end of period collectively evaluated for impairment	$(1.2)	$(1.6)	$(17.3)	$(20.1)
Loans and fees receivable:
Loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$1.5	$1.7
Loans and fees receivable collectively evaluated for impairment	$5.2	$75.8	$97.4	$178.4

The components (in millions) of loans and fees receivable, gross as of the date of each of our consolidated balance sheets are as follows:

	March 31, 2016	December 31, 2015
Current loans receivable	$164.6	$150.0
Current fees receivable	3.8	4.5
Delinquent loans and fees receivable	20.8	25.6
Loans and fees receivable, gross	$189.2	$180.1

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of March 31, 2016 and December 31, 2015 is as follows:

Balance at March 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$4.6	$3.2	$8.0
60-89 days past due	0.2	1.6	2.5	4.3
90 or more days past due	0.5	1.7	6.3	8.5
Delinquent loans and fees receivable, gross	0.9	7.9	12.0	20.8
Current loans and fees receivable, gross	3.6	68.5	96.3	168.4
Total loans and fees receivable, gross	$4.5	$76.4	$108.3	$189.2
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Balance at December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$6.9	$4.4	$11.5
60-89 days past due	0.1	2.2	3.1	5.4
90 or more days past due	0.4	1.8	6.5	8.7
Delinquent loans and fees receivable, gross	0.7	10.9	14.0	25.6
Current loans and fees receivable, gross	4.5	65.1	84.9	154.5
Total loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Income Taxes

We experienced an effective income tax expense rate of 4.2% for the three months ended March 31, 2016 compared to a negative effective income tax expense rate of 45.8% for the three months ended March 31, 2015.  Our effective income tax expense rate for the three months ended March 31, 2016 differs from the statutory rate principally based on income of our U.K. subsidiary that is not subject to tax in the U.S. and the U.K. tax on which was fully offset by the release of U.K. valuation allowances.  Our negative effective income tax expense rate for the three months ended March 31, 2015 resulted principally from a favorable effective settlement we reached with the Internal Revenue Service (“IRS”) in February 2015 relative to accruals for uncertain tax positions and interest accruals thereon associated with our 2012 income tax return.

                We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or our unpaid tax liabilities in a manner favorable to our accruals therefor. During the three months ended March 31, 2016, our income tax expense includes $0.2 million accrued for income tax-related interest and penalties.  During the three months ended March 31, 2015, there was no effect of income tax-related interest and penalties on our income tax expense.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at March 31, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $2.9 million at March 31, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS, would eliminate the $7.3 million assessment and cause the reversal of the $2.9 million accrual we have made for interest and penalties thereon.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended March 31,
	2016	2015
Fees on credit products	$799	$2,174
Changes in fair value of loans and fees receivable recorded at fair value	1,898	1,231
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,165	(362)
Rental revenue	4,214	10,109
Other	(189)	67
Total fees and related income on earning assets	$7,887	$13,219

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

In April 2015, the FASB issued updated authoritative guidance related to debt issuance costs. The amendment modifies the presentation of unamortized debt issuance costs to present such amounts as a direct deduction from the face amount of the debt, similar to unamortized debt discounts and premiums, rather than as an asset. Amortization of the debt issuance costs continues to be reported as interest expense. The guidance was effective for us beginning January 1, 2016. The impact of adoption of this authoritative guidance did not result in a material impact on our consolidated financial statements.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after March 31, 2016, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both March 31, 2016 and December 31, 2015, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our first quarter 2016 and 2015 revenues were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended March 31, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$11,185	$6,963	$18,148
Other	92	—	92
Total interest income	11,277	6,963	18,240
Interest expense	(4,337)	(307)	(4,644)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$6,940	$6,656	$13,596
Fees and related income on earning assets	$7,829	$58	$7,887
Servicing income	$1,192	$255	$1,447
Depreciation of rental merchandise	$(3,379)	$—	$(3,379)
Equity in income of equity-method investee	$1,002	$—	$1,002
Income before income taxes	$3,326	$1,424	$4,750
Income tax benefit (expense)	$317	$(515)	$(198)
Total assets	$210,211	$69,104	$279,315

Three months ended March 31, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$10,720	$6,723	$17,443
Other	32	—	32
Total interest income	10,752	6,723	17,475
Interest expense	(4,251)	(306)	(4,557)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$6,501	$6,417	$12,918
Fees and related income on earning assets	$13,073	$146	$13,219
Servicing income	$1,359	$201	$1,560
Depreciation of rental merchandise	$(12,253)	$—	$(12,253)
Equity in income of equity-method investee	$1,075	$—	$1,075
(Loss) income before income taxes	$(579)	$1,927	$1,348
Income tax benefit (expense)	$1,248	$(630)	$618
Total assets	$183,219	$66,550	$249,769

4.	Shareholders' Equity

Retired Shares

During the three months ended March 31, 2016 and 2015, we repurchased and contemporaneously retired 122,981 and 21,807 shares of our common stock at an aggregate cost of $371,000 and $54,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at March 31, 2016 and December 31, 2015, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at March 31, 2016 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investee:

	As of
	March 31, 2016	December 31, 2015
Loans and fees receivable pledged as collateral under structured financings, at fair value	$13,603	$14,470
Total assets	$14,334	$15,237
Total liabilities	$48	$54
Members’ capital	$14,286	$15,183

	Three months ended March 31,
	2016	2015
Net interest income, fees and related income on earning assets	$1,512	$1,617
Net income	$1,360	$1,407
Net income attributable to our equity investment in investee	$1,002	$1,075

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2016 and December 31, 2015 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2016 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$170,430	$151,661
Loans and fees receivable, at fair value	$—	$—	$6,275	$6,275
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$17,461	$17,461

Assets – As of December 31, 2015 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$161,199	$141,949
Loans and fees receivable, at fair value	$—	$—	$6,353	$6,353
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$20,353	$20,353

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2016 and March 31, 2015:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2016	$6,353	$20,353	$26,706
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	316	316
Net revaluations of loans and fees receivable, at fair value	1,582	—	1,582
Settlements, net	(1,595)	(3,208)	(4,803)
Impact of foreign currency translation	(65)	—	(65)
Balance at March 31, 2016	$6,275	$17,461	$23,736
Balance at January 1, 2015	$18,255	$34,905	$53,160
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	1,215	1,215
Net revaluations of loans and fees receivable, at fair value	16	—	16
Settlements, net	(4,675)	(5,377)	(10,052)
Impact of foreign currency translation	(449)	—	(449)
Balance at March 31, 2015	$13,147	$30,743	$43,890

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. Impacts related to foreign currency translation are included as a component of other operating expense on the consolidated statements of operations.

Net Revaluation of Loans and Fees Receivable. We record the net revaluation of loans and fees receivable (including those pledged as collateral) in the fees and related income on earning assets category in our consolidated statements of operations, specifically as changes in fair value of loans and fees receivable recorded at fair value.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2016 and December 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$6,275	Discounted cash flows	Gross yield	24.4% to 27.7% (25.6%)
			Principal payment rate	2.6% to 3.0% (2.8%)
			Expected credit loss rate	11.0% to 24.0% (15.7%)
			Servicing rate	7.2% to 7.8% (7.6%)
			Discount rate	16.1% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$17,461	Discounted cash flows	Gross yield	25.3%
			Principal payment rate	2.7%
			Expected credit loss rate	11.6%
			Servicing rate	7.2%
			Discount rate	16.1%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$6,353	Discounted cash flows	Gross yield	15.8% to 22.7% (20.0%)
			Principal payment rate	2.1% to 3.0% (2.7%)
			Expected credit loss rate	12.9% to 22.7% (16.7%)
			Servicing rate	8.4% to 12.5% (10.9%)
			Discount rate	16.0% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$20,353	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Servicing rate	12.9%
			Discount rate	16.0%

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions. As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2016 and December 31, 2015 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$29,900	$29,900
Amortizing debt facilities	$—	$—	$50,934	$50,934
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$42,093	$—	$64,910
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$34	$34
Notes payable associated with structured financings, at fair value	$—	$—	$18,069	$18,069

Liabilities - As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
CAR revolving credit facility	$—	$—	$28,900	$28,900
Amortizing debt facilities	$—	$—	$61,100	$61,100
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$42,734	$—	$64,783
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$42	$42
Notes payable associated with structured financings, at fair value	$—	$—	$20,970	$20,970

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2016 and 2015.

	Notes Payable Associated with Structured Financings, at Fair Value
	2016	2015
Beginning balance, January 1	$20,970	$36,511
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,165)	362
Repayments on outstanding notes payable, net	(1,736)	(4,579)
Ending balance, March 31	$18,069	$32,294

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2016 and December 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2016 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$18,069	Discounted cash flows	Gross yield	25.3%
			Principal payment rate	2.7%
			Expected credit loss rate	11.6%
			Discount rate	16.1%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$20,970	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Discount rate	16.0%

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2016 and December 31, 2015 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2016	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$6,989	$22,947
Aggregate fair value of loans and fees receivable that are reported at fair value	$6,275	$17,461
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$9	$21
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$290	$756

As of December 31, 2015	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$8,560	$25,837
Aggregate fair value of loans and fees receivable that are reported at fair value	$6,353	$20,353
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$12	$31
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$374	$889

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2016	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2015
Aggregate unpaid principal balance of notes payable	$105,220	$106,956
Aggregate fair value of notes payable	$18,069	$20,970

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of March 31, 2016 and December 31, 2015, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of March 31, 2016, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2016 and December 31, 2015.

	Carrying Amounts at Fair Value as of
	March 31, 2016	December 31, 2015
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2021), outstanding face amount of $105.2 million ($107.0 million as of December 31, 2015) bearing interest at a weighted average 5.7% interest rate (5.6% as of December 31, 2015), which is secured by credit card receivables and restricted cash aggregating $18.1 million ($21.0 million as of December 31, 2015) in carrying amount	$18.1	$21.0

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $18.1 million in fair value of the structured financing note in the above table is $18.1 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at March 31, 2016.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of March 31, 2016 and December 31, 2015 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2016	December 31, 2015
Revolving credit facilities at a weighted average rate equal to 3.9% (3.7% at December 31, 2015) secured by the financial and operating assets of CAR with a combined aggregate carrying amount of $69.1 million ($69.4 million at December 31, 2015)

Revolving credit facility (expiring October 4, 2017) (1)	$29.9	$28.9
Amortizing facilities at a weighted average rate equal to 5.4% (5.3% at December 31, 2015) secured by certain receivables, rental streams and restricted cash with a combined aggregate carrying amount of $61.9 million ($69.6 million as of December 31, 2015)

Amortizing debt facility (expiring July 14, 2017) (2) (3)	14.1	23.0
Amortizing debt facility (expiring August 21, 2016) (2) (3)	10.1	9.2
Amortizing debt facility (expiring August 1, 2016) (2) (3)	2.5	4.0
Amortizing debt facility (expiring October 29, 2017) (2) (3)	24.2	24.9
Other facilities
Senior secured term loan to related parties (expiring November 22, 2016) that is secured by certain assets of the Company with an annual rate equal to 9.0% (4)	20.0	20.0
Total notes payable outstanding	$100.8	$110.0

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

(3)	These notes reflect modifications to either extend the maturity date, increase the loaned amount or both.

(4)	See below for additional information regarding this note.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	March 31, 2016	December 31, 2015
Face amount of 5.875% convertible senior notes	93,280	93,280
Discount	(28,370)	(28,497)
Net carrying value	$64,910	$64,783
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under our point-of-sale and direct-to-consumer finance products, we give consumers the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Our unfunded commitments under these products aggregated $115.2 million at March 31, 2016. We have never experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2016, CAR had unfunded outstanding floor-plan financing commitments totaling $9.9 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $7.5 million remains pledged to support various ongoing contractual obligations.  Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the financial institutions’ activities on our behalf—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2016, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2022 and April 2017, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($1.5 million and $1.7 million as of March 31, 2016, respectively).

At December 31, 2015, we had an accrued liability of £3.4 million ($5.0 million) within our consolidated financial statements associated with a then-ongoing review by U.K. taxing authorities (HM Revenue and Customs or “HMRC”) of value-added tax ("VAT") filings made by one of our U.K. subsidiaries. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would be refunding VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. We subsequently received substantially all of such refunds, and as such we reversed the £3.4 million ($5.0 million) of VAT review-related liabilities in the first quarter of 2016.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, "Leases" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are material to us.

10.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to controlling interests	$4,553	$1,967
Denominator:
Basic (including unvested share-based payment awards) (1)	13,898	13,923
Effect of dilutive stock compensation arrangements (2)	75	2
Diluted (including unvested share-based payment awards) (1)	13,973	13,925
Net income attributable to controlling interests per common share—basic	$0.33	$0.14
Net income attributable to controlling interests per common share—diluted	$0.33	$0.14

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts are 222,550 for the three months ended March 31, 2016, compared to 427,474 for the three months ended March 31, 2015.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three months ended March 31, 2016 and 2015, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.8 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of March 31, 2016, 34,781 shares remained available for issuance under the ESPP and 698,933 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $37,000 in income tax-related charges to additional paid-in capital during the three months ended March 31, 2016 with $75,000 in such charges for the three months ended March 31, 2015.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2016 and 2015, we granted 122,667 and 88,934 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.4 million and $0.2 million, respectively. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2016, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.4 million with a weighted-average remaining amortization period of 1.1 years.

Stock Options

We had expense of $117 thousand and $70 thousand related to stock option-related compensation costs during the three months ended March 31, 2016 and 2015, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	March 31, 2016
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	551,666	$2.80
Issued	686,000	$3.04
Exercised	—	$—
Cancelled/Forfeited	—	$—
Outstanding at March 31, 2016	1,237,666	$2.94	4.2	$209,591
Exercisable at March 31, 2016	396,661	$2.55	2.9	$178,563

We had $1.3 million and $0.2 million of unamortized deferred compensation costs associated with non-vested stock options as of March 31, 2016 and 2015, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2015, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from funding over $25 billion in consumer loans over our 20-year operating history to originate a range of consumer loan products through our primary consumer brand, Fortiva. As part of this brand, we market Fortiva Retail Credit, Fortiva Personal Loans and Fortiva Credit Cards through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties who have relationships with our core customers. In our point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to offer Fortiva Retail Credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, educational services and home-improvements. Our flexible technology platform allows us to integrate our paperless process and instant decision-making capabilities with our partners' technology infrastructure. These products are often extended to customers who may have been declined under traditional financing options. We specialize in providing this "second-look" credit service. Additionally, we are able to market our general purpose Fortiva Personal Loans and Fortiva Credit Cards directly to consumers through additional channels, which enables us to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and through partnerships. Our technology platform and proprietary analytics enable us to make instant credit decisions utilizing hundreds of inputs, from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we seek to provide the right type of credit, whenever and wherever the consumer has a need.

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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. Some of these investees have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no pending liquidity events, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2016	2015	from 2015 to 2016
Total interest income	$18,240	$17,475	$765
Interest expense	(4,644)	(4,557)	(87)
Fees and related income on earning assets:
Fees on credit products	799	2,174	(1,375)
Changes in fair value of loans and fees receivable recorded at fair value	1,898	1,231	667
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,165	(362)	1,527
Rental revenue	4,214	10,109	(5,895)
Other	(189)	67	(256)
Other operating income:
Servicing income	1,447	1,560	(113)
Other income	70	267	(197)
Equity in income equity-method investee	1,002	1,075	(73)
Total	$24,002	$29,039	$(5,037)
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(4,911)	(10,372)	(5,461)
Provision for losses on loans and fees receivable recorded at net realizable value	4,731	3,168	(1,563)
Other operating expenses:
Salaries and benefits	5,732	4,120	(1,612)
Card and loan servicing	8,988	10,271	1,283
Marketing and solicitation	855	486	(369)
Depreciation, primarily related to rental merchandise	4,156	12,846	8,690
Other	(299)	7,172	7,471
Net income	4,552	1,966	2,586
Net loss attributable to noncontrolling interests	1	1	—
Net income attributable to controlling interests	4,553	1,967	2,586

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

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

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    declines in rental revenue as we significantly reduced rent-to-own originations in the fourth quarter of 2015 and for which we have substantially discontinued new originations in 2016. We expect continued reductions in revenues associated with this product offering as existing rent-to-own contracts culminate with no new originations expected beyond the second quarter of 2016;

•	reductions in fees on credit products, associated with general net declines in credit card receivables;

•	the effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below; and

•	losses in our "Other" category associated with reserves related to investments in mobile technologies, marketplace lending and other financial technologies.

We expect a diminishing level of fee income for 2016 given expected future net liquidations of our credit card receivables. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, significant declines are expected in our rental revenue as existing rent-to-own contracts culminate with no new originations expected beyond the second quarter of 2016. Offsetting these declines is the aforementioned growth we are currently experiencing associated with our point-of-sale, direct-to-consumer finance and credit card products with which we expect continued expansion in 2016.

Servicing income.  We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee). Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience limited to no growth in this category of revenue relative to revenue earned in prior periods.

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

Equity in income of equity-method investee.  Because our equity-method investee uses the fair value option to account for its financial assets and liabilities, changes in fair value estimates can cause some volatility in the earnings of this investee. Because of continued liquidations in the credit card receivables portfolio of our equity-method investee, absent additional investments in our existing or in new equity-method investees in the future, we expect gradually declining effects from our equity-method investment on our operating results.

Net recovery of losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our historical credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios. In the three months ended March 31, 2016 and 2015, these reimbursements exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts on future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three months ended March 31, 2016 and 2015 due to the previously mentioned growth associated with our receivables recorded at net realizable value. This increase reflects the effects of volume associated with our point-of-sale, direct-to-consumer and credit card finance product offerings (i.e., growth of new product receivables), rather than credit quality changes or deterioration. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three months ended March 31, 2016, relative to the three months ended March 31, 2015, reflect the following:

•
reductions in card and loan servicing expenses in three months ended March 31, 2016 when compared to the three months ended March 31, 2015 based on lower originations for our rent-to-own products as well as continued net liquidations in our credit card portfolios which declined from $79.6 million outstanding to $47.1 million outstanding at March 31, 2015 and March 31, 2016, respectively. These declines have been offset by expenses related to growth in our point-of-sale and direct-to-consumer products which grew from $64.2 million outstanding to $112.3 million outstanding at March 31, 2015 and March 31, 2016, respectively;

•
decreases in depreciation primarily associated with declines in originations under our rent-to-own program, totaling $3.4 million and $12.3 million for the three months ended March 31, 2016 and 2015, respectively; and

•
decreases in other expenses (resulting in a net credit for the three months ended March 31, 2016) due to the reversal of a £3.4 million ($5.0 million) reserve in the three months ended March 31, 2016. This reserve related to a review in the U.K. by HM Revenue and Customs ("HMRC") associated with filings by one of our U.K. subsidiaries to reclaim VAT that it paid on its inputs and that it believed were and are eligible to be reclaimed. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would be refunding VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. We subsequently received substantially all of such refunds, and as such we reversed the £3.4 million ($5.0 million) of VAT review-related liabilities in the first quarter of 2016.

Offsetting these declines are:

•
increases in salaries and benefit costs for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 resulting from growth in our new credit product offerings and expanded sales activities;

•
increases in marketing costs for the three months ended March 31, 2016 as we expanded our brand marketing in late 2015 and in the first quarter of 2016. Offsetting some of this increase are decreases in marketing costs as our new product offerings require less direct-to-consumer marketing expenses than under our historical credit card operations. We expect that increased origination and brand marketing efforts will result in increases in period over period costs for the remainder of 2016; and

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

Income Taxes. We experienced an effective income tax expense rate of 4.2% for the three months ended March 31, 2016 compared to a negative effective income tax expense rate of 45.8% for the three months ended March 31, 2015.  Our effective income tax expense rate for the three months ended March 31, 2016 differs from the statutory rate principally based on income of our U.K. subsidiary that is not subject to tax in the U.S. and the U.K. tax on which was fully offset by the release of U.K. valuation allowances.  Our negative effective income tax expense rate for the three months ended March 31, 2015 resulted principally from a favorable effective settlement we reached with the Internal Revenue Service (“IRS”) in February 2015 relative to accruals for uncertain tax positions and interest accruals thereon associated with our 2012 income tax return.

                We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or our unpaid tax liabilities in a manner favorable to our accruals therefor. During the three months ended March 31, 2016, our income tax expense includes $0.2 million accrued for income tax-related interest and penalties.  During the three months ended March 31, 2015, there was no effect of income tax-related interest and penalties on our income tax expense.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at March 31, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $2.9 million at March 31, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS, would eliminate the $7.3 million assessment and cause the reversal of the $2.9 million accrual we have made for interest and penalties thereon.

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

Depreciation expense associated with rental merchandise (totaling $3.4 million and $12.3 million for the three months ended March 31, 2016 and 2015, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations. We expect continued reductions in our depreciation of rental merchandise as existing rent-to-own contracts culminate with no new originations expected beyond the second quarter of 2016.

We historically have originated and purchased credit portfolios through subsidiary entities. If we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of equity-method investee category on our consolidated statements of operations.

Managed Receivables

We make various references within our discussion of the Credit and Other Investments segment to our managed receivables. In calculating managed receivables data, we include within managed receivables those receivables we manage for our consolidated subsidiaries, but we exclude from managed receivables any noncontrolling interest holders’ shares of the receivables. Additionally, we include within managed receivables only our economic share of the receivables that we manage for our equity-method investee.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investee; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investee line items on our consolidated statements of operations totaling approximately $5.9 million for the three months ended March 31, 2016, $10.7 million for the three months ended December 31, 2015, $11.4 million for the three months ended September 30, 2015, $10.7 million for the three months ended June 30, 2015, $12.2 million for the three months ended March 31, 2015, $8.0 million for the three months ended December 31, 2014, $2.7 million for the three months ended September 30, 2014, and $3.7 million for the three months ended June 30, 2014. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our underwriting, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect from Our Customers?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2016	2015				2014
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$155,425	$152,528	$151,055	$142,338	$140,660	$157,145	$186,564	$200,147
Percent 30 or more days past due	9.7%	11.5%	10.5%	11.8%	10.1%	13.6%	11.2%	11.2%
Percent 60 or more days past due	7.1%	7.9%	7.2%	8.8%	7.5%	9.8%	8.3%	8.1%
Percent 90 or more days past due	5.1%	5.4%	5.0%	4.9%	5.4%	6.9%	5.8%	5.7%
Average managed receivables	$152,831	$152,983	$143,946	$139,401	$146,792	$173,553	$194,272	$206,657
Total yield ratio	35.4%	35.2%	41.3%	38.1%	38.3%	63.3%	42.6%	38.4%
Combined gross charge-off ratio	18.2%	16.8%	21.5%	17.4%	23.8%	21.4%	21.4%	25.5%
Adjusted charge-off ratio	14.1%	12.9%	16.5%	13.2%	19.2%	16.4%	17.7%	21.3%

Managed receivables levels. The 2014 quarterly declines in our period-end and average managed receivables (when compared to the same quarters in prior period) reflect the net liquidating state of our historical credit card receivables portfolios given our closure of substantially all credit card accounts underlying the portfolios. Nevertheless, because of the receivables growth we have experienced and expect to continue to experience over the coming quarters associated with our Fortiva finance offerings, we experienced overall quarterly growth throughout 2015 and into 2016. Managed receivables declines in the fourth quarter of 2014 were exaggerated by our distribution of certain assets to an unrelated third-party partner in a joint venture for its interest. Growth in future periods largely is dependent on the addition of new retail partners for our point-of-sale operations as well as the timing of solicitations within our direct-to-consumer Fortiva operations. Based on this, we expect managed receivables levels to continue to grow modestly from current levels throughout 2016 in conjunction with planned solicitation mailings and the expected addition of U.S. credit card originations which we are currently testing.

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

Given that the vast majority of credit card accounts related to our historical credit card receivables have been closed and there has been no significant new activity for these accounts in the past several quarters, we have noted declines in our delinquency statistics of our managed credit card receivables (when compared to the same quarters in prior period). The initial trend of increasing delinquency rates noted above is primarily due to growth in our point-of-sale finance operations, which experience higher delinquency rates than those of our liquidating credit card portfolios. Additionally, our historical credit card originations in the U.K. have experienced higher than average delinquency rates. As these U.K. credit card receivables continue to liquidate, the associated higher delinquencies will impact our overall delinquency rates to a lesser degree as evidenced by the slight declines after the second quarter of 2015.

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

Offsetting the historical impacts noted above is growth in our newer, higher yielding products, including our point-of-sale finance product. While this growth has contributed to increases in our total yield ratio, we expect this growth will slow or even modestly reverse the trend of our declining charge-off rates as discussed above because we expect these accounts to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale products over the next few quarters which should continue to stabilize our yield consistent with what we experienced in the fourth quarter of 2015 and first quarter of 2016.

Although we have seen generally improving total yield ratio trend-lines, our third and fourth quarter 2014 total yield ratios were also positively impacted by the decline in the managed receivables base discussed above as well as recoveries on investments in securities in excess of their carrying value and our repurchase of convertible senior notes in the fourth quarter of 2014. Similarly, our third quarter 2015 total yield ratio was positively impacted by the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period. Absent these items, our total yield ratio would have been 35.8%, 38.0% and 35.6% in the third quarter of 2015 and the third and fourth quarters of 2014, respectively.

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

The continued growth in our point-of-sale and direct-to-consumer finance operations continues to result in higher charge-off ratios than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on our new product offerings, offset by lower charge offs associated with historical credit card originations in the U.K. due to the cessation of marketing efforts for this product, (3) the low charge-off ratios experienced in the second quarter of 2015 as discussed above and (4) an overall decline in the managed receivables base as discussed above. Offsetting these increases will be growth in the underlying receivables base which will serve to mute some of the aforementioned impacts.

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

Collectively, as of March 31, 2016, we served more than 570 dealers through our Auto Finance segment in 34 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2016	2015				2014
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$78,415	$77,833	$75,428	$78,342	$73,371	$69,832	$68,102	$64,000
Percent 30 or more days past due	10.2%	14.0%	13.3%	13.5%	10.7%	14.5%	14.3%	14.6%
Percent 60 or more days past due	4.5%	5.5%	5.3%	5.6%	4.4%	5.5%	5.7%	5.1%
Percent 90 or more days past due	2.3%	2.5%	2.6%	2.5%	2.1%	2.5%	2.7%	1.8%
Average managed receivables	$78,122	$76,413	$75,987	$77,182	$72,258	$68,418	$66,428	$62,475
Total yield ratio	37.3%	38.3%	38.2%	37.6%	39.2%	39.1%	39.2%	39.1%
Combined gross charge-off ratio	2.7%	3.3%	3.0%	1.9%	0.5%	4.7%	2.2%	0.5%
Recovery ratio	1.3%	1.6%	1.3%	0.6%	1.5%	3.3%	1.5%	2.1%

Managed receivables.  We are beginning to see and expect stability in the level of our managed receivables, with growth through receivable purchase/origination opportunities in the U.S. and U.S. territories. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. We expect managed receivable levels to continue to grow slightly from current levels during 2016 as we continue to expand our operations in the U.S. and U.S. territories.

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

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in our various products offered by CAR as some shorter term product offerings tend to have higher yields. Slightly depressing the overall total yield ratio is the growth we continue to experience in the average managed receivables levels which negatively impacts the ratio ahead of the positive impacts of associated billed yield on this growth. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience. Excluded from our total yield ratio in the third quarter of 2015 is the resolution of an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period.

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The combined gross charge-off ratio represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries (including recoveries from dealer reserve offsets), and the denominator of which is average managed receivables.  Benefiting the second quarter of 2014 were larger than expected recoveries that further reduced our combined gross charge-off ratio. The rise in our combined gross charge-off ratio in the fourth quarter of 2014 was due to specific dealer related losses that accounted for substantially all of the increase for the quarter, offset slightly by better than anticipated recoveries. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio as was seen in the fourth quarter of 2014. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer's risk characteristics adversely change. Significantly all charge offs we experienced in the first and second quarters of 2015 were offset by available dealer reserves resulting in lower charge-off ratios for those periods. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

As discussed elsewhere in this Report, we incur a significant level of costs associated with a fixed infrastructure that had been designed to support our significant legacy credit card lending operations. Our infrastructure costs are still somewhat elevated, and while we had in the past been focused on cost reduction, our primary focus now is on growing our point-of-sale, direct-to-consumer and credit card finance offerings so that our revenues from these product offerings can cover our infrastructure costs and return us to consistent profitability. Increases in new and existing retail channels has resulted in quarterly growth of total managed receivables levels subsequent to the end of 2014, and we expect this growth to continue in the coming quarters.

Accordingly, we will continue to focus in the coming quarters on (i) containing costs (as opposed to our previous focus on reducing expenses) (ii) obtaining new retail partners and channels to continue growth of our point-of-sale finance offerings (iii) continuing growth in our direct-to-consumer and credit card operations and (iv) obtaining the funding necessary to meet capital needs required by the growth of our new product offerings and to cover our infrastructure costs until our new product offerings generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. As such, the only facilities that could represent significant refunding or refinancing needs as of March 31, 2016 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	$29.9
Senior secured term loan from related parties (expiring November 22, 2016) that is secured by certain assets of the Company with an annual rate equal to 9.0%	20.0
Total	$49.9

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

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at March 31, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $2.9 million at March 31, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS, would eliminate the $7.3 million assessment and cause the reversal of the $2.9 million accrual we have made for interest and penalties thereon.

At March 31, 2016, we had $48.9 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2016 are as follows:

•
During the three months ended March 31, 2016, we generated $8.8 million of cash flows from operations compared to the use of $9.2 million of cash flows from operations during the three months ended March 31, 2015. The increase in cash provided by operating activities was principally related to 1) reductions in purchases of rental merchandise associated with our point-of-sale finance operations, 2) cost reductions associated with card and loan servicing, 3) collections associated with reimbursements received in respect of one of our portfolios, and 4) the timing of payment associated with accrued liabilities. These increases in cash provided by operating activities were offset by decreases in collections associated with our credit card finance charge receivables in the three months ended March 31, 2016 relative to the same period in 2015, given diminished receivables levels.

•
During the three months ended March 31, 2016, we generated $0.6 million of cash from our investing activities, compared to generating $19.3 million of cash from investing activities during the three months ended March 31, 2015.  This decrease is primarily due to increasing levels of investments in our point-of-sale and direct-to-consumer assets relative to the same period in 2015 and the shrinking size of our liquidating credit card portfolios and corresponding payments from customers. Offsetting these declines are the subsequent cash returns on our increasing investments in point-of-sale and direct to consumer receivables as well as reductions in our restricted cash levels, both of which contributed positively to our cash generated from investing activities.

•
During the three months ended March 31, 2016, we used $11.3 million of cash in financing activities, compared to our use of $17.9 million of cash in financing activities during the three months ended March 31, 2015. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both periods are borrowings associated with our new credit products, net of repayments on those facilities.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with our point-of-sale, direct-to-consumer finance and credit card origination activities as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized as of such date to repurchase an additional 5,000,000 shares of our common stock through June 30, 2018.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the three months ended March 31, 2016 and 2015, we received $66,540 and $51,456, respectively, of reimbursed costs from HBR associated with these leased employees.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the effects of account actions we may take or have taken; changes in collection programs and practices; changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our point-of-sale finance operations; actions by the IRS and the related impact to our interest and penalty accruals; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; our plans in the U.K.; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; the prospect for improvements in the capital and finance markets; future interest costs; sources of funding operations and acquisitions; growth and profitability of our point-of-sale finance operations; our entry into international markets; our ability to raise funds or renew financing facilities; share repurchases or issuances; debt retirement; the results associated with our equity-method investee; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-

looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Report.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2016, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of the net contraction of our receivables levels over the last few years, uncertainties as to the profitability of our business model going forward and our inability to achieve consistent earnings from our operations in recent years.

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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products in a profitable manner. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but who, in our view, have demonstrated creditworthiness. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables and the value of our loans and fees receivable will decline, all of which will have a negative impact on performance. It also is unclear whether our current payment rates can be sustained given uncertainty in the employment outlook and economic environment at large.

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

Despite our recent origination efforts, our credit card operation currently is contracting. The amount of our credit card receivables is a product of a combination of factors, many of which are not in our control. Factors include:

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

There has been increased attention in the U.S. at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative and regulatory efforts directed at the rent-to-own industry. The federal government or states may enact additional or different legislation or regulation that would be disadvantageous or otherwise materially adverse to us.

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
As of March 31, 2016, Atlanticus Holdings Corporation had outstanding: $50.9 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $37.9 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, "Notes Payable," to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of March 31, 2016, our subsidiaries had total liabilities of approximately $133.0 million (including the $50.9 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHSES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - January 31	—	$—	—	4,892,760
February 1- February 29	—	$—	—	4,892,760
March 1 - March 31	100,000	$3.00	100,000	4,792,760
Total	100,000	$3.00	100,000	4,792,760

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 22,981 such shares returned to us during the three months ended March 31, 2016.

Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2018, of which 5,000,000 shares remained authorized for repurchase as of May 12, 2016. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

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

ATLANTICUS HOLDINGS CORPORATION

May 12, 2016	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)