Form 10-Q
period 2016-06-30
Atlanticus Holdings Corp
filed 2016-08-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2016

of
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

As of August 5, 2016, 13,746,852 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30, 2016	December 31, 2015
Assets
Unrestricted cash and cash equivalents	$30,446	$51,033
Restricted cash and cash equivalents	16,883	20,547
Loans and fees receivable:
Loans and fees receivable, net (of $20,348 and $16,721 in deferred revenue and $24,213 and $21,474 in allowances for uncollectible loans and fees receivable at June 30, 2016 and December 31, 2015, respectively)	198,188	141,949
Loans and fees receivable, at fair value	5,255	6,353
Loans and fees receivable pledged as collateral under structured financings, at fair value	15,265	20,353
Rental merchandise, net of depreciation	588	4,666
Property at cost, net of depreciation	4,319	5,686
Investment in equity-method investee	8,351	10,123
Deposits	538	825
Prepaid expenses and other assets	20,475	19,194
Total assets	$300,308	$280,729
Liabilities
Accounts payable and accrued expenses	$60,544	$51,722
Notes payable, at face value	103,611	90,000
Notes payable to related parties	20,000	20,000
Notes payable associated with structured financings, at fair value	15,626	20,970
Convertible senior notes	61,903	64,783
Income tax liability	22,490	22,303
Total liabilities	284,174	269,778
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,209,198 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at June 30, 2016; and 15,332,041 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2015	—	—
Additional paid-in capital	210,837	211,083
Accumulated other comprehensive loss	—	(600)
Retained deficit	(194,694)	(199,524)
Total shareholders’ equity	16,143	10,959
Noncontrolling interests	(9)	(8)
Total equity	16,134	10,951
Total liabilities and equity	$300,308	$280,729

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Consumer loans, including past due fees	$21,462	$16,869	$39,610	$34,312
Other	60	10	152	42
Total interest income	21,522	16,879	39,762	34,354
Interest expense	(4,792)	(4,529)	(9,436)	(9,086)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	16,730	12,350	30,326	25,268
Fees and related income on earning assets	5,878	12,751	13,765	25,970
Net recovery of charge off of loans and fees receivable recorded at fair value	6,140	9,991	11,051	20,363
Provision for losses on loans and fees receivable recorded at net realizable value	(10,811)	(5,961)	(15,542)	(9,129)
Net interest income, fees and related income on earning assets	17,937	29,131	39,600	62,472
Other operating income:
Servicing income	981	1,390	2,428	2,950
Other income	75	92	145	359
Gain on repurchase of convertible senior notes	1,037	—	1,037	—
Equity in income of equity-method investee	325	707	1,327	1,782
Total other operating income	2,418	2,189	4,937	5,091
Other operating expense:
Salaries and benefits	6,181	4,322	11,913	8,442
Card and loan servicing	7,285	9,608	16,273	19,879
Marketing and solicitation	932	332	1,787	818
Depreciation, primarily related to rental merchandise	2,099	9,961	6,255	22,807
Other	2,928	4,261	2,629	11,433
Total other operating expense	19,425	28,484	38,857	63,379
Income before income taxes	930	2,836	5,680	4,184
Income tax expense	(657)	(1,440)	(855)	(822)
Net income	273	1,396	4,825	3,362
Net loss attributable to noncontrolling interests	4	1	5	2
Net income attributable to controlling interests	$277	$1,397	$4,830	$3,364
Net income attributable to controlling interests per common share—basic	$0.02	$0.10	$0.35	$0.24
Net income attributable to controlling interests per common share—diluted	$0.02	$0.10	$0.35	$0.24

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$273	$1,396	$4,825	$3,362
Other comprehensive income:
Foreign currency translation adjustment	—	583	—	140
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	300	—	600	1,535
Income tax expense related to other comprehensive income	—	(200)	—	(519)
Comprehensive income	573	1,779	5,425	4,518
Comprehensive loss attributable to noncontrolling interests	4	1	5	2
Comprehensive income attributable to controlling interests	$577	$1,780	$5,430	$4,520

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Six Months Ended June 30, 2016 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	15,332,041	$—	$211,083	$(600)	$(199,524)	$(8)	$10,951
Stock options exercises and proceeds related thereto	1,666	—	4	—	—	—	4
Compensatory stock issuances, net of forfeitures	122,134	—	—	—	—	—	—
Contributions from owners of noncontrolling interests	—	—	—	—	—	4	4
Amortization of deferred stock-based compensation costs	—	—	532	—	—	—	532
Redemption and retirement of shares	(246,643)	—	(745)	—	—	—	(745)
Tax effects of stock-based compensation plans	—	—	(37)	—	—	—	(37)
Other comprehensive income	—	—	—	600	4,830	(5)	5,425
Balance at June 30, 2016	15,209,198	$—	$210,837	$—	$(194,694)	$(9)	$16,134

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$4,825	$3,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of rental merchandise	4,714	21,623
Depreciation, amortization and accretion, net	1,541	1,056
Losses upon charge off of loans and fees receivable recorded at fair value	3,361	3,050
Provision for losses on loans and fees receivable	15,542	9,129
Interest expense from accretion of discount on convertible senior notes	258	235
Income from accretion of discount associated with receivables purchases	(19,867)	(18,914)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(4,529)	(2,430)
Income from equity-method investments	(1,327)	(1,782)
Gain on repurchase of convertible senior notes	(1,037)	—
Changes in assets and liabilities:
Decrease in uncollected fees on earning assets	(1,877)	(394)
Increase in income tax liability	149	90
Decrease in deposits	287	608
Increase in accounts payable and accrued expenses	11,622	515
Additions to rental merchandise	(636)	(19,451)
Other	(299)	(6,904)
Net cash provided by (used in) operating activities	12,727	(10,207)
Investing activities
Decrease in restricted cash	3,613	5,889
Proceeds from equity-method investee	3,099	4,714
Investments in earning assets	(191,023)	(127,418)
Proceeds from earning assets	144,461	137,397
Purchases and development of property, net of disposals	(177)	(616)
Net cash (used in) provided by investing activities	(40,027)	19,966
Financing activities
Noncontrolling interests contributions (distributions), net	4	(2)
Proceeds from exercise of stock options	4	4
Purchase and retirement of outstanding stock	(745)	(123)
Proceeds from borrowings	84,655	88,802
Repayment of borrowings	(76,332)	(91,960)
Net cash provided by (used in) financing activities	7,586	(3,279)
Effect of exchange rate changes on cash	(873)	(77)
Net (decrease) increase in unrestricted cash	(20,587)	6,403
Unrestricted cash and cash equivalents at beginning of period	51,033	39,925
Unrestricted cash and cash equivalents at end of period	$30,446	$46,328
Supplemental cash flow information
Cash paid for interest	$9,209	$8,941
Net cash income tax payments	$705	$737
Supplemental non-cash information
Issuance of stock options and restricted stock	$1,710	$281
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control. We are primarily focused on providing financial technology and related services. Through our subsidiaries, we provide technology and other support services to lenders who offer an array of financial products and services to consumers who may have been declined under traditional financing options. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. As discussed further below, we reflect our business lines within two reportable segments:  Credit and Other Investments; and Auto Finance. See also Note 3, “Segment Reporting,” for further details.

Within our Credit and Other Investments segment, we support lenders who originate consumer loans through multiple channels, including retail point-of-sale and direct mail solicitation. These products are all offered under the Fortiva brand. In the Fortiva Retail Credit (the "point-of-sale" operations) channel, we partner with retailers and service providers in various industries across the United States ("U.S.") to enable them to provide credit to their customers for the purchase of goods and services. These services are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this "second look" credit service in various industries across the U.S. Additionally, we support lenders who market general purpose Fortiva Personal Loans and Fortiva Credit Cards (collectively, the "direct-to-consumer" operations) directly to consumers through additional channels enabling them to reach consumers through a diverse origination platform which includes direct mail, Internet-based marketing and through partnerships. Using our infrastructure and technology platform, we also provide loan servicing activities, including risk management and customer service outsourcing for third parties.
Beyond these activities within our Credit and Other Investments segment, we continue to service portfolios of credit card receivables. One of our portfolios of credit card receivables is encumbered by non-recourse structured financing, and for this portfolio our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolio are insufficient to allow for full repayment of the financing.

Additionally, we report within our Credit and Other Investments segment the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer.

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation as of June 30, 2016. Some of these investees have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no pending liquidity events, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and service loans secured by automobiles from or for, and also provide floor plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here, used car business. We purchase auto loans at a discount and with dealer retentions or holdbacks that provide risk protection. Also within our Auto Finance segment, we are providing certain installment lending products in addition to our traditional loans secured by automobiles.

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

Components of our loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2015	Additions	Subtractions	Balance at June 30, 2016
Loans and fees receivable, gross	$180.1	$227.3	$(164.7)	$242.7
Deferred revenue	(16.7)	(23.5)	19.9	(20.3)
Allowance for uncollectible loans and fees receivable	(21.5)	(15.5)	12.8	(24.2)
Loans and fees receivable, net	$141.9	$188.3	$(132.0)	$198.2

	Balance at December 31, 2014	Additions	Subtractions	Balance at June 30, 2015
Loans and fees receivable, gross	$141.6	$159.2	$(146.2)	$154.6
Deferred revenue	(15.7)	(21.4)	18.9	(18.2)
Allowance for uncollectible loans and fees receivable	(20.0)	(9.1)	12.8	(16.3)
Loans and fees receivable, net	$105.9	$128.7	$(114.5)	$120.1

As of June 30, 2016 and June 30, 2015, the weighted average remaining accretion period for the $20.3 million and $18.2 million, respectively, of deferred revenue reflected in the above tables was 11 months and 10 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.3)	$(1.8)	$(16.8)	$(19.9)
Provision for loan losses	0.4	(0.8)	(10.4)	(10.8)
Charge offs	0.6	0.9	6.6	8.1
Recoveries	(0.8)	(0.3)	(0.5)	(1.6)
Balance at end of period	$(1.1)	$(2.0)	$(21.1)	$(24.2)

For the Six Months Ended June 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)
Provision for loan losses	0.6	(1.4)	(14.7)	(15.5)
Charge offs	1.0	1.7	13.2	15.9
Recoveries	(1.5)	(0.6)	(1.0)	(3.1)
Balance at end of period	$(1.1)	$(2.0)	$(21.1)	$(24.2)

As of June 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.7)	$(0.9)
Balance at end of period collectively evaluated for impairment	$(1.1)	$(1.8)	$(20.4)	$(23.3)
Loans and fees receivable:
Loans and fees receivable, gross	$5.4	$78.6	$158.7	$242.7
Loans and fees receivable individually evaluated for impairment	$—	$0.3	$0.8	$1.1
Loans and fees receivable collectively evaluated for impairment	$5.4	$78.3	$157.9	$241.6

For the Three Months Ended June 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.9)	$(1.2)	$(12.5)	$(15.6)
Provision for loan losses	(0.4)	(0.4)	(5.2)	(6.0)
Charge offs	0.9	0.4	4.4	5.7
Recoveries	(0.1)	(0.1)	(0.2)	(0.4)
Balance at end of period	$(1.5)	$(1.3)	$(13.5)	$(16.3)

For the Six Months Ended June 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Provision for loan losses	(0.9)	(0.6)	(7.6)	(9.1)
Charge offs	2.3	0.9	10.9	14.1
Recoveries	(0.2)	(0.4)	(0.7)	(1.3)
Balance at end of period	$(1.5)	$(1.3)	$(13.5)	$(16.3)

As of December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(1.3)	$(1.4)
Balance at end of period collectively evaluated for impairment	$(1.2)	$(1.6)	$(17.3)	$(20.1)
Loans and fees receivable:
Loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$1.5	$1.7
Loans and fees receivable collectively evaluated for impairment	$5.2	$75.8	$97.4	$178.4

The components (in millions) of loans and fees receivable, gross as of the date of each of our consolidated balance sheets are as follows:

	June 30, 2016	December 31, 2015
Current loans receivable	$213.2	$150.0
Current fees receivable	4.9	4.5
Delinquent loans and fees receivable	24.6	25.6
Loans and fees receivable, gross	$242.7	$180.1

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of June 30, 2016 and December 31, 2015 is as follows:

Balance at June 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.1	$6.8	$5.0	$11.9
60-89 days past due	0.1	1.9	3.3	5.3
90 or more days past due	0.5	1.3	5.6	7.4
Delinquent loans and fees receivable, gross	0.7	10.0	13.9	24.6
Current loans and fees receivable, gross	4.7	68.6	144.8	218.1
Total loans and fees receivable, gross	$5.4	$78.6	$158.7	$242.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.0	$—	$1.0

Balance at December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$6.9	$4.4	$11.5
60-89 days past due	0.1	2.2	3.1	5.4
90 or more days past due	0.4	1.8	6.5	8.7
Delinquent loans and fees receivable, gross	0.7	10.9	14.0	25.6
Current loans and fees receivable, gross	4.5	65.1	84.9	154.5
Total loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Income Taxes

We experienced effective income tax expense rates of 70.6% and 15.1% for the three and six months ended June 30, 2016, respectively, compared to effective income tax expense rates of 50.8% and 19.6% for the three and six months ended June 30, 2015, respectively.  Our effective income tax expense rate for the three months ended June 30, 2016 differs from the statutory rate principally due to the significance of our accruals of interest and penalties on unpaid tax liabilities relative to our $0.9 million of pre-tax income during this period. Our effective income tax expense rate for the six months ended June 30, 2016 differs from the statutory rate principally due to the income of our U.K. subsidiary (1) that is not subject to tax in the U.S., and (2) the U.K. tax on which was fully offset by the release of U.K. valuation allowances.  Our effective income tax expense rate for the six months ended June 30, 2015 is significantly below statutory rates principally due to a favorable effective settlement we reached with the Internal Revenue Service (“IRS”) in February, 2015 relative to prior year accruals for uncertain tax positions and interest accruals thereon.

                We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and six months ended June 30, 2016, our income tax expense includes $0.2 million and $0.4 million, respectively, for income tax-related interest and penalties.  During the three and six months ended June 30, 2015, our income tax expense included $0.5 million and $0.7 million, respectively, accrued for income tax-related interest and penalties.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at June 30, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.1 million at June 30, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS or the courts, would eliminate the $7.3 million assessment and cause the reversal of the $3.1 million accrual we have made for interest and penalties thereon.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fees on credit products	$856	$1,891	$1,655	$4,065
Changes in fair value of loans and fees receivable recorded at fair value	527	1,981	2,425	3,212
Changes in fair value of notes payable associated with structured financings recorded at fair value	939	(420)	2,104	(782)
Rental revenue	3,119	9,278	7,333	19,387
Other	437	21	248	88
Total fees and related income on earning assets	$5,878	$12,751	$13,765	$25,970

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses. This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company has not yet determined the potential effects of adopting ASU 2016-13 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively, as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the cost of acquiring the additional interest in the investee should be combined with the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting. No retroactive adjustment of the investment is required. The ASU also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The ASU is effective for us January 1, 2017. The impact of adoption of this authoritative guidance is not expected to result in a material impact on our consolidated financial statements.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after June 30, 2016, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both June 30, 2016 and December 31, 2015, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the six months ended June 30, 2016 and 2015 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended June 30, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$14,132	$7,330	$21,462
Other	60	—	60
Total interest income	14,192	7,330	21,522
Interest expense	(4,454)	(338)	(4,792)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$9,738	$6,992	$16,730
Fees and related income on earning assets	$5,840	$38	$5,878
Servicing income	$732	$249	$981
Gain on repurchase of convertible senior notes	$1,037	$—	$1,037
Depreciation of rental merchandise	$(1,335)	$—	$(1,335)
Equity in income of equity-method investee	$325	$—	$325
(Loss) income before income taxes	$(664)	$1,594	$930
Income tax expense	$(113)	$(544)	$(657)

Six months ended June 30, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$25,317	$14,293	$39,610
Other	152	—	152
Total interest income	25,469	14,293	39,762
Interest expense	(8,791)	(645)	(9,436)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$16,678	$13,648	$30,326
Fees and related income on earning assets	$13,669	$96	$13,765
Servicing income	$1,924	$504	$2,428
Gain on repurchase of convertible senior notes	$1,037	$—	$1,037
Depreciation of rental merchandise	$(4,714)	$—	$(4,714)
Equity in income of equity-method investee	$1,327	$—	$1,327
Income before income taxes	$2,662	$3,018	$5,680
Income tax benefit (expense)	$204	$(1,059)	$(855)
Total assets	$228,729	$71,579	$300,308

Three months ended June 30, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$9,898	$6,971	$16,869
Other	10	—	10
Total interest income	9,908	6,971	16,879
Interest expense	(4,228)	(301)	(4,529)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$5,680	$6,670	$12,350
Fees and related income on earning assets	$12,683	$68	$12,751
Servicing income	$1,179	$211	$1,390
Depreciation of rental merchandise	$(9,370)	$—	$(9,370)
Equity in income of equity-method investee	$707	$—	$707
Income before income taxes	$1,186	$1,650	$2,836
Income tax expense	$(896)	$(544)	$(1,440)

Six months ended June 30, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$20,618	$13,694	$34,312
Other	42	—	42
Total interest income	20,660	13,694	34,354
Interest expense	(8,479)	(607)	(9,086)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$12,181	$13,087	$25,268
Fees and related income on earning assets	$25,756	$214	$25,970
Servicing income	$2,538	$412	$2,950
Depreciation of rental merchandise	$(21,623)	$—	$(21,623)
Equity in income of equity-method investee	$1,782	$—	$1,782
Income before income taxes	$607	$3,577	$4,184
Income tax benefit (expense)	$352	$(1,174)	$(822)
Total assets	$202,510	$69,422	$271,932

4.	Shareholders' Equity

Retired Shares

During the three months ended June 30, 2016 and 2015, we repurchased and contemporaneously retired 123,662 and 24,498 shares of our common stock at an aggregate cost of $374,000 and $68,299, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the six months ended June 30, 2016 and 2015, we repurchased and contemporaneously retired 246,643 and 46,305 shares of our common stock at an aggregate cost of $745,000 and $122,552, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at June 30, 2016 and December 31, 2015, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at June 30, 2016 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investee:

	As of
	June 30, 2016	December 31, 2015
Loans and fees receivable pledged as collateral under structured financings, at fair value	$12,013	$14,470
Total assets	$12,571	$15,237
Total liabilities	$44	$54
Members’ capital	$12,527	$15,183

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net interest income, fees and related income on earning assets	$496	$1,067	$2,008	$2,684
Net income	$355	$874	$1,715	$2,281
Net income attributable to our equity investment in investee	$325	$707	$1,327	$1,782

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2016 and December 31, 2015 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2016 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$217,680	$198,188
Loans and fees receivable, at fair value	$—	$—	$5,255	$5,255
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$15,265	$15,265

Assets – As of December 31, 2015 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$161,199	$141,949
Loans and fees receivable, at fair value	$—	$—	$6,353	$6,353
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$20,353	$20,353

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2016 and June 30, 2015:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2016	$6,353	$20,353	$26,706
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	806	806
Net revaluations of loans and fees receivable, at fair value	1,619	—	1,619
Settlements, net	(2,528)	(5,894)	(8,422)
Impact of foreign currency translation	(189)	—	(189)
Balance at June 30, 2016	$5,255	$15,265	$20,520
Balance at January 1, 2015	$18,255	$34,905	$53,160
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	2,462	2,462
Net revaluations of loans and fees receivable, at fair value	750	—	750
Settlements, net	(7,449)	(9,903)	(17,352)
Impact of foreign currency translation	(44)	—	(44)
Balance at June 30, 2015	$11,512	$27,464	$38,976

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2016 and December 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$5,255	Discounted cash flows	Gross yield	27.9% to 33.1% (29.7%)
			Principal payment rate	1.9% to 3.5% (2.9%)
			Expected credit loss rate	11.8% to 25.5% (16.5%)
			Servicing rate	8.0% to 8.3% (8.2%)
			Discount rate	16.1% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$15,265	Discounted cash flows	Gross yield	24.0%
			Principal payment rate	2.6%
			Expected credit loss rate	11.1%
			Servicing rate	8.0%
			Discount rate	16.1%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$6,353	Discounted cash flows	Gross yield	15.8% to 22.7% (20.0%)
			Principal payment rate	2.1% to 3.0% (2.7%)
			Expected credit loss rate	12.9% to 22.7% (16.7%)
			Servicing rate	8.4% to 12.5% (10.9%)
			Discount rate	16.0% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$20,353	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Servicing rate	12.9%
			Discount rate	16.0%

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions. As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2016 and December 31, 2015 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$64,992	$64,992
Amortizing debt facilities	$—	$—	$38,619	$38,619
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$36,844	$—	$61,903
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$26	$26
Notes payable associated with structured financings, at fair value	$—	$—	$15,626	$15,626

Liabilities - As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$28,900	$28,900
Amortizing debt facilities	$—	$—	$61,100	$61,100
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$42,734	$—	$64,783
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$42	$42
Notes payable associated with structured financings, at fair value	$—	$—	$20,970	$20,970

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2016 and 2015.

	Notes Payable Associated with Structured Financings, at Fair Value
	2016	2015
Beginning balance, January 1	$20,970	$36,511
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(2,104)	782
Repayments on outstanding notes payable, net	(3,240)	(8,608)
Ending balance, June 30	$15,626	$28,685

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2016 and December 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2016 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$15,626	Discounted cash flows	Gross yield	24.0%
			Principal payment rate	2.6%
			Expected credit loss rate	11.1%
			Discount rate	16.1%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$20,970	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Discount rate	16.0%

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2016 and December 31, 2015 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2016	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$6,011	$20,504
Aggregate fair value of loans and fees receivable that are reported at fair value	$5,255	$15,265
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$28
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$270	$559

As of December 31, 2015	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$8,560	$25,837
Aggregate fair value of loans and fees receivable that are reported at fair value	$6,353	$20,353
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$12	$31
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$374	$889

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2016	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2015
Aggregate unpaid principal balance of notes payable	$103,716	$106,956
Aggregate fair value of notes payable	$15,626	$20,970

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of June 30, 2016 and December 31, 2015, (2) the outstanding face amounts of structured financing notes secured by certain credit card receivables and reported at fair value as of June 30, 2016, and (3) the carrying amounts of the credit card receivables and restricted cash that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of June 30, 2016 and December 31, 2015.

	Carrying Amounts at Fair Value as of
	June 30, 2016	December 31, 2015
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2021), outstanding face amount of $103.7 million ($107.0 million as of December 31, 2015) bearing interest at a weighted average 5.8% interest rate (5.6% as of December 31, 2015), which is secured by credit card receivables and restricted cash aggregating $15.6 million ($21.0 million as of December 31, 2015) in carrying amount	$15.6	$21.0

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $15.6 million in fair value of the structured financing note in the above table is $15.6 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at June 30, 2016.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of June 30, 2016 and December 31, 2015 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2016	December 31, 2015
Revolving credit facilities at a weighted average rate equal to 4.8% (4.4% at December 31, 2015) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $110.1 million ($97.4 million at December 31, 2015)

Revolving credit facility (expiring October 4, 2017) (1)	$30.1	$28.9
Revolving credit facility (expiring October 29, 2017) (2) (3)	34.9	24.9
Amortizing facilities at a weighted average rate equal to 5.1% (5.4% at December 31, 2015) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $45.3 million ($41.6 million as of December 31, 2015)

Amortizing debt facility (expiring July 14, 2017) (2) (3)	35.0	23.0
Amortizing debt facility (repaid in June 2016) (2) (3)	—	9.2
Amortizing debt facility (expiring September 1, 2016) (2) (3)	3.6	4.0
Other facilities
Senior secured term loan to related parties (expiring November 22, 2016) that is secured by certain assets of the Company with an annual rate equal to 9.0% (4)	20.0	20.0
Total notes payable outstanding	$123.6	$110.0

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

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of $20.0 million. In November 2015, the agreement was amended to extend the maturity date of the term loan to November 22, 2016. All other terms remained unchanged. Additionally, on July 28, 2016, we obtained an additional term loan under the Loan and Security Agreement. As a result, the Loan and Security Agreement is fully drawn with $40.0 million outstanding as of July 28, 2016.

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

In June 2016 we repurchased $4.5 million aggregate principal amount of outstanding 5.875% convertible senior notes for $2.0 million plus accrued interest from unrelated third parties. The purchase resulted in a gain of $1.0 million (net of the notes' applicable share of deferred costs, which were written off in connection with the repurchases). Upon acquisition, the notes were retired.

In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. Subsequent to this redemption, only our 5.875% convertible senior notes remain outstanding.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2016	December 31, 2015
Face amount of 5.875% convertible senior notes	88,780	93,280
Discount	(26,877)	(28,497)
Net carrying value	$61,903	$64,783
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $128.6 million at June 30, 2016. We have never experienced a situation in which all borrowers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2016, CAR had unfunded outstanding floor-plan financing commitments totaling $9.4 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $10.0 million remains pledged as of June 30, 2016 to support various ongoing contractual obligations.  Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2016, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2022 and April 2017, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($1.4 million and $1.2 million as of June 30, 2016, respectively).

At December 31, 2015, we had an accrued liability of £3.4 million ($5.0 million) within our consolidated financial statements associated with a then-ongoing review by U.K. taxing authorities (HM Revenue and Customs or “HMRC”) of value-added tax ("VAT") filings made by one of our U.K. subsidiaries. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would be refunding VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. We subsequently received all of such refunds, and as such we reversed the £3.4 million ($5.0 million) of VAT review-related liabilities in the first quarter of 2016.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, "Leases" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

10.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to controlling interests	$277	$1,397	$4,830	$3,364
Denominator:
Basic (including unvested share-based payment awards) (1)	13,806	13,911	13,852	13,917
Effect of dilutive stock compensation arrangements (2)	66	5	71	4
Diluted (including unvested share-based payment awards) (1)	13,872	13,916	13,923	13,921
Net income attributable to controlling interests per common share—basic	$0.02	$0.10	$0.35	$0.24
Net income attributable to controlling interests per common share—diluted	$0.02	$0.10	$0.35	$0.24

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts are 249,665 and 236,107 for the three and six months ended June 30, 2016, respectively, compared to 428,597 and 428,039 for the three and six months ended June 30, 2015, respectively.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three and six months ended June 30, 2016 and 2015, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of June 30, 2016, 32,067 shares remained available for issuance under the ESPP and 504,933 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $0 and $37,000 in income tax-related charges to additional paid-in capital during the three and six months ended June 30, 2016, respectively with $0 and $75,000 in such charges for the three and six months ended June 30, 2015, respectively.

Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2016 and 2015, we granted 122,134 and 106,334 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.4 million and $0.3 million, respectively. We incurred expenses of $0.5 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively, related to restricted stock, restricted stock unit and stock option awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2016, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.3 million with a weighted-average remaining amortization period of 1.1 years.

Stock Options

When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	June 30, 2016
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	551,666	$2.80
Issued	886,000	$3.26
Exercised	(1,666)	$2.27
Cancelled/Forfeited	(6,000)	$3.04
Outstanding at June 30, 2016	1,430,000	$3.08	4.1	$169,000
Exercisable at June 30, 2016	394,995	$2.55	2.7	$141,797

We had $1.2 million and $0.1 million of unamortized deferred compensation costs associated with non-vested stock options as of June 30, 2016 and 2015, respectively.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 20-year operating history to support lenders who originate a range of consumer loan products under the brand, Fortiva. These products include Fortiva Retail Credit, Fortiva Personal Loans and Fortiva Credit Cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to offer Fortiva Retail Credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, educational services and home-improvements. Our flexible technology platform allows us to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. These products are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this "second-look" credit service. Additionally, we support lenders who market general purpose Fortiva Personal Loans and Fortiva Credit Cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and our retail partnerships. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs, from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services.

Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our Credit and Other Investments segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

Beyond these activities within our Credit and Other Investments segment, we invest in and service portfolios of credit card receivables. One of our portfolios of credit card receivables is encumbered by non-recourse structured financing, and for this portfolio our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolio are insufficient to allow for full repayment of the financing.
Additionally, we report within our Credit and Other Investments segment the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer.

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. Some of these investees have raised, and continue to seek, capital at valuations in excess of our associated book value. However, none of these companies are publicly-traded, there are no pending liquidity events, and ascribing value to these investments at this time would be speculative. Based on the performance and/or marketability of these investments in future periods, we could have material gains for our remaining ownership in these or other investment assets.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) point-of-sale and direct-to-consumer receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

We historically financed most of the credit card receivables originated through our platform through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates,” or leverage against credit card receivable assets, in the current asset-backed securitization markets is below pre-2008 levels. We do believe, however, that point-of-sale and direct-to-consumer receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) investments in additional financial assets associated with point-of-sale finance activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; (3) the repurchase of our convertible senior notes and other debt or our outstanding common stock; and (4) the servicing of receivables and related financial assets for third parties.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2016	2015	from 2015 to 2016
Total interest income	$21,522	$16,879	$4,643
Interest expense	(4,792)	(4,529)	(263)
Fees and related income on earning assets:
Fees on credit products	856	1,891	(1,035)
Changes in fair value of loans and fees receivable recorded at fair value	527	1,981	(1,454)
Changes in fair value of notes payable associated with structured financings recorded at fair value	939	(420)	1,359
Rental revenue	3,119	9,278	(6,159)
Other	437	21	416
Other operating income:
Servicing income	981	1,390	(409)
Other income	75	92	(17)
Gain on repurchase of convertible senior notes	1,037	—	1,037
Equity in income equity-method investee	325	707	(382)
Total	$25,026	$27,290	$(2,264)
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(6,140)	(9,991)	(3,851)
Provision for losses on loans and fees receivable recorded at net realizable value	10,811	5,961	(4,850)
Other operating expenses:
Salaries and benefits	6,181	4,322	(1,859)
Card and loan servicing	7,285	9,608	2,323
Marketing and solicitation	932	332	(600)
Depreciation, primarily related to rental merchandise	2,099	9,961	7,862
Other	2,928	4,261	1,333
Net income	273	1,396	(1,123)
Net loss attributable to noncontrolling interests	4	1	3
Net income attributable to controlling interests	277	1,397	(1,120)

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2016	2015	from 2015 to 2016
Total interest income	$39,762	$34,354	$5,408
Interest expense	(9,436)	(9,086)	(350)
Fees and related income on earning assets:
Fees on credit products	1,655	4,065	(2,410)
Changes in fair value of loans and fees receivable recorded at fair value	2,425	3,212	(787)
Changes in fair value of notes payable associated with structured financings recorded at fair value	2,104	(782)	2,886
Rental revenue	7,333	19,387	(12,054)
Other	248	88	160
Other operating income:
Servicing income	2,428	2,950	(522)
Other income	145	359	(214)
Gain on repurchase of convertible senior notes	1,037	—	1,037
Equity in income equity-method investee	1,327	1,782	(455)
Total	$49,028	$56,329	$(7,301)
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(11,051)	(20,363)	(9,312)
Provision for losses on loans and fees receivable recorded at net realizable value	15,542	9,129	(6,413)
Other operating expenses:
Salaries and benefits	11,913	8,442	(3,471)
Card and loan servicing	16,273	19,879	3,606
Marketing and solicitation	1,787	818	(969)
Depreciation, primarily related to rental merchandise	6,255	22,807	16,552
Other	2,629	11,433	8,804
Net income	4,825	3,362	1,463
Net loss attributable to noncontrolling interests	5	2	3
Net income attributable to controlling interests	4,830	3,364	1,466

Three and Six Months Ended June 30, 2016, Compared to Three and Six Months Ended June 30, 2015

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results reflect continued growth in our auto finance receivables, but primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $75.4 million as of June 30, 2015 to $162.7 million as of June 30, 2016. These increases were offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued growth in point-of-sale and direct-to-consumer receivables and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations over the next few quarters. Future periods' growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as continued growth within existing partnerships and continued growth within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historic credit card receivables will continue to offset some of the expected increases and could continue to result in overall net declines in interest income period over period if our investments in new receivable originations decline.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 7, “Notes Payable,” to our consolidated financial statements. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    declines in rental revenue as we significantly reduced rent-to-own originations in the fourth quarter of 2015 and for which we have discontinued new originations in 2016. We expect continued reductions in revenues associated with this product offering as existing rent-to-own contracts culminate with no new originations expected;

•	reductions in fees on receivables, associated with general net declines in credit card receivables; and

•	the effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below.

We expect a diminishing level of fee income for 2016 given expected future net liquidations of our credit card receivables. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, significant declines are expected in our rental revenue as existing rent-to-own contracts culminate with no new originations expected. Offsetting these declines is the aforementioned growth we are currently experiencing associated with point-of-sale, direct-to-consumer finance and credit card receivables with which we expect continued expansion throughout 2016.

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

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to credit card account closures and net credit card receivables portfolio liquidations. Absent portfolio acquisitions or continued growth with new credit card offerings and related receivables, we do not expect significant ancillary and interchange revenues in the future. Also included within our other income category are certain reimbursements we receive in respect of one of our portfolios.

Gain on repurchase of convertible senior notes. In June 2016 we repurchased $4.5 million aggregate principal amount of outstanding 5.875% convertible senior notes for $2.0 million plus accrued interest from unrelated third parties. The purchase resulted in a gain of $1.0 million (net of the notes' applicable share of deferred costs, which were written off in connection with the repurchases). Upon acquisition, the notes were retired.

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

Net recovery of losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our historical credit card receivables. Additionally, net losses in both periods reflect the effects of reimbursements received in respect of one of our portfolios. In the three and six months ended June 30, 2016 and 2015, these reimbursements exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts on future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three and six months ended June 30, 2016 and 2015 due to the previously mentioned growth associated with our receivables recorded at net realizable value. This increase reflects the effects of volume associated with point-of-sale, direct-to-consumer and credit card finance receivables (i.e., growth of new product receivables), rather than credit quality changes or deterioration. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and six months ended June 30, 2016, relative to the three and six months ended June 30, 2015, reflect the following:

•
reductions in card and loan servicing expenses in the three and six months ended June 30, 2016 when compared to the three and six months ended June 30, 2015 based on lower originations for our rent-to-own products as well as continued net liquidations in our credit card portfolios, the receivables of which declined from $70.7 million outstanding to $43.2 million outstanding at June 30, 2015 and June 30, 2016, respectively. These declines have been offset by expenses related to growth in point-of-sale and direct-to-consumer products, the receivables of which grew from $75.4 million outstanding to $162.7 million outstanding at June 30, 2015 and June 30, 2016, respectively;

•
decreases in depreciation primarily associated with declines in originations under our rent-to-own program which declined to $1.3 million and $4.7 million from $9.3 million and $21.6 million for the three and six months ended June 30, 2016 and 2015, respectively; and

•
decreases in other expenses due to the reversal of a £3.4 million ($5.0 million) reserve in the six months ended June 30, 2016. This reserve related to a review in the U.K. by HM Revenue and Customs ("HMRC") associated with filings by one of our U.K. subsidiaries to reclaim VAT that it paid on its inputs and that it believed were and are eligible to be reclaimed. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would be refunding VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. We subsequently received substantially all of such refunds, and as such we reversed the £3.4 million ($5.0 million) of VAT review-related liabilities in the first quarter of 2016.

Offsetting these declines are:

•
increases in salaries and benefit costs for the three and six months ended June 30, 2016 when compared to the three and six months ended June 30, 2015 resulting from growth in our new credit receivables and related activities;

•
increases in marketing costs for the three and six months ended June 30, 2016 as brand marketing expanded in late 2015 and in the first quarter of 2016. Offsetting some of this increase are decreases in marketing costs as the Fortiva point-of-sale and direct-to-consumer operations require less direct-to-consumer marketing expenses than traditional credit card operations. We expect that increased origination and brand marketing support will result in increases in period over period costs for the remainder of 2016; and

•	general increases in other expenses including receivables acquisition, risk management costs and third party costs associated with ongoing information technology upgrades.

A portion of our operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our credit card and auto finance loans and fees receivable levels. This trend is gradually reversing, however, as we continue to grow our earning assets (including loans and fees receivable) based principally on growth of point-of-sale receivables and to a lesser extent, growth within our CAR operations. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with growth in point-of-sale, direct-to-consumer and credit card product related operations. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced effective income tax expense rates of 70.6% and 15.1% for the three and six months ended June 30, 2016, respectively, compared to effective income tax expense rates of 50.8% and 19.6% for the three and six months ended June 30, 2015, respectively.  Our effective income tax expense rate for the three months ended June 30, 2016 differs from the statutory rate principally due to the significance of our accruals of interest and penalties on unpaid tax liabilities relative to our $0.9 million of pre-tax income during this period. Our effective income tax expense rate for the six months ended June 30, 2016 differs from the statutory rate principally due to the income of our U.K. subsidiary (1) that is not subject to tax in the U.S., and (2) the U.K. tax on which was fully offset by the release of U.K. valuation allowances.  Our effective income tax expense rate for the six months ended June 30, 2015 is significantly below statutory rates principally due to a favorable effective settlement we reached with the Internal Revenue Service (“IRS”) in February, 2015 relative to prior year accruals for uncertain tax positions and interest accruals thereon.

                We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and six months ended June 30, 2016, our income tax expense includes $0.2 million and $0.4 million, respectively, for income tax-related interest and penalties.  During the three and six months ended June 30, 2015, our income tax expense included $0.5 million and $0.7 million, respectively, accrued for income tax-related interest and penalties.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at June 30, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.1 million at June 30, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS or the courts, would eliminate the $7.3 million assessment and cause the reversal of the $3.1 million accrual we have made for interest and penalties thereon.

Credit and Other Investments Segment
     Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in the Fortiva Retail Credit ("point-of-sale" operations), Fortiva Personal Loan and Fortiva Credit Card receivables (collectively our "direct-to-consumer" operations) and our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include finance charges, fees and the accretion of discounts associated with the point-of-sale receivables.

We record (i) the finance charges, discount accretion and late fees assessed on our Credit and Other Investments segment receivables in the interest income - consumer loans, including past due fees category on our consolidated statements of operations, (ii) the rental revenue, over-limit, annual, activation, monthly maintenance, returned-check, cash advance and other fees in the fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our provision for losses on loans and fees receivable on our consolidated statements of operations (for all credit product receivables other than those for which we have elected the fair value option) and within losses upon charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

Depreciation expense associated with rental merchandise (totaling $1.3 million, $4.7 million, $9.4 million and $21.6 million for the three and six months ended June 30, 2016 and 2015, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations. We expect continued reductions in our depreciation of rental merchandise as existing rent-to-own contracts culminate with no new originations expected.

We historically have invested in receivables portfolios through subsidiary entities. If we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of equity-method investee category on our consolidated statements of operations.

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

Financial, operating and statistical data based on aggregate managed receivables are important to any evaluation of the performance of our credit portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables.  In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the portfolios.

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investee; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investee line items on our consolidated statements of operations totaling approximately $7.1 million for the three months ended June 30, 2016, $5.9 million for the three months ended March 31, 2016, $10.7 million for the three months ended December 31, 2015, $11.4 million for the three months ended September 30, 2015, $10.7 million for the three months ended June 30, 2015, $12.2 million for the three months ended March 31, 2015, $8.0 million for the three months ended December 31, 2014, and $2.7 million for the three months ended September 30, 2014. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

We at times have invested in credit card receivables portfolios at substantial discounts. In our managed basis statistical data, we apply a portion of these discounts against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into total yield in our managed basis statistical data using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component and the accretable yield component of our acquisition discount based on actual and projected future cash flows.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2016		2015				2014
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$201,406	$155,425	$152,528	$151,055	$142,338	$140,660	$157,145	$186,564
Percent 30 or more days past due	8.2%	9.7%	11.5%	10.5%	11.8%	10.1%	13.6%	11.2%
Percent 60 or more days past due	5.3%	7.1%	7.9%	7.2%	8.8%	7.5%	9.8%	8.3%
Percent 90 or more days past due	3.4%	5.1%	5.4%	5.0%	4.9%	5.4%	6.9%	5.8%
Average managed receivables	$188,128	$152,831	$152,983	$143,946	$139,401	$146,792	$173,553	$194,272
Total yield ratio	36.8%	35.4%	35.2%	41.3%	38.1%	38.3%	63.3%	42.6%
Combined gross charge-off ratio	14.9%	18.2%	16.8%	21.5%	17.4%	23.8%	21.4%	21.4%
Adjusted charge-off ratio	11.6%	14.1%	12.9%	16.5%	13.2%	19.2%	16.4%	17.7%

Managed receivables levels. The 2014 quarterly decline in our period-end and average managed receivables reflects the net liquidating state of our historical credit card receivables portfolios given the closure of substantially all credit card accounts underlying the portfolios. Nevertheless, because of the receivables growth we have experienced and expect to continue to experience over the coming quarters associated with the Fortiva finance offerings, we experienced overall quarterly growth throughout 2015 and into 2016. Managed receivables declines in the fourth quarter of 2014 were exaggerated by our distribution of certain assets to an unrelated third-party partner in a joint venture for its interest. Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer Fortiva operations. Based on this, we expect managed receivables levels to continue to grow modestly from current levels throughout 2016.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the receivables management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We measure the success of these efforts by measuring delinquency rates. These rates exclude receivables that have been charged off.

Given that the vast majority of credit card accounts related to our historical credit card receivables have been closed and there has been no significant new activity for these accounts in the past several quarters, we have noted declines in our delinquency statistics of our managed credit card receivables (when compared to the same quarters in prior period). Additionally, our historical credit card originations in the U.K. historically experienced higher than average delinquency rates. As these U.K. credit card receivables have substantially liquidated, the associated higher delinquencies no longer have a significant negative impact on our overall delinquency rates.

We expect our investment in the Fortiva point-of-sale and direct-to-consumer receivables to become a larger component of our managed receivables base, given the acceleration of growth in these products. Further, we expect our delinquency rates to increase slightly (when compared to periods during which credit cards made up a larger portion of our managed receivables) as the risk profiles (and thus expected returns) for these receivables are higher than that experienced under our current mix of largely mature credit card receivables underlying closed credit card accounts. Additionally, seasonal payment patterns on these receivables are similar to those experienced with our historical credit card originations and we expect those patterns to continue. For example, delinquency rates historically are lower in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers. Additionally benefiting our delinquency statistics is recent growth we experienced in the Fortiva point-of-sale and direct-to-consumer receivables which have not yet reached peak charge off periods.

Total yield ratio. As noted previously, the mix of our managed receivables has shifted away from certain higher-yielding credit card receivables. Those particular originated receivables traditionally had higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield ratios as well. Additionally, our total yield ratio has been adversely affected over the past several quarters by our Non-U.S. Acquired Portfolio acquisition. Its total yields are below average compared to our other portfolios although the impacts of this portfolio are declining as its receivables continue to liquidate.

Offsetting the historical impacts noted above is growth in our newer, higher yielding receivables, including point-of-sale receivables. While this growth has contributed to increases in our total yield ratio, we expect this growth will slow or even modestly reverse the trend of our declining charge-off rates as discussed above because we expect these receivables to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale receivables over the next few quarters which should continue to stabilize our yield consistent with what we experienced in the fourth quarter of 2015 and in the first two quarters of 2016.

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

Combined gross charge-off ratio and Adjusted charge-off ratio. We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due or 120 days past due for the point-of-sale and direct-to-consumer receivables. We charge off rent-to-own receivables and impair associated rental merchandise if the customer has not made a payment within the previous 90 days. However, if a customer makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Typically, we charge off receivables within 30 days of notification and confirmation of a consumer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Certain of our previously acquired credit card receivables have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these particular receivables relative to all of our other outstanding credit card receivables, as well as the longer weighted average age and maturity of our remaining managed receivables portfolio, all things being equal, one would expect reduced charge-off ratios for these receivables. However, this trend has been muted to some degree simply due to a change in the mix of our receivable balances due to growth within point-of-sale finance and direct-to-consumer receivables that have higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with credit card receivables originated in the U.K. The declines we experienced in the second quarter of 2015 and 2016 in both our combined and adjusted gross charge-off ratios were largely due to the seasonal beneficial impacts associated with customer payments experienced in the first quarter of each of those years. Additionally, negatively impacting the charge-off ratios in the first quarter of 2015 (and thus magnifying the decline in charge-off ratios noted in the second quarter) were higher than anticipated charge-offs associated with one of the retail channels we support. Our combined gross charge-off and adjusted charge-off ratios also benefited in the second quarter of 2016 from recent growth we experienced in point-of-sale and direct-to-consumer receivables which have not yet reached peak charge off periods.

The continued growth in the Fortiva point-of-sale and direct-to-consumer receivables continues to result in higher charge-off ratios than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on the Fortiva point-of-sale and direct-to-consumer receivables, offset by lower charge offs associated with historical credit card receivables originated in the U.K. due to the continued liquidation of these receivables, (3) the low charge-off ratios experienced in the second quarter of 2015 and 2016 as discussed above and (4) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute some of the aforementioned impacts.

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

Collectively, as of June 30, 2016, we served more than 570 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2016		2015				2014
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$80,903	$78,415	$77,833	$75,428	$78,342	$73,371	$69,832	$68,102
Percent 30 or more days past due	12.3%	10.2%	14.0%	13.3%	13.5%	10.7%	14.5%	14.3%
Percent 60 or more days past due	4.2%	4.5%	5.5%	5.3%	5.6%	4.4%	5.5%	5.7%
Percent 90 or more days past due	1.7%	2.3%	2.5%	2.6%	2.5%	2.1%	2.5%	2.7%
Average managed receivables	$80,213	$78,122	$76,413	$75,987	$77,182	$72,258	$68,418	$66,428
Total yield ratio	38.0%	37.3%	38.3%	38.2%	37.6%	39.2%	39.1%	39.2%
Combined gross charge-off ratio	3.1%	2.7%	3.3%	3.0%	1.9%	0.5%	4.7%	2.2%
Recovery ratio	1.5%	1.3%	1.6%	1.3%	0.6%	1.5%	3.3%	1.5%

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

Delinquencies.  Current delinquency levels we are experiencing represent what we would expect going forward with some marginal increases noted within the overall buy-here pay-here market. Delinquency rates historically are lower in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.   Second quarter 2016 delinquency rates were positively impacted by higher than anticipated customer payments experienced in the first quarter of 2016. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The rise in our combined gross charge-off ratio in the fourth quarter of 2014 was due to specific dealer related losses that accounted for substantially all of the increase for the quarter, offset slightly by better than anticipated recoveries. Similarly, in the fourth quarter of 2015 we experienced specific dealer related losses that increased our charge-off ratio for that quarter. First and second quarter 2016 combined gross charge-off ratios reflect the lower delinquency rates we have experienced thus far in 2016 relative to the same periods in 2015. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio as was seen in the fourth quarters of 2014 and 2015. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer's risk characteristics adversely change. Significantly all charge offs we experienced in the first and second quarters of 2015 were offset by available dealer reserves resulting in lower charge-off ratios for those periods. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Definitions of Financial, Operating and Statistical Measures
Total yield ratio. Represents an annualized fraction, the numerator of which includes all finance charge and late fee income billed on all outstanding receivables, plus credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of credit card receivables, plus ancillary income, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, plus gains (or less losses) on debt repurchases and other activities within our Credit and Other Investments segment less any adjustments to finance and fee billings, and the denominator of which is average managed receivables.
Combined gross charge-off ratio. Represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations), and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.
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

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

As discussed elsewhere in this Report, we incur a significant level of costs associated with a fixed infrastructure that had been designed to support our significant legacy credit card operations. Our infrastructure costs are still somewhat elevated, and while we had in the past been focused on cost reduction, our primary focus now is on growing the point-of-sale, direct-to-consumer and credit card receivables so that our revenues from these investments can cover our infrastructure costs and return us to consistent profitability. Increases in new and existing retail partnerships have resulted in quarterly growth of total managed receivables levels subsequent to the end of 2014, and we expect this growth to continue in the coming quarters.

Accordingly, we will continue to focus in the coming quarters on (i) containing costs (as opposed to our previous focus on reducing expenses) (ii) obtaining new retail partners to continue growth of the point-of-sale receivables (iii) continuing growth in direct-to-consumer and credit card receivables and (iv) obtaining the funding necessary to meet capital needs required by the growth of our receivables and to cover our infrastructure costs until our receivables investments generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. As such, the only facilities that could represent significant refunding or refinancing needs as of June 30, 2016 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 29, 2017) that is secured by certain receivables and restricted cash	$34.9
Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	30.1
Senior secured term loan from related parties (expiring November 22, 2016) that is secured by certain assets of the Company with an annual interest rate equal to 9.0% (1)	20.0
Total	$85.0

(1) On July 28, 2016, we borrowed an additional $20.0 million under this loan agreement.

Further details concerning the above debt facilities are provided in Note 7, “Notes Payable,” and Note 8, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at June 30, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.1 million at June 30, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS or the courts, would eliminate the $7.3 million assessment and cause the reversal of the $3.1 million accrual we have made for interest and penalties thereon.
At June 30, 2016, we had $30.4 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2016 are as follows:

•
During the six months ended June 30, 2016, we generated $12.7 million of cash flows from operations compared to the use of $10.2 million of cash flows from operations during the six months ended June 30, 2015. The increase in cash provided by operating activities was principally related to 1) reductions in purchases of rental merchandise associated with point-of-sale finance operations, 2) cost reductions associated with card and loan servicing, 3) collections associated with reimbursements received in respect of one of our portfolios, and 4) the timing of payment associated with accrued liabilities. These increases in cash provided by operating activities were offset by decreases in collections associated with our credit card finance charge receivables in the six months ended June 30, 2016 relative to the same period in 2015, given diminished receivables levels.

•
During the six months ended June 30, 2016, we used $40.0 million of cash from our investing activities, compared to generating $20.0 million of cash from investing activities during the six months ended June 30, 2015.  This decrease is primarily due to increasing levels of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2015 and the shrinking size of our liquidating credit card receivables and corresponding payments from consumers. Offsetting these declines are the subsequent cash returns on our increasing investments in point-of-sale and direct to consumer receivables as well as reductions in our restricted cash levels, both of which contributed positively to our cash generated from investing activities.

•
During the six months ended June 30, 2016, we generated $7.6 million of cash in financing activities, compared to our use of $3.3 million of cash in financing activities during the six months ended June 30, 2015. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both periods are borrowings associated with point-of-sale and direct-to-consumer receivables, net of repayments on those facilities.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale, direct-to-consumer finance and credit card operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized as of June 30, 2016 to repurchase an additional 4,951,774 shares of our common stock through June 30, 2018.

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

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within those loans and fees receivable that we do not report at fair value. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected.

Revenue Recognition for Rental Merchandise

In our rent-to-own channel, contracts with consumers typically provide for 26, non-refundable, bi-weekly rental payments over a period of 12 months. The customer can take ownership of the merchandise by exercising a purchase option or making all required rental payments. We accrue periodic billed rental amounts (net of allowances for uncollectible billings) into revenues over the rental period to which the billed amounts relate, and we defer recognition in revenues of any advanced customer rental payments until the rental period in which they are properly recognizable under the terms of the contract. Additionally, we do not recognize a receivable for future periods' rental obligations due to us from consumers as consumers can terminate their rental agreements at any time with no further obligation to us, other than the return of rental merchandise.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the six months ended June 30, 2016 and 2015, we received $130,372 and $101,358, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of $20.0 million. In November 2015, the agreement was amended to extend the maturity date of the term loan to November 22, 2016. All other terms remained unchanged. Additionally, on July 28, 2016, we obtained an additional term loan under the Loan and Security Agreement. As a result, the Loan and Security Agreement is fully drawn with $40.0 million outstanding as of July 28, 2016.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the effects of credit decisions; changes in collection programs and practices; changes in the credit quality and fair value of our receivables and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products utilizing our services, and merchants that participate in the Fortiva point-of-sale finance operations; actions by the IRS and the related impact to our interest and penalty accruals; the performance of investments that we have made; operating expenses; the performance of our Auto Finance segment; our plans in the U.K.; the impact of our investments in receivables on our financial performance; the sufficiency of available capital; the prospect for improvements in the capital and finance markets; future interest costs; sources of funding operations and acquisitions; growth and profitability of the point-of-sale finance operations; our ability to raise funds or renew financing facilities; share repurchases or issuances; debt retirement; the results associated with our equity-method investee; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.
Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the availability of adequate financing to support growth;

•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;

•	current and future litigation and regulatory proceedings against us;

•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;

•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;

•	the adequacy of our allowances for uncollectible loans and fees receivable and estimates of loan losses used within our risk management and analyses;

•	the possible impairment of assets;

•	our ability to manage costs in line with the expansion or contraction of our various business lines;

•
our relationship with (i) the merchants that participate in point-of-sale finance operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services; and

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2016, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending legal proceedings that are expected to be material to us.

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

Our Cash Flows and Net Income Are Dependent Upon Payments from Our Investments in Receivables

The collectibility of our investments in receivables is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which consumers repay their accounts or become delinquent, and the rate at which consumers borrow funds.  Deterioration in these factors, which we have experienced over the past few years, adversely impacts our business.  In addition, to the extent we have over-estimated collectibility, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

Our portfolio of receivables is not diversified and originates from consumers whose creditworthiness is considered sub-prime. Historically, we have invested in receivables in one of two ways—we have either (i) invested in receivables originated by lenders who utilize our services or (ii) invested in or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has negatively impacted and may in the future negatively impact, our performance. Our various past and current losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on receivables, particularly for such assets that we report based on fair value. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, servicing costs, and discount rates. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquencies and losses could cause our net income to be lower than expected. Similarly, levels of loss and delinquency can result in our being required to repay lenders earlier than expected, thereby reducing funds available to us for future growth. Because all of the credit card receivables structured financing facilities are now in amortization status—which for us generally means that the only meaningful cash flows that we are receiving with respect to the credit card receivables that are encumbered by such structured financing facilities are those associated with our contractually specified fee for servicing the receivables—recent payment and default trends have substantially reduced the cash flows that we receive from these receivables.

Due to our relative lack of historical experience with Internet consumers, we may not be able to evaluate their creditworthiness. We have less historical experience with respect to the credit risk and performance of receivables owed by consumers acquired over the Internet. As a result, we may not be able to target and evaluate successfully the creditworthiness of these potential consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing products.

We Are Substantially Dependent Upon Borrowed Funds to Fund Receivables We Purchase

We finance receivables that we acquire in large part through financing facilities. All of our financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, some of our facilities currently are in amortization stages (and are not allowing for the funding of any new loans) based on their original terms.  The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain.

If additional financing facilities are not available in the future on terms we consider acceptable—an issue that has been made even more acute in the U.S. given recent regulatory changes that have reduced asset-level returns on credit card lending—we will not be able to purchase additional credit card receivables and those receivables will continue to contract in size.

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from credit card issuers and other sources of consumer financing, access to funding, and the timing and extent of our receivable purchases.

Despite our recent purchases of credit card receivables, our credit card receivables currently are contracting. The amount of our credit card receivables is a product of a combination of factors, many of which are not in our control. Factors include:

•	the availability of funding on favorable terms;

•	our relationships with the banks that issue credit cards;

•	the degree to which we lose business to competitors;

•	the level of usage of Fortiva credit products by consumers;

•	the availability of portfolios for purchase on attractive terms;

•	levels of delinquencies and charge offs;

•	the level of costs of acquiring new receivables;

•	our ability to employ and train new personnel;

•	our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

•	general economic and other factors beyond our control.

Reliance upon relationships with a few large retailers in the Fortiva point-of-sale finance operations may adversely affect our revenues and operating results from these operations.  Our three largest retail partners accounted for over 45.0% of our point-of-sale finance revenue in 2015.  Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ revenue from a relatively small number of partners in the future.  If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect receivables, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect the ability or willingness of lenders who utilize our technology platform and related services to market credit products and services to consumers. Also, the accounting rules that apply to our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of receivables more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which the credit products we service are originated are subject to the jurisdiction of federal, state and local government authorities, including the CFPB, the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices and the practices of issuing banks, including the terms of products, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries. If as part of these reviews the regulatory authorities conclude that we or issuing banks are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected consumers. They also could require us or issuing banks to stop offering some credit products or obtain licenses to do so, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks that originate credit products using our platform, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to generate new receivables and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the CFPB, the FDIC, the FTC or any other regulator requires us or issuing banks to change any practices, the correction of such deficiencies or violations, or the making of such changes, could have a material adverse effect on our financial condition, results of operations or business. In addition, whether or not these practices are modified when a regulatory or enforcement authority requests or requires, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the banks that originate credit products utilizing our platform in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

We are dependent upon banks to issue credit cards and provide certain other credit products utilizing our technology platform and related services. We acquire receivables generated by banks from credit cards that they have issued and other products, and their regulators could at any time limit their ability to issue some or all of these products that we service, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to acquire new receivables or help develop other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks might result in the bank’s inability or unwillingness to originate future credit products in collaboration with us. In the current state, such a disruption of our issuing bank relationships principally would adversely affect our ability to grow our investments in the point-of-sale and direct-to-consumer receivables.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently adopted significant changes to a number of practices through its issuance of regulations. Additionally, the CFPB is expected to be an active issuer of credit-related regulations in the near-term, and the scope and nature of those potential regulations are unknown. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain credit products within the U.S. Changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

•	we may be required to credit or refund previously collected amounts;

•	certain fees and finance charges could be limited, prohibited or restricted, which would reduce the profitability of certain investments in receivables;

•	certain collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;

•	limitations on our ability to recover on charged-off receivables regardless of any act or omission on our part;

•	some credit products and services could be banned in certain states or at the federal level;

•
federal or state bankruptcy or debtor relief laws could offer additional protections to consumers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and

•	a reduction in our ability or willingness to invest in receivables arising under loans to certain consumers, such as military personnel.

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

Most of the states that regulate rent-to-own transactions have enacted disclosure laws that require rent-to-own companies to disclose to their consumers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as lease fees paid in excess of the “retail” price of the goods.

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

Receivables included in purchased portfolios are likely to have been originated using credit criteria different from the criteria of issuing bank partners that have originated accounts utilizing our technology platform. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge-off rates than the receivables previously originated and purchased by us. These receivables also may earn different interest rates and fees as compared to other similar receivables in our receivables portfolio. These variables could cause our reported managed receivables data to fluctuate substantially in future periods making the evaluation of our business more difficult.

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

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards ourselves. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships to provide for the issuance of credit cards to consumers. Even if we obtain a bank charter, there may be restrictions on the types of credit that the bank may extend. Our various issuing bank agreements have scheduled expiration dates. If we are unable to extend or execute new agreements with our issuing banks at the expirations of our current agreements with them, or if our existing or new agreements with our issuing banks were terminated or otherwise disrupted, there is a risk that we would not be able to enter into agreements with an alternate issuer on terms that we consider favorable or in a timely manner without disruption of our business.

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

We face heightened levels of economic risk associated with new investment activities.  We recently have made a number of investments in businesses that are not directly related to our traditional servicing and receivables financing activities to, or associated with, the underserved consumer credit market.  In addition, some of these investments that we have made and may make in the future are or will be in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control.  We make only those investments we believe have the potential to provide a favorable return. However, because some of the investments are outside of our core areas of expertise, they entail risks beyond those described elsewhere in this Report.  As occurred with respect to certain such investments in 2012 and 2011, these risks could result in the loss of part or all of our investments.

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

Unauthorized or unintentional disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation, and civil and criminal penalties.  To conduct our business, we are required to manage, use, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding consumers across all operations areas. We also depend on our IT networks and systems, and those of third parties, to process, store, and transmit this information. As a result, we are subject to numerous U.S. federal and state laws designed to protect this information. Security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information.

We take a number of measures to ensure the security of our hardware and software systems and customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect data being breached or compromised. In the past, banks and other service providers have been the subject of sophisticated and highly targeted attacks on their information technology. An increasing number of websites have reported breaches of their security.

If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. We do not maintain cyber-security insurance liability coverage and as such we are exposed to the financial risk and losses associated with such incidents.  Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws.  Further, under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines. Security breaches could also harm our reputation, which could potentially cause decreased revenues, the loss of existing merchant credit partners, or difficulty in adding new merchant credit partners.

Internet and data security breaches also could impede us from originating loans over the Internet, cause us to lose consumers or otherwise damage our reputation or business.  Consumers generally are concerned with security and privacy, particularly on the Internet.  As part of our growth strategy, we have enabled lenders to originate loans over the Internet. The secure transmission of confidential information over the Internet is essential to maintaining customer confidence in such products and services offered online.

Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect our client or consumer application and transaction data transmitted over the Internet.  In addition to the potential for litigation and civil penalties described above, security breaches could damage our reputation and cause consumers to become unwilling to do business with our clients or us, particularly over the Internet. Any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to service our clients' needs over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online.

Also, a party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.

Regulation in the areas of privacy and data security could increase our costs.  We are subject to various regulations related to privacy and data security/breach, and we could be negatively impacted by these regulations. For example, we are subject to the safeguards guidelines under the Gramm-Leach-Bliley Act. The safeguards guidelines require that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Broad-ranging data security laws that affect our business also have been adopted by various states. Compliance with these laws regarding the protection of consumer and employee data could result in higher compliance and technology costs for us, as well as potentially significant fines and penalties for non-compliance. Further, there are various other statutes and regulations relevant to the direct email marketing, debt collection and text-messaging industries including the Telephone Consumer Protection Act. The interpretation of many of these statutes and regulations is evolving in the courts and administrative agencies and an inability to comply with them may have an adverse impact on our business.

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and as many as 48 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring varying levels of consumer notification in the event of a security breach.

Also, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations that, if adopted, could further restrict how we collect, use, share and secure consumer information, which could impact some of our current or planned business initiatives.

Unplanned system interruptions or system failures could harm our business and reputation.  Any interruption in the availability of our transactional processing services due to hardware and operating system failures will reduce our revenues and profits. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential consumers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our websites or services, and could permanently harm our reputation.

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
As of June 30, 2016, Atlanticus Holdings Corporation had outstanding: $73.5 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $39.5 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, "Notes Payable," to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of June 30, 2016, our subsidiaries had total liabilities of approximately $155.1 million (including the $73.5 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

Note Regarding Risk Factors

The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, also may adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occurs, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock or other securities could decline, and you could lose part or all of your investment.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHSES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
April 1- April 30	—	$—	—	4,792,760
May 1 - May 31	75,229	$3.00	75,229	5,000,000
June 1 - June 30	48,226	$3.07	48,226	4,951,774
Total	123,455	$3.03	123,455	4,951,774

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 207 such shares returned to us during the three months ended June 30, 2016.

(2)
Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2018. Share repurchases in May of 2016 were completed prior to this authorization and thus were included under the then-existing share repurchase program. The previous share repurchase plan authorized by our Board of Directors on May 9, 2014 expired on June 30, 2016.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1	Atlanticus Holdings Corporation Amended and Restated 2014 Equity Incentive Plan	April 15, 2016, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2	Form of Restricted Stock Agreement for Directors	May 18, 2016, Form 8-K, exhibit 10.2
10.3	Form of Restricted Stock Agreement for Employees	May 18, 2016, Form 8-K, exhibit 10.3
10.4	Form of Nonqualified Stock Option Agreement for Directors	May 18, 2016, Form 8-K, exhibit 10.4
10.5	Form of Nonqualified Stock Option Agreement for Employees	May 18, 2016, Form 8-K, exhibit 10.5
10.6	Form of Restricted Stock Unit Agreement for Directors	May 18, 2016, Form 8-K, exhibit 10.6
10.7	Form of Restricted Stock Unit Agreement for Employees	May 18, 2016, Form 8-K, exhibit 10.7
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

August 15, 2016	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)