Form 10-Q
period 2016-09-30
Atlanticus Holdings Corp
filed 2016-11-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2016

of
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

As of November 4, 2016, 13,912,652 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30, 2016	December 31, 2015
Assets
Unrestricted cash and cash equivalents	$58,720	$51,033
Restricted cash and cash equivalents	17,229	20,547
Loans and fees receivable:
Loans and fees receivable, at fair value	18,445	26,706
Loans and fees receivable, gross	264,327	180,144
Allowances for uncollectible loans and fees receivable	(34,643)	(21,474)
Deferred revenue	(21,216)	(16,721)
Net loans and fees receivable	226,913	168,655
Rental merchandise, net of depreciation	128	4,666
Property at cost, net of depreciation	4,049	5,686
Investment in equity-method investee	7,683	10,123
Deposits	530	825
Prepaid expenses and other assets	20,578	19,194
Total assets	$335,830	$280,729
Liabilities
Accounts payable and accrued expenses	$76,309	$51,722
Notes payable, at face value	117,908	90,000
Notes payable to related parties	40,000	20,000
Notes payable associated with structured financings, at fair value	14,367	20,970
Convertible senior notes	62,030	64,783
Income tax liability	17,819	22,303
Total liabilities	328,433	269,778
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,369,085 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at September 30, 2016; and 15,332,041 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2015	—	—
Additional paid-in capital	211,165	211,083
Accumulated other comprehensive loss	—	(600)
Retained deficit	(203,759)	(199,524)
Total shareholders’ equity	7,406	10,959
Noncontrolling interests	(9)	(8)
Total equity	7,397	10,951
Total liabilities and equity	$335,830	$280,729

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Consumer loans, including past due fees	$24,053	$16,863	$63,663	$51,175
Other	36	10	188	52
Total interest income	24,089	16,873	63,851	51,227
Interest expense	(5,257)	(4,653)	(14,693)	(13,739)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	18,832	12,220	49,158	37,488
Fees and related income on earning assets	75	16,677	13,840	42,647
Net recovery of charge off of loans and fees receivable recorded at fair value	1,556	8,375	12,607	28,738
Provision for losses on loans and fees receivable recorded at net realizable value	(17,470)	(8,876)	(33,012)	(18,005)
Net interest income, fees and related income on earning assets	2,993	28,396	42,593	90,868
Other operating income:
Servicing income	885	1,124	3,313	4,074
Other income	69	76	214	435
Gain on repurchase of convertible senior notes	—	—	1,037	—
Equity in income of equity-method investee	629	431	1,956	2,213
Total other operating income	1,583	1,631	6,520	6,722
Other operating expense:
Salaries and benefits	6,329	4,700	18,242	13,142
Card and loan servicing	7,027	9,749	23,300	29,628
Marketing and solicitation	587	711	2,374	1,529
Depreciation, primarily related to rental merchandise	794	10,372	7,049	33,179
Other	3,570	4,969	6,199	16,402
Total other operating expense	18,307	30,501	57,164	93,880
(Loss) income before income taxes	(13,731)	(474)	(8,051)	3,710
Income tax benefit	4,666	903	3,811	81
Net (loss) income	(9,065)	429	(4,240)	3,791
Net loss attributable to noncontrolling interests	—	4	5	6
Net (loss) income attributable to controlling interests	$(9,065)	$433	$(4,235)	$3,797
Net (loss) income attributable to controlling interests per common share—basic	$(0.65)	$0.03	$(0.31)	$0.27
Net (loss) income attributable to controlling interests per common share—diluted	$(0.65)	$0.03	$(0.31)	$0.27

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(9,065)	$429	$(4,240)	$3,791
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	(283)	—	(143)
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	—	—	600	1,535
Income tax benefit (expense) related to other comprehensive (loss) income	—	97	—	(422)
Comprehensive (loss) income	(9,065)	243	(3,640)	4,761
Comprehensive loss attributable to noncontrolling interests	—	4	5	6
Comprehensive (loss) income attributable to controlling interests	$(9,065)	$247	$(3,635)	$4,767

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Nine Months Ended September 30, 2016 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	15,332,041	$—	$211,083	$(600)	$(199,524)	$(8)	$10,951
Stock options exercises and proceeds related thereto	1,666	—	4	—	—	—	4
Compensatory stock issuances, net of forfeitures	321,601	—	—	—	—	—	—
Contributions from owners of noncontrolling interests	—	—	—	—	—	4	4
Amortization of deferred stock-based compensation costs	—	—	984	—	—	—	984
Redemption and retirement of shares	(286,223)	—	(869)	—	—	—	(869)
Tax effects of stock-based compensation plans	—	—	(37)	—	—	—	(37)
Other comprehensive (loss) income	—	—	—	600	(4,235)	(5)	(3,640)
Balance at September 30, 2016	15,369,085	$—	$211,165	$—	$(203,759)	$(9)	$7,397

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities
Net (loss) income	$(4,240)	$3,791
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of rental merchandise	5,172	31,470
Depreciation, amortization and accretion, net	1,877	1,517
Losses upon charge off of loans and fees receivable recorded at fair value	4,647	6,364
Provision for losses on loans and fees receivable	33,012	18,005
Interest expense from accretion of discount on convertible senior notes	385	357
Income from accretion of discount associated with receivables purchases	(30,662)	(29,650)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(2,931)	(5,878)
Income from equity-method investments	(1,956)	(2,213)
Gain on repurchase of convertible senior notes	(1,037)	—
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(2,782)	(993)
Decrease in income tax liability	(4,521)	(852)
Decrease in deposits	295	602
Increase in accounts payable and accrued expenses	28,555	5,231
Additions to rental merchandise	(634)	(26,522)
Other	(475)	(8,399)
Net cash provided by (used in) operating activities	24,705	(7,170)
Investing activities
Decrease in restricted cash	3,252	1,258
Proceeds from equity-method investee	4,396	6,729
Investments in earning assets	(286,654)	(203,041)
Proceeds from earning assets	222,606	207,848
Purchases and development of property, net of disposals	(244)	(835)
Net cash (used in) provided by investing activities	(56,644)	11,959
Financing activities
Noncontrolling interests contributions (distributions), net	4	(2)
Proceeds from exercise of stock options	4	8
Purchase and retirement of outstanding stock	(869)	(178)
Proceeds from borrowings	156,865	130,614
Repayment of borrowings	(115,245)	(136,374)
Net cash provided by (used in) financing activities	40,759	(5,932)
Effect of exchange rate changes on cash	(1,133)	(546)
Net increase (decrease) in unrestricted cash	7,687	(1,689)
Unrestricted cash and cash equivalents at beginning of period	51,033	39,925
Unrestricted cash and cash equivalents at end of period	$58,720	$38,236
Supplemental cash flow information
Cash paid for interest	$15,390	$14,805
Net cash income tax payments	$710	$777
Supplemental non-cash information
Issuance of stock options and restricted stock	$2,310	$509
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2016 and 2015

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

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partners to originate consumer loans through multiple channels, including retail point-of-sale, direct mail solicitation, on-line and partnerships. Currently, these products are all offered under the Fortiva brand. In the retail credit (the "point-of-sale" operations) channel, we partner with retailers and service providers in various industries across the United States ("U.S.") to enable them to provide credit to their customers for the purchase of goods and services. These services of our lending partners, are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this "second look" credit service in various industries across the U.S. Additionally, we support lenders who market general purpose personal loans and credit cards (collectively, the "direct-to-consumer" operations) directly to consumers through additional channels enabling them to reach consumers through a diverse origination platform which includes direct mail, Internet-based marketing and through partnerships. Using our infrastructure and technology platform, we also provide loan servicing activities, including risk management and customer service outsourcing for third parties.
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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation as of September 30, 2016. Some of these investees have raised, and continue to seek, capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no pending liquidity events, and ascribing value to these investments at this time would be speculative.

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

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value; these estimates likewise affect the changes in these amounts reflected within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses have a significant effect on loans and fees receivable, net, as shown on our consolidated balance sheets, as well as on the provision for losses on loans and fees receivable within our consolidated statements of operations.

We have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Loans and Fees Receivable

Our loans and fees receivable include:  (1) loans and fees receivable, net; (2) loans and fees receivable, at fair value; and (3) loans and fees receivable pledged as collateral under structured financings, at fair value.

As of September 30, 2016 and September 30, 2015, the weighted average remaining accretion period for the $21.2 million and $16.3 million, respectively, of deferred revenue reflected in the above tables was 10 months and 11 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.1)	$(2.0)	$(21.1)	$(24.2)
Provision for loan losses	0.1	(0.7)	(16.9)	(17.5)
Charge offs	0.5	0.8	6.9	8.2
Recoveries	(0.5)	(0.2)	(0.4)	(1.1)
Balance at end of period	$(1.0)	$(2.1)	$(31.5)	$(34.6)

For the Nine Months Ended September 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)
Provision for loan losses	0.7	(2.1)	(31.6)	(33.0)
Charge offs	1.5	2.5	20.1	24.1
Recoveries	(2.0)	(0.8)	(1.4)	(4.2)
Balance at end of period	$(1.0)	$(2.1)	$(31.5)	$(34.6)

As of September 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.4)	$(0.3)	$(0.7)
Balance at end of period collectively evaluated for impairment	$(1.0)	$(1.7)	$(31.2)	$(33.9)
Loans and fees receivable:
Loans and fees receivable, gross	$6.1	$74.2	$184.0	$264.3
Loans and fees receivable individually evaluated for impairment	$—	$0.6	$0.3	$0.9
Loans and fees receivable collectively evaluated for impairment	$6.1	$73.6	$183.7	$263.4

For the Three Months Ended September 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.5)	$(1.3)	$(13.5)	$(16.3)
Provision for loan losses	(0.3)	(0.8)	(7.8)	(8.9)
Charge offs	0.9	0.8	4.4	6.1
Recoveries	(0.2)	(0.2)	(0.2)	(0.6)
Balance at end of period	$(1.1)	$(1.5)	$(17.1)	$(19.7)

For the Nine Months Ended September 30, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Provision for loan losses	(1.2)	(1.4)	(15.4)	(18.0)
Charge offs	3.2	1.7	15.3	20.2
Recoveries	(0.4)	(0.6)	(0.9)	(1.9)
Balance at end of period	$(1.1)	$(1.5)	$(17.1)	$(19.7)

As of December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(1.3)	$(1.4)
Balance at end of period collectively evaluated for impairment	$(1.2)	$(1.6)	$(17.3)	$(20.1)
Loans and fees receivable:
Loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$1.5	$1.7
Loans and fees receivable collectively evaluated for impairment	$5.2	$75.8	$97.4	$178.4

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of September 30, 2016 and December 31, 2015 is as follows:

Balance at September 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.1	$6.3	$7.2	$13.6
60-89 days past due	0.2	2.1	5.3	7.6
90 or more days past due	0.4	1.4	9.0	10.8
Delinquent loans and fees receivable, gross	0.7	9.8	21.5	32.0
Current loans and fees receivable, gross	5.4	64.4	162.5	232.3
Total loans and fees receivable, gross	$6.1	$74.2	$184.0	$264.3
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.1	$—	$1.1

Balance at December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$6.9	$4.4	$11.5
60-89 days past due	0.1	2.2	3.1	5.4
90 or more days past due	0.4	1.8	6.5	8.7
Delinquent loans and fees receivable, gross	0.7	10.9	14.0	25.6
Current loans and fees receivable, gross	4.5	65.1	84.9	154.5
Total loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Income Taxes

We experienced effective income tax benefit rates of 34.0% and 47.3% for the three and nine months ended September 30, 2016, respectively, compared to an effective income tax expense rate of 190.5% and a negative effective income tax expense rate of 2.2% for the three and nine months ended September 30, 2015, respectively.  Our effective income tax benefit rate for the three months ended September 30, 2016 is below the statutory rate principally due to our accruals of interest and penalties on unpaid tax liabilities relative to our $13.7 million of pre-tax loss during this period. Our effective income tax benefit rate for the nine months ended September 30, 2016 is above the statutory rate principally due to the income of our U.K. subsidiary (1) that is not subject to tax in the U.S., and (2) the U.K. tax on which was fully offset by the release of U.K.

valuation allowances.  Our negative effective income tax expense rate for the nine months ended September 30, 2015 differs significantly from the statutory rate principally as a result of (1) the release of prior year accruals for uncertain tax positions and interest thereon due to a favorable effective settlement with the Internal Revenue Service (“IRS”) that we reached in February 2015 with respect to our 2012 tax year and the expiration of the statute of limitations for our 2011 tax year, and (2) our reversal of a portion of the interest and penalty accruals on tax liability assessments associated with our 2007 and 2008 IRS audits. With the exception of the February 2015 effective settlement with the IRS, the above factors likewise contributed to our negative effective income tax expense rate for the three months ended September 30, 2015.

                As noted above, we report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and nine months ended September 30, 2016, our income tax expense includes $0.2 million and $0.6 million, respectively, accrued for income tax-related interest and penalties.  During the three and nine months ended September 30, 2015, our income tax expense included $0.0 million and $0.7 million, respectively, accrued for income tax-related interest and penalties.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at September 30, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.3 million at September 30, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS or the courts, would eliminate the $7.3 million assessment and cause the reversal of the $3.3 million accrual we have made for interest and penalties thereon. We have been informed that the IRS intends to deny our amended return claims. Once we receive their formal disallowance, we plan to protest the disallowance with IRS Appeals, and in litigation should we not receive favorable resolution of the matter with IRS Appeals.  As is customary, the IRS has filed a lien in respect of their assessment.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fees on credit products	$944	$1,759	$2,599	$5,824
Changes in fair value of loans and fees receivable recorded at fair value	(1,857)	1,307	568	4,519
Changes in fair value of notes payable associated with structured financings recorded at fair value	259	2,141	2,363	1,359
Rental revenue	758	9,378	8,091	28,765
Other	(29)	2,092	219	2,180
Total fees and related income on earning assets	$75	$16,677	$13,840	$42,647

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after September 30, 2016, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both September 30, 2016 and December 31, 2015, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the nine months ended September 30, 2016 and 2015 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$16,701	$7,352	$24,053
Other	36	—	36
Total interest income	16,737	7,352	24,089
Interest expense	(4,944)	(313)	(5,257)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$11,793	$7,039	$18,832
Fees and related income on earning assets	$92	$(17)	$75
Servicing income	$645	$240	$885
Gain on repurchase of convertible senior notes	$—	$—	$—
Depreciation of rental merchandise	$(458)	$—	$(458)
Equity in income of equity-method investee	$629	$—	$629
(Loss) income before income taxes	$(15,709)	$1,978	$(13,731)
Income tax benefit (expense)	$5,296	$(630)	$4,666

Nine months ended September 30, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$42,018	$21,645	$63,663
Other	188	—	188
Total interest income	42,206	21,645	63,851
Interest expense	(13,735)	(958)	(14,693)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$28,471	$20,687	$49,158
Fees and related income on earning assets	$13,761	$79	$13,840
Servicing income	$2,569	$744	$3,313
Gain on repurchase of convertible senior notes	$1,037	$—	$1,037
Depreciation of rental merchandise	$(5,172)	$—	$(5,172)
Equity in income of equity-method investee	$1,956	$—	$1,956
(Loss) income before income taxes	$(13,047)	$4,996	$(8,051)
Income tax benefit (expense)	$5,500	$(1,689)	$3,811
Total assets	$267,390	$68,440	$335,830

Three months ended September 30, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$9,902	$6,961	$16,863
Other	10	—	10
Total interest income	9,912	6,961	16,873
Interest expense	(4,349)	(304)	(4,653)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$5,563	$6,657	$12,220
Fees and related income on earning assets	$14,577	$2,100	$16,677
Servicing income	$890	$234	$1,124
Depreciation of rental merchandise	$(9,847)	$—	$(9,847)
Equity in income of equity-method investee	$431	$—	$431
(Loss) income before income taxes	$(3,853)	$3,379	$(474)
Income tax benefit (expense)	$2,067	$(1,164)	$903

Nine months ended September 30, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$30,520	$20,655	$51,175
Other	52	—	52
Total interest income	30,572	20,655	51,227
Interest expense	(12,828)	(911)	(13,739)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$17,744	$19,744	$37,488
Fees and related income on earning assets	$40,333	$2,314	$42,647
Servicing income	$3,428	$646	$4,074
Depreciation of rental merchandise	$(31,470)	$—	$(31,470)
Equity in income of equity-method investee	$2,213	$—	$2,213
(Loss) income before income taxes	$(3,246)	$6,956	$3,710
Income tax benefit (expense)	$2,419	$(2,338)	$81
Total assets	$201,706	$69,310	$271,016

4.	Shareholders' Equity

Retired Shares

During the three months ended September 30, 2016 and 2015, we repurchased and contemporaneously retired 39,580 and 14,176 shares of our common stock at an aggregate cost of $124,000 and $55,718, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the nine months ended September 30, 2016 and 2015, we repurchased and contemporaneously retired 286,223 and 60,481 shares of our common stock at an aggregate cost of $869,000 and $178,270, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at September 30, 2016 and December 31, 2015, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at September 30, 2016 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investee:

	As of
	September 30, 2016	December 31, 2015
Loans and fees receivable, at fair value	$11,011	$14,470
Total assets	$11,564	$15,237
Total liabilities	$40	$54
Members’ capital	$11,524	$15,183

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net interest income, fees and related income on earning assets	$949	$659	$2,957	$3,343
Net income	$822	$475	$2,537	$2,756
Net income attributable to our equity investment in investee	$629	$431	$1,956	$2,213

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2016 and December 31, 2015 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2016 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$228,435	$208,468
Loans and fees receivable, at fair value	$—	$—	$4,321	$4,321
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$14,124	$14,124

Assets – As of December 31, 2015 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$161,199	$141,949
Loans and fees receivable, at fair value	$—	$—	$6,353	$6,353
Loans and fees receivable pledged as collateral, at fair value	$—	$—	$20,353	$20,353

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2016 and September 30, 2015:

	Loans and Fees Receivable, at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings, at Fair Value	Total
Balance at January 1, 2016	$6,353	$20,353	$26,706
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	1,889	1,889
Net revaluations of loans and fees receivable, at fair value	(1,321)	—	(1,321)
Settlements, net	(472)	(8,118)	(8,590)
Impact of foreign currency translation	(239)	—	(239)
Balance at September 30, 2016	$4,321	$14,124	$18,445
Balance at January 1, 2015	$18,255	$34,905	$53,160
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable pledged as collateral under structured financings, at fair value	—	1,000	1,000
Net revaluations of loans and fees receivable, at fair value	3,519	—	3,519
Settlements, net	(12,719)	(13,622)	(26,341)
Impact of foreign currency translation	(230)	—	(230)
Balance at September 30, 2015	$8,825	$22,283	$31,108

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2016 and December 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$4,321	Discounted cash flows	Gross yield	28.7% to 36.1% (32.8%)
			Principal payment rate	3.5% to 4.4% (4.0%)
			Expected credit loss rate	16.8% to 17.9% (17.4%)
			Servicing rate	7.8% to 8.6% (8.2%)
			Discount rate	16.2% to 16.2% (16.2%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$14,124	Discounted cash flows	Gross yield	24.9%
			Principal payment rate	2.3%
			Expected credit loss rate	10.9%
			Servicing rate	7.9%
			Discount rate	16.2%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$6,353	Discounted cash flows	Gross yield	15.8% to 22.7% (20.0%)
			Principal payment rate	2.1% to 3.0% (2.7%)
			Expected credit loss rate	12.9% to 22.7% (16.7%)
			Servicing rate	8.4% to 12.5% (10.9%)
			Discount rate	16.0% to 16.2% (16.1%)
Loans and fees receivable pledged as collateral under structured financings, at fair value	$20,353	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Servicing rate	12.9%
			Discount rate	16.0%

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions. As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2016 and December 31, 2015 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$59,936	$59,936
Amortizing debt facilities	$—	$—	$57,972	$57,972
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$36,844	$—	$62,030
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$21	$21
Notes payable associated with structured financings, at fair value	$—	$—	$14,367	$14,367

Liabilities - As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$53,800	$53,800
Amortizing debt facilities	$—	$—	$36,200	$36,200
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$42,734	$—	$64,783
Liabilities carried at fair value
Economic sharing arrangement liability	$—	$—	$42	$42
Notes payable associated with structured financings, at fair value	$—	$—	$20,970	$20,970

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2016 and 2015.

	Notes Payable Associated with Structured Financings, at Fair Value
	2016	2015
Beginning balance, January 1	$20,970	$36,511
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(2,363)	(1,359)
Repayments on outstanding notes payable, net	(4,240)	(11,927)
Ending balance, September 30	$14,367	$23,225

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2016 and December 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2016 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$14,367	Discounted cash flows	Gross yield	24.9%
			Principal payment rate	2.3%
			Expected credit loss rate	10.9%
			Discount rate	16.2%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$20,970	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Discount rate	16.0%

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2016 and December 31, 2015 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2016	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$4,194	$18,466
Aggregate fair value of loans and fees receivable that are reported at fair value	$4,321	$14,124
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$22
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$252	$627

As of December 31, 2015	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$8,560	$25,837
Aggregate fair value of loans and fees receivable that are reported at fair value	$6,353	$20,353
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$12	$31
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$374	$889

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2016	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2015
Aggregate unpaid principal balance of notes payable	$102,717	$106,956
Aggregate fair value of notes payable	$14,367	$20,970

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2016 and December 31, 2015, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2016, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2016 and December 31, 2015.

	Carrying Amounts at Fair Value as of
	September 30, 2016	December 31, 2015
Amortizing securitization facility issued out of our upper-tier originated portfolio master trust (stated maturity of December 2021), outstanding face amount of $102.7 million ($107.0 million as of December 31, 2015) bearing interest at a weighted average 5.9% interest rate (5.6% as of December 31, 2015), which is secured by credit card receivables and restricted cash aggregating $14.4 million ($21.0 million as of December 31, 2015) in carrying amount	$14.4	$21.0

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $14.4 million in fair value of the structured financing note in the above table is $14.4 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at September 30, 2016.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of September 30, 2016 and December 31, 2015 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2016	December 31, 2015
Revolving credit facilities at a weighted average rate equal to 4.9% (4.4% at December 31, 2015) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $105.8 million ($97.4 million at December 31, 2015)

Revolving credit facility (expiring October 4, 2017) (1) (5)	$25.2	$28.9
Revolving credit facility (expiring October 29, 2017) (2) (3)	34.7	24.9
Amortizing facilities at a weighted average rate equal to 5.3% (5.4% at December 31, 2015) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $67.4 million ($41.6 million as of December 31, 2015)

Amortizing debt facility (expiring July 14, 2017) (2) (3)	29.2	23.0
Amortizing debt facility (repaid in June 2016) (2) (3)	—	9.2
Amortizing debt facility (expiring August 17, 2018) (2) (3)	5.4	4.0
Amortizing debt facility (expiring August 24, 2018) (2) (3)	13.4	—
Amortizing debt facility (expiring September 1, 2017) (2) (3)	10.0	—
Other facilities
Senior secured term loan to related parties (expiring November 22, 2016) that is secured by certain assets of the Company with an annual rate equal to 9.0% (4)	40.0	20.0
Total notes payable outstanding	$157.9	$110.0

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

(3)	These notes reflect modifications to either extend the maturity date, increase the loaned amount or both.

(4)	See below for additional information regarding this note.

(5)	Loan was repaid in October 2016. See additional information below.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of 20.0 million. In November 2015, the agreement was amended to extend the maturity date of the term loan to November 22, 2016. All other terms remained unchanged. Additionally, on July 28, 2016, we obtained an additional term loan under the Loan and Security Agreement. As a result, the Loan and Security Agreement is fully drawn with $40.0 million outstanding as of September 30, 2016.

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

In October 2016, the revolving credit facility underlying our CAR operations was repaid. In connection with this repayment we entered into a new revolving credit facility that provides for $40.0 million in available financing which can be drawn to the extent of outstanding eligible principal receivables within the borrowing entities’ operations and accrues interest at an annual rate equal to LIBOR plus the applicable margin, ranging from 2.4% to 3.0% based on the ratio of total liabilities to tangible net worth. The new facility matures on November 1, 2018. The facility is subject to certain affirmative covenants, including a coverage ratio and a leverage ratio, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is secured by the general financial and operating assets of our CAR operations.

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

In June 2016 we repurchased $4.5 million aggregate principal amount of outstanding 5.875% convertible senior notes for $2.0 million plus accrued interest from unrelated third parties. The purchase resulted in a gain of $1.0 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchases). Upon acquisition, the notes were retired.

In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. Subsequent to this redemption, only our 5.875% convertible senior notes remain outstanding.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	September 30, 2016	December 31, 2015
Face amount of 5.875% convertible senior notes	88,780	93,280
Discount	(26,750)	(28,497)
Net carrying value	$62,030	$64,783
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $165.5 million at September 30, 2016. We have never experienced a situation in which all borrowers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2016, CAR had unfunded outstanding floor-plan financing commitments totaling $8.8 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $8.7 million remains pledged as of September 30, 2016 to support various ongoing contractual obligations.  Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2016, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2022 and April 2017, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($1.3 million and $0.8 million as of September 30, 2016, respectively).

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

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

10.	Net (Loss) Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income attributable to controlling interests	$(9,065)	$433	$(4,235)	$3,797
Denominator:
Basic (including unvested share-based payment awards) (1)	13,867	13,907	13,857	13,914
Effect of dilutive stock compensation arrangements (2)	63	134	68	47
Diluted (including unvested share-based payment awards) (1)	13,930	14,041	13,925	13,961
Net (loss) income attributable to controlling interests per common share—basic	$(0.65)	$0.03	$(0.31)	$0.27
Net (loss) income attributable to controlling interests per common share—diluted	$(0.65)	$0.03	$(0.31)	$0.27

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts are 358,970 and 277,361 for the three and nine months ended September 30, 2016, respectively, compared to 397,125 and 417,621 for the three and nine months ended September 30, 2015, respectively.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three and nine months ended September 30, 2016 and 2015, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of September 30, 2016, 29,529 shares remained available for issuance under the ESPP and 322,933 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $0 and $37,000 in income tax-related charges to additional paid-in capital during the three and nine months ended September 30, 2016, respectively with $(7,000) and $68,000 in such benefits or charges for the three and nine months ended September 30, 2015, respectively.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2016 and 2015, we granted 321,601 and 106,334 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $1.0 million and $0.3 million, respectively. We incurred expenses of $1.0 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively, related to restricted stock, restricted stock unit and stock option awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2016, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.7 million with a weighted-average remaining amortization period of 1.0 year.

Stock Options

When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	September 30, 2016
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	551,666	$2.80
Issued	886,000	$3.26
Exercised	(1,666)	$2.27
Cancelled/Forfeited	(12,000)	$3.04
Outstanding at September 30, 2016	1,424,000	$3.08	3.8	$212,750
Exercisable at September 30, 2016	429,163	$2.66	2.8	$181,296

We had $1.0 million and $0.3 million of unamortized deferred compensation costs associated with non-vested stock options as of September 30, 2016 and 2015, respectively.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 20-year operating history to support lenders who originate a range of consumer loan products under the brand, Fortiva. These products include retail credit, personal loans and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, educational services and home-improvements. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this "second-look" credit service. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and our retail partnerships. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs, from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2016	2015	from 2015 to 2016
Total interest income	$24,089	$16,873	$7,216
Interest expense	(5,257)	(4,653)	(604)
Fees and related income on earning assets:
Fees on credit products	944	1,759	(815)
Changes in fair value of loans and fees receivable recorded at fair value	(1,857)	1,307	(3,164)
Changes in fair value of notes payable associated with structured financings recorded at fair value	259	2,141	(1,882)
Rental revenue	758	9,378	(8,620)
Other	(29)	2,092	(2,121)
Other operating income:
Servicing income	885	1,124	(239)
Other income	69	76	(7)
Gain on repurchase of convertible senior notes	—	—	—
Equity in income equity-method investee	629	431	198
Total	$20,490	$30,528	$(10,038)
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(1,556)	(8,375)	(6,819)
Provision for losses on loans and fees receivable recorded at net realizable value	17,470	8,876	(8,594)
Other operating expenses:
Salaries and benefits	6,329	4,700	(1,629)
Card and loan servicing	7,027	9,749	2,722
Marketing and solicitation	587	711	124
Depreciation, primarily related to rental merchandise	794	10,372	9,578
Other	3,570	4,969	1,399
Net (loss) income	(9,065)	429	(9,494)
Net loss attributable to noncontrolling interests	—	4	(4)
Net (loss) income attributable to controlling interests	(9,065)	433	(9,498)

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2016	2015	from 2015 to 2016
Total interest income	$63,851	$51,227	$12,624
Interest expense	(14,693)	(13,739)	(954)
Fees and related income on earning assets:
Fees on credit products	2,599	5,824	(3,225)
Changes in fair value of loans and fees receivable recorded at fair value	568	4,519	(3,951)
Changes in fair value of notes payable associated with structured financings recorded at fair value	2,363	1,359	1,004
Rental revenue	8,091	28,765	(20,674)
Other	219	2,180	(1,961)
Other operating income:
Servicing income	3,313	4,074	(761)
Other income	214	435	(221)
Gain on repurchase of convertible senior notes	1,037	—	1,037
Equity in income equity-method investee	1,956	2,213	(257)
Total	$69,518	$86,857	$(17,339)
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(12,607)	(28,738)	(16,131)
Provision for losses on loans and fees receivable recorded at net realizable value	33,012	18,005	(15,007)
Other operating expenses:
Salaries and benefits	18,242	13,142	(5,100)
Card and loan servicing	23,300	29,628	6,328
Marketing and solicitation	2,374	1,529	(845)
Depreciation, primarily related to rental merchandise	7,049	33,179	26,130
Other	6,199	16,402	10,203
Net (loss) income	(4,240)	3,791	(8,031)
Net loss attributable to noncontrolling interests	5	6	(1)
Net (loss) income attributable to controlling interests	(4,235)	3,797	(8,032)

Three and Nine Months Ended September 30, 2016, Compared to Three and Nine Months Ended September 30, 2015

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results reflect continued growth in our auto finance receivables, but primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $95.6 million as of September 30, 2015 to $187.0 million as of September 30, 2016. These increases were offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued growth in point-of-sale and direct-to-consumer receivables and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations over the next few quarters. Future periods' growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as continued growth within existing partnerships and continued growth within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historic credit card receivables will continue to offset some of the expected increases and could result in overall net declines in interest income period over period if our investments in new receivable originations decline.

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

We expect a diminishing level of fee income for 2016 given expected future net liquidations of our credit card receivables. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, significant declines are expected in our rental revenue as existing rent-to-own contracts culminate with no new originations expected. Offsetting declines in fees on credit products, is the aforementioned growth we are currently experiencing associated with point-of-sale, direct-to-consumer finance and credit card receivables and which we expect to continue through the remainder of 2016.

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

Net recovery of losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in both periods reflects the effects of reimbursements received in respect of one of our portfolios. In the three and nine months ended September 30, 2016 and 2015, these reimbursements exceeded the charge-offs experienced within the portfolio as the reimbursements are not directly associated with the timing of actual charge offs. In conjunction with this, increased accrued liabilities associated with required reimbursements to consumers caused a significant reduction in the recognition of these reimbursements during the third quarter relative to prior periods. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts on future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three and nine months ended September 30, 2016 and 2015 due to the previously mentioned growth associated with our receivables. This increase primarily reflects the effects of volume associated with point-of-sale, direct-to-consumer and credit card finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and nine months ended September 30, 2016, relative to the three and nine months ended September 30, 2015, reflect the following:

•
reductions in card and loan servicing expenses in the three and nine months ended September 30, 2016 when compared to the three and nine months ended September 30, 2015 based on lower originations for our rent-to-own products as well as continued net liquidations in our credit card portfolios, the receivables of which declined from $59.3 million outstanding to $38.0 million outstanding at September 30, 2015 and September 30, 2016, respectively. These declines have been offset by expenses related to growth in point-of-sale and direct-to-consumer products, the receivables of which grew from $95.6 million outstanding to $187.0 million outstanding at September 30, 2015 and September 30, 2016, respectively;

•
decreases in depreciation primarily associated with declines in originations under our rent-to-own program which declined to $0.5 million and $5.2 million from $9.9 million and $31.5 million for the three and nine months ended September 30, 2016 and 2015, respectively; and

•
decreases in other expenses due to the reversal of a £3.4 million ($5.0 million) reserve in the nine months ended September 30, 2016. This reserve related to a review in the U.K. by HM Revenue and Customs ("HMRC") associated with filings by one of our U.K. subsidiaries to reclaim VAT that it paid on its inputs and that it believed were and are eligible to be reclaimed. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would be refunding VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. We subsequently received substantially all of such refunds, and as such we reversed the £3.4 million ($5.0 million) of VAT review-related liabilities in the first quarter of 2016.

Offsetting these declines are:

•
increases in salaries and benefit costs for the three and nine months ended September 30, 2016 when compared to the three and nine months ended September 30, 2015 resulting from growth in our new credit receivables and related activities;

•
increases in marketing costs for the nine months ended September 30, 2016 as brand marketing expanded in late 2015 and in the first quarter of 2016. Offsetting some of this increase are decreases in marketing costs as the point-of-sale and direct-to-consumer operations require less direct-to-consumer marketing expenses than traditional credit card operations. We expect that increased origination and brand marketing support will result in overall increases in year over year costs for the remainder of 2016 although the frequency and timing of marketing efforts could result in reductions in quarter over quarter marketing costs as was experienced during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015; and

•	general increases in other expenses including receivables acquisition, risk management costs and third party costs associated with ongoing information technology upgrades.

A portion of our operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our credit card receivable levels. This trend is gradually reversing, however, as we continue to grow our earning assets (including loans and fees receivable) based principally on growth of point-of-sale receivables and to a lesser extent, growth within our CAR operations. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

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

Income Taxes. We experienced effective income tax benefit rates of 34.0% and 47.3% for the three and nine months ended September 30, 2016, respectively, compared to an effective income tax expense rate of 190.5% and a negative effective income tax expense rate of 2.2% for the three and nine months ended September 30, 2015, respectively.  Our effective income tax benefit rate for the three months ended September 30, 2016 is below the statutory rate principally due to our accruals of interest and penalties on unpaid tax liabilities relative to our $13.7 million of pre-tax loss during this period. Our effective income tax benefit rate for the nine months ended September 30, 2016 is above the statutory rate principally due to the income of our U.K. subsidiary (1) that is not subject to tax in the U.S., and (2) the U.K. tax on which was fully offset by the release of U.K. valuation allowances.  Our negative effective income tax expense rate for the nine months ended September 30, 2015 differs significantly from the statutory rate principally as a result of (1) the release of prior year accruals for uncertain tax positions and interest thereon due to a favorable effective settlement with the Internal Revenue Service (“IRS”) that we reached in February 2015 with respect to our 2012 tax year and the expiration of the statute of limitations for our 2011 tax year, and (2) our reversal of a portion of the interest and penalty accruals on tax liability assessments associated with our 2007 and 2008 IRS audits. With the exception of the February 2015 effective settlement with the IRS, the above factors likewise contributed to our negative effective income tax expense rate for the three months ended September 30, 2015.

                As noted above, we report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and nine months ended September 30, 2016, our income tax expense includes $0.2 million and $0.6 million, respectively, accrued for income tax-related interest and penalties.  During the three and nine months ended September 30, 2015, our income tax expense included $0.0 million and $0.7 million, respectively, accrued for income tax-related interest and penalties.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at September 30, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.3 million at September 30, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS or the courts, would eliminate the $7.3 million assessment and cause the reversal of the $3.3 million accrual we have made for interest and penalties thereon. We have been informed that the IRS intends to deny our amended return claims. Once we receive their formal disallowance, we plan to protest the disallowance with IRS Appeals, and in litigation should we not receive favorable resolution of the matter with IRS Appeals.  As is customary, the IRS has filed a lien in respect of their assessment.

Credit and Other Investments Segment
     Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in the retail credit ("point-of-sale" operations), personal loan and credit card receivables (collectively our "direct-to-consumer"

operations) and our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include finance charges, fees and the accretion of discounts associated with the point-of-sale receivables.

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

Depreciation expense associated with rental merchandise (totaling $0.5 million, $5.2 million, $9.9 million and $31.5 million for the three and nine months ended September 30, 2016 and 2015, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations. We expect continued reductions in our depreciation of rental merchandise as existing rent-to-own contracts culminate with no new originations expected.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investee; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investee line items on our consolidated statements of operations totaling approximately $2.4 million for the three months ended September 30, 2016, $7.1 million for the three months ended June 30, 2016, $5.9 million for the three months ended March 31, 2016, $10.7 million for the three months ended December 31, 2015, $11.4 million for the three months ended September 30, 2015, $10.7 million for the three months ended June 30, 2015, $12.2 million for the three months ended March 31, 2015, and $8.0 million for the three months ended December 31, 2014. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2016			2015				2014
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$221,683	$201,406	$155,425	$152,528	$151,055	$142,338	$140,660	$157,145
Percent 30 or more days past due	10.9%	8.2%	9.7%	11.5%	10.5%	11.8%	10.1%	13.6%
Percent 60 or more days past due	7.3%	5.3%	7.1%	7.9%	7.2%	8.8%	7.5%	9.8%
Percent 90 or more days past due	4.7%	3.4%	5.1%	5.4%	5.0%	4.9%	5.4%	6.9%
Average managed receivables	$216,951	$188,128	$152,831	$152,983	$143,946	$139,401	$146,792	$173,553
Total yield ratio	33.5%	36.8%	35.4%	35.2%	41.3%	38.1%	38.3%	63.3%
Combined gross charge-off ratio	13.3%	14.9%	18.2%	16.8%	21.5%	17.4%	23.8%	21.4%
Adjusted charge-off ratio	10.7%	11.7%	14.1%	12.9%	16.5%	13.2%	19.2%	16.4%

Managed receivables levels. The quarterly decline in our period-end and average managed receivables between the fourth quarter of 2014 and the first quarter of 2015 reflects the net liquidating state of our historical credit card receivables portfolios given the closure of substantially all credit card accounts underlying the portfolios. Nevertheless, because of the receivables growth we have experienced and expect to continue to experience over the coming quarters associated with the current product offerings, we experienced overall quarterly growth throughout 2015 and 2016. Managed receivables declines in the fourth quarter of 2014 were exaggerated by our distribution of certain assets to an unrelated third-party partner in a joint venture for its interest. Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Based on this, we expect managed receivables levels to continue to grow modestly from current levels for the remainder of 2016 and into 2017.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the receivables management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in the more mature portion of our managed portfolio. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We measure the success of these efforts by measuring delinquency rates. These rates exclude receivables that have been charged off.

Given that the vast majority of credit card accounts related to our historical credit card receivables have been closed and there has been no significant new activity for these accounts, we generally have noted declines in delinquency statistics of our managed credit card receivables (when compared to the same quarters in prior period). Additionally, our historical credit card originations in the U.K. experienced higher than average delinquency rates. As these U.K. credit card receivables have substantially liquidated, the associated higher delinquencies no longer have a significant negative impact on our overall delinquency rates.

We expect our investment in the point-of-sale and direct-to-consumer receivables to become a larger component of our managed receivables base, given the acceleration of growth in these products. Further, we expect our delinquency rates to increase slightly (when compared to periods during which credit cards made up a larger portion of our managed receivables) as the risk profiles (and thus expected returns) for these receivables are higher than that experienced under our mature credit card receivables underlying closed credit card accounts. Given that our early investments in receivables are reaching peak charge off periods, our delinquency rates in the third quarter of 2016 were slightly higher than those experienced in the third quarter of 2015. In recent quarters our delinquency rates were lower than prior quarters because our new point-of-sale and direct-to-consumer receivables had not yet reached peak charge off periods. If and when growth for these product lines moderates, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, seasonal payment patterns on these receivables are similar to those experienced with our historical credit card originations and we expect those patterns to continue. For example, delinquency rates historically are lower in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. As noted previously, the mix of our managed receivables has shifted away from certain higher-yielding credit card receivables. Those particular originated receivables traditionally had higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield ratios as well. Additionally, our total yield ratio has been adversely affected in past quarters by our Non-U.S. Acquired Portfolio acquisition. Its total yields are below average compared to our other portfolios although the impacts of this portfolio are declining as its receivables continue to liquidate and are relatively immaterial at this time.

Offsetting the historical impacts noted above is growth in our newer, higher yielding receivables, including point-of-sale receivables. While this growth has contributed to increases in our total yield ratio, we expect this growth will slow or even modestly reverse the trend of our declining charge-off rates as discussed above because we expect these receivables to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale receivables over the next few quarters which should continue to stabilize our yield consistent with what we experienced in the past several quarters. However, the timing of originations as well as the relative mix of receivables originated within a given quarter may contribute to some continued minor variability in our total yield ratio.

Although we have seen generally improving total yield ratio trend-lines, our fourth quarter 2014 total yield ratio was also positively impacted by the decline in the managed receivables base discussed above as well as recoveries on investments in securities in excess of their carrying value and our repurchase of convertible senior notes. Similarly, our third quarter 2015 total yield ratio was positively impacted by the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period. Absent these items, our total yield ratio would have been 35.8% and 35.6% in the third quarter of 2015 and the fourth quarter of 2014, respectively.

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

Certain of our previously acquired credit card receivables have higher charge offs relative to their average managed receivables balances, than do our other portfolios. Due to the recent higher rate of decline in these particular receivables relative to all of our other outstanding credit card receivables, as well as the longer weighted average age and maturity of our remaining managed receivables portfolio, all things being equal, one would expect reduced charge-off ratios for these receivables. However, this trend has been muted to some degree simply due to a change in the mix of our receivable balances due to growth within point-of-sale finance and direct-to-consumer receivables that have higher charge-off rates than the liquidating credit card portfolios as well as increased charge-offs associated with credit card receivables originated in the U.K. The declines we experienced in the second quarter of 2015 and 2016 in both our combined and adjusted gross charge-off ratios were largely due to the seasonal beneficial impacts associated with customer payments experienced in the first quarter of each of those years. Additionally, negatively impacting the charge-off ratios in the first quarter of 2015 (and thus magnifying the decline in charge-off ratios noted in the second quarter) were higher than anticipated charge-offs associated with one of the retail channels we support. Our recent combined gross charge-off and adjusted charge-off ratios benefited from growth we experienced in point-of-sale and direct-to-consumer receivables during 2016 which have not yet reached peak charge off periods.

The continued growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables, offset by lower charge offs associated with historical credit card receivables originated in the U.K. due to the continued liquidation of these receivables, (3) the low charge-off ratios experienced in the second quarter of 2015 and 2016 as discussed above and (4) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute some of the aforementioned impacts as has been seen in recent quarters.

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

Collectively, as of September 30, 2016, we served more than 570 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2016			2015				2014
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$76,615	$80,903	$78,415	$77,833	$75,428	$78,342	$73,371	$69,832
Percent 30 or more days past due	12.7%	12.3%	10.2%	14.0%	13.3%	13.5%	10.7%	14.5%
Percent 60 or more days past due	4.7%	4.2%	4.5%	5.5%	5.3%	5.6%	4.4%	5.5%
Percent 90 or more days past due	1.9%	1.7%	2.3%	2.5%	2.6%	2.5%	2.1%	2.5%
Average managed receivables	$78,089	$80,213	$78,122	$76,413	$75,987	$77,182	$72,258	$68,418
Total yield ratio	39.1%	38.0%	37.3%	38.3%	38.2%	37.6%	39.2%	39.1%
Combined gross charge-off ratio	2.8%	3.1%	2.7%	3.3%	3.0%	1.9%	0.5%	4.7%
Recovery ratio	1.0%	1.5%	1.3%	1.6%	1.3%	0.6%	1.5%	3.3%

Managed receivables.  We are beginning to see and expect stability in the level of our managed receivables, with growth through receivable purchase/origination opportunities in the U.S. and U.S. territories. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers' competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. We expect managed receivable levels to continue to grow slightly from current levels during the remainder of 2016 and into 2017 as we continue to expand our operations in the U.S. and U.S. territories.

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

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in our various products offered by CAR as some shorter term product offerings tend to have higher yields. Slightly depressing the overall total yield ratio in the first and second quarters of 2016 is the growth we experienced in the average managed receivables levels which negatively impacted the ratio ahead of the positive impacts of associated billed yield on this growth. As we experienced slight declines in our managed receivables levels in the third quarter of 2016 we realized this delayed impact. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter as noted above. Excluded from our total yield ratio in the third quarter of 2015 is the resolution of an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period.

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The rise in our combined gross charge-off ratio in the fourth quarter of 2014 was due to specific dealer related losses that accounted for substantially all of the increase for the quarter, offset slightly by better than anticipated recoveries. Similarly, in the fourth quarter of 2015 we experienced specific dealer related losses that increased our charge-off ratio for that quarter. Combined gross charge-off ratios in 2016 reflect the lower delinquency rates we have experienced thus far in 2016 relative to the same periods in 2015. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio as was seen in the fourth quarters of 2014 and 2015. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer's risk characteristics adversely change. Significantly all charge offs we experienced in the first and second quarters of 2015 were offset by available dealer reserves resulting in lower charge-off ratios for those periods. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. As such, the only facilities that could represent significant refunding or refinancing needs as of September 30, 2016 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 29, 2017) that is secured by certain receivables and restricted cash	$34.7
Revolving credit facility (expiring October 4, 2017) that is secured by the financial and operating assets of our CAR operations	25.2
Senior secured term loan from related parties (expiring November 22, 2016) that is secured by certain assets of the Company with an annual interest rate equal to 9.0%	40.0
Total	$99.9

Further details concerning the above debt facilities are provided in Note 7, “Notes Payable,” and Note 8, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. With respect to our senior secured term loan expiring November 22, 2016, we are in discussions with the lending party and anticipate that the loan will be extended on similar terms prior to expiration.

In October 2016, the revolving credit facility underlying our CAR operations was repaid. In connection with this repayment we entered into a new revolving credit facility that provides for $40.0 million in available financing which can be drawn to the extent of outstanding eligible principal receivables within the borrower entities’ operations and accrues interest at an annual rate equal to LIBOR plus the applicable margin, ranging from 2.4% to 3.0% based on the ratio of total liabilities to tangible net worth. The new facility matures November 1, 2018. The facility is subject to certain affirmative covenants, including a coverage ratio and a leverage ratio, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is secured by the general financial and operating assets of our CAR operations.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at September 30, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.3 million at September 30, 2016. The IRS is currently examining amended return claims we have made, which, if ultimately approved by the IRS or the courts, would eliminate the $7.3 million assessment and cause the reversal of the $3.3 million accrual we have made for interest and penalties thereon. While we have been informed that the IRS intends to deny our amended return claims, we have not received their formal disallowance yet, and assuming that we do receive their formal disallowance, we plan to protest the disallowance with IRS Appeals, and in litigation should we not receive favorable resolution of the matter with IRS Appeals.

At September 30, 2016, we had $58.7 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2016 are as follows:

•
During the nine months ended September 30, 2016, we generated $24.7 million of cash flows from operations compared to the use of $7.2 million of cash flows from operations during the nine months ended September 30, 2015. The increase in cash provided by operating activities was principally related to 1) reductions in purchases of rental merchandise associated with point-of-sale finance operations, 2) cost reductions associated with card and loan servicing, 3) collections associated with reimbursements received in respect of one of our portfolios, and 4) the timing of payment associated with accrued liabilities including those associated with a portion of the reimbursements received in respect of one of our portfolios that are ultimately payable to customers. These increases in cash provided by operating activities were offset by decreases in collections associated with our credit card finance charge receivables in the nine months ended September 30, 2016 relative to the same period in 2015, given diminished receivables levels.

•
During the nine months ended September 30, 2016, we used $56.6 million of cash from our investing activities, compared to generating $12.0 million of cash from investing activities during the nine months ended September 30, 2015.  This decrease is primarily due to increasing levels of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2015 and the shrinking size of our liquidating credit card receivables and corresponding payments from consumers. Offsetting these declines are the subsequent cash returns on our increasing investments in point-of-sale and direct to consumer receivables as well as reductions in our restricted cash levels, both of which contributed positively to our cash generated from investing activities.

•
During the nine months ended September 30, 2016, we generated $40.8 million of cash in financing activities, compared to our use of $5.9 million of cash in financing activities during the nine months ended September 30, 2015. In both periods, the data reflect net repayments of debt facilities corresponding with net declines in our loans and fees receivable that serve as the underlying collateral for the facilities (principally credit card and auto loans and fees receivable). Offsetting our use of cash in financing activities for both periods are borrowings associated with point-of-sale and direct-to-consumer receivables, net of repayments on those facilities.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale, direct-to-consumer finance and credit card operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized as of September 30, 2016 to repurchase an additional 4,912,401 shares of our common stock through June 30, 2018.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the nine months ended September 30, 2016 and 2015, we received $194,155 and $150,394, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of 20.0 million. In November 2015, the agreement was amended to extend the maturity date of the term loan to November 22, 2016. All other terms remained unchanged. Additionally, on July 28, 2016, we obtained an additional term loan under the Loan and Security Agreement. As a result, the Loan and Security Agreement is fully drawn with $40.0 million outstanding as of September 30, 2016.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the effects of credit decisions; changes in collection programs and practices; changes in the credit quality and fair value of our receivables and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products utilizing our services, and merchants that participate in the point-of-sale finance operations; actions by the IRS and the related impact to our interest and penalty accruals; the performance of investments that we have made; operating expenses; the performance of our Auto Finance segment; our plans in the U.K.; the impact of our investments in receivables on our financial performance; the sufficiency of available capital; the prospect for improvements in the capital and finance markets; future interest costs; sources of funding operations and acquisitions; growth and profitability of the point-of-sale finance operations; our ability to raise funds or renew financing facilities; share repurchases or issuances; debt retirement; the results associated with our equity-method investee; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2016, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If additional financing facilities are not available in the future on terms we consider acceptable—an issue that has been made even more acute in the U.S. given recent regulatory changes that have reduced asset-level returns on credit card lending—we will not be able to purchase additional receivables and those receivables may contract in size.

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

Despite our recent purchases of credit card receivables, our credit card receivables currently are contracting. The amount of our credit card receivables is a product of a combination of factors, many of which are not in our control. Factors include:

•	the availability of funding on favorable terms;

•	our relationships with the banks that issue credit cards;

•	the degree to which we lose business to competitors;

•	the level of usage of our credit card products by consumers;

•	the availability of portfolios for purchase on attractive terms;

•	levels of delinquencies and charge offs;

•	the level of costs of acquiring new receivables;

•	our ability to employ and train new personnel;

•	our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

•	general economic and other factors beyond our control.

Reliance upon relationships with a few large retailers in the point-of-sale finance operations may adversely affect our revenues and operating results from these operations.  Our three largest retail partners accounted for over 45.0% of our point-of-sale finance revenue in 2015.  Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ revenue from a relatively small number of partners in the future.  If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Our rent-to-own operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition. Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the returns on our rent-to-own products.

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

In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we or our rent-to-own partners could be subject to lawsuits alleging violations of federal and state laws and regulations and consumer tort law, including fraud, consumer protection, information security and privacy laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment against us could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to reduced returns on our rent-to-own products.

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

If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. We do not maintain cyber-security insurance liability coverage and as such we are exposed to the financial risk and losses associated with such incidents.  Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws.  Further, under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines. Security breaches also could harm our reputation, which could potentially cause decreased revenues, the loss of existing merchant credit partners, or difficulty in adding new merchant credit partners.

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
As of September 30, 2016, Atlanticus Holdings Corporation had outstanding: $92.7 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $34.1 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, "Notes Payable," to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of September 30, 2016, our subsidiaries had total liabilities of approximately $184.6 million (including the $92.7 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
July 1- July 31	2,373	$3.02	2,373	4,949,401
August 1 - August 31	—	$—	—	4,949,401
September 1 - September 30	37,000	$3.13	37,000	4,912,401
Total	39,373	$3.12	39,373	4,912,401

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 207 such shares returned to us during the three months ended September 30, 2016.

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

ATLANTICUS HOLDINGS CORPORATION

November 14, 2016	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)