Form 10-K
period 2016-12-31
Atlanticus Holdings Corp
filed 2017-03-31
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the year ended December 31, 2016

of
ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-53717

Five Concourse Parkway, Suite 300
Atlanta, Georgia 30328
(770) 828-2000

Atlanticus’ common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”) and is listed on the NASDAQ Global Select Market.

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

Atlanticus believes that its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements during 2016.

Atlanticus is a smaller reporting company and is not a shell company.

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2016 was $15.2 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates, and we also have excluded 1,459,233 loaned shares at June 30, 2016.)

As of March 15, 2017, 13,945,853 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Atlanticus’ Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

In this Report, except as the context suggests otherwise, the words “Company,” “Atlanticus Holdings Corporation,” “Atlanticus,” “we,” “our,” “ours” and “us” refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors. Atlanticus owns Aspire®, Emerge®, Fortiva®, Imagine®, Salute®, Tribute® and other trademarks and service marks in the United States (“U.S.”) and the United Kingdom (“U.K.”).
Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the effects of account actions we may take or have taken; changes in collection programs and practices; changes in the credit quality and fair value of our credit card loans and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our point-of-sale finance operations; account growth; the performance of investments that we have made; operating expenses; the impact of bankruptcy law changes; marketing plans and expenses; the performance of our Auto Finance segment; our plans in the U.K.; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; the prospect for improvements in the capital and finance markets; future interest costs; sources of funding operations and acquisitions; growth and profitability of our point-of-sale finance operations; our entry into international markets; our ability to raise funds or renew financing facilities; share repurchases or issuances; debt retirement; the results associated with our equity-method investee; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.
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

Most of these factors are beyond our ability to predict or control. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of our forward-

ii

looking statements. There also are other factors that we may not describe (because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.
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
We are a Georgia corporation formed in 2009, as successor to an entity that commenced operations in 1996. We provide various credit and related financial services and products primarily to or associated with the financially underserved consumer credit market. We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 20-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit, personal loans, and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, educational services and home-improvements. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second-look” credit service. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers (our “direct-to-consumer” products) through additional channels, which enables them to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and our retail partnerships. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs, from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services.

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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. Some of these investees have raised capital at valuations in excess of our associated book value. However, none of these companies are publicly-traded, there are no material pending liquidity events, and ascribing value to these investments at this time would be speculative.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) point-of-sale and direct-to-consumer receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

We historically financed most of our investments in the credit card receivables originated through our platform through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates,” or leverage against credit card receivable assets, in the current asset-backed securitization markets is below pre-2008 levels. We do believe, however, that point-of-sale and direct-to-consumer receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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
We closely monitor and manage our expenses based on current product offerings (and in recent years have significantly reduced our overhead infrastructure which was built to accommodate higher managed receivables levels and a much greater number of accounts serviced). As such, we are maintaining our infrastructure and incurring increased overhead and other costs in order to expand point-of-sale and direct-to-consumer finance and credit solutions and new product offerings that we believe have the potential to grow into our existing infrastructure and allow for long-term shareholder returns.

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) investments in additional financial assets associated with point-of-sale and direct-to-consumer finance and credit activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; and (3) the repurchase of our convertible senior notes and other debt or our outstanding common stock.
Credit and Other Investments Segment. Our Credit and Other Investments segment includes our point-of-sale and direct-to-consumer finance operations, investments in and servicing of our various credit card receivables portfolios and other product development and limited investment in consumer finance technology platforms that generally capitalize on our credit infrastructure.
As previously discussed, we support lenders who originate a range of consumer loan products over multiple channels. Through our point-of-sale operations, we leverage our flexible technology platform that allows retail partners and service providers to offer loan options to their customers who may have been declined by a primary lender. The same proprietary analytics and infrastructure also allows lenders to offer general purpose loan products directly to consumers with our direct-to-consumer products. We reach these consumers through a diverse origination platform that includes direct mail, Internet-based marketing and partnerships.
Our growing portfolio of receivables assets are generating and we believe will continue to generate attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue growth in this area.
In the past several quarters, we have recommenced the acquisition of new receivables associated with credit card accounts. With respect to the credit card accounts underlying our historical credit card receivables and portfolios, substantially all of the related credit card accounts have been closed to new cardholder purchases since 2009. We continue to service these credit card portfolios as they liquidate.
Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, we price our products to reflect this higher loss rate. As such, our products are subject to greater regulatory scrutiny than the products of prime only lenders who are able to price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations—Credit and Other Investments Segment” and Item 1A, “Risk Factors.”
Auto Finance Segment. The operations of our Auto Finance segment are conducted through our CAR platform, which we acquired in April 2005. CAR primarily purchases and/or services loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  In 2010, we started offering floor-plan financing to this same group of dealers and finance companies. In 2013 we also started offering certain installment lending products in addition to our traditional loans secured by automobiles.  While this product represented less than 10% of CAR’s net outstanding receivables as of December 31, 2016, we seek to modestly grow the volume of these loans in the coming quarters.

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2016, our CAR operations served more than 560 dealers in 32 states, the District of Columbia and two U.S. territories. These operations continue to perform well in the current environment (achieving consistent profitability and generating positive cash flows with modest growth).
How Do We Manage the Receivables and Mitigate Our Risks?
Credit and Other Investments Segment. We manage our investments in receivables using credit behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the receivables. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent receivables.
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
How Do We Collect?
Credit and Other Investments Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost-effective and customer-friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. We also sometimes offer flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we may vary from our general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate payment. Application of payments in this manner also permits our collectors to assess real time the degree to which payments over the life of an account have covered the principal credit extensions on that account. This allows our collectors to readily identify our potential economic loss associated with the charge off of a particular receivable (i.e., the excess of principal loaned over payments received throughout the life of the account). Our selection of collection techniques, including, for example, the order in which we apply payments or the provision of payments or credits to induce or in exchange for a payment, impacts the statistical performance of our portfolios that we provide under the “Credit and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our collectors employ various and evolving tools when collecting receivables, and they routinely test and evaluate new tools in their effort toward improving our collections with a greater degree of efficiency and service. These tools include programs under which we may reduce or eliminate the annual percentage rate (“APR”) associated with a receivable or waive a certain amount of accrued fees, provided a minimum number or amount of payments have been made. In some instances, we may agree to match the payment on a receivable, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, we may actually settle and adjust finance charges and fees on a receivable, for example, based on a commitment and follow through on a commitment to pay certain portions of the balances owed. Our collectors may also decrease minimum payments owed under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we voluntarily participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a receivable that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success and customer service they achieve.
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
We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due and we charge off loans and fees receivable when they become contractually more than 180 days past due or 120 days past due for the direct-to-consumer personal loan product. However, if a payment is made that is greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. For all of our products, we charge off receivables within 30 days of notification and confirmation of bankruptcy or death of the obligor. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.
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
Consumer and Debtor Protection Laws and Regulations
Credit and Other Investments Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), the federal Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the federal Truth In Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission (“FTC”) Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our products are designed for customers of our lending partners at the lower end of the credit score range. We price our products to reflect the higher credit risk of these customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our finance partners are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to our marketing or collection practices, we could be required to modify or discontinue certain products or practices.
In the U.K., our operations are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. We are licensed and regulated by the Financial Conduct Authority (“FCA”), and we are governed by an extensive legislative and regulatory framework that includes the Consumer Credit Act, the Data Protection Act, Privacy and Electronic Communications Regulations, Consumer Protection and Unfair Trading regulations, Financial Services (Distance Marketing) Regulations, the Enterprise Act, Money Laundering Regulations, Financial Ombudsman Service and Advertising Standards Authority adjudications. The aforementioned legislation and regulations impose strict rules on the form and content of consumer contracts, the calculation and presentation of annual percentage rates (“APRs”), advertising in all forms, parties who can be contacted and disclosures to consumers, among others. The regulators, such as the FCA, provide guidance on consumer credit practices including collections. The FCA requires a comprehensive licensing process.
Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal TILA, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, Dodd-Frank, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. In addition, various state statutes limit the interest rates and fees that may be charged, limit the types of interest computations (e.g., interest bearing or pre-computed) and refunding processes, prohibit discriminatory practices in extending credit, impose limitations on fees and other ancillary products and restrict the use of consumer credit reports and other account-related information. Many of the states in which this segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

Privacy and Data Security Laws and Regulations. We are required to manage, use, and store large amounts of personally identifiable information, principally the confidential personal and financial data of our lending partners’ customers, in the course of our business. We depend on our IT networks and systems, and those of third parties, to process, store, and transmit that information. In the past, financial service companies have been targeted for sophisticated cyber attacks. A security breach involving our files and infrastructure could lead to unauthorized disclosure of confidential information. We take numerous measures to ensure the security of our hardware and software systems as well as customer information.

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
Competition
Credit and Other Investments Segment. We face substantial competition from financial service companies, the intensity of which varies depending upon economic and liquidity cycles. Our point-of-sale and direct-to-consumer finance activities compete with national, regional and local bankcard and consumer credit issuers, other general-purpose credit card issuers and retail credit card and merchant credit issuers. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have.
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
Employees
As of December 31, 2016, we had 292 employees, including 7 part-time employees, most of whom are principally employed within the U.S. We consider our relations with our employees to be good. None of our employees are covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.
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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of uncertainties as to the profitability of our business model going forward and our inability to achieve consistent earnings from our operations in recent years.

Our Cash Flows and Net Income Are Dependent Upon Payments from Our Investments in Receivables

The collectibility of our investments in receivables is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which consumers repay their accounts or become delinquent, and the rate at which consumers borrow funds.  Deterioration in these factors would adversely impact our business.  In addition, to the extent we have over-estimated collectibility, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

Our portfolio of receivables is not diversified and primarily originates from consumers whose creditworthiness is considered sub-prime. Historically, we have invested in receivables in one of two ways—we have either (i) invested in receivables originated by lenders who utilize our services or (ii) invested in or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has negatively impacted and may in the future negatively impact, our performance. Our various past and current losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables.

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

We are subject to foreign economic and exchange risks. Because of our operations in the U.K., we have exposure to fluctuations in the U.K. economy. We also have exposure to fluctuations in the relative values of the U.S. dollar and the British pound. Because the British pound has experienced a net decline in value relative to the U.S. dollar since we commenced our most significant operations in the U.K., we have experienced significant transaction and translation losses within our financial statements.

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

If additional financing facilities are not available in the future on terms we consider acceptable—an issue that has been made even more acute in the U.S. given regulatory changes that reduced asset-level returns on credit card lending—we will not be able to purchase additional receivables and those receivables may contract in size.

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

Despite our recent purchases of credit card receivables, our aggregate credit card receivables contracted over the last several years. The amount of our credit card receivables is a product of a combination of factors, many of which are not in our control. Factors include:

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

Reliance upon relationships with a few large retailers in the point-of-sale finance operations may adversely affect our revenues and operating results from these operations.  Our five largest retail partners accounted for over 50% of our outstanding point-of-sale receivables as of December 31, 2016.  Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future.  If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect receivables, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect the ability or willingness of lenders who utilize our technology platform and related services to market credit products and services to consumers. While the new Presidential Administration and the congressional majorities in the U.S. Senate and House of Representatives support reducing regulatory burdens, the prospects for significant modifications are uncertain. Also, the accounting rules that apply to our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of receivables more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which the credit products we service are originated are subject to the jurisdiction of federal, state and local government authorities, including the CFPB, the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking and licensing authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices and the practices of issuing banks, including the terms of products, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries. If as part of these reviews the regulatory authorities conclude that we or issuing banks are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected consumers. They also could require us or issuing banks to stop offering some credit products or obtain licenses to do so, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks that originate credit products using our platform, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to generate new receivables and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

Material regulatory developments may adversely impact our business and results from operations.

Our Automobile Lending Activities Involve Risks in Addition to Others Described Herein

Automobile lending exposes us not only to most of the risks described above but also to additional risks, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their repossession and liquidation value as collateral. In addition, our Auto Finance segment operation acquires loans on a wholesale basis from used car dealers, for which we rely upon the legal compliance and credit determinations by those dealers.

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

We face heightened levels of economic risk associated with new investment activities.  We have made a number of investments in businesses that are not directly related to our traditional servicing and receivables financing activities to, or associated with, the underserved consumer credit market.  In addition, some of these investments that we have made and may make in the future are or will be in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control.  We make only those investments we believe have the potential to provide a favorable return. However, because some of the investments are outside of our core areas of expertise, they entail risks beyond those described elsewhere in this Report.  As occurred with respect to certain such investments in 2012 and 2011, these risks could result in the loss of part or all of our investments.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We generally outsource account and payment processing, and in 2016, we paid Total System Services, Inc. $3.8 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

We take a number of measures to ensure the security of our hardware and software systems and customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect data being breached or compromised. In the past, banks and other financial service providers have been the subject of sophisticated and highly targeted attacks on their information technology. An increasing number of websites have reported breaches of their security.

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

Internet and data security breaches also could impede our bank partners from originating loans over the Internet, cause us to lose consumers or otherwise damage our reputation or business.  Consumers generally are concerned with security and privacy, particularly on the Internet.  As part of our growth strategy, we have enabled lenders to originate loans over the Internet. The secure transmission of confidential information over the Internet is essential to maintaining customer confidence in such products and services offered online.

Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect our client or consumer application and transaction data transmitted over the Internet.  In addition to the potential for litigation and civil penalties described above, security breaches could damage our reputation and cause consumers to become unwilling to do business with our clients or us, particularly over the Internet. Any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to service our clients’ needs over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online.

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

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and at least 48 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring varying levels of consumer notification in the event of a security breach.

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
As of December 31, 2016, Atlanticus Holdings Corporation had outstanding: $152.3 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $42.3 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, “Notes Payable,” to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of December 31, 2016, our subsidiaries had total liabilities of approximately $206.7 million (including the $152.3 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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
We lease 335,372 square feet of office space in Atlanta, Georgia for our executive offices and the primary operations of our Credit and Other Investments segment. We have sub-leased 255,110 square feet of this office space. Our Auto Finance segment principally operates from 12,807 square feet of leased office space in Lake Mary, Florida, with additional offices and branch locations in various states and territories. Our operations in the U.K., which are within our Credit and Other Investments segment, include leased space in Crawley. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

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

2015	High	Low
1st Quarter 2015	$3.10	$2.08
2nd Quarter 2015	$3.86	$2.03
3rd Quarter 2015	$4.02	$3.40
4th Quarter 2015	$3.64	$2.88

2016	High	Low
1st Quarter 2016	$3.48	$2.90
2nd Quarter 2016	$3.23	$2.64
3rd Quarter 2016	$3.15	$2.72
4th Quarter 2016	$3.50	$2.71

The closing price of our common stock on the NASDAQ Global Select Market on March 15, 2017 was $2.54.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
October 1- October 31	—	$—	—	4,912,401
November 1 - November 30	24,799	$3.21	—	4,912,401
December 1 - December 31	—	$—	—	4,912,401
Total	24,799	$3.21	—	4,912,401

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 24,799 such shares returned to us during the three months ended December 31, 2016.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Item 1A and elsewhere in this Report, that our actual experience will differ materially from these expectations.  For more information, see “Cautionary Notice Regarding Forward-Looking Statements” at the beginning of this Report.

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 20-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit, personal loans, and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, educational services and home-improvements. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second-look” credit service. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and our retail partnerships. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs, from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services.

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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. Some of these investees have raised capital at valuations in excess of our associated book value. However, none of these companies are publicly-traded, there are no material pending liquidity events, and ascribing value to these investments at this time would be speculative.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) point-of-sale and direct-to-consumer receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

We historically financed most of our investments in the credit card receivables originated through our platform through the asset-backed securitization markets. These markets deteriorated significantly in 2008, and the level of “advance rates,” or leverage against credit card receivable assets, in the current asset-backed securitization markets is below pre-2008 levels. We do believe, however, that point-of-sale and direct-to-consumer receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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
We closely monitor and manage our expenses based on current product offerings (and in recent years have significantly reduced our overhead infrastructure which was built to accommodate higher managed receivables levels and a much greater number of accounts serviced). As such, we are maintaining our infrastructure and incurring increased overhead and other costs in order to expand point-of-sale and direct-to-consumer finance and credit solutions and new product offerings that we believe have the potential to grow into our existing infrastructure and allow for long-term shareholder returns.

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) investments in additional financial assets associated with point-of-sale and direct-to-consumer finance and credit activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses; and (3) the repurchase of our convertible senior notes and other debt or our outstanding common stock.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2016	2015	from 2015 to 2016
Total interest income	$88,622	$69,917	$18,705
Interest expense	(20,207)	(18,330)	(1,877)
Fees and related income on earning assets:
Fees on credit products	3,526	6,907	(3,381)
Changes in fair value of loans and fees receivable recorded at fair value	1,587	6,265	(4,678)
Changes in fair value of notes payable associated with structured financings recorded at fair value	3,773	1,262	2,511
Rental revenue	8,235	36,032	(27,797)
Other	195	2,716	(2,521)
Other operating income:
Servicing income	4,087	5,004	(917)
Other income	320	553	(233)
Gain on repurchase of convertible senior notes	1,151	—	1,151
Equity in income equity-method investee	2,150	2,780	(630)
Total	$93,439	$113,106	$(19,667)
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(22,096)	(38,878)	(16,782)
Provision for losses on loans and fees receivable recorded at net realizable value	53,721	26,608	(27,113)
Other operating expenses:
Salaries and benefits	24,026	19,825	(4,201)
Card and loan servicing	30,662	37,071	6,409
Marketing and solicitation	3,171	2,235	(936)
Depreciation, primarily related to rental merchandise	7,477	40,778	33,301
Other	8,834	21,932	13,098
Net (loss) income	(6,341)	1,706	(8,047)
Net loss attributable to noncontrolling interests	6	7	(1)
Net (loss) income attributable to controlling interests	(6,335)	1,713	(8,048)

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results reflect continued growth in our auto finance receivables, but primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $105.3 million as of December 31, 2015 to $214.9 million as of December 31, 2016. These increases were offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued growth in point-of-sale and direct-to-consumer receivables and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations throughout 2017. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as continued growth within existing partnerships and continued growth within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historical credit card receivables will continue to offset some of the expected increases and could result in overall net declines in interest income period over period if our investments in new receivable originations decline.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    declines in rental revenue as we significantly reduced rent-to-own operations in the fourth quarter of 2015 and for which we discontinued new acquisitions in 2016. We expect minimal future revenues associated with this product offering as existing rent-to-own contracts culminate with no new acquisitions expected;

•
reductions in fees on receivables, associated with general net declines in historical credit card receivables, offset slightly by new acquisitions of credit card receivables under our direct-to-consumer product offerings;

•	the effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below; and

•
a reduction in other fees for 2016 as the 2015 results were positively impacted by the resolution of an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period.

We expect a diminishing level of fee income for 2017 absent significant new credit card receivable acquisitions. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, we do not expect meaningful levels of rental revenue in 2017 as existing rent-to-own contracts culminate with no new acquisitions expected. Offsetting declines in fees on credit products, is the aforementioned growth we are currently experiencing associated with point-of-sale and direct-to-consumer finance receivables and which we expect to continue throughout 2017. We do not expect that growth levels impacting our fees and related income on earning assets will be sufficient to offset overall declines in this category of revenue (primarily related to the decline in expected rental revenues) for 2017.

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

Gain on repurchase of convertible senior notes. In 2016 we repurchased $5.0 million aggregate principal amount of outstanding 5.875% convertible senior notes for $2.3 million plus accrued interest from unrelated third parties. The purchase resulted in a gain of $1.2 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchases). Upon acquisition, the notes were retired.

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

Net recovery of losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in both periods reflects the effects of reimbursements received in respect of one of our portfolios. In the years ended December 31, 2016 and 2015, these reimbursements exceeded the charge-offs experienced within the portfolio during the periods presented as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts on future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the year ended December 31, 2016 and 2015 primarily reflecting the effects of volume associated with point-of-sale, direct-to-consumer and credit card finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration which also impacted our provision for losses on loans and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the year ended December 31, 2016, relative to the year ended December 31, 2015, reflect the following:

•
reductions in card and loan servicing expenses in the year ended December 31, 2016 when compared to the year ended December 31, 2015 based on lower acquisitions of our rent-to-own products as well as continued net liquidations in our historical credit card portfolios, the receivables of which declined from $51.2 million outstanding to $32.1 million outstanding at December 31, 2015 and December 31, 2016, respectively, as well as declines associated with our rental program. Further, as our relative level and mix of receivables have changed we have been better able to negotiate certain third party fixed costs as existing contracts expired. These declines have been offset somewhat by expenses related to growth in point-of-sale and direct-to-consumer products, the receivables of which grew from $105.3 million outstanding to $214.9 million outstanding at December 31, 2015 and December 31, 2016, respectively;

•
decreases in depreciation primarily associated with declines in acquisitions under our rent-to-own program which declined to $5.3 million from $38.6 million for the years ended December 31, 2016 and 2015, respectively; and

•
decreases in other expenses due to the reversal of a £3.4 million ($5.0 million) reserve in the year ended December 31, 2016. This reserve related to a review in the U.K. by HM Revenue and Customs (“HMRC”) associated with filings by one of our U.K. subsidiaries to reclaim VAT that it paid on its inputs and that it believed were and are eligible to be reclaimed. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would pay VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. We subsequently received substantially all of such refunds, and as such we reversed the £3.4 million ($5.0 million) of VAT review-related liabilities in the first quarter of 2016. Additionally, lower occupancy costs as we shut down our data center in late 2015 and a more favorable exchange rate helped to further reduce other expenses in 2016 relative to 2015.

Offsetting these declines are:

•
increases in salaries and benefit costs for the year ended December 31, 2016 when compared to the year ended December 31, 2015 resulting from growth in our new credit receivables and related activities as well as increased costs associated with employee benefits;

•
increases in marketing and solicitation costs for the year ended December 31, 2016 as brand marketing expanded in late 2015 and throughout 2016, as well as volume related increases in costs attributable to the growth in our retail point-of-sale and direct-to-consumer portfolios. We expect that increased origination and brand marketing support will result in overall increases in year over year costs during 2017 although the frequency and timing of marketing efforts could result in reductions in quarter over quarter marketing costs; and

•	general increases in other expenses related to receivables acquisition, risk management costs and third party costs associated with ongoing information technology upgrades.

A portion of our operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our historical credit card receivables. This trend is gradually reversing, however, as we continue to grow our earning assets (including loans and fees receivable) based principally on growth of point-of-sale receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels with no effective growth in our card and loan servicing expenses (and overall expenses) as we were able to better utilize our fixed costs to grow our asset base. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer personal loan and credit card related operations. These expenses will primarily be related to the variable costs of marketing efforts associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced an effective income tax benefit rate of 48.7% for the year ended December 31, 2016, compared to an effective income tax expense rate of 51.7% for the year ended December 31, 2015.  Our effective income tax benefit rate for the year ended December 31, 2016 is above the statutory rate principally due to the income of our U.K. subsidiary (1) that is not subject to tax in the U.S., and (2) the U.K. tax on which was fully offset by the release of U.K. valuation allowances.  Our effective income tax expense rate for the year ended December 31, 2015 reflects in part, the establishment of a valuation allowance against our U.K.-related deferred tax assets.

                We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities, as well as any net payments of income tax-related interest and penalties, within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the years ended December 31, 2016 and 2015, $0.4 million and $0.3 million, respectively, of net income tax-related interest and penalties are included within those years’ respective income tax benefit and expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at December 31, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.4 million at December 31, 2016. An IRS examination team denied amended return claims we filed that would have eliminated the $7.3 million assessment (and corresponding interest and penalties), and we filed a protest with IRS Appeals. Pending the resolution of this matter, and as is customary in such cases, the IRS filed a lien in respect of the $7.3 million assessment described herein. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

Credit and Other Investments Segment
     Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in the point-of-sale, direct-to-consumer personal finance and credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include finance charges, fees and the accretion of discounts associated with the point-of-sale receivables.

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

Depreciation expense associated with rental merchandise (totaling $5.3 million and $38.6 million for the years ended December 31, 2016 and 2015, respectively) for which we receive rental revenue is included as a component of our overall depreciation in our consolidated statements of operations. We expect continued reductions in our depreciation of rental merchandise as existing rent-to-own contracts culminate with no new acquisitions expected.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investee; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investee line items on our consolidated statements of operations totaling approximately $10.3 million for the three months ended December 31, 2016, $2.4 million for the three months ended September 30, 2016, $7.1 million for the three months ended June 30, 2016, $5.9 million for the three months ended March 31, 2016, $10.7 million for the three months ended December 31, 2015, $11.4 million for the three months ended September 30, 2015, $10.7 million for the three months ended June 30, 2015, and $12.2 million for the three months ended March 31, 2015. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect?” in Item 1, “Business”.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2016				2015
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$245,007	$221,683	$201,406	$155,425	$152,528	$151,055	$142,338	$140,660
Percent 30 or more days past due	11.8%	10.9%	8.2%	9.7%	11.5%	10.5%	11.8%	10.1%
Percent 60 or more days past due	8.1%	7.3%	5.3%	7.1%	7.9%	7.2%	8.8%	7.5%
Percent 90 or more days past due	5.2%	4.7%	3.4%	5.1%	5.4%	5.0%	4.9%	5.4%
Average managed receivables	$236,103	$216,951	$188,128	$152,831	$152,983	$143,946	$139,401	$146,792
Total yield ratio	32.6%	33.5%	36.8%	35.4%	35.2%	41.3%	38.1%	38.3%
Combined gross charge-off ratio	21.1%	13.3%	14.9%	18.2%	16.8%	21.5%	17.4%	23.8%
Adjusted charge-off ratio	17.8%	10.7%	11.7%	14.1%	12.9%	16.5%	13.2%	19.2%

Managed receivables levels. We experienced overall quarterly growth throughout 2015 and 2016 related to our current product offerings with over $109 million in receivables growth associated with our point-of-sale and direct-to-consumer products. The addition of several large retail partners in 2016 contributed to over $45 million of our total $68 million in retail net receivable growth. Additionally, our personal loan acquisitions grew by over $36 million during the year ended December 31, 2016. Offsetting this growth in our managed receivables are declines in our historical credit card receivables portfolios given the closure of substantially all credit card accounts underlying the portfolios. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2017, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the receivables management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in the more mature portion of our managed portfolio. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-

collector ratio across delinquency categories. We measure the success of these efforts by measuring delinquency rates. These rates exclude receivables that have been charged off.

Given that the vast majority of credit card accounts related to our historical credit card receivables have been closed and there has been no significant new activity for these accounts, we generally have noted declines in delinquency statistics of our managed credit card receivables (when compared to the same quarters in prior period).

As our investments in point-of-sale and direct-to-consumer receivables have become a larger component of our managed receivables base, our delinquency rates have increased (when compared to periods during which seasoned credit cards made up a larger portion of our managed receivables). This is largely a result of the risk profiles (and corresponding expected returns) for these receivables being higher than that experienced under our mature credit card receivables underlying closed credit card accounts as discussed above. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. If and when growth for these product lines moderates, as occurred with our personal loan product offering in the last two quarters of 2016, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, seasonal payment patterns on these receivables are similar to those experienced with our historical credit card receivables and we expect those patterns to continue. For example, delinquency rates historically are lower in the first quarter of each year as seen above due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. As noted previously, the mix of our managed receivables has shifted away from certain higher-yielding credit card receivables. Those particular receivables traditionally had higher delinquency rates and late and over-limit fee assessments than do our other portfolios, and thus have higher total yield ratios as well. Additionally, our total yield ratio has been adversely affected in past quarters by our Non-U.S. Acquired Portfolio acquisition. Its total yields are below average compared to our other portfolios although the impacts of this portfolio are declining as its receivables continue to liquidate and are relatively immaterial at this time.

Offsetting the historical impacts noted above is growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth will slow or even modestly reverse the trend of our declining charge-off rates as discussed above and as noted in the fourth quarter of 2016, because we expect these receivables to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale and direct-to-consumer receivables over the next few quarters which should continue to stabilize our yield consistent with what we experienced in the past several quarters. However, the timing of receivable acquisitions as well as the relative mix of receivables acquired within a given quarter may contribute to some continued minor variability in our total yield ratio.

Although we have seen generally improving total yield ratio trend-lines, our third quarter 2015 total yield ratio was positively impacted by the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period. Absent this item, our total yield ratio would have been 35.8% in the third quarter of 2015.

Combined gross charge-off ratio and Adjusted charge-off ratio. We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due or 120 days past due for the direct-to-consumer personal loan receivables. We charge off rent-to-own receivables and impair associated rental merchandise if a payment has not been made within the previous 90 days. However, if a payment is made greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Typically, we charge off receivables within 30 days of notification and confirmation of a consumer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Given that our historical credit card portfolios now account for less than 15% of our total managed receivables, the impacts of these historical portfolios are no longer key drivers in the performance of our managed receivables. Instead, growth within point-of-sale finance and direct-to-consumer receivables that have higher charge-off rates than the liquidating credit card portfolios that have historically comprised a larger portion of our managed receivables has resulted in increases in our charge-off rates over time. The declines we experienced in the second quarter of 2015 and 2016 in both our combined and adjusted gross charge-off ratios were largely due to the seasonal beneficial impacts associated with payments experienced in the first quarter of each of those years. Additionally, negatively impacting the charge-off ratios in the first quarter of 2015 (and thus magnifying the decline in charge-off ratios noted in the second quarter of 2015) were higher than anticipated charge-offs associated with one of the retail channels we support. Our recent combined gross charge-off and adjusted charge-off ratios benefited in the first few quarters of 2016 from growth we experienced in our point-of-sale operations and more directly from growth in our direct-to-consumer receivables, many of which reached peak charge off periods in the fourth quarter of 2016. We made substantial investments in our personal loan offerings in the second quarter of 2016 which did not reach their peak-charge off period until the fourth quarter of 2016, thus positively impacting our second and third quarter combined and adjusted gross charge-off ratios and negatively impacting the same ratios in the fourth quarter.

The continued growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) the age, maturity and stability of our portfolio of generally liquidating receivables associated with closed credit card accounts, (2) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables, offset by lower charge offs associated with historical credit card receivables in the U.K. due to the continued liquidation of these receivables, (3) the low charge-off ratios experienced in the second quarter of 2015 and second and third quarters of 2016 as discussed above and (4) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree, some of the aforementioned impacts as has been seen in recent quarters.

Auto Finance Segment

Our Auto Finance segment historically included a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, principally purchases and/or services loans secured by automobiles from or for, and also provides floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  We have expanded these operations to also include certain installment lending products in addition to our traditional loans secured by automobiles both in the U.S. and U.S. territories.

Collectively, as of December 31, 2016, we served more than 560 dealers through our Auto Finance segment in 32 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2016				2015
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$79,683	$76,615	$80,903	$78,415	$77,833	$75,428	$78,342	$73,371
Percent 30 or more days past due	14.2%	12.7%	12.3%	10.2%	14.0%	13.3%	13.5%	10.7%
Percent 60 or more days past due	5.4%	4.5%	3.9%	4.2%	5.5%	5.3%	5.6%	4.4%
Percent 90 or more days past due	2.4%	1.8%	1.5%	2.2%	2.5%	2.6%	2.5%	2.1%
Average managed receivables	$78,209	$78,089	$80,213	$78,122	$76,413	$75,987	$77,182	$72,258
Total yield ratio	37.8%	39.1%	38.0%	37.3%	38.3%	38.2%	37.6%	39.2%
Combined gross charge-off ratio	2.6%	2.8%	3.1%	2.7%	3.3%	3.0%	1.9%	0.5%
Recovery ratio	1.6%	1.0%	1.5%	1.3%	1.6%	1.3%	0.6%	1.5%

Managed receivables.  We expect modest growth in the level of our managed receivables. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. We expect managed receivable levels to continue to grow slightly from current levels during 2017 as we expand our operations in the U.S. and U.S. territories.

Delinquencies.  Current delinquency levels are consistent with our expectations for levels in the near term with some marginal increases noted within the overall buy-here pay-here market. Delinquency rates tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers.   Second quarter 2016 delinquency rates were positively impacted by higher than anticipated customer payments experienced in the first quarter of 2016. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in 2016 reflect the lower delinquency rates we experienced in 2016 relative to the same periods in 2015. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio as was seen in the fourth quarter of 2015. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. Significantly all charge offs we experienced in the first and second quarters of 2015 were offset by available dealer reserves resulting in lower charge-off ratios for those periods. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Definitions of Financial, Operating and Statistical Measures
Total yield ratio. Represents an annualized fraction, the numerator of which includes all finance charge and late fee income billed on all outstanding receivables, plus credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain credit card receivables, plus ancillary income, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, plus gains (or less losses) on debt repurchases and other activities within our Credit and Other Investments segment less any adjustments to finance and fee billings, and the denominator of which is average managed receivables.
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

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

As discussed elsewhere in this Report, we incur a significant level of costs associated with a fixed infrastructure that had been designed to support our significant legacy credit card operations. Our infrastructure costs are still somewhat elevated, and while we had in the past focused on cost reduction, our primary focus now is growing the point-of-sale and direct-to-consumer personal loan and credit card receivables so that our revenues from these investments can cover our infrastructure costs and return us to consistent profitability. Increases in new and existing retail partnerships have resulted in quarterly growth of total managed receivables levels subsequent to the end of 2014, and we expect this growth to continue in the coming quarters.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. As such, the only facilities that could represent significant refunding or refinancing needs as of December 31, 2016 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 29, 2017) that is secured by certain receivables and restricted cash	$34.7
Revolving credit facility (expiring November 1, 2018) that is secured by the financial and operating assets of our CAR operations	29.2
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.5
Senior secured term loan from related parties (expiring November 22, 2017) that is secured by certain assets of the Company with an annual interest rate equal to 9.0%	40.0
Total	$123.4

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

On February 9, 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment fee.

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

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at December 31, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.4 million at December 31, 2016. An IRS examination team denied amended return claims we made which would have eliminated the $7.3 million assessment (and corresponding interest and penalties), and we have filed a protest with IRS Appeals. Pending the resolution of this matter, and as is customary in such cases, the IRS filed a lien in respect of the $7.3 million assessment described herein. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

At December 31, 2016, we had $76.1 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the year ended December 31, 2016 are as follows:

•
During the year ended December 31, 2016, we generated $39.0 million of cash flows from operations compared to the generation of $0.9 million of cash flows from operations during the year ended December 31, 2015. The increase in cash provided by operating activities was principally related to 1) reductions in purchases of rental merchandise associated with point-of-sale finance operations, 2) cost reductions associated with card and loan servicing, 3) collections associated with reimbursements received in respect of one of our portfolios, and 4) the timing of payments associated with accrued liabilities including those associated with a portion of the reimbursements received in respect of one of our portfolios that are ultimately payable to customers. These increases in cash provided by operating activities were offset by decreases in collections associated with our credit card finance charge receivables and rental payments in the year ended December 31, 2016 relative to the same period in 2015, given diminished receivables levels.

•
During the year ended December 31, 2016, we used $75.8 million of cash from our investing activities, compared to generating $14.5 million of cash from investing activities during the year ended December 31, 2015.  This decrease is primarily due to increasing levels of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2015 and the shrinking size of our historical credit card receivables and corresponding payments from consumers. Offsetting these declines are the subsequent cash returns on our increasing investments in point-of-sale and direct to consumer receivables as well as reductions in our restricted cash levels, both of which contributed positively to our cash generated from investing activities.

•
During the year ended December 31, 2016, we generated $63.5 million of cash in financing activities, compared to our use of $3.6 million of cash in financing activities during the year ended December 31, 2015. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance and credit card operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized as of December 31, 2016 to repurchase an additional 4,912,401 shares of our common stock through June 30, 2018.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within those loans and fees receivable that we do not report at fair value. Our loans and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected.

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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2016.

This Annual Report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1. Financial Statements
2. Financial Statement Schedules
None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Articles of Incorporation	June 8, 2009, Proxy Statement/Prospectus, Annex B
3.1(a)	Articles of Amendment to Articles of Incorporation	November 30, 2012, Form 8-K exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through November 30, 2012)	November 30, 2012, Form 8-K exhibit 3.2
4.1	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.2	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1
4.3	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Amended and Restated 2014 Equity Incentive Plan	April 15, 2016, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	May 18, 2016, Form 8-K, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	May 18, 2016, Form 8-K, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	May 18, 2016, Form 8-K, exhibit 10.7
10.3†	Amended and Restated Employee Stock Purchase Plan	April 16, 2008, Definitive Proxy Statement on Schedule 14A, Appendix B
10.4†	Amended and Restated Employment Agreement for David G. Hanna	December 29, 2008, Form 8-K, exhibit 10.1
10.5†	Amended and Restated Employment Agreement for Richard W. Gilbert	December 29, 2008, Form 8-K, exhibit 10.3
10.6†	Employment Agreement for Jeffrey A. Howard	March 28, 2014, Form 10-K, exhibit 10.7
10.7†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.8†	Outside Director Compensation Package	November 14, 2016, Form 10-Q, exhibit 10.1
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
August 1, 2007, Form 10-Q, exhibit 10.7
10.12	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.13	Loan and Security Agreement, dated October 4, 2011 among CARS Acquisition LLC, et al and Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.13(a)	First Amendment to Loan and Security Agreement	August 13, 2013, Form 10-Q, exhibit 10.1
10.13(b)	Second Amendment and Joinder to Loan and Security Agreement	August 13, 2013, Form 10-Q, exhibit 10.2
10.13(c)	Third Amendment to Loan and Security Agreement	March 28, 2014, Form 10-K, exhibit 10.15(c)
10.13(d)	Fourth Amendment to Loan and Security Agreement	March 28, 2014, Form 10-K, exhibit 10.15(d)
10.13(e)	Fifth Amendment to Loan and Security Agreement	August 14, 2014, Form 10-Q, exhibit 10.1
10.13(f)	Agreement by Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) in favor of Wells Fargo Preferred Capital, Inc.	March 6, 2012, Form 10-K, exhibit 10.16(a)
10.14	Loan and Security Agreement, dated November 26, 2014, by and among Atlanticus Holdings Corporation, Certain Subsidiaries Named Therein, and Dove Ventures, LLC	March 6, 2015, Form 10-K, exhibit 10.15
10.14(a)	First Amendment to Loan and Security Agreement, dated November 23, 2015	March 30, 2016, Form 10-K, exhibit 10.14(a)
10.14(b)	Second Amendment to Loan and Security Agreement, dated November 22, 2016	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.

(1)
Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 31, 2017.

Atlanticus Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David G. Hanna David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2017

/s/ William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 31, 2017

/s/ Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2017

/s/ Jeffrey A. Howard Jeffrey A. Howard	Director	March 31, 2017

/s/ Deal W. Hudson Deal W. Hudson	Director	March 31, 2017

/s/ Mack F. Mattingly Mack F. Mattingly	Director	March 31, 2017

/s/ Thomas G. Rosencrants Thomas G. Rosencrants	Director	March 31, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors
Atlanticus Holdings Corporation
We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlanticus Holdings Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Atlanta, Georgia
March 31, 2017

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2016	December 31, 2015
Assets
Unrestricted cash and cash equivalents	$76,052	$51,033
Restricted cash and cash equivalents	16,589	20,547
Loans and fees receivable:
Loans and fees receivable, at fair value	15,648	26,706
Loans and fees receivable, gross	290,697	180,144
Allowances for uncollectible loans and fees receivable	(43,275)	(21,474)
Deferred revenue	(23,639)	(16,721)
Net loans and fees receivable	239,431	168,655
Rental merchandise, net of depreciation	27	4,666
Property at cost, net of depreciation	3,829	5,686
Investment in equity-method investee	6,725	10,123
Deposits	505	825
Prepaid expenses and other assets	20,831	19,194
Total assets	$363,989	$280,729
Liabilities
Accounts payable and accrued expenses	$86,768	$51,722
Notes payable, at face value	141,589	90,000
Notes payable to related parties	40,000	20,000
Notes payable associated with structured financings, at fair value	12,276	20,970
Convertible senior notes	61,810	64,783
Income tax liability	15,769	22,303
Total liabilities	358,212	269,778
Commitments and contingencies (Note 11)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,348,086 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2016; and 15,332,041 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2015	—	—
Additional paid-in capital	211,646	211,083
Accumulated other comprehensive loss	—	(600)
Retained deficit	(205,859)	(199,524)
Total shareholders’ equity	5,787	10,959
Noncontrolling interests	(10)	(8)
Total equity	5,777	10,951
Total liabilities and equity	$363,989	$280,729

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015
Interest income:
Consumer loans, including past due fees	$88,389	$69,830
Other	233	87
Total interest income	88,622	69,917
Interest expense	(20,207)	(18,330)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	68,415	51,587
Fees and related income on earning assets	17,316	53,182
Net recovery of charge off of loans and fees receivable recorded at fair value	22,096	38,878
Provision for losses on loans and fees receivable recorded at net realizable value	(53,721)	(26,608)
Net interest income, fees and related income on earning assets	54,106	117,039
Other operating income:
Servicing income	4,087	5,004
Other income	320	553
Gain on repurchase of convertible senior notes	1,151	—
Equity in income of equity-method investee	2,150	2,780
Total other operating income	7,708	8,337
Other operating expense:
Salaries and benefits	24,026	19,825
Card and loan servicing	30,662	37,071
Marketing and solicitation	3,171	2,235
Depreciation, primarily related to rental merchandise	7,477	40,778
Other	8,834	21,932
Total other operating expense	74,170	121,841
(Loss) income before income taxes	(12,356)	3,535
Income tax benefit (expense)	6,015	(1,829)
Net (loss) income	(6,341)	1,706
Net loss attributable to noncontrolling interests	6	7
Net (loss) income attributable to controlling interests	$(6,335)	$1,713
Net (loss) income attributable to controlling interests per common share—basic	$(0.46)	$0.12
Net (loss) income attributable to controlling interests per common share—diluted	$(0.46)	$0.12

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)

	For the Year Ended December 31,
	2016	2015
Net (loss) income	$(6,341)	$1,706
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	(50)
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	600	1,849
Income tax expense related to other comprehensive income	—	(558)
Comprehensive (loss) income	(5,741)	2,947
Comprehensive loss attributable to noncontrolling interests	6	7
Comprehensive (loss) income attributable to controlling interests	$(5,735)	$2,954

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Years Ended December 31, 2016 and 2015
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	15,308,971	$—	$210,519	$(1,841)	$(201,237)	$1	$7,442
Stock options exercises and proceeds related thereto	3,334		8	—	—	—	8
Compensatory stock issuances, net of forfeitures	106,334	—	—	—	—	—	—
Distributions to owners of noncontrolling interests	—	—	—	—	—	(2)	(2)
Amortization of deferred stock-based compensation costs	—	—	846	—	—	—	846
Redemption and retirement of shares	(86,598)	—	(259)	—	—	—	(259)
Tax effects of stock-based compensation costs	—	—	(31)	—	—	—	(31)
Other comprehensive income (loss)	—	—	—	1,241	1,713	(7)	2,947
Balance at December 31, 2015	15,332,041	$—	$211,083	$(600)	$(199,524)	$(8)	$10,951
Stock options exercises and proceeds related thereto	5,999	—	14	—	—	—	14
Compensatory stock issuances, net of forfeitures	321,068	—	—	—	—	—	—
Contributions from owners of noncontrolling interests	—	—	—	—	—	4	4
Amortization of deferred stock-based compensation costs	—	—	1,416	—	—	—	1,416
Redemption and retirement of shares	(311,022)	—	(949)	—	—	—	(949)
Tax effects of stock-based compensation plans	—	—	82	—	—	—	82
Other comprehensive income (loss)	—	—	—	600	(6,335)	(6)	(5,741)
Balance at December 31, 2016	15,348,086	$—	$211,646	$—	$(205,859)	$(10)	$5,777

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2016	2015
Operating activities
Net (loss) income	$(6,341)	$1,706
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of rental merchandise	5,273	38,565
Depreciation, amortization and accretion, net	2,204	2,000
Losses upon charge off of loans and fees receivable recorded at fair value	6,110	7,440
Provision for losses on loans and fees receivable	53,721	26,608
Interest expense from accretion of discount on convertible senior notes	515	481
Income from accretion of discount associated with receivables purchases	(41,953)	(40,777)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(5,360)	(7,527)
Income from equity-method investments	(2,150)	(2,780)
Gain on repurchase of convertible senior notes	(1,151)	—
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(4,687)	(2,962)
(Decrease) increase in income tax liability	(6,452)	719
Decrease in deposits	320	764
Increase in accounts payable and accrued expenses	41,436	12,752
Additions to rental merchandise	(634)	(29,053)
Other	(1,836)	(7,072)
Net cash provided by operating activities	39,015	864
Investing activities
Decrease in restricted cash	3,869	2,167
Proceeds from equity-method investee	5,548	8,490
Investments in earning assets	(381,212)	(271,061)
Proceeds from earning assets	296,304	275,825
Purchases and development of property, net of disposals	(349)	(884)
Net cash (used in) provided by investing activities	(75,840)	14,537
Financing activities
Noncontrolling interests contributions (distributions), net	4	(2)
Purchase and retirement of outstanding stock	(949)	(259)
Proceeds from borrowings	242,388	164,897
Repayment of borrowings	(177,984)	(168,208)
Net cash provided by (used in) financing activities	63,459	(3,572)
Effect of exchange rate changes on cash	(1,615)	(721)
Net increase in unrestricted cash	25,019	11,108
Unrestricted cash and cash equivalents at beginning of period	51,033	39,925
Unrestricted cash and cash equivalents at end of period	$76,052	$51,033
Supplemental cash flow information
Cash paid for interest	$19,481	$17,922
Net cash income tax payments	$437	$1,117
Supplemental non-cash information
Issuance of stock options and restricted stock	$2,310	$532
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partners to originate consumer loans through multiple channels, including retail point-of-sale, direct mail solicitation, on-line and partnerships. In the retail credit (the “point-of-sale” operations) channel, we partner with retailers and service providers in various industries across the United States (“U.S.”) to enable them to provide credit to their customers for the purchase of goods and services. These services of our lending partners, are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second look” credit service in various industries across the U.S. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers (collectively, the “direct-to-consumer” operations) through additional channels enabling them to reach consumers through a diverse origination platform which includes direct mail, Internet-based marketing and through partnerships. Using our infrastructure and technology platform, we also provide loan servicing activities, including risk management and customer service outsourcing for third parties.
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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation as of December 31, 2016. Some of these investees have raised capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no material pending liquidity events, and ascribing value to these investments at this time would be speculative.

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

Restricted Cash

Restricted cash as of December 31, 2016 and 2015 includes certain collections on loans and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans and Fees Receivable

Our loans and fees receivable include loans and fees receivable, at fair value and loans and fees receivable, gross.

Loans and Fees Receivable, at Fair Value.  Loans and fees receivable held at fair value represent receivables underlying credit card securitization trusts that are consolidated onto our consolidated balance sheet, some portfolios of which are unencumbered and some of which are still encumbered under structured financing facilities. Further details concerning our loans and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

Loans and Fees Receivable, Gross.  Our loans and fees receivable, gross, currently consist of receivables associated with (a) United Kingdom (“U.K.”) credit cards and U.S. point-of-sale and direct-to-consumer financing and other credit products currently being marketed within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations.  Our Credit and Other Investments segment loans and fees receivable generally are unsecured, while our Auto Finance segment loans and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title.

We show both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) for our loans and fees receivable, gross (i.e., as opposed to those carried at fair value). Our loans and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary. We may individually evaluate a receivable or pool of receivables for impairment (as indicated in the table below) if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables. This may occur if a particular retail or auto-finance partner has indications of non-performance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner.

Certain of our loans and fees receivable also contain components of deferred revenue. For example, our point-of-sale and auto finance loans and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of loan discounts which we recognize over the life of each loan using the effective interest method. As of December 31, 2016 and December 31, 2015, the weighted average remaining accretion period for the $23.6 million and $16.7 million, respectively, of deferred revenue reflected in the consolidated balance sheets was 11 months and 11 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Year Ended December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)
Provision for loan losses	0.7	(2.6)	(51.8)	(53.7)
Charge offs	1.8	3.3	32.6	37.7
Recoveries	(2.7)	(1.1)	(2.0)	(5.8)
Balance at end of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)

As of December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$(0.3)	$(0.6)
Balance at end of period collectively evaluated for impairment	$(1.4)	$(1.8)	$(39.5)	$(42.7)
Loans and fees receivable:
Loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Loans and fees receivable individually evaluated for impairment	$—	$0.7	$0.3	$1.0
Loans and fees receivable collectively evaluated for impairment	$11.0	$76.4	$202.3	$289.7

For the Year Ended December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(2.7)	$(1.2)	$(16.1)	$(20.0)
Provision for loan losses	(1.7)	(2.2)	(22.7)	(26.6)
Charge offs	3.7	2.6	21.5	27.8
Recoveries	(0.5)	(0.9)	(1.3)	(2.7)
Balance at end of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)

As of December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(1.3)	$(1.4)
Balance at end of period collectively evaluated for impairment	$(1.2)	$(1.6)	$(17.3)	$(20.1)
Loans and fees receivable:
Loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$1.5	$1.7
Loans and fees receivable collectively evaluated for impairment	$5.2	$75.8	$97.4	$178.4

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable. We discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due. We charge off our Credit and Other Investments and Auto Finance segment receivables when they become contractually more than 180 days past due or 120 days past due for the direct-to-consumer personal loan product. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

 Recoveries on accounts previously charged off are credited to the allowance for uncollectible loans and fees receivable and effectively offset our provision for losses on loans and fees receivable recorded at net realizable value on our consolidated statements of operations. (All of the above discussion relates only to our loans and fees receivable for which we use net realizable value i.e., as opposed to fair value accounting. For loans and fees receivable recorded at fair value, recoveries offset losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries on our consolidated statements of operations.)

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of December 31, 2016 and December 31, 2015 is as follows:

Balance at December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$7.0	$8.2	$15.4
60-89 days past due	0.2	2.4	6.7	9.3
90 or more days past due	0.4	1.9	11.4	13.7
Delinquent loans and fees receivable, gross	0.8	11.3	26.3	38.4
Current loans and fees receivable, gross	10.2	65.8	176.3	252.3
Total loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Balance at December 31, 2015	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$6.9	$4.4	$11.5
60-89 days past due	0.1	2.2	3.1	5.4
90 or more days past due	0.4	1.8	6.5	8.7
Delinquent loans and fees receivable, gross	0.7	10.9	14.0	25.6
Current loans and fees receivable, gross	4.5	65.1	84.9	154.5
Total loans and fees receivable, gross	$5.2	$76.0	$98.9	$180.1
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Rental Merchandise, Net of Depreciation

Our rental merchandise includes consumer electronics, furniture, jewelry and other consumer goods that we initially record on our consolidated balance sheets at our cost. After our initial recording of the rental merchandise at cost, we reduce its carrying value for depreciation thereof. We depreciate our rental merchandise over contract rental periods under a $-0- salvage value assumption. These assumptions are periodically adjusted based on actual results and impairments as they occur. We follow this method to match, as closely as practicable, the recognition of depreciation expense with revenues associated with our customers’ use of the rental merchandise. Currently, we do not maintain any levels of rental merchandise beyond what actually has been rented to our customers under our contracts with them.  We include a “Rental revenue” line item within our table below detailing our fees and related income on earning assets category on our consolidated statements of operations.

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

We record our property at cost less accumulated depreciation or amortization. We compute depreciation expense using the straight-line method over the estimated useful lives of our assets, which are approximately five years for furniture, fixtures and equipment, and three years for computers and software. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of their respective underlying leases.

We periodically review our property to determine if it is impaired. We incurred $0.6 million of impairment costs in 2016 and no such impairment costs in 2015.

Investment in Equity-Method Investee

We account for an investment using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist based on ownership interest, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We record our interests in the income of our equity-method investee within the equity in income of equity-method investee category on our consolidated statements of operations.

We use the equity method for our 66.7% investment in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. We account for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which do not allow us to control this investee.

We evaluate our investments in the equity-method investee for impairment each quarter by comparing the carrying amount of the investment to its fair value. Because no active market exists for the investee’s limited liability company membership interest, we evaluate our investment for impairment based on our evaluation of the fair value of the equity-method investee’s net assets relative to its carrying value. If we ever were to determine that the carrying value of our investment in the equity-method investee was greater than its fair value, we would write the investment down to its fair value.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. These prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) amounts due associated with reimbursements in respect of one of our portfolios and (3) ongoing deferred costs associated with service contracts.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts ultimately owed to consumers associated with reimbursements in respect of one of our portfolios.

Revenue Recognition

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related cardholder agreements. Premiums and discounts paid or received associated with a loan are generally deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans and fees receivable and revenue when the fees are earned.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) fees associated with our credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer activities, and our historical credit card receivables; (2) changes in the fair value of loans and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; (4) revenues associated with rent payments on rental merchandise; and (5) gains or losses associated with our investments in securities.

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customer’s account. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans and fees receivable and revenue when the fees are earned.

The following summarizes our revenue recognition policies for the revenue from our rent-to-own program. We accrue periodic billed rental amounts (net of allowances for uncollectible billings) into revenues over the rental period to which the billed amounts relate, and we defer recognition in revenues of any advanced customer rental payments until the rental period in which they are properly recognizable under the terms of the contract. Additionally, we do not recognize a receivable for future periods’ rental obligations due to us from our customers; our customers can terminate their rental agreements at any time with no further obligation to us, other than the return of rental merchandise. We include billed rental receivable amounts (net of allowances for uncollectible billings) within our loans and fees receivable, net consolidated balance sheet category.

The components (in thousands) of our fees and related income on earning assets are as follows:

	Year ended December 31,
	2016	2015
Fees on credit products	$3,526	$6,907
Changes in fair value of loans and fees receivable recorded at fair value	1,587	6,265
Changes in fair value of notes payable associated with structured financings recorded at fair value	3,773	1,262
Rental revenue	8,235	36,032
Other	195	2,716
Total fees and related income on earning assets	$17,316	$53,182

The above changes in the fair value of loans and fees receivable recorded at fair value category exclude the impact of charge offs associated with these receivables which are separately stated in Net recovery of (losses upon) charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations.  See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses. This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. While we are continuing to evaluate the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures, this standard is expected to result in an increase to our allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively, as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the cost of acquiring the additional interest in the investee should be combined with the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting. No retroactive adjustment of the investment is required. The ASU also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The ASU is effective January 1, 2017. The impact of adoption of this authoritative guidance is not expected to result in a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases, changing certain aspects of current lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments (see Note 8 for the undiscounted future annual minimum rental commitments for operating leases). We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements due to the limited lease activity we are involved in.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. In August 2015, the FASB delayed the effective date by one year and the guidance will now be effective for annual and interim periods beginning January 1, 2018 and early adoption is permitted. We do not plan to early adopt the guidance. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of our revenue will not be affected; however, our review is ongoing. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after December 31, 2016, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than disclosure related to the completion of a new funding agreement as described in Note 9 “Notes Payable.”

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both December 31, 2016 and December 31, 2015, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the years ended December 31, 2016 and 2015 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Year ended December 31, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$59,614	$28,775	$88,389
Other	233	—	233
Total interest income	59,847	28,775	88,622
Interest expense	(19,011)	(1,196)	(20,207)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$40,836	$27,579	$68,415
Fees and related income on earning assets	$17,214	$102	$17,316
Servicing income	$3,115	$972	$4,087
Gain on repurchase of convertible senior notes	$1,151	$—	$1,151
Depreciation of rental merchandise	$(5,273)	$—	$(5,273)
Equity in income of equity-method investee	$2,150	$—	$2,150
(Loss) income before income taxes	$(18,915)	$6,559	$(12,356)
Income tax benefit (expense)	$8,390	$(2,375)	$6,015
Total assets	$295,018	$68,971	$363,989

Year ended December 31, 2015	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$42,140	$27,690	$69,830
Other	87	—	87
Total interest income	42,227	27,690	69,917
Interest expense	(17,130)	(1,200)	(18,330)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$25,097	$26,490	$51,587
Fees and related income on earning assets	$50,817	$2,365	$53,182
Servicing income	$4,136	$868	$5,004
Depreciation of rental merchandise	$(38,565)	$—	$(38,565)
Equity in income of equity-method investee	$2,780	$—	$2,780
(Loss) income before income taxes	$(4,689)	$8,224	$3,535
Income tax benefit (expense)	$500	$(2,329)	$(1,829)
Total assets	$211,227	$69,502	$280,729

4.	Shareholders’ Equity

During the years ended December 31, 2016 and 2015, we repurchased and contemporaneously retired 311,022 and 86,598 shares of our common stock at an aggregate cost of $949,000 and $259,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at December 31, 2016 and December 31, 2015, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at December 31, 2016 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	December 31, 2016	December 31, 2015
Loans and fees receivable, at fair value	$9,650	$14,470
Total assets	$10,291	$15,237
Total liabilities	$204	$54
Members’ capital	$10,087	$15,183

	Year ended December 31,
	2016	2015
Net interest income, fees and related income on earning assets	$3,249	$4,200
Net income	$2,714	$3,447
Net income attributable to our equity investment in investee	$2,150	$2,780

6.	Fair Values of Assets and Liabilities

We elected the fair value option with respect to our investments in equity securities as well as our credit card loans and fees receivable portfolios, the retained interests in which we historically recorded at fair value under securitization structures that were off balance sheet prior to accounting rules changes requiring their consolidation into our financial statements. With respect to our equity securities, we decided to carry these assets at fair value due to our intent to invest and redeem these investments with expected frequency. For our credit card loans and fees receivable portfolios underlying our formerly off-balance-sheet securitization structures, we elected the fair value option because, in contrast to substantially all of our other assets, we had significant experiences in determining the fair value of these assets in connection with our historical fair value accounting for our retained interests in their associated securitization structures. Because we elected to account for the credit card receivables underlying our formerly off-balance-sheet securitization structures at fair value, accounting rules require that we account for the notes payable issued by such securitization structures at fair value as well. For our other credit card receivables that have never been owned by our formerly off-balance-sheet securitization structures, we have not elected the fair value option, and we record such receivables at net realizable value within loans and fees receivable, net on our consolidated balance sheets.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the

December 31, 2016 and December 31, 2015 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2016 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$248,171	$223,783
Loans and fees receivable, at fair value	$—	$—	$15,648	$15,648

Assets – As of December 31, 2015 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$161,199	$141,949
Loans and fees receivable, at fair value	$—	$—	$26,706	$26,706

(1)	For cash, deposits and other short-term investments (including our investments in rental merchandise), the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2016 and 2015:

	Loans and Fees Receivable, at Fair Value
	2016	2015
Balance at January 1,	$26,706	$53,160
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable, at fair value	1,587	6,265
Settlements, net	(12,335)	(32,440)
Impact of foreign currency translation	(310)	(279)
Balance at December 31,	$15,648	$26,706

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2016 and December 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$15,648	Discounted cash flows	Gross yield	24.2% to 35.8% (26.1%)
			Principal payment rate	2.2% to 3.5% (2.4%)
			Expected credit loss rate	11.8% to 18.0% (12.9%)
			Servicing rate	8.6% to 9.6% (8.8%)
			Discount rate	5.8% to 13.6% (12.5%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Loans and fees receivable, at fair value	$26,706	Discounted cash flows	Gross yield	15.8% to 28.5% (26.3%)
			Principal payment rate	2.1% to 3.1% (2.9%)
			Expected credit loss rate	12.5% to 22.7% (13.6%)
			Servicing rate	8.4% to 12.9% (12.4%)
			Discount rate	16.0% to 16.2% (16.0%)

(1) Our loans and fees receivable, pledged as collateral under structured financings, at fair value consist of a single portfolio with one set of assumptions. As such, no range is given.

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2016 and December 31, 2015 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$83,399	$83,399
Amortizing debt facilities	$—	$—	$58,190	$58,190
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$40,609	$—	$61,810
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$12,276	$12,276

Liabilities - As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$53,800	$53,800
Amortizing debt facilities	$—	$—	$36,200	$36,200
Senior secured term loan	$—	$—	$20,000	$20,000
5.875% convertible senior notes	$—	$42,734	$—	$64,783
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$20,970	$20,970

For our material notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.  Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our 5.875% convertible senior notes due 2035 (“5.875% convertible senior notes”), we assess fair value based upon the most recent trade data available from third-party providers.  We have seen no data that would suggest that the fair value of our other Credit and Other Investments segment debt is materially different from its carrying amount as evidenced in recent financing arrangements obtained with similar terms. See Note 9, “Notes Payable,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2016 and 2015.

	Notes Payable Associated with Structured Financings, at Fair Value
	2016	2015
Beginning balance, January 1	$20,970	$36,511
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(3,773)	(1,262)
Repayments on outstanding notes payable, net	(4,921)	(14,279)
Ending balance, December 31	$12,276	$20,970

The unrealized gains and losses for liabilities within the Level 3 category presented in the table above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 liabilities.

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2016 and December 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$12,276	Discounted cash flows	Gross yield	24.6%
			Principal payment rate	2.2%
			Expected credit loss rate	11.8%
			Discount rate	13.6%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2015 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$20,970	Discounted cash flows	Gross yield	28.5%
			Principal payment rate	2.9%
			Expected credit loss rate	12.5%
			Discount rate	16.0%

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2016 and December 31, 2015 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2016	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$6,251	$16,614
Aggregate fair value of loans and fees receivable that are reported at fair value	$3,484	$12,164
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$6	$22
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$204	$562

As of December 31, 2015	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$8,560	$25,837
Aggregate fair value of loans and fees receivable that are reported at fair value	$6,353	$20,353
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$12	$31
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$374	$889

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2016	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2015
Aggregate unpaid principal balance of notes payable	$102,035	$106,956
Aggregate fair value of notes payable	$12,276	$20,970

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2016	2015
Software	$5,194	$10,665
Furniture and fixtures	6,191	6,037
Data processing and telephone equipment	11,008	11,064
Leasehold improvements	10,638	10,649
Total cost	33,031	38,415
Less accumulated depreciation	(29,202)	(32,729)
Property, net	$3,829	$5,686

Depreciation expense totaled $2.2 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively.

8.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense for continuing operations associated with these operating leases was $1.5 million in 2016 and $2.9 million in 2015. During the fourth quarter of 2006, we entered into a 15-year lease in Atlanta, Georgia for 335,372 square feet (net of space which was surrendered to the landlord through our exercise of a termination option), 255,110 square feet of which we have subleased, and the remainder of which houses our corporate offices.  In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2016, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2017	$8,493	$(6,643)	$1,850
2018	9,756	(6,441)	3,315
2019	9,734	(6,324)	3,410
2020	9,778	(6,499)	3,279
2021	9,832	(6,678)	3,154
Thereafter	4,157	(2,838)	1,319
Total	$51,750	$(35,423)	$16,327

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2016, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2016 and December 31, 2015, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2016, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2016 and December 31, 2015.

	Carrying Amounts at Fair Value as of
	December 31, 2016	December 31, 2015
Amortizing securitization facility issued out of our upper-tier portfolio master trust (stated maturity of December 2021), outstanding face amount of $102.0 million ($107.0 million as of December 31, 2015) bearing interest at a weighted average 6.1% interest rate (5.6% as of December 31, 2015), which is secured by credit card receivables and restricted cash aggregating $12.3 million ($21.0 million as of December 31, 2015) in carrying amount	$12.3	$21.0

Contractual payment allocations within these credit cards receivable structured financings provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $12.3 million in fair value of the structured financing note in the above table is $12.3 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at December 31, 2016.

Beyond our role as servicer of the underlying assets within the credit cards receivable structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of December 31, 2016 and December 31, 2015 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2016	December 31, 2015
Revolving credit facilities at a weighted average interest rate equal to 4.8% (4.4% at December 31, 2015) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $127.9 million ($97.4 million at December 31, 2015)

Revolving credit facility (repaid in October 2016) (1)	$—	$28.9
Revolving credit facility (expiring December 31, 2019) (2) (3)	19.5	—
Revolving credit facility (expiring November 1, 2018) (1)	29.2	—
Revolving credit facility (expiring October 29, 2017) (2) (3)	34.7	24.9
Amortizing facilities at a weighted average interest rate equal to 5.4% (5.4% at December 31, 2015) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $69.9 million ($41.6 million as of December 31, 2015)

Amortizing debt facility (expiring March 31, 2018) (2) (3) (4)	14.6	—
Amortizing debt facility (expiring July 15, 2017) (2) (3) (4)	20.4	23.0
Amortizing debt facility (repaid in June 2016)	—	9.2
Amortizing debt facility (expiring August 17, 2018) (2) (3)	6.0	4.0
Amortizing debt facility (expiring August 24, 2018) (2) (3)	9.7	—
Amortizing debt facility (expiring September 1, 2017) (2) (3)	7.5	—
Other facilities
Senior secured term loan from related parties (expiring November 22, 2017) that is secured by certain assets of the Company with an annual interest rate equal to 9.0% (5)	40.0	20.0
Total notes payable outstanding	$181.6	$110.0

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

(3)	These notes reflect modifications to either extend the maturity date, increase the loaned amount or both.

(4)	Loans are comprised of two tranches with the same lender. Terms and conditions are substantially identical with the exception of maturity date as indicated in the table above.

(5)	See below for additional information.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of $20.0 million. Additionally, on July 28, 2016, we obtained an additional term loan under the Loan and Security Agreement. As a result, the Loan and Security Agreement is fully drawn with $40.0 million outstanding as of December 31, 2016. In November 2016, the agreement was amended to extend the maturity date of the term loan to November 22, 2017. All other terms remain unchanged.

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 22, 2017 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty.

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

On February 9, 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.
The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment fee.

10.	Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 (“3.625% convertible senior notes”), and in November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due November 30, 2035 (“5.875% convertible senior notes”). The 5.875% convertible senior notes are (and, prior to redemption, the 3.625% convertible senior notes were) unsecured, subordinate to existing and future secured obligations and structurally subordinate to existing and future claims of our subsidiaries’ creditors. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.   No put rights exist under our 5.875% convertible senior notes.

In 2016 we repurchased $5.0 million aggregate principal amount of outstanding 5.875% convertible senior notes for $2.3 million plus accrued interest from unrelated third parties. The purchase resulted in a gain of $1.2 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchases). Upon acquisition, the notes were retired.

In May 2015 we redeemed the remainder of the outstanding 3.625% convertible senior notes. Subsequent to this redemption, only our 5.875% convertible senior notes remain outstanding.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	December 31, 2016	December 31, 2015
Face amount of 5.875% convertible senior notes	$88,280	$93,280
Discount	(26,470)	(28,497)
Net carrying value	$61,810	$64,783
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $88.3 million of outstanding 5.875% convertible senior notes as of December 31, 2016 (as referenced in the table above) are convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per

$1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation. Beginning with the six-month period commencing on January 30, 2009, we could pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the offering of the 5.875% convertible senior notes, we entered into a 30-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock that we exclude from all earnings per share computations and for which we received a fee of $0.001 per loaned share upon consummation of the agreement. The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the 30-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($4.1 million based on the 1,459,233 of shares remaining outstanding under the share lending arrangement as of December 31, 2016).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

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

Accounting for Convertible Senior Notes

Under applicable accounting literature, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and additional paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to additional paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., additional paid-in capital).  We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability (and which ended May 2012 for our 3.625% convertible senior notes).  Amortization for the years ended December 31, 2016 and 2015 totaled $0.5 million and $0.5 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $5.3 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively.  We will amortize the discount remaining at December 31, 2016 into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the 5.875% convertible senior notes was 9.2% for all periods presented.

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $221.1 million at December 31, 2016. We have never experienced a situation in which all borrowers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2016, CAR had unfunded outstanding floor-plan financing commitments totaling $8.6 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $9.3 million remains pledged as of December 31, 2016 to support various ongoing contractual obligations.  Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2016, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2022 and April 2017, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($1.5 million and $1.0 million as of December 31, 2016, respectively).

At December 31, 2015, we had an accrued liability of £3.4 million ($5.0 million) within our consolidated financial statements associated with a then-ongoing review by U.K. taxing authorities (HM Revenue and Customs or “HMRC”) of value-added tax (“VAT”) filings made by one of our U.K. subsidiaries. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would pay VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. We subsequently received all of such refunds, and as such we reversed the £3.4 million ($5.0 million) of VAT review-related liabilities in the first quarter of 2016.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, “Leases”.

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

The current and deferred portions (in thousands) of federal, foreign and state income tax benefit or expense are as follows:

	For the Year Ended December 31,
	2016	2015
Federal income tax benefit (expense):
Current tax benefit (expense)	$59	$3,421
Deferred tax benefit (expense)	5,884	(3,824)
Total federal income tax benefit (expense)	$5,943	$(403)
Foreign income tax benefit (expense):
Current tax expense	$(41)	$(53)
Deferred tax benefit (expense)	3	(1,775)
Total foreign income tax expense	$(38)	$(1,828)
State and other income tax benefit (expense):
Current tax benefit (expense)	$(116)	$28
Deferred tax benefit	226	374
Total state and other income tax benefit	$110	$402
Total income tax benefit (expense)	$6,015	$(1,829)

We experienced an effective income tax benefit rate of 48.7% for the year ended December 31, 2016, compared to an effective income tax expense rate of 51.7% for the year ended December 31, 2015.  Our effective income tax benefit rate for the year ended December 31, 2016 is above the statutory rate principally due to the income of our U.K. subsidiary (1) that is not subject to tax in the U.S., and (2) the U.K. tax on which was fully offset by the release of U.K. valuation allowances.  Our effective income tax expense rate for the year ended December 31, 2015 reflects in part, the establishment of a valuation allowance against our U.K.-related deferred tax assets.

                We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities, as well as any net payments of income tax-related interest and penalties, within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the years ended December 31, 2016 and 2015, $0.4 million and $0.3 million, respectively, of net income tax-related interest and penalties are included within those years’ respective income tax benefit and expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at December 31, 2016; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.4 million at December 31, 2016. An IRS examination team denied amended return claims we filed that would have eliminated the $7.3 million assessment (and corresponding interest and penalties), and we filed a protest with IRS Appeals. Pending the resolution of this matter, and as is customary in such cases, the IRS filed a lien in respect of the $7.3 million assessment described herein. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

The following table reconciles our effective income tax benefit rate for 2016 and our effective income tax expense rate for 2015 to the federal statutory rate:

	For the Year Ended December 31,
	2016	2015
Statutory benefit (expense) rate	35.0%	(35.0)%
(Increase) decrease in statutory tax rate and increase (decrease) in statutory tax benefit rate resulting from:
Changes in valuation allowances	6.2	(46.8)
Interest and penalties related to uncertain tax positions	(0.1)	21.2
Foreign income taxes	7.5	(1.5)
Permanent and other differences	(0.5)	3.1
State and other income taxes, net	0.6	7.3
Effective benefit (expense) rate	48.7%	(51.7)%

As of December 31, 2016 and December 31, 2015, the significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2016	2015
Deferred tax assets:
Software development costs/fixed assets	$—	$345
Goodwill and intangible assets	3,798	3,455
Provision for loan loss	18,353	16,107
Equity-based compensation	670	287
Accrued expenses	1,678	1,249
Other	—	288
Accruals for state taxes and interest associated with unrecognized tax benefits	286	610
Federal net operating loss carry-forward	70,778	75,687
Federal credit carry-forward	2,145	2,381
Foreign net operating loss carry-forward	374	637
State tax benefits	35,409	36,384
Deferred tax assets, gross	$133,491	$137,430
Valuation allowances	(33,924)	(35,971)
Deferred tax assets net of valuation allowance	$99,567	$101,459
Deferred tax liabilities:
Prepaid expenses and other	$(184)	$(267)
Software development costs/fixed assets	(157)	—
Equity in income of equity-method investee	(1,455)	(1,347)
Other	(58)	—
Credit card fair value election differences	(42,939)	(38,717)
Deferred costs	(696)	(681)
Convertible senior notes	(28,921)	(28,154)
Cancellation of indebtedness income	(29,491)	(42,822)
Deferred tax liabilities, gross	$(103,901)	$(111,988)
Deferred tax liabilities, net	$(4,334)	$(10,529)

Certain of our deferred tax assets relate to federal, foreign and state net operating losses as noted in the above table, and we have no other net operating losses or credit carry-forwards other than those noted herein. We have recorded a deferred tax asset of $70.8 million reflecting the tax benefit of federal net operating loss carryforwards, which expire in varying amounts between 2029 and 2033. Our $33.9 million of deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits, principally net operating losses and credits from operations in various states and foreign jurisdictions (including U.S. territories), and it is more likely than not that these recorded tax benefits will not be utilized to reduce future state and foreign tax liabilities in these jurisdictions.

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

Reconciliations (in thousands) of unrecognized tax benefits from the beginning to the end of 2016 and 2015, respectively, are as follows:

	2016	2015
Balance at January 1,	$(1,798)	$(5,245)
Reductions based on tax positions related to prior years	1,167	2,658
Additions based on tax positions related to prior years	—	(160)
Additions based on tax positions related to the current year	(82)	(70)
Interest and penalties accrued	(105)	(197)
Settlement	—	1,216
Balance at December 31,	$(818)	$(1,798)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $0.8 million and $1.8 million at December 31, 2016 and 2015, respectively.

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

The following table sets forth the computations of net income per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2016	2015
Numerator:
Net (loss) income attributable to controlling interests	$(6,335)	$1,713
Denominator:
Basic (including unvested share-based payment awards) (1)	13,867	13,906
Effect of dilutive stock compensation arrangements (2)	70	55
Diluted (including unvested share-based payment awards) (1)	13,937	13,961
Net (loss) income attributable to controlling interests per common share—basic	$(0.46)	$0.12
Net (loss) income attributable to controlling interests per common share—diluted	$(0.46)	$0.12

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts were 300,478 for the year ended December 31, 2016, compared to 385,193 for the year ended December 31, 2015.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the years ended December 31, 2016 and 2015, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

14.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of December 31, 2016, 26,046 shares remained available for issuance under the ESPP and 338,933 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $(82,000) in income tax-related charges to additional paid-in capital during the year ended December 31, 2016 with $31,000 in such charges for the year ended December 31, 2015.

Restricted Stock and Restricted Stock Unit Awards

During the years ended December 31, 2016 and 2015, we granted 321,068 and 106,334 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $1.0 million and $0.3 million, respectively. We incurred expenses of $1.4 million and $0.8 million during the years ended December 31, 2016 and 2015, respectively, related to restricted stock, restricted stock unit and stock option awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and is amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2016, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.5 million with a weighted-average remaining amortization period of 0.8 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options could range from 0 to 5 years.  We had expense of $777 thousand and $247 thousand related to stock option-related compensation costs during the years ended December 31, 2016 and 2015, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	December 31, 2016
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	551,666	$2.80
Issued	886,000	$3.26
Exercised	(5,999)	$2.27
Cancelled/Forfeited	(20,000)	$3.04
Outstanding at December 31, 2016	1,411,667	$3.09	3.5	$135,905
Exercisable at December 31, 2016	428,164	$2.67	2.5	$111,677

We had $0.7 million and $0.2 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2016 and 2015, respectively.

15.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3% of their salaries under our Group Personal Pension Plan and to U.S. employees who participate in our 401(k) plan. We made matching contributions under our U.S. and U.K. plans of $307,361 and $317,300 in 2016 and 2015, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP to which we referred above. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $28,541 to purchase 11,053 shares of common stock in 2016 and $15,305 to purchase 5,763 shares of common stock in 2015 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $16,930 and $17,948 in 2016 and 2015, respectively.

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

In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $26,103 and $25,588 for 2016 and 2015, respectively. The aggregate amount of payments required under the sublease from January 1, 2017 to the expiration of the sublease in May 2022 is $150,717.

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the years ended December 31, 2016 and 2015, we received $260,586 and $200,234, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding, consisting of (i) an initial term loan of $20.0 million, and (ii) additional term loans available in the sole discretion of Dove and upon our request, provided that the aggregate amount of all outstanding term loans does not exceed $40.0 million. On November 26, 2014, Dove funded the initial term loan of $20.0 million. In November 2016, the agreement was amended to extend the maturity date of the term loan to November 22, 2017. All other terms remain unchanged. Additionally, on July 28, 2016, we obtained an additional term loan under the Loan and Security Agreement. As a result, the Loan and Security Agreement is fully drawn with $40.0 million outstanding as of December 31, 2016.

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 22, 2017 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty.

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