Form 10-Q
period 2017-03-31
Atlanticus Holdings Corp
filed 2017-05-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2017

of
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

Atlanticus is a smaller reporting company and is not a shell company or an emerging growth company.

As of May 8, 2017, 13,984,151 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2017	December 31, 2016
Assets
Unrestricted cash and cash equivalents	$78,309	$76,052
Restricted cash and cash equivalents	16,234	16,589
Loans and fees receivable:
Loans and fees receivable, at fair value	13,591	15,648
Loans and fees receivable, gross	297,768	290,697
Allowances for uncollectible loans and fees receivable	(39,541)	(43,275)
Deferred revenue	(25,233)	(23,639)
Net loans and fees receivable	246,585	239,431
Rental merchandise, net of depreciation	—	27
Property at cost, net of depreciation	3,568	3,829
Investment in equity-method investee	5,993	6,725
Deposits	305	505
Prepaid expenses and other assets	20,129	19,389
Total assets	$371,123	$362,547
Liabilities
Accounts payable and accrued expenses	$91,027	$86,768
Notes payable, at face value, net	144,808	141,166
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value	11,131	12,276
Convertible senior notes	60,937	60,791
Income tax liability	16,207	15,769
Total liabilities	364,110	356,770
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,398,384 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at March 31, 2017; and 15,348,086 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2016	—	—
Additional paid-in capital	212,155	211,646
Accumulated other comprehensive loss	—	—
Retained deficit	(205,131)	(205,859)
Total shareholders’ equity	7,024	5,787
Noncontrolling interests	(11)	(10)
Total equity	7,013	5,777
Total liabilities and equity	$371,123	$362,547

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
Interest income:
Consumer loans, including past due fees	$25,859	$18,148
Other	101	92
Total interest income	25,960	18,240
Interest expense	(5,817)	(4,644)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	20,143	13,596
Fees and related income on earning assets	2,801	7,887
Net recovery of charge off of loans and fees receivable recorded at fair value	7,851	4,911
Provision for losses on loans and fees receivable recorded at net realizable value	(10,653)	(4,731)
Net interest income, fees and related income on earning assets	20,142	21,663
Other operating income:
Servicing income	1,089	1,447
Other income	109	70
Equity in income of equity-method investee	334	1,002
Total other operating income	1,532	2,519
Other operating expense:
Salaries and benefits	5,532	5,732
Card and loan servicing	7,385	8,988
Marketing and solicitation	1,532	855
Depreciation	310	4,156
Other	5,570	(299)
Total other operating expense	20,329	19,432
Income before income taxes	1,345	4,750
Income tax expense	(618)	(198)
Net income	727	4,552
Net loss attributable to noncontrolling interests	1	1
Net income attributable to controlling interests	$728	$4,553
Net income attributable to controlling interests per common share—basic	$0.05	$0.33
Net income attributable to controlling interests per common share—diluted	$0.05	$0.33

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income	$727	$4,552
Other comprehensive income:
Foreign currency translation adjustment	—	—
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	—	300
Income tax expense related to other comprehensive income	—	—
Comprehensive income	727	4,852
Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive income attributable to controlling interests	$728	$4,853

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Three Months Ended March 31, 2017 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	15,348,086	$—	$211,646	$—	$(205,859)	$(10)	$5,777
Compensatory stock issuances, net of forfeitures	57,000	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	527	—	—	—	527
Redemption and retirement of shares	(6,702)	—	(18)	—	—	—	(18)
Other comprehensive income (loss)	—	—	—	—	728	(1)	727
Balance at March 31, 2017	15,398,384	$—	$212,155	$—	$(205,131)	$(11)	$7,013

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$727	$4,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of rental merchandise	27	3,379
Depreciation, amortization and accretion, net	283	777
Losses upon charge off of loans and fees receivable recorded at fair value	1,093	1,682
Provision for losses on loans and fees receivable	10,653	4,731
Interest expense from accretion of discount on convertible senior notes	132	127
Income from accretion of discount associated with receivables purchases	(12,263)	(9,610)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(1,269)	(3,063)
Income from equity-method investments	(334)	(1,002)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(983)	76
Increase (decrease) in income tax liability	438	(64)
Decrease in deposits	200	205
Increase in accounts payable and accrued expenses	3,576	6,403
Additions to rental merchandise	—	(546)
Other	117	1,123
Net cash provided by operating activities	2,397	8,770
Investing activities
Decrease in restricted cash	361	2,352
Proceeds from equity-method investee	1,066	1,600
Investments in earning assets	(99,045)	(77,041)
Proceeds from earning assets	93,961	73,704
Purchases and development of property, net of disposals	(22)	(40)
Net cash (used in) provided by investing activities	(3,679)	575
Financing activities
Noncontrolling interests contributions, net	—	4
Purchase and retirement of outstanding stock	(18)	(371)
Proceeds from borrowings	64,761	26,345
Repayment of borrowings	(61,248)	(37,249)
Net cash provided by (used in) financing activities	3,495	(11,271)
Effect of exchange rate changes on cash	44	(252)
Net increase (decrease) in unrestricted cash	2,257	(2,178)
Unrestricted cash and cash equivalents at beginning of period	76,052	51,033
Unrestricted cash and cash equivalents at end of period	$78,309	$48,855
Supplemental cash flow information
Cash paid for interest	$6,698	$5,894
Net cash income tax payments	$180	$262
Supplemental non-cash information
Issuance of stock options and restricted stock	$1,005	$1,549
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2017 and 2016

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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation as of March 31, 2017. Some of these investees have raised capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no material pending liquidity events, and ascribing value to these investments at this time would be speculative.

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

As of March 31, 2017 and December 31, 2016, the weighted average remaining accretion period for the $25.2 million and $23.6 million, respectively, of deferred revenue reflected in the consolidated balance sheets was 11 months and 11 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)
Provision for loan losses	(0.4)	(0.4)	(9.9)	(10.7)
Charge offs	0.4	0.8	14.6	15.8
Recoveries	(0.4)	(0.3)	(0.6)	(1.3)
Balance at end of period	$(1.8)	$(2.0)	$(35.7)	$(39.5)

As of March 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$(0.3)	$(0.6)
Balance at end of period collectively evaluated for impairment	$(1.8)	$(1.7)	$(35.4)	$(38.9)
Loans and fees receivable:
Loans and fees receivable, gross	$14.5	$72.6	$210.7	$297.8
Loans and fees receivable individually evaluated for impairment	$—	$0.4	$0.3	$0.7
Loans and fees receivable collectively evaluated for impairment	$14.5	$72.2	$210.4	$297.1

For the Three Months Ended March 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)
Provision for loan losses	0.2	(0.6)	(4.3)	(4.7)
Charge offs	0.4	0.8	6.6	7.8
Recoveries	(0.7)	(0.3)	(0.5)	(1.5)
Balance at end of period	$(1.3)	$(1.8)	$(16.8)	$(19.9)

As of December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$(0.3)	$(0.6)
Balance at end of period collectively evaluated for impairment	$(1.4)	$(1.8)	$(39.5)	$(42.7)
Loans and fees receivable:
Loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Loans and fees receivable individually evaluated for impairment	$—	$0.7	$0.3	$1.0
Loans and fees receivable collectively evaluated for impairment	$11.0	$76.4	$202.3	$289.7

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of March 31, 2017 and December 31, 2016 is as follows:

Balance at March 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.3	$4.4	$7.0	$11.7
60-89 days past due	0.3	1.6	6.0	7.9
90 or more days past due	0.5	1.6	11.9	14.0
Delinquent loans and fees receivable, gross	1.1	7.6	24.9	33.6
Current loans and fees receivable, gross	13.4	65.0	185.8	264.2
Total loans and fees receivable, gross	$14.5	$72.6	$210.7	$297.8
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.1	$—	$1.1

Balance at December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$7.0	$8.2	$15.4
60-89 days past due	0.2	2.4	6.7	9.3
90 or more days past due	0.4	1.9	11.4	13.7
Delinquent loans and fees receivable, gross	0.8	11.3	26.3	38.4
Current loans and fees receivable, gross	10.2	65.8	176.3	252.3
Total loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts ultimately owed to consumers associated with reimbursements in respect of one of our portfolios.

Income Taxes

We experienced an effective income tax expense rate of 45.9% for the three months ended March 31, 2017, compared to an effective income tax expense rate of 4.2% for the three months ended March 31, 2016.  Our effective income tax expense rate for the three months ended March 31, 2017 is above the statutory rate principally due to interest that we accrued on unpaid federal tax liabilities.  Our effective income tax expense rate for the three months ended March 31, 2016 is below the statutory rate principally due to income during that period of our U.K. subsidiary that was not subject to tax in the U.S. and the U.K. tax on which was fully offset by the release of U.K. valuation allowances in that period.

                We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities, as well as any net payments of income tax-related interest and penalties, within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During both the three months ended March 31, 2017 and 2016, we included $0.2 million of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

               In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at March 31, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.6 million at March 31, 2017.  An IRS examination team denied amended return claims we filed that would have eliminated the $7.3 million assessment (and corresponding interest and penalties), and we filed a protest with IRS Appeals. Pending the resolution of this matter, and as is customary in such cases, the IRS filed a lien in respect of the $7.3 million assessment described herein. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended March 31,
	2017	2016
Fees on credit products	$1,096	$799
Changes in fair value of loans and fees receivable recorded at fair value	563	1,898
Changes in fair value of notes payable associated with structured financings recorded at fair value	706	1,165
Rental revenue	148	4,214
Other	288	(189)
Total fees and related income on earning assets	$2,801	$7,887

The above changes in the fair value of loans and fees receivable recorded at fair value category exclude the impact of charge offs associated with these receivables which are separately stated in Net recovery of charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations.  See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

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

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively, as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the cost of acquiring the additional interest in the investee should be combined with the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting. No retroactive adjustment of the investment is required. The ASU also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The ASU was effective January 1, 2017. The impact of adoption of this authoritative guidance did not result in a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases, changing certain aspects of current lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements due to the limited lease activity we are involved in.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after March 31, 2017, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both March 31, 2017 and December 31, 2016, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the three months ended March 31, 2017 and 2016 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended March 31, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$18,830	$7,029	$25,859
Other	101	—	101
Total interest income	18,931	7,029	25,960
Interest expense	(5,594)	(223)	(5,817)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$13,337	$6,806	$20,143
Fees and related income on earning assets	$2,779	$22	$2,801
Servicing income	$857	$232	$1,089
Depreciation of rental merchandise	$(27)	$—	$(27)
Equity in income of equity-method investee	$334	$—	$334
(Loss) income before income taxes	$(387)	$1,732	$1,345
Income tax expense	$(33)	$(585)	$(618)
Total assets	$306,721	$64,402	$371,123

Three months ended March 31, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$11,185	$6,963	$18,148
Other	92	—	92
Total interest income	11,277	6,963	18,240
Interest expense	(4,337)	(307)	(4,644)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$6,940	$6,656	$13,596
Fees and related income on earning assets	$7,829	$58	$7,887
Servicing income	$1,192	$255	$1,447
Depreciation of rental merchandise	$(3,379)	$—	$(3,379)
Equity in income of equity-method investee	$1,002	$—	$1,002
Income before income taxes	$3,326	$1,424	$4,750
Income tax benefit (expense)	$317	$(515)	$(198)
Total assets	$210,211	$69,104	$279,315

4.	Shareholders’ Equity

During the three months ended March 31, 2017 and 2016, we repurchased and contemporaneously retired 6,702 and 122,981 shares of our common stock at an aggregate cost of $18,000 and $371,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at March 31, 2017 and December 31, 2016, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at March 31, 2017 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	March 31, 2017	December 31, 2016
Loans and fees receivable, at fair value	$8,556	$9,650
Total assets	$9,024	$10,291
Total liabilities	$34	$204
Members’ capital	$8,990	$10,087

	Three months ended March 31,
	2017	2016
Net interest income, fees and related income on earning assets	$504	$1,512
Net income	$397	$1,360
Net income attributable to our equity investment in investee	$334	$1,002

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2017 and December 31, 2016 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2017 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$252,346	$232,994
Loans and fees receivable, at fair value	$—	$—	$13,591	$13,591

Assets – As of December 31, 2016 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$248,171	$223,783
Loans and fees receivable, at fair value	$—	$—	$15,648	$15,648

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2017 and 2016:

	Loans and Fees Receivable, at Fair Value
	2017	2016
Balance at January 1,	$15,648	$26,706
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable, at fair value	563	1,898
Settlements	(2,626)	(4,803)
Impact of foreign currency translation	6	(65)
Balance at March 31,	$13,591	$23,736

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2017 and December 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$13,591	Discounted cash flows	Gross yield	16.3% to 25.8% (23.9%)
			Principal payment rate	1.2% to 3.1% (2.3%)
			Expected credit loss rate	9.2% to 13.9% (11.6%)
			Servicing rate	8.8% to 9.9% (9.0%)
			Discount rate	5.8% to 13.7% (12.6%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$15,648	Discounted cash flows	Gross yield	24.2% to 35.8% (26.1%)
			Principal payment rate	2.2% to 3.5% (2.4%)
			Expected credit loss rate	11.8% to 18.0% (12.9%)
			Servicing rate	8.6% to 9.6% (8.8%)
			Discount rate	5.8% to 13.6% (12.5%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2017 and December 31, 2016 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$90,716	$90,716
Amortizing debt facilities	$—	$—	$54,873	$54,873
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$42,816	$—	$60,937
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$11,131	$11,131

Liabilities - As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$83,399	$83,399
Amortizing debt facilities	$—	$—	$58,190	$58,190
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$40,609	$—	$60,791
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$12,276	$12,276

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2017 and 2016.

	Notes Payable Associated with Structured Financings, at Fair Value
	2017	2016
Beginning balance, January 1	$12,276	$20,970
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(706)	(1,165)
Repayments on outstanding notes payable, net	(439)	(1,736)
Ending balance, March 31	$11,131	$18,069

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2017 and December 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2017 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$11,131	Discounted cash flows	Gross yield	25.0%
			Principal payment rate	2.3%
			Expected credit loss rate	11.7%
			Discount rate	13.7%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016 (in Thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$12,276	Discounted cash flows	Gross yield	24.6%
			Principal payment rate	2.2%
			Expected credit loss rate	11.8%
			Discount rate	13.6%

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2017 and December 31, 2016 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2017	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$5,664	$14,866
Aggregate fair value of loans and fees receivable that are reported at fair value	$2,598	$10,993
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$7	$23
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$158	$528

As of December 31, 2016	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$6,251	$16,614
Aggregate fair value of loans and fees receivable that are reported at fair value	$3,484	$12,164
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$6	$22
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$204	$562

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2017	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2016
Aggregate unpaid principal balance of notes payable	$101,596	$102,035
Aggregate fair value of notes payable	$11,131	$12,276

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2017 and December 31, 2016, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2017, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2017 and December 31, 2016.

	Carrying Amounts at Fair Value as of
	March 31, 2017	December 31, 2016
Amortizing securitization facility issued out of our upper-tier portfolio master trust (stated maturity of December 2021), outstanding face amount of $101.6 million as of March 31, 2017 ($102.0 million as of December 31, 2016) bearing interest at a weighted average 6.2% interest rate at March 31, 2017 (6.1% at December 31, 2016), which is secured by credit card receivables and restricted cash aggregating $11.1 million as of March 31, 2017 ($12.3 million as of December 31, 2016) in carrying amount	$11.1	$12.3

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $11.1 million in fair value of the structured financing note in the above table is $11.1 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at March 31, 2017.

Beyond our role as servicer of the underlying assets within the credit cards receivables structured financing, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of March 31, 2017 and December 31, 2016 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2017	December 31, 2016
Revolving credit facilities at a weighted average interest rate equal to 5.6% at March 31, 2017 (4.8% at December 31, 2016) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $136.1 million as of December 31, 2017 ($127.9 million at December 31, 2016)

Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (1) (2)	19.7	19.5
Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2018) (3)	27.6	29.2
Revolving credit facility, not to exceed $35.0 million (expiring October 29, 2017) (1) (2)	34.8	34.7
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (1) (4)	10.0	—
Amortizing facilities at a weighted average interest rate equal to 5.6% at March 31, 2017 (5.4% at December 31, 2016) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $67.9 million as of March 31, 2017 ($69.9 million as of December 31, 2016)

Amortizing debt facility (expiring March 31, 2018) (1) (2) (5)	14.6	14.6
Amortizing debt facility (expiring July 15, 2017) (1) (2) (5)	8.7	20.4
Amortizing debt facility (expiring June 30, 2018) (1) (2) (5)	16.7	—
Amortizing debt facility (expiring August 17, 2018) (1) (2)	4.0	6.0
Amortizing debt facility (expiring August 24, 2018) (1) (2)	5.9	9.7
Amortizing debt facility (expiring September 1, 2017) (1) (2)	5.0	7.5
Other facilities
Senior secured term loan from related parties (expiring November 22, 2017) that is secured by certain assets of the Company with an annual interest rate equal to 9.0% (4)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	187.0	181.6
Unamortized debt issuance costs and discounts	2.2	0.4
Total notes payable outstanding, net	$184.8	$181.2

(1)
Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.

(2)	These notes reflect modifications to either extend the maturity date, increase the loaned amount or both.

(3)
Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(4)	See below for additional information.

(5)	Loans are comprised of three tranches with the same lender. Terms and conditions are substantially identical with the exception of maturity date as indicated in the table above.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement is fully drawn with $40.0 million outstanding as of March 31, 2017. In November 2016, the agreement was amended to extend the maturity date of the term loan to November 22, 2017. All other terms remain unchanged.

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

On February 9, 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $10.0 million was outstanding as of March 31, 2017) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.
The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment fee.

8.	Convertible Senior Notes

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	March 31, 2017	December 31, 2016
Face amount of 5.875% convertible senior notes	$88,280	$88,280
Discount	(27,343)	(27,489)
Net carrying value	$60,937	$60,791
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $281.0 million at March 31, 2017. We have never experienced a situation in which all borrowers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2017, CAR had unfunded outstanding floor-plan financing commitments totaling $8.5 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $9.0 million remains pledged as of March 31, 2017 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2017, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Total System Services, Inc. provides certain services to Atlanticus Services Corporation in both the U.S. and the U.K. as a system of record provider under agreements that extend through October 2022 and September 2017, respectively. If Atlanticus Services Corporation were to terminate its U.S. or U.K. relationship with Total System Services, Inc. prior to the contractual termination period, it would incur significant penalties ($1.2 million and $0.7 million as of March 31, 2017, respectively).

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, “Leases” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

10.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to controlling interests	$728	$4,553
Denominator:
Basic (including unvested share-based payment awards) (1)	13,944	13,898
Effect of dilutive stock compensation arrangements (2)	33	75
Diluted (including unvested share-based payment awards) (1)	13,977	13,973
Net income attributable to controlling interests per common share—basic	$0.05	$0.33
Net income attributable to controlling interests per common share—diluted	$0.05	$0.33

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts were 345,385 for the three months ended March 31, 2017, compared to 222,550 for the three months ended March 31, 2016.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three months ended March 31, 2017 and 2016, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of March 31, 2017, 22,397 shares remained available for issuance under the ESPP and 1,270,635 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $0 in income tax-related charges to additional paid-in capital during the three months ended March 31, 2017 with $37,000 in such charges for the three months ended March 31, 2016.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2017 and 2016, we granted 57,000 and 122,667 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.2 million and $0.4 million, respectively. We incurred expenses of $0.5 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively, related to restricted stock, restricted stock unit and stock option awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2017, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.4 million with a weighted-average remaining amortization period of 0.6 years.

Stock Options

We had expense of $309 thousand and $117 thousand related to stock option-related compensation costs during the three months ended March 31, 2017 and 2016, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	March 31, 2017
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,411,667	$3.09
Issued	1,000,000	$2.78
Exercised	—	$—
Cancelled/Forfeited	(2,000)	$3.04
Outstanding at March 31, 2017	2,409,667	$2.96	4.0	$53,603
Exercisable at March 31, 2017	692,039	$2.77	2.7	$53,603

We had $1.3 million and $1.3 million of unamortized deferred compensation costs associated with non-vested stock options as of March 31, 2017 and 2016, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2016, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this Report, that our actual experience will differ materially from these expectations.  For more information, see “Forward Looking Information” below.

In this Report, except as the context suggests otherwise, the words “Company,” “Atlanticus Holdings Corporation,” “Atlanticus,” “we,” “our,” “ours,” and “us” refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors.

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 21-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit, personal loans, and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, educational services and home-improvements. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second-look” credit service. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and our retail partnerships. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2017	2016	from 2016 to 2017
Total interest income	$25,960	$18,240	$7,720
Interest expense	(5,817)	(4,644)	(1,173)
Fees and related income on earning assets:
Fees on credit products	1,096	799	297
Changes in fair value of loans and fees receivable recorded at fair value	563	1,898	(1,335)
Changes in fair value of notes payable associated with structured financings recorded at fair value	706	1,165	(459)
Rental revenue	148	4,214	(4,066)
Other	288	(189)	477
Other operating income:
Servicing income	1,089	1,447	(358)
Other income	109	70	39
Equity in income equity-method investee	334	1,002	(668)
Total	$24,476	$24,002	$474
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(7,851)	(4,911)	2,940
Provision for losses on loans and fees receivable recorded at net realizable value	10,653	4,731	(5,922)
Other operating expenses:
Salaries and benefits	5,532	5,732	200
Card and loan servicing	7,385	8,988	1,603
Marketing and solicitation	1,532	855	(677)
Depreciation, primarily related to rental merchandise	310	4,156	3,846
Other	5,570	(299)	(5,869)
Net income	727	4,552	(3,825)
Net loss attributable to noncontrolling interests	1	1	—
Net income attributable to controlling interests	728	4,553	(3,825)

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results reflect continued growth in our auto finance receivables, but primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $115.0 million as of March 31, 2016 to $225.2 million as of March 31, 2017. These increases were offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued growth in point-of-sale and direct-to-consumer receivables and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations throughout 2017. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historical credit card receivables will continue to offset some of the expected increases and could result in overall net declines in interest income period over period if our investments in new receivable originations decline.

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

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    declines in rental revenue as we significantly reduced rent-to-own operations in the fourth quarter of 2015 and for which we discontinued new acquisitions in 2016. We do not expect future revenues associated with this product offering as existing rent-to-own contracts have effectively concluded with no new acquisitions expected;

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

We expect a diminishing level of fee income for 2017 absent significant new credit card receivable acquisitions. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, we do not expect meaningful levels of rental revenue in 2017 as existing rent-to-own contracts have effectively concluded with no new acquisitions expected. Offsetting declines in fees on credit products is the aforementioned growth we are currently experiencing associated with point-of-sale and direct-to-consumer finance receivables and which we expect to continue throughout 2017. We do not expect that growth levels impacting our fees and related income on earning assets will be sufficient to offset overall declines in this category of revenue (primarily related to the decline in expected rental revenues) for 2017.

Servicing income.  We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee). Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience limited growth in this category of revenue relative to revenue earned in prior periods.

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

Net recovery of losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in both periods reflects the effects of reimbursements received in respect of one of our portfolios. In the three months ended March 31, 2017 and 2016, these reimbursements exceeded the charge-offs experienced within the portfolio during the periods presented as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts in future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three months ended March 31, 2017 and 2016 primarily reflecting the effects of volume associated with point-of-sale, direct-to-consumer and credit card finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration which also impacted our provision for losses on loans and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three months ended March 31, 2017, relative to the three months ended March 31, 2016, reflect the following:

•
slight reductions in card and loan servicing expenses in the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 based on lower acquisitions of our rent-to-own products as well as continued net liquidations in our historical credit card portfolios, the receivables of which declined from $44.3 million outstanding to $28.7 million outstanding at March 31, 2016 and March 31, 2017, respectively. Further, as our relative level and mix of receivables have changed we have been better able to negotiate certain third party fixed costs as existing contracts expired. These declines have been offset by expenses related to growth in point-of-sale and direct-to-consumer products, the receivables of which grew from $115.0 million outstanding to $225.2 million outstanding at March 31, 2016 and March 31, 2017, respectively;

•
decreases in depreciation primarily associated with declines in acquisitions under our rent-to-own program which declined to $27 thousand from $3.4 million for the three months ended March 31, 2017 and 2016, respectively; and

•
increases in other expenses due to the reversal of a £3.4 million ($5.0 million) reserve in the three months ended March 31, 2016. This reserve related to a review in the U.K. by HM Revenue and Customs (“HMRC”) associated with filings by one of our U.K. subsidiaries to reclaim VAT that it paid on its inputs and that it believed were and are eligible to be reclaimed. In February of 2016, we received correspondence from HMRC stating that it (1) had chosen to discontinue its review of our U.K. subsidiary’s VAT filings with no changes to the returns as filed by our U.K. subsidiary, and (2) would pay VAT refund claims made by our U.K. subsidiary that had been suspended during the HMRC review. We subsequently received substantially all of such refunds, and as such we reversed the £3.4 million ($5.0 million) of VAT review-related liabilities in the first quarter of 2016.

Offsetting these declines are:

•
increases in marketing and solicitation costs for the three months ended March 31, 2017 as brand marketing expanded throughout 2016 and in the first quarter of 2017, as well as volume related increases in costs attributable to the growth in our retail point-of-sale and direct-to-consumer portfolios. We expect that increased origination and brand marketing support will result in overall increases in year over year costs during 2017 although the frequency and timing of marketing efforts could result in reductions in quarter over quarter marketing costs; and

•	general increases in other expenses related to receivables acquisition, risk management costs and third party costs associated with ongoing information technology upgrades.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our historical credit card receivables. This trend is gradually reversing, however, as we continue to grow our earning assets (including loans and fees receivable) based principally on growth of point-of-sale and direct-to-consumer receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels with no effective growth in our card and loan servicing expenses (and overall expenses) as we were able to better utilize our fixed costs to grow our asset base. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer personal loan and credit card related operations. These expenses will primarily relate to the variable costs of marketing efforts associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced an effective income tax expense rate of 45.9% for the three months ended March 31, 2017, compared to an effective income tax expense rate of 4.2% for the three months ended March 31, 2016.  Our effective income tax expense rate for the three months ended March 31, 2017 is above the statutory rate principally due to interest that we accrued on unpaid federal tax liabilities. Our effective income tax expense rate for the three months ended March 31, 2016 is below the statutory rate principally due to income during that period of our U.K. subsidiary that was not subject to tax in the U.S. and the U.K. tax on which was fully offset by the release of the U.K. valuation allowances in that period.

We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities, as well as any net payments of income tax-related interest and penalties, within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During both the three months ended March 31, 2017 and 2016, we included $0.2 million of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at March 31, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.6 million at March 31, 2017. An IRS examination team denied amended return claims we filed that would have eliminated the $7.3 million assessment (and corresponding interest and penalties), and we filed a protest with IRS Appeals. Pending the resolution of this matter, and as is customary in such cases, the IRS filed a lien in respect of the $7.3 million assessment described herein. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investee; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investee line items on our consolidated statements of operations totaling approximately $8.6 million for the three months ended March 31, 2017, $10.3 million for the three months ended December 31, 2016, $2.4 million for the three months ended September 30, 2016, $7.1 million for the three months ended June 30, 2016, $5.9 million for the three months ended March 31, 2016, $10.7 million for the three months ended December 31, 2015, $11.4 million for the three months ended September 30, 2015, and $10.7 million for the three months ended June 30, 2015. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our determination of the fair value of our credit card receivables underlying formerly off-balance-sheet securitization structures, as well as our allowance for uncollectible loans and fees receivable in the case of our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2017	2016				2015
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$253,308	$245,007	$221,683	$201,406	$155,425	$152,528	$151,055	$142,338
Percent 30 or more days past due	10.9%	11.8%	10.9%	8.2%	9.7%	11.5%	10.5%	11.8%
Percent 60 or more days past due	7.8%	8.1%	7.3%	5.3%	7.1%	7.9%	7.2%	8.8%
Percent 90 or more days past due	5.2%	5.2%	4.7%	3.4%	5.1%	5.4%	5.0%	4.9%
Average managed receivables	$250,862	$236,103	$216,951	$188,128	$152,831	$152,983	$143,946	$139,401
Total yield ratio	34.4%	32.6%	33.5%	36.8%	35.4%	35.2%	41.3%	38.1%
Combined gross charge-off ratio	23.6%	21.1%	13.3%	14.9%	18.2%	16.8%	21.5%	17.4%
Adjusted charge-off ratio	20.1%	17.8%	10.7%	11.7%	14.1%	12.9%	16.5%	13.2%

Managed receivables levels. We have experienced overall quarterly growth throughout the periods presented related to our current product offerings with over $110.2 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from March 31, 2016 to March 31, 2017. Our historical credit card receivables continue to decline given the closure of substantially all credit card accounts underlying the portfolios. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2017, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

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

Given that the vast majority of credit card accounts related to our historical credit card receivables have been closed and there has been no significant new activity for these accounts, we generally have noted declines in delinquency statistics of our managed credit card receivables (when compared to the same quarters in the prior year).

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

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth will continue to reverse the trend of our declining charge-off rates as noted in the fourth quarter of 2016, because we expect these receivables to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale and direct-to-consumer receivables over the next few quarters which should continue to stabilize our yield consistent with what we experienced in the past several quarters. However, the timing of receivable acquisitions as well as the relative mix of receivables acquired within a given quarter may contribute to some continued minor variability in our total yield ratio.

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

Given that our historical credit card portfolios now account for less than 15% of our total managed receivables, the impacts of these historical portfolios are no longer key drivers in the performance of our managed receivables. Instead, growth within point-of-sale finance and direct-to-consumer receivables that have higher charge-off rates than the liquidating credit card portfolios that have historically comprised a larger portion of our managed receivables has resulted in increases in our charge-off rates over time. The declines we experienced in the second quarter of 2015 and 2016 in both our combined and adjusted gross charge-off ratios were largely due to the seasonal beneficial impacts associated with payments experienced in the first quarter of each of those years. Our recent combined gross charge-off and adjusted charge-off ratios benefited in the first few quarters of 2016 from growth we experienced in our point-of-sale operations and more directly from growth in our direct-to-consumer receivables, many of which reached peak charge off periods in the fourth quarter of 2016 but continued to negatively impact the first quarter of 2017. We made substantial investments in our personal loan offerings in the second quarter of 2016 which did not reach their peak-charge off period until the fourth quarter of 2016, thus positively impacting our second and third quarter combined and adjusted gross charge-off ratios and negatively impacting the same ratios in the fourth quarter of 2016 and the first quarter of 2017.

The continued growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables, offset by lower charge offs associated with historical credit card receivables due to the continued liquidation of these receivables, (2) the low charge-off ratios experienced in the second quarter of 2015 and second and third quarters of 2016 as discussed above and (3) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree, some of the aforementioned impacts as has been seen in recent quarters.

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

Collectively, as of March 31, 2017, we served more than 560 dealers through our Auto Finance segment in 32 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2017	2016				2015
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$75,311	$79,683	$76,615	$80,903	$78,415	$77,833	$75,428	$78,342
Percent 30 or more days past due	10.0%	14.2%	12.7%	12.3%	10.2%	14.0%	13.3%	13.5%
Percent 60 or more days past due	4.2%	5.4%	4.5%	3.9%	4.2%	5.5%	5.3%	5.6%
Percent 90 or more days past due	2.1%	2.4%	1.8%	1.5%	2.2%	2.5%	2.6%	2.5%
Average managed receivables	$75,986	$78,209	$78,089	$80,213	$78,122	$76,413	$75,987	$77,182
Total yield ratio	38.4%	37.8%	39.1%	38.0%	37.3%	38.3%	38.2%	37.6%
Combined gross charge-off ratio	2.4%	2.6%	2.8%	3.1%	2.7%	3.3%	3.0%	1.9%
Recovery ratio	1.6%	1.6%	1.0%	1.5%	1.3%	1.6%	1.3%	0.6%

Managed receivables.  We expect modest growth in the level of our managed receivables. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. We expect managed receivable levels to continue to grow slightly from current levels during 2017 in both the U.S. and U.S. territories.

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

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in our various products offered by CAR as some shorter term product offerings tend to have higher yields. Slightly depressing the overall total yield ratio in the second quarter of 2016 is the growth we experienced in the average managed receivables levels which negatively impacted the ratio ahead of the positive impacts of associated billed yield on this growth. As we experienced slight declines in our managed receivables levels in the third quarter of 2016 we realized this delayed impact. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter as noted above. Excluded from our total yield ratio in the third quarter of 2015 is the resolution of an outstanding dispute that resulted in the recovery of approximately $2.0 million associated with a receivable that was fully reserved in a prior period.

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in 2016 and the first quarter of 2017 reflect the lower delinquency rates we have recently experienced relative to the same periods in 2015. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. Significantly all charge offs we experienced in the second quarter of 2015 were offset by available dealer reserves resulting in lower charge-off ratios for that period. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

As discussed elsewhere in this Report, we incur a significant level of costs associated with a fixed infrastructure that had been designed to support our significant legacy credit card operations. Our infrastructure costs are still somewhat elevated, and while we had in the past focused on cost reduction, our primary focus now is growing the point-of-sale and direct-to-consumer personal loan and credit card receivables so that our revenues from these investments can cover our infrastructure costs and return us to consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in direct-to-consumer finance products have resulted in quarterly growth of total managed receivables levels, and we expect this growth to continue in the coming quarters.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. As such, the only facilities that could represent near-term significant refunding or refinancing needs as of March 31, 2017 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 29, 2017) that is secured by certain receivables and restricted cash	$34.8
Revolving credit facility (expiring November 1, 2018) that is secured by the financial and operating assets of our CAR operations	27.6
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.7
Senior secured term loan from related parties (expiring November 22, 2017) that is secured by certain assets of the Company with an annual interest rate equal to 9.0%	40.0
Total	$122.1

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

On February 9, 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $10.0 million was outstanding as of March 31, 2017) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.
The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment fee.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at March 31, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.6 million at March 31, 2017. An IRS examination team denied amended return claims we filed that would have eliminated the $7.3 million assessment (and corresponding interest and penalties), and we filed a protest with IRS Appeals. Pending the resolution of this matter, and as is customary in such cases, the IRS filed a lien in respect of the $7.3 million assessment described herein. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

At March 31, 2017, we had $78.3 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2017 are as follows:

•
During the three months ended March 31, 2017, we generated $2.4 million of cash flows from operations compared to the generation of $8.8 million of cash flows from operations during the three months ended March 31, 2016. The decrease in cash provided by operating activities was principally related to decreases in collections associated with our credit card finance charge receivables and rental payments in the three months ended March 31, 2017 relative to the same period in 2016, given diminished receivables levels and the cessation of our rent-to-own program. These decreases were offset by 1) continued cost reductions associated with card and loan servicing, 2) increased collections associated with reimbursements received in respect of one of our portfolios, and 3) the timing of payments associated with accrued liabilities including those associated with a portion of the reimbursements received in respect of one of our portfolios that are ultimately payable to customers.

•
During the three months ended March 31, 2017, we used $3.7 million of cash from our investing activities, compared to generating $0.6 million of cash from investing activities during the three months ended March 31, 2016.  This decrease is primarily due to increasing levels of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2016 and the shrinking size of our historical credit card receivables and corresponding payments from consumers. Offsetting these declines are the subsequent cash returns on our increasing investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•
During the three months ended March 31, 2017, we generated $3.5 million of cash in financing activities, compared to our use of $11.3 million of cash in financing activities during the three months ended March 31, 2016. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance and credit card operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized as of March 31, 2017 to repurchase an additional 4,912,401 shares of our common stock through June 30, 2018.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the three months ended March 31, 2017 and 2016, we received $67,338 and $66,540, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement is fully drawn with $40.0 million outstanding as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have the ability to issue preferred stock, warrants, convertible debt and other securities without shareholder approval. Our common stock may be subordinate to classes of preferred stock issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our articles of incorporation permit our Board of Directors to issue preferred stock without first obtaining shareholder approval. If we issue preferred stock, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

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

The right to receive payments on our convertible senior notes is subordinate to the rights of our existing and future secured creditors. Our convertible senior notes are unsecured and are subordinate to existing and future secured obligations to the extent of the value of the assets securing such obligations. As a result, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding of our company, our assets generally would be available to satisfy obligations of our secured debt before any payment may be made on the convertible senior notes. To the extent that such assets cannot satisfy in full our secured debt, the holders of such debt would have a claim for any shortfall that would rank equally in right of payment (or effectively senior if the debt were issued by a subsidiary) with the convertible senior notes. In such an event, we may not have sufficient assets remaining to pay amounts on any or all of the convertible senior notes.
As of March 31, 2017, Atlanticus Holdings Corporation had outstanding: $159.4 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $100.4 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, “Notes Payable,” to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of March 31, 2017, our subsidiaries had total liabilities of approximately $220.2 million (including the $159.4 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
January 1 - January 31	—	$—	—	4,912,401
February 1 - February 28	—	$—	—	4,912,401
March 1 - March 31	6,702	$2.62		4,912,401
Total	6,702	$2.62	—	4,912,401

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 6,702 such shares returned to us during the three months ended March 31, 2017.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	Filed herewith
10.1(a)*	Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated February 8, 2017	Filed herewith
10.1(b)*
Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust
Filed herewith
10.1(c)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

May 12, 2017	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)