Form 10-Q
period 2017-06-30
Atlanticus Holdings Corp
filed 2017-08-11
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2017

of
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

As of August 7, 2017, 13,984,151 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30, 2017	December 31, 2016
Assets
Unrestricted cash and cash equivalents	$74,475	$76,052
Restricted cash and cash equivalents	28,851	16,589
Loans and fees receivable:
Loans and fees receivable, at fair value	12,770	15,648
Loans and fees receivable, gross	323,922	290,697
Allowances for uncollectible loans and fees receivable	(41,175)	(43,275)
Deferred revenue	(31,352)	(23,639)
Net loans and fees receivable	264,165	239,431
Rental merchandise, net of depreciation	—	27
Property at cost, net of depreciation	3,382	3,829
Investment in equity-method investee	5,404	6,725
Deposits	305	505
Prepaid expenses and other assets	23,065	19,389
Total assets	$399,647	$362,547
Liabilities
Accounts payable and accrued expenses	$112,400	$86,768
Notes payable, at face value, net	165,746	141,166
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value	10,031	12,276
Convertible senior notes	61,085	60,791
Income tax liability	11,729	15,769
Total liabilities	400,991	356,770
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,443,384 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at June 30, 2017; and 15,348,086 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2016	—	—
Additional paid-in capital	212,572	211,646
Accumulated other comprehensive loss	—	—
Retained deficit	(213,915)	(205,859)
Total shareholders’ equity	(1,343)	5,787
Noncontrolling interests	(1)	(10)
Total equity	(1,344)	5,777
Total liabilities and equity	$399,647	$362,547

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Consumer loans, including past due fees	$26,613	$21,462	$52,472	$39,610
Other	43	60	144	152
Total interest income	26,656	21,522	52,616	39,762
Interest expense	(6,419)	(4,792)	(12,236)	(9,436)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	20,237	16,730	40,380	30,326
Fees and related income on earning assets	3,971	5,878	6,772	13,765
Net recovery of charge off of loans and fees receivable recorded at fair value	519	6,140	8,370	11,051
Provision for losses on loans and fees receivable recorded at net realizable value	(15,744)	(10,811)	(26,397)	(15,542)
Net interest income, fees and related income on earning assets	8,983	17,937	29,125	39,600
Other operating income:
Servicing income	861	981	1,950	2,428
Other income	240	75	349	145
Gain on repurchase of convertible senior notes	—	1,037	—	1,037
Equity in income of equity-method investee	404	325	738	1,327
Total other operating income	1,505	2,418	3,037	4,937
Other operating expense:
Salaries and benefits	5,486	6,181	11,018	11,913
Card and loan servicing	7,794	7,285	15,179	16,273
Marketing and solicitation	3,127	932	4,659	1,787
Depreciation	243	2,099	553	6,255
Other	7,062	2,928	12,632	2,629
Total other operating expense	23,712	19,425	44,041	38,857
(Loss) Income before income taxes	(13,224)	930	(11,879)	5,680
Income tax benefit (expense)	4,443	(657)	3,825	(855)
Net (loss) income	(8,781)	273	(8,054)	4,825
Net (income) loss attributable to noncontrolling interests	(3)	4	(2)	5
Net (loss) income attributable to controlling interests	$(8,784)	$277	$(8,056)	$4,830
Net (loss) income attributable to controlling interests per common share—basic	$(0.63)	$0.02	$(0.58)	$0.35
Net (loss) income attributable to controlling interests per common share—diluted	$(0.63)	$0.02	$(0.58)	$0.35

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(8,781)	$273	$(8,054)	$4,825
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	—	300	—	600
Income tax expense related to other comprehensive income	—	—	—	—
Comprehensive (loss) income	(8,781)	573	(8,054)	5,425
Comprehensive (income) loss attributable to noncontrolling interests	(3)	4	(2)	5
Comprehensive (loss) income attributable to controlling interests	$(8,784)	$577	$(8,056)	$5,430

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Equity
For the Six Months Ended June 30, 2017 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	15,348,086	$—	$211,646	$—	$(205,859)	$(10)	$5,777
Compensatory stock issuances, net of forfeitures	102,000	—	—	—	—	—	—
Contributions from owners of noncontrolling interests	—	—	—	—	—	7	7
Amortization of deferred stock-based compensation costs	—	—	944	—	—	—	944
Redemption and retirement of shares	(6,702)	—	(18)	—	—	—	(18)
Other comprehensive (loss) income	—	—	—	—	(8,056)	2	(8,054)
Balance at June 30, 2017	15,443,384	$—	$212,572	$—	$(213,915)	$(1)	$(1,344)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Operating activities
Net (loss) income	$(8,054)	$4,825
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of rental merchandise	27	4,714
Depreciation, amortization and accretion, net	526	1,541
Losses upon charge off of loans and fees receivable recorded at fair value	2,324	3,361
Provision for losses on loans and fees receivable	26,397	15,542
Interest expense from accretion of discount on convertible senior notes	267	258
Income from accretion of discount associated with receivables purchases	(25,725)	(19,867)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(3,092)	(4,529)
Income from equity-method investments	(738)	(1,327)
Gain on repurchase of convertible senior notes	—	(1,037)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(1,994)	(1,877)
(Decrease) increase in income tax liability	(4,040)	149
Decrease in deposits	200	287
Increase in accounts payable and accrued expenses	22,075	11,622
Additions to rental merchandise	—	(636)
Other	2,239	(299)
Net cash provided by operating activities	10,412	12,727
Investing activities
(Increase) decrease in restricted cash	(12,244)	3,613
Proceeds from equity-method investee	2,059	3,099
Investments in earning assets	(211,523)	(191,023)
Proceeds from earning assets	185,393	144,461
Purchases and development of property, net of disposals	(79)	(177)
Net cash used in investing activities	(36,394)	(40,027)
Financing activities
Noncontrolling interests contributions, net	7	4
Purchase and retirement of outstanding stock	(18)	(745)
Proceeds from borrowings	141,221	84,659
Repayment of borrowings	(117,100)	(76,332)
Net cash provided by financing activities	24,110	7,586
Effect of exchange rate changes on cash	295	(873)
Net decrease in unrestricted cash	(1,577)	(20,587)
Unrestricted cash and cash equivalents at beginning of period	76,052	51,033
Unrestricted cash and cash equivalents at end of period	$74,475	$30,446
Supplemental cash flow information
Cash paid for interest	$11,342	$9,209
Net cash income tax payments	$215	$705
Supplemental non-cash information
Issuance of stock options and restricted stock	$1,142	$1,710
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017 and 2016

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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation as of June 30, 2017. Some of these investees have in the past raised capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no material pending liquidity events, and ascribing value to these investments at this time would be speculative.

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

As of June 30, 2017 and December 31, 2016, the weighted average remaining accretion period for the $31.4 million and $23.6 million of deferred revenue reflected in the consolidated balance sheets was 12 months and 11 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.8)	$(2.0)	$(35.7)	$(39.5)
Provision for loan losses	(1.5)	(0.4)	(13.8)	(15.7)
Charge offs	0.8	0.8	14.4	16.0
Recoveries	(0.7)	(0.4)	(0.9)	(2.0)
Balance at end of period	$(3.2)	$(2.0)	$(36.0)	$(41.2)

For the Six Months Ended June 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)
Provision for loan losses	(1.9)	(0.8)	(23.7)	(26.4)
Charge offs	1.2	1.6	29.0	31.8
Recoveries	(1.1)	(0.7)	(1.5)	(3.3)
Balance at end of period	$(3.2)	$(2.0)	$(36.0)	$(41.2)

As of June 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$(0.2)	$(0.3)
Balance at end of period collectively evaluated for impairment	$(3.2)	$(1.9)	$(35.8)	$(40.9)
Loans and fees receivable:
Loans and fees receivable, gross	$28.1	$76.9	$218.9	$323.9
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$0.2	$0.4
Loans and fees receivable collectively evaluated for impairment	$28.1	$76.7	$218.7	$323.5

For the Three Months Ended June 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.3)	$(1.8)	$(16.8)	$(19.9)
Provision for loan losses	0.4	(0.8)	(10.4)	(10.8)
Charge offs	0.6	0.9	6.6	8.1
Recoveries	(0.8)	(0.3)	(0.5)	(1.6)
Balance at end of period	$(1.1)	$(2.0)	$(21.1)	$(24.2)

For the Six Months Ended June 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)
Provision for loan losses	0.6	(1.4)	(14.7)	(15.5)
Charge offs	1.0	1.7	13.2	15.9
Recoveries	(1.5)	(0.6)	(1.0)	(3.1)
Balance at end of period	$(1.1)	$(2.0)	$(21.1)	$(24.2)

As of December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$(0.3)	$(0.6)
Balance at end of period collectively evaluated for impairment	$(1.4)	$(1.8)	$(39.5)	$(42.7)
Loans and fees receivable:
Loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Loans and fees receivable individually evaluated for impairment	$—	$0.7	$0.3	$1.0
Loans and fees receivable collectively evaluated for impairment	$11.0	$76.4	$202.3	$289.7

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of June 30, 2017 and December 31, 2016 is as follows:

Balance at June 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.5	$6.1	$8.6	$15.2
60-89 days past due	0.4	2.1	6.5	9.0
90 or more days past due	0.8	1.1	11.6	13.5
Delinquent loans and fees receivable, gross	1.7	9.3	26.7	37.7
Current loans and fees receivable, gross	26.4	67.6	192.2	286.2
Total loans and fees receivable, gross	$28.1	$76.9	$218.9	$323.9
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$0.8	$—	$0.8

Balance at December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$7.0	$8.2	$15.4
60-89 days past due	0.2	2.4	6.7	9.3
90 or more days past due	0.4	1.9	11.4	13.7
Delinquent loans and fees receivable, gross	0.8	11.3	26.3	38.4
Current loans and fees receivable, gross	10.2	65.8	176.3	252.3
Total loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts which may be owed in respect of one of our portfolios.

Income Taxes

We experienced effective income tax benefit rates of 33.6% and 32.2% for the three and six months ended June 30, 2017, respectively, compared to effective income tax expense rates of 70.6% and 15.1% for the three and six months ended June 30, 2016, respectively.  Our effective income tax benefit rates for the three and six months ended June 30, 2017 are below the statutory rate principally due to interest that we accrued on unpaid federal tax liabilities and our establishment of a valuation allowance in the three months ended June 30, 2017 against the net federal deferred tax asset that arose during that period associated with our net loss incurred during that period. Our effective income tax expense rate for the three months ended June 30, 2016 was significantly in excess of the statutory rate principally due to the significance of our accruals of interest and penalties on unpaid tax liabilities relative to our $0.9 million of pre-tax income during that period. Our effective income tax expense rate for the six months ended June 30, 2016 was below the statutory rate principally due to income during that period of our U.K. subsidiary that was not subject to tax in the U.S. and the U.K. tax on which was fully offset by the release of U.K. valuation allowances in that period. Both of these factors also served to mute somewhat the reduction of our effective income tax benefit rate in the three months ended June 30, 2017 versus the statutory rate in that period.

We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities, as well as any net payments of income tax-related interest and penalties, within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and six months ended June 30, 2017, our income tax benefits were offset by $0.2 million and $0.4 million of net income tax-related interest and penalties charges. During the three and six months ended June 30, 2016 we included $0.2 million and $0.4 million of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at June 30, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.8 million at June 30, 2017. Prior to our filing amended return claims that would have eliminated the $7.3 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case) associated with the assessment. Subsequently, an IRS examination team has denied our amended return claims, and we have filed a protest with IRS Appeals. During the three months ended June 30, 2017, we were notified that the claims have been assigned to an IRS Appeals officer and an IRS Appeals conference has been scheduled for October 2017. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fees on credit products	$2,007	$856	$3,103	$1,655
Changes in fair value of loans and fees receivable recorded at fair value	1,002	527	1,565	2,425
Changes in fair value of notes payable associated with structured financings recorded at fair value	821	939	1,527	2,104
Rental revenue	—	3,119	148	7,333
Other	141	437	429	248
Total fees and related income on earning assets	$3,971	$5,878	$6,772	$13,765

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after June 30, 2017, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both June 30, 2017 and December 31, 2016, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the six months ended June 30, 2017 and 2016 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended June 30, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$19,589	$7,024	$26,613
Other	43	—	43
Total interest income	19,632	7,024	26,656
Interest expense	(6,166)	(253)	(6,419)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$13,466	$6,771	$20,237
Fees and related income on earning assets	$3,943	$28	$3,971
Servicing income	$644	$217	$861
Depreciation of rental merchandise	$—	$—	$—
Equity in income of equity-method investee	$404	$—	$404
(Loss) income before income taxes	$(15,137)	$1,913	$(13,224)
Income tax benefit (expense)	$5,055	$(612)	$4,443

Six months ended June 30, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$38,419	$14,053	$52,472
Other	144	—	144
Total interest income	38,563	14,053	52,616
Interest expense	(11,760)	(476)	(12,236)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$26,803	$13,577	$40,380
Fees and related income on earning assets	$6,722	$50	$6,772
Servicing income	$1,501	$449	$1,950
Depreciation of rental merchandise	$(27)	$—	$(27)
Equity in income of equity-method investee	$738	$—	$738
(Loss) income before income taxes	$(15,524)	$3,645	$(11,879)
Income tax benefit (expense)	$5,022	$(1,197)	$3,825
Total assets	$332,001	$67,646	$399,647

Three months ended June 30, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$14,132	$7,330	$21,462
Other	60	—	60
Total interest income	14,192	7,330	21,522
Interest expense	(4,454)	(338)	(4,792)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$9,738	$6,992	$16,730
Fees and related income on earning assets	$5,840	$38	$5,878
Servicing income	$732	$249	$981
Gain on repurchase of convertible senior notes	$1,037	$—	$1,037
Depreciation of rental merchandise	$(1,335)	$—	$(1,335)
Equity in income of equity-method investee	$325	$—	$325
(Loss) income before income taxes	$(664)	$1,594	$930
Income tax expense	$(113)	$(544)	$(657)

Six months ended June 30, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$25,317	$14,293	$39,610
Other	152	—	152
Total interest income	25,469	14,293	39,762
Interest expense	(8,791)	(645)	(9,436)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$16,678	$13,648	$30,326
Fees and related income on earning assets	$13,669	$96	$13,765
Servicing income	$1,924	$504	$2,428
Gain on repurchase of convertible senior notes	$1,037	$—	$1,037
Depreciation of rental merchandise	$(4,714)	$—	$(4,714)
Equity in income of equity-method investee	$1,327	$—	$1,327
Income before income taxes	$2,662	$3,018	$5,680
Income tax benefit (expense)	$204	$(1,059)	$(855)
Total assets	$228,729	$71,579	$300,308

4.	Shareholders’ Equity

During the six months ended June 30, 2017, we repurchased and contemporaneously retired 6,702 shares of our common stock at an aggregate cost of $18,000 pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. No shares were repurchased during the three months ended June 30, 2017. During the three and six months ended June 30, 2016, we repurchased and contemporaneously retired 123,662 and 246,643 shares of our common stock at an aggregate cost of $374,000 and $745,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at June 30, 2017 and December 31, 2016, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at June 30, 2017 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	June 30, 2017	December 31, 2016
Loans and fees receivable, at fair value	$7,775	$9,650
Total assets	$8,136	$10,291
Total liabilities	$31	$204
Members’ capital	$8,105	$10,087

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net interest income, fees and related income on earning assets	$607	$496	$1,111	$2,008
Net income	$511	$355	$908	$1,715
Net income attributable to our equity investment in investee	$404	$325	$738	$1,327

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2017 and December 31, 2016 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2017 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$280,365	$251,395
Loans and fees receivable, at fair value	$—	$—	$12,770	$12,770

Assets – As of December 31, 2016 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$248,171	$223,783
Loans and fees receivable, at fair value	$—	$—	$15,648	$15,648

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2017 and 2016:

	Loans and Fees Receivable, at Fair Value
	2017	2016
Balance at January 1,	$15,648	$26,706
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable, at fair value	1,565	2,425
Settlements	(4,475)	(8,422)
Impact of foreign currency translation	32	(189)
Balance at June 30,	$12,770	$20,520

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2017 and December 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$12,770	Discounted cash flows	Gross yield	15.5% to 29.2% (24.9%)
			Principal payment rate	1.7% to 3.8% (2.5%)
			Expected credit loss rate	6.3% to 14.0% (12.8%)
			Servicing rate	9.3% to 10.7% (9.5%)
			Discount rate	5.8% to 13.9% (12.7%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$15,648	Discounted cash flows	Gross yield	24.2% to 35.8% (26.1%)
			Principal payment rate	2.2% to 3.5% (2.4%)
			Expected credit loss rate	11.8% to 18.0% (12.9%)
			Servicing rate	8.6% to 9.6% (8.8%)
			Discount rate	5.8% to 13.6% (12.5%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2017 and December 31, 2016 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$109,322	$109,322
Amortizing debt facilities	$—	$—	$57,223	$57,223
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$39,064	$—	$61,085
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$10,031	$10,031

Liabilities - As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$83,399	$83,399
Amortizing debt facilities	$—	$—	$58,190	$58,190
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$40,609	$—	$60,791
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$12,276	$12,276

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2017 and 2016.

	Notes Payable Associated with Structured Financings, at Fair Value
	2017	2016
Beginning balance, January 1	$12,276	$20,970
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,527)	(2,104)
Repayments on outstanding notes payable, net	(718)	(3,240)
Ending balance, June 30	$10,031	$15,626

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2017 and December 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$10,031	Discounted cash flows	Gross yield	26.1%
			Principal payment rate	2.5%
			Expected credit loss rate	14.0%
			Discount rate	13.9%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$12,276	Discounted cash flows	Gross yield	24.6%
			Principal payment rate	2.2%
			Expected credit loss rate	11.8%
			Discount rate	13.6%

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2017 and December 31, 2016 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2017	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$5,225	$13,753
Aggregate fair value of loans and fees receivable that are reported at fair value	$2,742	$10,028
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$8	$30
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$164	$384

As of December 31, 2016	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$6,251	$16,614
Aggregate fair value of loans and fees receivable that are reported at fair value	$3,484	$12,164
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$6	$22
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$204	$562

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2017	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2016
Aggregate unpaid principal balance of notes payable	$101,317	$102,035
Aggregate fair value of notes payable	$10,031	$12,276

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2017 and December 31, 2016, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2017, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of June 30, 2017 and December 31, 2016.

	Carrying Amounts at Fair Value as of
	June 30, 2017	December 31, 2016
Amortizing securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of June 30, 2017 ($102.0 million as of December 31, 2016) bearing interest at a weighted average 6.5% interest rate at June 30, 2017 (6.1% at December 31, 2016), which is secured by credit card receivables and restricted cash aggregating $10.0 million as of June 30, 2017 ($12.3 million as of December 31, 2016) in carrying amount	$10.0	$12.3

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $10.0 million in fair value of the structured financing note in the above table is $10.0 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at June 30, 2017.

Beyond our role as servicer of the underlying assets within the credit cards receivables structured financing, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of June 30, 2017 and December 31, 2016 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2017	December 31, 2016
Revolving credit facilities at a weighted average interest rate equal to 6.4% at June 30, 2017 (4.8% at December 31, 2016) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $157.3 million as of June 30, 2017 ($127.9 million at December 31, 2016)

Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (1) (2)	19.8	19.5
Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2018) (3)	30.4	29.2
Revolving credit facility, not to exceed $35.0 million (expiring October 29, 2017) (1) (2)	34.6	34.7
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (1) (4)	26.0	—
Amortizing facilities at a weighted average interest rate equal to 5.8% at June 30, 2017 (5.4% at December 31, 2016) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $78.4 million as of June 30, 2017 ($69.9 million as of December 31, 2016)

Amortizing debt facility (expiring March 31, 2018) (1) (2) (5)	11.0	14.6
Amortizing debt facility (repaid in June 2017) (1) (2) (5)	—	20.4
Amortizing debt facility (expiring June 30, 2018) (1) (2) (5)	36.7	—
Amortizing debt facility (expiring May 31, 2018) (1) (2)	4.5	6.0
Amortizing debt facility (expiring August 24, 2018) (1) (2)	2.5	9.7
Amortizing debt facility (expiring September 1, 2017) (1) (2)	2.5	7.5
Other facilities
Senior secured term loan from related parties (expiring November 22, 2017) that is secured by certain assets of the Company with an annual interest rate equal to 9.0% (4)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	208.0	181.6
Unamortized debt issuance costs and discounts	2.3	0.4
Total notes payable outstanding, net	$205.7	$181.2

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

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement is fully drawn with $40.0 million outstanding as of June 30, 2017. In November 2016, the agreement was amended to extend the maturity date of the term loan to November 22, 2017. All other terms remain unchanged.

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $26.0 million was outstanding as of June 30, 2017) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2017	December 31, 2016
Face amount of 5.875% convertible senior notes	$88,280	$88,280
Discount	(27,195)	(27,489)
Net carrying value	$61,085	$60,791
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $346.7 million at June 30, 2017. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2017, CAR had unfunded outstanding floor-plan financing commitments totaling $8.5 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $9.7 million remains pledged as of June 30, 2017 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2017, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, “Leases” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

10.	Net (Loss) Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net (loss) income per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income attributable to controlling interests	$(8,784)	$277	$(8,056)	$4,830
Denominator:
Basic (including unvested share-based payment awards) (1)	13,984	13,806	13,964	13,852
Effect of dilutive stock compensation arrangements (2)	13	66	23	71
Diluted (including unvested share-based payment awards) (1)	13,997	13,872	13,987	13,923
Net (loss) income attributable to controlling interests per common share—basic	$(0.63)	$0.02	$(0.58)	$0.35
Net (loss) income attributable to controlling interests per common share—diluted	$(0.63)	$0.02	$(0.58)	$0.35

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts were 371,576 and 358,553 for the three and six months ended June 30, 2017, compared to 249,665 and 236,107 for the three and six months ended June 30, 2016.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three and six months ended June 30, 2017 and 2016, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of June 30, 2017, 19,076 shares remained available for issuance under the ESPP and 1,210,635 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $0 in income tax-related charges to additional paid-in capital during both the three and six months ended June 30, 2017 with $0 and $37,000 in such charges for the three and six months ended June 30, 2016, respectively.

Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2017 and 2016, we granted 102,000 and 122,134 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.3 million and $0.4 million, respectively. We incurred expenses of $0.4 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively, related to restricted stock and restricted stock unit awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2017, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.3 million with a weighted-average remaining amortization period of 0.5 years.

Stock Options

We had expense of $0.5 million and $0.3 million related to stock option-related compensation costs during the six months ended June 30, 2017 and 2016, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	June 30, 2017
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,411,667	$3.09
Issued	1,015,000	$2.78
Exercised	—	$—
Cancelled/Forfeited	(2,000)	$3.04
Outstanding at June 30, 2017	2,424,667	$2.96	3.8	$59,135
Exercisable at June 30, 2017	758,706	$2.87	2.6	$57,935

We had $1.1 million and $1.2 million of unamortized deferred compensation costs associated with non-vested stock options as of June 30, 2017 and 2016, respectively.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 21-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit, personal loans, and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second-look” credit service. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and our retail partnerships. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services.

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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. Some of these investees have in the past raised capital at valuations in excess of our associated book value. However, none of these companies are publicly-traded, there are no material pending liquidity events, and ascribing value to these investments at this time would be speculative.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2017	2016	from 2016 to 2017
Total interest income	$26,656	$21,522	$5,134
Interest expense	(6,419)	(4,792)	(1,627)
Fees and related income on earning assets:
Fees on credit products	2,007	856	1,151
Changes in fair value of loans and fees receivable recorded at fair value	1,002	527	475
Changes in fair value of notes payable associated with structured financings recorded at fair value	821	939	(118)
Rental revenue	—	3,119	(3,119)
Other	141	437	(296)
Other operating income:
Servicing income	861	981	(120)
Other income	240	75	165
Gain on repurchase of convertible senior notes	—	1,037	(1,037)
Equity in income equity-method investee	404	325	79
Total	$25,713	$25,026	$687
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(519)	(6,140)	(5,621)
Provision for losses on loans and fees receivable recorded at net realizable value	15,744	10,811	(4,933)
Other operating expenses:
Salaries and benefits	5,486	6,181	695
Card and loan servicing	7,794	7,285	(509)
Marketing and solicitation	3,127	932	(2,195)
Depreciation, primarily related to rental merchandise	243	2,099	1,856
Other	7,062	2,928	(4,134)
Net (loss) income	(8,781)	273	(9,054)
Net (income) loss attributable to noncontrolling interests	(3)	4	(7)
Net (loss) income attributable to controlling interests	(8,784)	277	(9,061)

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2017	2016	from 2016 to 2017
Total interest income	$52,616	$39,762	$12,854
Interest expense	(12,236)	(9,436)	(2,800)
Fees and related income on earning assets:
Fees on credit products	3,103	1,655	1,448
Changes in fair value of loans and fees receivable recorded at fair value	1,565	2,425	(860)
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,527	2,104	(577)
Rental revenue	148	7,333	(7,185)
Other	429	248	181
Other operating income:
Servicing income	1,950	2,428	(478)
Other income	349	145	204
Gain on repurchase of convertible senior notes	—	1,037	(1,037)
Equity in income equity-method investee	738	1,327	(589)
Total	$50,189	$49,028	$1,161
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(8,370)	(11,051)	(2,681)
Provision for losses on loans and fees receivable recorded at net realizable value	26,397	15,542	(10,855)
Other operating expenses:
Salaries and benefits	11,018	11,913	895
Card and loan servicing	15,179	16,273	1,094
Marketing and solicitation	4,659	1,787	(2,872)
Depreciation, primarily related to rental merchandise	553	6,255	5,702
Other	12,632	2,629	(10,003)
Net (loss) income	(8,054)	4,825	(12,879)
Net (income) loss attributable to noncontrolling interests	(2)	5	(7)
Net (loss) income attributable to controlling interests	(8,056)	4,830	(12,886)

Three and Six Months Ended June 30, 2017, Compared to Three and Six Months Ended June 30, 2016

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $167.0 million as of June 30, 2016 to $247.0 million as of June 30, 2017. These increases were offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued growth in point-of-sale and direct-to-consumer receivables and our CAR receivables—growth which we expect to result in net period over period growth in our total interest income for these operations throughout 2017. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historical credit card receivables will continue to offset some of the expected increases and could result in overall net declines in interest income period over period if our investments in new receivable originations decline.

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

•
reductions in fees on receivables, associated with general net declines in historical credit card receivables, offset by new acquisitions of credit card receivables under our direct-to-consumer product offerings; and

•	the effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below.

We expect increasing levels of credit card fee income for 2017 as we continue to invest in new credit card receivables as part of our direct-to-consumer operations, offset somewhat by diminishing fee income associated with our existing portfolios of liquidating credit card receivables. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, we do not expect meaningful levels of rental revenue in 2017 as existing rent-to-own contracts have effectively concluded with no new acquisitions expected. This decline in rental revenues will serve to offset some of the aforementioned growth we expect in our credit card fee income.

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

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to credit card account closures and net credit card receivables portfolio liquidations. Given recent growth associated with new credit card offerings and related receivables, we expect ancillary and interchange revenues to grow modestly throughout the year. Also included within our other income category are certain reimbursements we receive in respect of one of our portfolios.

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

Net recovery of losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in both periods reflects the effects of reimbursements received in respect of one of our portfolios. In the three and six months ended June 30, 2017 and 2016, these reimbursements exceeded the charge-offs experienced within the portfolio during the periods presented as the reimbursements are not directly associated with the timing of actual charge offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts in future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016 primarily reflecting the effects of volume associated with point-of-sale, direct-to-consumer and credit card finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration which also impacted our provision for losses on loans and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and six months ended June 30, 2017, relative to the three and six months ended June 30, 2016, reflect the following:

•
slight decrease in card and loan servicing expenses in the six months ended June 30, 2017 when compared to the six months ended June 30, 2016 based on discontinuation of acquisitions of our rent-to-own products as well as continued net liquidations in our historical credit card portfolios, the receivables of which declined from $38.9 million outstanding to $26.1 million outstanding at June 30, 2016 and June 30, 2017, respectively. Further, as our relative level and mix of receivables have changed we have been better able to negotiate certain third party fixed costs as existing contracts expired. These declines have been offset as noted by the slight increase in expenses for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 by expenses related to growth in point-of-sale and direct-to-consumer products, the receivables of which grew from $167.0 million outstanding to $247.0 million outstanding at June 30, 2016 and June 30, 2017, respectively; and

•
decreases in depreciation primarily associated with discontinuation of acquisitions under our rent-to-own program which had no meaningful depreciation in 2017 compared to $1.3 million and $4.7 million for the three and six months ended 2016, respectively;

Offsetting these declines are:

•
increases in other expenses due to the reversal of a £3.4 million ($5.0 million) reserve in the six months ended June 30, 2016. This reserve related to a review in the U.K. by HM Revenue and Customs (“HMRC”) associated with filings by one of our U.K. subsidiaries to reclaim value-added-tax. Additionally impacting the higher expenses noted during the three and six months ended June 30, 2017 are increased occupancy costs, legal costs associated with new product offerings and increased costs associated with translation impacts for U.K. liabilities.

•
increases in marketing and solicitation costs for the three and six months ended June 30, 2017 primarily due to volume related increases in costs attributable to the growth in our retail point-of-sale and direct-to-consumer portfolios. We expect that increased origination and brand marketing support will result in overall increases in year over year costs during 2017 although the frequency and timing of marketing efforts could result in reductions in quarter over quarter marketing costs; and

•	general increases in other expenses related to receivables acquisition, risk management costs and third party costs associated with ongoing information technology upgrades.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our historical credit card receivables. This trend is gradually reversing, however, as we continue to grow our earning assets (including loans and fees receivable) based principally on growth of point-of-sale and direct-to-consumer receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels with minimal growth in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs as we were able to better utilize our fixed costs to grow our asset base. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer personal loan and credit card related operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced effective income tax benefit rates of 33.6% and 32.2% for the three and six months ended June 30, 2017, respectively, compared to effective income tax expense rates of 70.6% and 15.1% for the three and six months ended June 30, 2016, respectively.  Our effective income tax benefit rates for the three and six months ended June 30, 2017 are below the statutory rate principally due to interest that we accrued on unpaid federal tax liabilities and our establishment of a valuation allowance in the three months ended June 30, 2017 against the net federal deferred tax asset that arose during that period associated with our net loss incurred during that period. Our effective income tax expense rate for the three months ended June 30, 2016 was significantly in excess of the statutory rate principally due to the significance of our accruals of interest and penalties on unpaid tax liabilities relative to our $0.9 million of pre-tax income during that period. Our effective income tax expense rate for the six months ended June 30, 2016 was below the statutory rate principally due to income during that period of our U.K. subsidiary that was not subject to tax in the U.S. and the U.K. tax on which was fully offset by the release of U.K. valuation allowances in that period. Both of these factors also served to mute somewhat the reduction of our effective income tax benefit rate in the three months ended June 30, 2017 versus the statutory rate in that period.

We report potential accrued interest and penalties related to both our accrued liabilities for uncertain tax positions and unpaid tax liabilities, as well as any net payments of income tax-related interest and penalties, within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such accrued interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and six months ended June 30, 2017, our income tax benefits were offset by $0.2 million and $0.4 million of net income tax-related interest and penalties charges. During the three and six months ended June 30, 2016 we included $0.2 million and $0.4 million of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at June 30, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.8 million at June 30, 2017. Prior to our filing amended return claims that would have eliminated the $7.3 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case) associated with the assessment. Subsequently, an IRS examination team has denied our amended return claims, and we have filed a protest with IRS Appeals. During the three months ended June 30, 2017, we were notified that the claims have been assigned to an IRS Appeals officer and an IRS Appeals conference has been scheduled for October 2017. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investee; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) treatment of the transaction in which our 50%-owned equity-method investee acquired our structured financing trust notes (a) as a deemed sale of the trust receivables at their face amount, (b) followed by the 50%-owned equity-method investee’s deemed repurchase of such receivables for consideration equal to the discounted purchase price that it paid for the notes, and (c) as though the difference between the deemed face amount and the deemed discounted repurchase price of the receivables is to be treated as credit quality discount to be accreted into managed earnings as a reduction of net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investee line items on our consolidated statements of operations totaling approximately $1.1 million for the three months ended June 30, 2017, $8.6 million for the three months ended March 31, 2017, $10.3 million for the three months ended December 31, 2016, $2.4 million for the three months ended September 30, 2016, $7.1 million for the three months ended June 30, 2016, $5.9 million for the three months ended March 31, 2016, $10.7 million for the three months ended December 31, 2015, and $11.4 million for the three months ended September 30, 2015. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2017		2016				2015
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$272,727	$253,308	$245,007	$221,683	$201,406	$155,425	$152,528	$151,055
Percent 30 or more days past due	10.9%	10.9%	11.8%	10.9%	8.2%	9.7%	11.5%	10.5%
Percent 60 or more days past due	7.4%	7.8%	8.1%	7.3%	5.3%	7.1%	7.9%	7.2%
Percent 90 or more days past due	4.8%	5.2%	5.2%	4.7%	3.4%	5.1%	5.4%	5.0%
Average managed receivables	$265,175	$250,862	$236,103	$216,951	$188,128	$152,831	$152,983	$143,946
Total yield ratio	34.7%	34.4%	32.6%	33.5%	36.8%	35.4%	35.2%	41.3%
Combined gross charge-off ratio	21.6%	23.6%	21.1%	13.3%	14.9%	18.2%	16.8%	21.5%
Adjusted charge-off ratio	18.4%	20.1%	17.8%	10.7%	11.7%	14.1%	12.9%	16.5%

Managed receivables levels. We have experienced overall quarterly growth throughout the periods presented related to our current product offerings with over $80.0 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from June 30, 2016 to June 30, 2017. Our historical credit card receivables continue to decline given the closure of substantially all credit card accounts underlying the portfolios. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2017, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

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

As our investments in point-of-sale and direct-to-consumer receivables have become a larger component of our managed receivables base, our delinquency rates have increased (when compared to periods during which seasoned credit cards made up a larger portion of our managed receivables). This is largely a result of the risk profiles (and corresponding expected returns) for these receivables being higher than that experienced under our mature credit card receivables underlying closed credit card accounts as discussed above. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. If and when growth for these product lines moderates, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, seasonal payment patterns on these receivables are similar to those experienced with our historical credit card receivables and we expect those patterns to continue. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth will continue to reverse the trend of our declining charge-off rates as noted in the fourth quarter of 2016, because we expect these receivables to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale and direct-to-consumer receivables over the next few quarters which should continue to stabilize our yield (with some modest increases) consistent with what we experienced in the past several quarters. However, the timing of receivable acquisitions as well as the relative mix of receivables acquired within a given quarter may contribute to some continued minor variability in our total yield ratio.

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

Given that our historical credit card portfolios now account for less than 15% of our total managed receivables, the impacts of these historical portfolios are no longer key drivers in the performance of our managed receivables. Instead, growth within point-of-sale finance and direct-to-consumer receivables that have higher charge-off rates than the liquidating credit card portfolios that have historically comprised a larger portion of our managed receivables has resulted in increases in our charge-off rates over time. Our recent combined gross charge-off and adjusted charge-off ratios benefited in the first few quarters of 2016 from growth we experienced in our point-of-sale operations and more directly from growth in our direct-to-consumer receivables, many of which reached peak charge off periods in the fourth quarter of 2016 but continued to negatively impact the first and second quarters of 2017. We made substantial investments in our personal loan offerings in the second quarter of 2016 which did not reach their peak-charge off period until the fourth quarter of 2016, thus positively impacting our second and third quarter combined and adjusted gross charge-off ratios and negatively impacting the same ratios in the fourth quarter of 2016 and the first and second quarters of 2017.

The continued growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect increasing charge off rates on a period-over-period comparison basis. This expectation is based on (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables, offset slightly by lower charge offs associated with historical credit card receivables due to the continued liquidation of these receivables, (2) continued testing of receivables that may lead to higher charge-offs, (3) the low charge-off ratios experienced in the second and third quarters of 2016 as discussed above and (4) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree, some of the aforementioned impacts as has been seen in recent quarters.

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

Collectively, as of June 30, 2017, we served more than 570 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2017		2016				2015
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$80,014	$75,311	$79,683	$76,615	$80,903	$78,415	$77,833	$75,428
Percent 30 or more days past due	11.7%	10.0%	14.2%	12.7%	12.3%	10.2%	14.0%	13.3%
Percent 60 or more days past due	4.0%	4.2%	5.4%	4.5%	3.9%	4.2%	5.5%	5.3%
Percent 90 or more days past due	1.4%	2.1%	2.4%	1.8%	1.5%	2.2%	2.5%	2.6%
Average managed receivables	$78,258	$75,986	$78,209	$78,089	$80,213	$78,122	$76,413	$75,987
Total yield ratio	37.2%	38.4%	37.8%	39.1%	38.0%	37.3%	38.3%	38.2%
Combined gross charge-off ratio	2.4%	2.4%	2.6%	2.8%	3.1%	2.7%	3.3%	3.0%
Recovery ratio	1.9%	1.6%	1.6%	1.0%	1.5%	1.3%	1.6%	1.3%

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

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in 2016 and 2017 reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict, however we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. As such, the only facilities that could represent near-term significant refunding or refinancing needs as of June 30, 2017 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 29, 2017) that is secured by certain receivables and restricted cash	$34.6
Revolving credit facility (expiring November 1, 2018) that is secured by the financial and operating assets of our CAR operations	30.4
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.8
Senior secured term loan from related parties (expiring November 22, 2017) that is secured by certain assets of the Company with an annual interest rate equal to 9.0%	40.0
Total	$124.8

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $26.0 million was outstanding as of June 30, 2017) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.
The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment fee.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.3 million at June 30, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.8 million at June 30, 2017. An IRS examination team denied amended return claims we filed that would have eliminated the $7.3 million assessment (and corresponding interest and penalties), and we filed a protest with IRS Appeals. During the three months ended June 30, 2017, the Company was notified that the claim had been assigned to an IRS Appeals officer and an IRS Appeals conference has been scheduled for October, 2017. Pending the resolution of this matter, and as is customary in such cases, the IRS filed a lien in respect of the $7.3 million assessment. To the extent we are unsuccessful in resolving this matter with IRS Appeals to our satisfaction, we plan to litigate this matter.

At June 30, 2017, we had $74.5 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2017 are as follows:

•
During the six months ended June 30, 2017, we generated $10.4 million of cash flows from operations compared to the generation of $12.7 million of cash flows from operations during the six months ended June 30, 2016. The decrease in cash provided by operating activities was principally related to decreases in 1) collections associated rental payments in the six months ended June 30, 2017 relative to the same period in 2016, given the cessation of our rent-to-own program; and 2) reductions in collections received in respect of one of our portfolios . These decreases were offset by the timing of payments associated with accrued liabilities including those in respect of one of our portfolios which may be owed.

•
During the six months ended June 30, 2017, we used $36.4 million of cash from our investing activities, compared to use of $40.0 million of cash from investing activities during the six months ended June 30, 2016.  This decrease is primarily due to the shrinking size of our historical credit card receivables resulting in corresponding payments from consumers and as well as cash returns on our increasing investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities. Offsetting these declines are the increasing levels of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2016 and which we expect to continue to make throughout 2017.

•
During the six months ended June 30, 2017, we generated $24.1 million of cash in financing activities, compared to our generating $7.6 million of cash in financing activities during the six months ended June 30, 2016. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized as of June 30, 2017 to repurchase an additional 4,912,401 shares of our common stock through June 30, 2018.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the six months ended June 30, 2017 and 2016, we received $132,077 and $130,372, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement is fully drawn with $40.0 million outstanding as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2017, Atlanticus Holdings Corporation had outstanding: $177.6 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $111.3 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, “Notes Payable,” to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of June 30, 2017, our subsidiaries had total liabilities of approximately $264.4 million (including the $177.6 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ISSUER PURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities during the three months ended June 30, 2017.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
3.1	Articles of Incorporation, as amended	May 16, 2017 Form 8-K, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017 Form 8-K, exhibit 3.2
10.1	Atlanticus Holdings Corporation Second Amended and Restated 2014 Equity Incentive Plan	April 10, 2017, Definitive Proxy Statement on Schedule 14A, Appendix A
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

August 11, 2017	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)