Form 10-Q
period 2017-09-30
Atlanticus Holdings Corp
filed 2017-11-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2017

of
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

As of November 2, 2017, 13,867,972 shares of common stock, no par value, of Atlanticus were outstanding. This excludes 1,459,233 loaned shares to be returned.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30, 2017	December 31, 2016
Assets
Unrestricted cash and cash equivalents	$68,582	$76,052
Restricted cash and cash equivalents	28,659	16,589
Loans and fees receivable:
Loans and fees receivable, at fair value	12,019	15,648
Loans and fees receivable, gross	359,823	290,697
Allowances for uncollectible loans and fees receivable	(52,118)	(43,275)
Deferred revenue	(35,881)	(23,639)
Net loans and fees receivable	283,843	239,431
Rental merchandise, net of depreciation	—	27
Property at cost, net of depreciation	3,296	3,829
Investment in equity-method investee	4,745	6,725
Deposits	306	505
Prepaid expenses and other assets	39,636	19,389
Total assets	$429,067	$362,547
Liabilities
Accounts payable and accrued expenses	$114,883	$86,768
Notes payable, at face value, net	208,980	141,166
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value	9,769	12,276
Convertible senior notes	61,238	60,791
Income tax liability	11,059	15,769
Total liabilities	445,929	356,770
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,335,468 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at September 30, 2017; and 15,348,086 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2016	—	—
Additional paid-in capital	212,618	211,646
Accumulated other comprehensive loss	(1,096)	—
Retained deficit	(228,382)	(205,859)
Total shareholders’ equity	(16,860)	5,787
Noncontrolling interests	(2)	(10)
Total equity	(16,862)	5,777
Total liabilities and equity	$429,067	$362,547

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Consumer loans, including past due fees	$28,985	$24,053	$81,457	$63,663
Other	34	36	178	188
Total interest income	29,019	24,089	81,635	63,851
Interest expense	(7,268)	(5,257)	(19,504)	(14,693)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	21,751	18,832	62,131	49,158
Fees and related income on earning assets	4,166	75	10,938	13,840
Net recovery of charge off of loans and fees receivable recorded at fair value	2,393	1,556	10,763	12,607
Provision for losses on loans and fees receivable recorded at net realizable value	(24,087)	(17,470)	(50,484)	(33,012)
Net interest income, fees and related income on earning assets	4,223	2,993	33,348	42,593
Other operating income:
Servicing income	1,034	885	2,984	3,313
Other income	590	69	939	214
Gain on repurchase of convertible senior notes	—	—	—	1,037
Equity in income of equity-method investee	164	629	902	1,956
Total other operating income	1,788	1,583	4,825	6,520
Other operating expense:
Salaries and benefits	5,296	6,329	16,314	18,242
Card and loan servicing	8,687	7,027	23,866	23,300
Marketing and solicitation	2,072	587	6,731	2,374
Depreciation	236	794	789	7,049
Other	4,210	3,570	16,842	6,199
Total other operating expense	20,501	18,307	64,542	57,164
Loss before income taxes	(14,490)	(13,731)	(26,369)	(8,051)
Income tax benefit	22	4,666	3,847	3,811
Net loss	(14,468)	(9,065)	(22,522)	(4,240)
Net (income) loss attributable to noncontrolling interests	1	—	(1)	5
Net loss attributable to controlling interests	$(14,467)	$(9,065)	$(22,523)	$(4,235)
Net loss attributable to controlling interests per common share—basic	$(1.04)	$(0.65)	$(1.61)	$(0.31)
Net loss attributable to controlling interests per common share—diluted	$(1.04)	$(0.65)	$(1.61)	$(0.31)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(14,468)	$(9,065)	$(22,522)	$(4,240)
Other comprehensive income:
Foreign currency translation adjustment	(1,721)	—	(1,721)	—
Reclassifications of foreign currency translation adjustment to consolidated statements of operations	—	—	—	600
Income tax expense related to other comprehensive income	625	—	625	—
Comprehensive loss	(15,564)	(9,065)	(23,618)	(3,640)
Comprehensive (income) loss attributable to noncontrolling interests	1	—	(1)	5
Comprehensive loss attributable to controlling interests	$(15,563)	$(9,065)	$(23,619)	$(3,635)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statement of Equity
For the Nine Months Ended September 30, 2017 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	15,348,086	$—	$211,646	$—	$(205,859)	$(10)	$5,777
Compensatory stock issuances, net of forfeitures	102,000	—	—	—	—	—	—
Contributions from owners of noncontrolling interests	—	—	—	—	—	7	7
Amortization of deferred stock-based compensation costs	—	—	1,258	—	—	—	1,258
Redemption and retirement of shares	(114,618)	—	(286)	—	—	—	(286)
Other comprehensive (loss) income	—	—	—	(1,096)	(22,523)	1	(23,618)
Balance at September 30, 2017	15,335,468	$—	$212,618	$(1,096)	$(228,382)	$(2)	$(16,862)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(22,522)	$(4,240)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of rental merchandise	27	5,172
Depreciation, amortization and accretion, net	762	1,877
Losses upon charge off of loans and fees receivable recorded at fair value	2,973	4,647
Provision for losses on loans and fees receivable	50,484	33,012
Interest expense from accretion of discount on convertible senior notes	406	385
Income from accretion of discount associated with receivables purchases	(41,961)	(30,662)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(4,504)	(2,931)
Income from equity-method investments	(902)	(1,956)
Gain on repurchase of convertible senior notes	—	(1,037)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(1,530)	(2,782)
Decrease in income tax liability	(4,084)	(4,521)
Decrease in deposits	199	295
Increase in accounts payable and accrued expenses	22,032	28,555
Additions to rental merchandise	—	(634)
Other	(13,395)	(475)
Net cash (used in) provided by operating activities	(12,015)	24,705
Investing activities
(Increase) decrease in restricted cash	(12,049)	3,252
Proceeds from equity-method investee	2,882	4,396
Investments in earning assets	(335,664)	(286,654)
Proceeds from earning assets	282,064	222,606
Purchases and development of property, net of disposals	(229)	(244)
Net cash used in investing activities	(62,996)	(56,644)
Financing activities
Noncontrolling interests contributions, net	7	4
Purchase and retirement of outstanding stock	(286)	(869)
Proceeds from borrowings	243,945	156,869
Repayment of borrowings	(176,417)	(115,245)
Net cash provided by financing activities	67,249	40,759
Effect of exchange rate changes on cash	292	(1,133)
Net (decrease) increase in unrestricted cash	(7,470)	7,687
Unrestricted cash and cash equivalents at beginning of period	76,052	51,033
Unrestricted cash and cash equivalents at end of period	$68,582	$58,720
Supplemental cash flow information
Cash paid for interest	$19,214	$15,390
Net cash income tax payments	$238	$710
Supplemental non-cash information
Issuance of stock options and restricted stock	$1,364	$2,310
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017 and 2016

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

Lastly, we report within our Credit and Other Investments segment gains associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation as of September 30, 2017. Some of these investees have in the past raised capital at valuations substantially in excess of our associated book value. However, none of these companies are publicly-traded, there are no material pending liquidity events, and ascribing value to these investments at this time would be speculative.

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

As of September 30, 2017 and December 31, 2016, the weighted average remaining accretion period for the $35.9 million and $23.6 million of deferred revenue reflected in the consolidated balance sheets was 11 months.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(3.2)	$(2.0)	$(36.0)	$(41.2)
Provision for loan losses	(6.2)	(0.2)	(17.7)	(24.1)
Charge offs	0.7	0.5	13.2	14.4
Recoveries	(0.1)	(0.3)	(0.8)	(1.2)
Balance at end of period	$(8.8)	$(2.0)	$(41.3)	$(52.1)

For the Nine Months Ended September 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)
Provision for loan losses	(8.1)	(1.0)	(41.4)	(50.5)
Charge offs	1.9	2.1	42.2	46.2
Recoveries	(1.2)	(1.0)	(2.3)	(4.5)
Balance at end of period	$(8.8)	$(2.0)	$(41.3)	$(52.1)

As of September 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$—	$(0.2)	$(0.2)
Balance at end of period collectively evaluated for impairment	$(8.8)	$(2.0)	$(41.1)	$(51.9)
Loans and fees receivable:
Loans and fees receivable, gross	$61.8	$75.5	$222.5	$359.8
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$0.2	$0.4
Loans and fees receivable collectively evaluated for impairment	$61.8	$75.3	$222.3	$359.4

For the Three Months Ended September 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.1)	$(2.0)	$(21.1)	$(24.2)
Provision for loan losses	0.1	(0.7)	(16.9)	(17.5)
Charge offs	0.5	0.8	6.9	8.2
Recoveries	(0.5)	(0.2)	(0.4)	(1.1)
Balance at end of period	$(1.0)	$(2.1)	$(31.5)	$(34.6)

For the Nine Months Ended September 30, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)
Provision for loan losses	0.7	(2.1)	(31.6)	(33.0)
Charge offs	1.5	2.5	20.1	24.1
Recoveries	(2.0)	(0.8)	(1.4)	(4.2)
Balance at end of period	$(1.0)	$(2.1)	$(31.5)	$(34.6)

As of December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$(0.3)	$(0.6)
Balance at end of period collectively evaluated for impairment	$(1.4)	$(1.8)	$(39.5)	$(42.7)
Loans and fees receivable:
Loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Loans and fees receivable individually evaluated for impairment	$—	$0.7	$0.3	$1.0
Loans and fees receivable collectively evaluated for impairment	$11.0	$76.4	$202.3	$289.7

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of September 30, 2017 and December 31, 2016 is as follows:

Balance at September 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$1.7	$6.3	$9.3	$17.3
60-89 days past due	0.8	2.2	7.1	10.1
90 or more days past due	1.4	1.7	14.2	17.3
Delinquent loans and fees receivable, gross	3.9	10.2	30.6	44.7
Current loans and fees receivable, gross	57.9	65.3	191.9	315.1
Total loans and fees receivable, gross	$61.8	$75.5	$222.5	$359.8
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.3	$—	$1.3

Balance at December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$7.0	$8.2	$15.4
60-89 days past due	0.2	2.4	6.7	9.3
90 or more days past due	0.4	1.9	11.4	13.7
Delinquent loans and fees receivable, gross	0.8	11.3	26.3	38.4
Current loans and fees receivable, gross	10.2	65.8	176.3	252.3
Total loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services as well as amounts owed to us by third parties. Prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) amounts due associated with reimbursements in respect of one of our portfolios and (3) ongoing deferred costs associated with service contracts.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts which may be owed in respect of one of our portfolios.

Income Taxes

We experienced effective income tax benefit rates of 0.2% and 14.6% for the three and nine months ended September 30, 2017, respectively, compared to effective income tax benefit rates of 34.0% and 47.3% for the three and nine months ended September 30, 2016, respectively.  Our effective income tax benefit rates for the three and nine months ended September 30, 2017 are below the statutory rate principally due to (1) interest and penalties that we accrued on unpaid federal tax liabilities and (2) our establishment of, and increases in, our valuation allowances during such periods against our net federal deferred tax assets that arose during such periods associated with our net loss incurred during such periods. Our effective income tax benefit rate for the three months ended September 30, 2016 was below the statutory rate principally due to our accruals of interest and penalties on unpaid tax liabilities relative to our $13.7 million of pre-tax loss during that period. Our effective income tax benefit rate for the nine months ended September 30, 2016 was above the statutory rate principally due to income during that period of our U.K. subsidiary that was not subject to tax in the U.S. and the U.K. tax on which was fully offset by the release of U.K. valuation allowances in that period.

We report income tax-related interest and penalties within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and nine months ended September 30, 2017, our income tax benefits were offset by $0.2 million and $0.5 million of net income tax-related interest and penalties charges. During the three and nine months ended September 30, 2016, we included $0.2 million and $0.6 million of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at September 30, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.9 million at September 30, 2017. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case) associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. In October 2017, we attended an IRS Appeals conference related to the subject matter underlying our amended return claims, and we are in the process of preparing a supplemental submission to address matters on which the IRS Appeals Officer needed additional support.

Fees and Related Income on Earning Assets

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fees on credit products	$3,248	$944	$6,351	$2,599
Changes in fair value of loans and fees receivable recorded at fair value	1,153	(1,857)	2,718	568
Changes in fair value of notes payable associated with structured financings recorded at fair value	259	259	1,786	2,363
Rental revenue	—	758	148	8,091
Other	(494)	(29)	(65)	219
Total fees and related income on earning assets	$4,166	$75	$10,938	$13,840

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases, changing certain aspects of current lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements due to the limited lease activity we are involved in.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. In August 2015, the FASB delayed the effective date by one year and the guidance will now be effective for annual and interim periods beginning January 1, 2018 and early adoption is permitted. We do not plan to early adopt the guidance. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of our revenue will not be affected. As such the adoption of this standard, outside of the additional disclosures required under the standard, will not have a material impact on our consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after September 30, 2017, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are:  Credit and Other Investments, and Auto Finance.

As of both September 30, 2017 and December 31, 2016, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the nine months ended September 30, 2017 and 2016 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$21,901	$7,084	$28,985
Other	34	—	34
Total interest income	21,935	7,084	29,019
Interest expense	(6,998)	(270)	(7,268)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$14,937	$6,814	$21,751
Fees and related income on earning assets	$4,137	$29	$4,166
Servicing income	$831	$203	$1,034
Depreciation of rental merchandise	$—	$—	$—
Equity in income of equity-method investee	$164	$—	$164
(Loss) income before income taxes	$(16,547)	$2,057	$(14,490)
Income tax benefit (expense)	$655	$(633)	$22

Nine months ended September 30, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$60,320	$21,137	$81,457
Other	178	—	178
Total interest income	60,498	21,137	81,635
Interest expense	(18,758)	(746)	(19,504)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$41,740	$20,391	$62,131
Fees and related income on earning assets	$10,859	$79	$10,938
Servicing income	$2,332	$652	$2,984
Depreciation of rental merchandise	$(27)	$—	$(27)
Equity in income of equity-method investee	$902	$—	$902
(Loss) income before income taxes	$(32,071)	$5,702	$(26,369)
Income tax benefit (expense)	$5,677	$(1,830)	$3,847
Total assets	$363,526	$65,541	$429,067

Three months ended September 30, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$16,701	$7,352	$24,053
Other	36	—	36
Total interest income	16,737	7,352	24,089
Interest expense	(4,944)	(313)	(5,257)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$11,793	$7,039	$18,832
Fees and related income on earning assets	$92	$(17)	$75
Servicing income	$645	$240	$885
Gain on repurchase of convertible senior notes	$—	$—	$—
Depreciation of rental merchandise	$(458)	$—	$(458)
Equity in income of equity-method investee	$629	$—	$629
(Loss) income before income taxes	$(15,709)	$1,978	$(13,731)
Income tax benefit (expense)	$5,296	$(630)	$4,666

Nine months ended September 30, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$42,018	$21,645	$63,663
Other	188	—	188
Total interest income	42,206	21,645	63,851
Interest expense	(13,735)	(958)	(14,693)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$28,471	$20,687	$49,158
Fees and related income on earning assets	$13,761	$79	$13,840
Servicing income	$2,569	$744	$3,313
Gain on repurchase of convertible senior notes	$1,037	$—	$1,037
Depreciation of rental merchandise	$(5,172)	$—	$(5,172)
Equity in income of equity-method investee	$1,956	$—	$1,956
(Loss) income before income taxes	$(13,047)	$4,996	$(8,051)
Income tax benefit (expense)	$5,500	$(1,689)	$3,811
Total assets	$267,390	$68,440	$335,830

4.	Shareholders’ Equity

During the three and nine months ended September 30, 2017, we repurchased and contemporaneously retired 107,916 and 114,618 shares of our common stock at an aggregate cost of $268,000 and $286,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and nine months ended September 30, 2016, we repurchased and contemporaneously retired 39,580 and 286,223 shares of our common stock at an aggregate cost of $124,000 and $869,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at September 30, 2017 and December 31, 2016, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at September 30, 2017 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	September 30, 2017	December 31, 2016
Loans and fees receivable, at fair value	$6,833	$9,650
Total assets	$7,145	$10,291
Total liabilities	$28	$204
Members’ capital	$7,117	$10,087

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net interest income, fees and related income on earning assets	$247	$949	$1,358	$2,957
Net income	$159	$822	$1,067	$2,537
Net income attributable to our equity investment in investee	$164	$629	$902	$1,956

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2017 and December 31, 2016 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2017 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$310,557	$271,824
Loans and fees receivable, at fair value	$—	$—	$12,019	$12,019

Assets – As of December 31, 2016 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$248,171	$223,783
Loans and fees receivable, at fair value	$—	$—	$15,648	$15,648

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2017 and 2016:

	Loans and Fees Receivable, at Fair Value
	2017	2016
Balance at January 1,	$15,648	$26,706
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable, at fair value	2,718	568
Settlements	(6,398)	(8,590)
Impact of foreign currency translation	51	(239)
Balance at September 30,	$12,019	$18,445

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2017 and December 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$12,019	Discounted cash flows	Gross yield	16.3% to 26.7% (24.9%)
			Principal payment rate	1.7% to 2.8% (2.4%)
			Expected credit loss rate	11.2% to 13.4% (11.6%)
			Servicing rate	9.6% to 11.6% (9.8%)
			Discount rate	5.8% to 14.0% (12.7%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$15,648	Discounted cash flows	Gross yield	24.2% to 35.8% (26.1%)
			Principal payment rate	2.2% to 3.5% (2.4%)
			Expected credit loss rate	11.8% to 18.0% (12.9%)
			Servicing rate	8.6% to 9.6% (8.8%)
			Discount rate	5.8% to 13.6% (12.5%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2017 and December 31, 2016 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$143,834	$143,834
Amortizing debt facilities	$—	$—	$66,191	$66,191
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$39,064	$—	$61,238
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$9,769	$9,769

Liabilities - As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$83,399	$83,399
Amortizing debt facilities	$—	$—	$58,190	$58,190
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$40,609	$—	$60,791
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$12,276	$12,276

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2017 and 2016.

	Notes Payable Associated with Structured Financings, at Fair Value
	2017	2016
Beginning balance, January 1	$12,276	$20,970
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,786)	(2,363)
Repayments on outstanding notes payable, net	(721)	(4,240)
Ending balance, September 30,	$9,769	$14,367

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2017 and December 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$9,769	Discounted cash flows	Gross yield	26.7%
			Principal payment rate	2.6%
			Expected credit loss rate	11.2%
			Discount rate	14.0%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$12,276	Discounted cash flows	Gross yield	24.6%
			Principal payment rate	2.2%
			Expected credit loss rate	11.8%
			Discount rate	13.6%

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2017 and December 31, 2016 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2017	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$4,810	$12,473
Aggregate fair value of loans and fees receivable that are reported at fair value	$2,250	$9,769
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$24
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$110	$347

As of December 31, 2016	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$6,251	$16,614
Aggregate fair value of loans and fees receivable that are reported at fair value	$3,484	$12,164
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$6	$22
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$204	$562

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2017	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2016
Aggregate unpaid principal balance of notes payable	$101,314	$102,035
Aggregate fair value of notes payable	$9,769	$12,276

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2017 and December 31, 2016, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2017, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2017 and December 31, 2016.

	Carrying Amounts at Fair Value as of
	September 30, 2017	December 31, 2016
Amortizing securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of September 30, 2017 ($102.0 million as of December 31, 2016) bearing interest at a weighted average 6.5% interest rate at September 30, 2017 (6.1% at December 31, 2016), which is secured by credit card receivables and restricted cash aggregating $9.8 million as of September 30, 2017 ($12.3 million as of December 31, 2016) in carrying amount	$9.8	$12.3

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $9.8 million in fair value of the structured financing note in the above table is $9.8 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at September 30, 2017.

Beyond our role as servicer of the underlying assets within the credit cards receivables structured financing, we have provided no other financial or other support to the structure, and we have no explicit or implicit arrangements that could require us to provide financial support to the structure.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of September 30, 2017 and December 31, 2016 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2017	December 31, 2016
Revolving credit facilities at a weighted average interest rate equal to 7.1% at September 30, 2017 (4.8% at December 31, 2016) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $194.2 million as of September 30, 2017 ($127.9 million at December 31, 2016)

Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2018) (3)	26.2	29.2
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2019) (1) (2)	49.2	34.7
Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (1) (2)	19.7	19.5
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (1) (4)	50.0	—
Amortizing facilities at a weighted average interest rate equal to 5.8% at September 30, 2017 (5.4% at December 31, 2016) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $76.6 million as of September 30, 2017 ($69.9 million as of December 31, 2016)

Amortizing debt facility (repaid in June 2017) (1) (2) (5)	—	20.4
Amortizing debt facility (repaid in September 2017) (1) (2)	—	9.7
Amortizing debt facility (expiring March 31, 2018) (1) (2) (5)	7.3	14.6
Amortizing debt facility (expiring June 30, 2018) (1) (2) (5)	27.5	—
Amortizing debt facility (expiring August 15, 2018) (1) (2)	5.4	6.0
Amortizing debt facility (expiring September 14, 2018) (1) (2)	10.0	7.5
Amortizing debt facility (expiring November 30, 2018) (1) (2) (5)	16.0	—
Other facilities
Senior secured term loan from related parties (expiring November 22, 2017) that is secured by certain assets of the Company with an annual interest rate equal to 9.0% (4)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	251.3	181.6
Unamortized debt issuance costs and discounts	2.3	0.4
Total notes payable outstanding, net	$249.0	$181.2

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

(4)	See below for additional information.

(5)	Loans are comprised of three tranches with the same lenders. Terms and conditions are substantially identical with the exception of maturity date as indicated in the table above.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement is fully drawn with $40.0 million outstanding as of September 30, 2017. In November 2016, the agreement was amended to extend the maturity date of the term loan to November 22, 2017. All other terms remain unchanged.

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $50.0 million was outstanding as of September 30, 2017) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	September 30, 2017	December 31, 2016
Face amount of 5.875% convertible senior notes	$88,280	$88,280
Discount	(27,042)	(27,489)
Net carrying value	$61,238	$60,791
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $369.9 million at September 30, 2017. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2017, CAR had unfunded outstanding floor-plan financing commitments totaling $7.9 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $10.7 million remains pledged as of September 30, 2017 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2017, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, “Leases” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

10.	Net Loss Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net loss per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to controlling interests	$(14,467)	$(9,065)	$(22,523)	$(4,235)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,921	13,867	13,949	13,857
Effect of dilutive stock compensation arrangements (2)	10	63	19	68
Diluted (including unvested share-based payment awards) (1)	13,931	13,930	13,968	13,925
Net loss attributable to controlling interests per common share—basic	$(1.04)	$(0.65)	$(1.61)	$(0.31)
Net loss attributable to controlling interests per common share—diluted	$(1.04)	$(0.65)	$(1.61)	$(0.31)

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts were 238,967 and 318,253 for the three and nine months ended September 30, 2017, compared to 358,970 and 277,361 for the three and nine months ended September 30, 2016.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three and nine months ended September 30, 2017 and 2016, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of September 30, 2017, 14,064 shares remained available for issuance under the ESPP and 1,079,335 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $0 in income tax-related charges to additional paid-in capital during both the three and nine months ended September 30, 2017 with $0 and $37,000 in such charges for the three and nine months ended September 30, 2016, respectively.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2017 and 2016, we granted 102,000 and 321,601 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.3 million and $1.0 million, respectively. We incurred expenses of $0.6 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively, related to restricted stock and restricted stock unit awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2017, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.2 million with a weighted-average remaining amortization period of 0.4 years.

Stock Options

We had expense of $0.7 million and $0.6 million related to stock option-related compensation costs during the nine months ended September 30, 2017 and 2016, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	September 30, 2017
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,411,667	$3.09
Issued	1,215,000	$2.98
Exercised	—	$—
Cancelled/Forfeited	(4,000)	$3.04
Outstanding at September 30, 2017	2,622,667	$3.04	3.6	$10,653
Exercisable at September 30, 2017	792,205	$2.92	2.3	$10,653

We had $1.1 million and $1.0 million of unamortized deferred compensation costs associated with non-vested stock options as of September 30, 2017 and 2016, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2017	2016	from 2016 to 2017
Total interest income	$29,019	$24,089	$4,930
Interest expense	(7,268)	(5,257)	(2,011)
Fees and related income on earning assets:
Fees on credit products	3,248	944	2,304
Changes in fair value of loans and fees receivable recorded at fair value	1,153	(1,857)	3,010
Changes in fair value of notes payable associated with structured financings recorded at fair value	259	259	—
Rental revenue	—	758	(758)
Other	(494)	(29)	(465)
Other operating income:
Servicing income	1,034	885	149
Other income	590	69	521
Gain on repurchase of convertible senior notes	—	—	—
Equity in income equity-method investee	164	629	(465)
Total	$27,705	$20,490	$7,215
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(2,393)	(1,556)	837
Provision for losses on loans and fees receivable recorded at net realizable value	24,087	17,470	(6,617)
Other operating expenses:
Salaries and benefits	5,296	6,329	1,033
Card and loan servicing	8,687	7,027	(1,660)
Marketing and solicitation	2,072	587	(1,485)
Depreciation, primarily related to rental merchandise	236	794	558
Other	4,210	3,570	(640)
Net loss	(14,468)	(9,065)	(5,403)
Net loss attributable to noncontrolling interests	1	—	1
Net loss attributable to controlling interests	(14,467)	(9,065)	(5,402)

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2017	2016	from 2016 to 2017
Total interest income	$81,635	$63,851	$17,784
Interest expense	(19,504)	(14,693)	(4,811)
Fees and related income on earning assets:
Fees on credit products	6,351	2,599	3,752
Changes in fair value of loans and fees receivable recorded at fair value	2,718	568	2,150
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,786	2,363	(577)
Rental revenue	148	8,091	(7,943)
Other	(65)	219	(284)
Other operating income:
Servicing income	2,984	3,313	(329)
Other income	939	214	725
Gain on repurchase of convertible senior notes	—	1,037	(1,037)
Equity in income equity-method investee	902	1,956	(1,054)
Total	$77,894	$69,518	$8,376
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(10,763)	(12,607)	(1,844)
Provision for losses on loans and fees receivable recorded at net realizable value	50,484	33,012	(17,472)
Other operating expenses:
Salaries and benefits	16,314	18,242	1,928
Card and loan servicing	23,866	23,300	(566)
Marketing and solicitation	6,731	2,374	(4,357)
Depreciation, primarily related to rental merchandise	789	7,049	6,260
Other	16,842	6,199	(10,643)
Net loss	(22,522)	(4,240)	(18,282)
Net (income) loss attributable to noncontrolling interests	(1)	5	(6)
Net loss attributable to controlling interests	(22,523)	(4,235)	(18,288)

Three and Nine Months Ended September 30, 2017, Compared to Three and Nine Months Ended September 30, 2016

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $192.5 million as of September 30, 2016 to $284.3 million as of September 30, 2017. These increases were partially offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations for the remainder of 2017 and into 2018. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historical credit card receivables will continue to offset some of the expected increases and could result in overall net declines in interest income period-over-period if our investments in new receivable originations decline.

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

•	increases in fees on credit products, associated with growth in point-of-sale finance and direct-to-consumer products offset somewhat by general net declines in historical credit card receivables; and

•	the effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below.

We expect increasing levels of credit card fee income for the remainder of 2017 and into 2018 as we continue to invest in new credit card receivables as part of our direct-to-consumer operations, offset somewhat by diminishing fee income associated with our existing portfolios of liquidating credit card receivables. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, we do not expect meaningful levels of rental revenue as existing rent-to-own contracts have effectively concluded with no new acquisitions expected. This decline in rental revenues will serve to offset some of the aforementioned growth we expect in our credit card fee income.

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

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to previous credit card account closures and net credit card receivables portfolio liquidations. Given recent growth associated with new credit card offerings and related receivables, we expect ancillary and interchange revenues to grow modestly throughout the year. Also included within our other income category are certain reimbursements we receive in respect of one of our portfolios.

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

Net recovery of losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge-offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in both periods reflects the effects of reimbursements received in respect of one of our portfolios. In the three and nine months ended September 30, 2017 and 2016, these reimbursements exceeded the charge-offs experienced within the portfolio during the periods presented as the reimbursements are not directly associated with the timing of actual charge-offs. The timing of these reimbursements cannot be reliably determined and as such we may not continue to experience similar positive impacts in future quarters.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016 primarily reflecting the effects of volume associated with point-of-sale, direct-to-consumer and credit card finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and nine months ended September 30, 2017, relative to the three and nine months ended September 30, 2016, reflect the following:

•
slight increases in card and loan servicing expenses in the three and nine months ended September 30, 2017 when compared to the three and nine months ended September 30, 2016 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $192.5 million outstanding to $284.3 million outstanding at September 30, 2016 and September 30, 2017, respectively, offset by the discontinuation of acquisitions of our rent-to-own products as well as continued net liquidations in our historical credit card portfolios, the receivables of which declined from $32.5 million outstanding to $23.8 million outstanding at September 30, 2016 and September 30, 2017, respectively;

•
increases in other expenses due to the reversal of a £3.4 million ($5.0 million) reserve in the nine months ended September 30, 2016. This reserve related to a review in the U.K. by HM Revenue and Customs (“HMRC”) associated with filings by one of our U.K. subsidiaries to reclaim value-added-tax. Additionally impacting the higher expenses noted during the three and nine months ended September 30, 2017 are increased occupancy costs, legal costs associated with new product offerings and increased costs associated with translation impacts for U.K. liabilities;

•
increases in marketing and solicitation costs for the three and nine months ended September 30, 2017 primarily due to volume related increases in costs attributable to the growth in our retail point-of-sale and direct-to-consumer portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during the remainder of 2017 and into 2018 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•	general increases in other expenses related to receivables acquisition, risk management costs and third party costs associated with ongoing information technology upgrades.

Offsetting these increases were decreases in depreciation primarily associated with discontinuation of acquisitions under our rent-to-own program which had no meaningful depreciation in 2017 compared to $0.5 million and $5.2 million for the three and nine months ended 2016, respectively.

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

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer personal loan and credit card-related operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced effective income tax benefit rates of 0.2% and 14.6% for the three and nine months ended September 30, 2017, respectively, compared to effective income tax benefit rates of 34.0% and 47.3% for the three and nine months ended September 30, 2016, respectively.  Our effective income tax benefit rates for the three and nine months ended September 30, 2017 are below the statutory rate principally due to (1) interest and penalties that we accrued on unpaid federal tax liabilities and (2) our establishment of, and increases in, our valuation allowances during such periods against our net federal deferred tax assets that arose during such periods associated with our net loss incurred during such periods. Our effective income tax benefit rate for the three months ended September 30, 2016 was below the statutory rate principally due to our accruals of interest and penalties on unpaid tax liabilities relative to our $13.7 million of pre-tax loss during that period. Our effective income tax benefit rate for the nine months ended September 30, 2016 was above the statutory rate principally due to income during that period of our U.K. subsidiary that was not subject to tax in the U.S. and the U.K. tax on which was fully offset by the release of U.K. valuation allowances in that period.

We report income tax-related interest and penalties within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of such interest and penalties within the income tax benefit or expense line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and nine months ended September 30, 2017, our income tax benefits were offset by $0.2 million and $0.5 million of net income tax-related interest and penalties charges. During the three and nine months ended September 30, 2016, we included $0.2 million and $0.6 million of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at September 30, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.9 million at September 30, 2017. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case) associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. In October 2017, we attended an IRS Appeals conference related to the subject matter underlying our amended return claims, and we are in the process of preparing a supplemental submission to address matters on which the IRS Appeals Officer needed additional support.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable or any changes in the fair value of loans and fees receivable and their associated structured financing notes; (2) inclusion of our economic share of (or equity interest in) the receivables we manage for our equity-method investee; (3) removal of any noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results; (4) adjustment of principal charge offs for the difference between the deemed face amount and the deemed discounted repurchase price of the receivables which is treated as credit quality discount to be accreted into managed earnings as a reduction of adjusted net charge offs over the remaining life of the receivables; and (5) the exclusion from our managed receivables data of certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our total interest income, fees and related income on earning assets, losses upon charge off of loans and fees receivable recorded at fair value, net of recoveries, other income, servicing income, and equity in income of equity-method investee line items on our consolidated statements of operations totaling approximately $2.9 million for the three months ended September 30, 2017, $1.1 million for the three months ended June 30, 2017, $8.6 million for the three months ended March 31, 2017, $10.3 million for the three months ended December 31, 2016, $2.4 million for the three months ended September 30, 2016, $7.1 million for the three months ended June 30, 2016, $5.9 million for the three months ended March 31, 2016, and $10.7 million for the three months ended December 31, 2015. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2017			2016				2015
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$307,886	$272,727	$253,308	$245,007	$221,683	$201,406	$155,425	$152,528
Percent 30 or more days past due	11.6%	10.9%	10.9%	11.8%	10.9%	8.2%	9.7%	11.5%
Percent 60 or more days past due	7.9%	7.4%	7.8%	8.1%	7.3%	5.3%	7.1%	7.9%
Percent 90 or more days past due	5.3%	4.8%	5.2%	5.2%	4.7%	3.4%	5.1%	5.4%
Average managed receivables	$298,128	$265,175	$250,862	$236,103	$216,951	$188,128	$152,831	$152,983
Total yield ratio	35.4%	34.7%	34.4%	32.6%	33.5%	36.8%	35.4%	35.2%
Combined gross charge-off ratio	18.1%	21.6%	23.6%	21.1%	13.3%	14.9%	18.2%	16.8%
Adjusted charge-off ratio	15.3%	18.4%	20.1%	17.8%	10.7%	11.7%	14.1%	12.9%

Managed receivables levels. We have experienced overall quarterly growth throughout the periods presented related to our current product offerings with over $91.8 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from September 30, 2016 to September 30, 2017. Our historical credit card receivables continue to decline given the closure of substantially all credit card accounts underlying those portfolios. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2017, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

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

Given that the vast majority of credit card accounts related to our historical credit card receivables have been closed and there has been no significant new activity for these accounts, we generally have noted declines in delinquency statistics of this portion of managed credit card receivables (when compared to the same quarters in the prior year).

As our investments in newer point-of-sale and direct-to-consumer receivables have become a larger component of our managed receivables base, our delinquency rates have increased (when compared to periods during which seasoned credit cards made up a larger portion of our managed receivables). This is largely a result of the risk profiles (and corresponding expected returns) for these receivables being higher than that experienced under our mature credit card receivables underlying closed credit card accounts as discussed above. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. If and when growth for these product lines moderates, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, seasonal payment patterns on these receivables are similar to those experienced with our historical credit card receivables and we expect those patterns to continue. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth will continue to reverse the trend of our declining charge-off rates because we expect these receivables to season, mature, and charge off at higher rates than we currently experience on our liquidating pool of credit card receivables associated with closed credit card accounts.  We anticipate continued growth in our higher yielding point-of-sale and direct-to-consumer receivables over the next few quarters which should continue to stabilize our yield (with some modest increases) consistent with what we experienced in the past several quarters. However, the timing of receivable acquisitions as well as the relative mix of receivables acquired within a given quarter may contribute to some continued minor variability in our total yield ratio.

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

Given that our historical credit card portfolios now account for less than 15% of our total managed receivables, the impacts of these historical portfolios are no longer key drivers in the performance of our managed receivables. Instead, growth within point-of-sale finance and direct-to-consumer receivables that have higher charge-off rates than the liquidating credit card portfolios that have historically comprised a larger portion of our managed receivables has resulted in increases in our charge-off rates over time. Our recent combined gross charge-off and adjusted charge-off ratios benefited in the first few quarters of 2016 from growth we experienced in our point-of-sale operations and more directly from growth in our direct-to-consumer receivables, many of which reached peak charge off periods in the fourth quarter of 2016 but continued to negatively impact the first and second quarters of 2017. Additionally, we made substantial investments in our personal loan offerings in the second quarter of 2016 which did not reach their peak-charge off period until the fourth quarter of 2016, thus positively impacting our second and third quarter combined and adjusted gross charge-off ratios and negatively impacting the same ratios in the fourth quarter of 2016 and the first and second quarters of 2017.

The continued growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect increasing charge off rates when compared to historical results. This expectation is based on (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables, offset slightly by lower charge offs associated with historical credit card receivables due to the continued liquidation of these receivables, (2) continued testing of receivables with higher risk profiles, (3) the low charge-off ratios experienced in the second and third quarters of 2016 as discussed above and (4) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree, some of the aforementioned impacts as has been seen in recent quarters.

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

Collectively, as of September 30, 2017, we served more than 575 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2017			2016				2015
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$78,459	$80,014	$75,311	$79,683	$76,615	$80,903	$78,415	$77,833
Percent 30 or more days past due	13.0%	11.7%	10.0%	14.2%	12.7%	12.3%	10.2%	14.0%
Percent 60 or more days past due	5.0%	4.0%	4.2%	5.4%	4.5%	3.9%	4.2%	5.5%
Percent 90 or more days past due	2.2%	1.4%	2.1%	2.4%	1.8%	1.5%	2.2%	2.5%
Average managed receivables	$78,764	$78,258	$75,986	$78,209	$78,089	$80,213	$78,122	$76,413
Total yield ratio	37.2%	37.2%	38.4%	37.8%	39.1%	38.0%	37.3%	38.3%
Combined gross charge-off ratio	1.1%	2.4%	2.4%	2.6%	2.8%	3.1%	2.7%	3.3%
Recovery ratio	1.6%	1.9%	1.6%	1.6%	1.0%	1.5%	1.3%	1.6%

Managed receivables.  We expect modest growth in the level of our managed receivables when compared to the same periods in prior years. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. We expect managed receivable levels to continue to grow slightly from current levels for the remainder of 2017 and into 2018 in both the U.S. and U.S. territories.

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

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter term product offerings tend to have higher yields. Slightly depressing the overall total yield ratio in the second quarter of 2016 is the growth we experienced in the average managed receivables levels which negatively impacted the ratio ahead of the positive impacts of associated billed yield on this growth. As we experienced slight declines in our managed receivables levels in the third quarter of 2016, we realized this delayed impact. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter as noted above.

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in 2016 and 2017 reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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
Adjusted charge-off ratio. Represents an annualized fraction the numerator of which is the principal amount of losses, net of recoveries as adjusted to apply discount accretion related to the credit quality of acquired portfolios to offset a portion of the actual face amount of net charge offs, and the denominator of which is average managed receivables. (Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices has related to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the future cash flows expected to be collected from the receivables.)

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

Accordingly, we will continue to focus in the coming quarters on (i) containing costs (as opposed to our previous focus on reducing expenses) (ii) obtaining new retail partners to continue growth of the point-of-sale receivables (iii) continuing growth in credit card receivables and (iv) obtaining the funding necessary to meet capital needs required by the growth of our receivables and to cover our infrastructure costs until our receivables investments generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. As such, the only facilities that could represent near-term significant refunding or refinancing needs as of September 30, 2017 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2019) that is secured by certain receivables and restricted cash	$49.2
Revolving credit facility (expiring November 1, 2018) that is secured by the financial and operating assets of our CAR operations	26.2
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.7
Senior secured term loan from related parties (expiring November 22, 2017) that is secured by certain assets of the Company with an annual interest rate equal to 9.0%	40.0
Total	$135.1

Further details concerning the above debt facilities are provided in Note 7, “Notes Payable,” and Note 8, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.  With respect to our senior secured term loan expiring November 22, 2017, we are in discussions with the lending party and anticipate that the loan will be extended on similar terms prior to expiration.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $50.0 million was outstanding as of September 30, 2017) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment fee.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses that we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at September 30, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $3.9 million at September 30, 2017. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case) associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. In October 2017, we attended an IRS Appeals conference related to the subject matter underlying our amended return claims, and we are in the process of preparing a supplemental submission to address matters on which the IRS Appeals Officer needed additional support.

At September 30, 2017, we had $68.6 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2017 are as follows:

•
During the nine months ended September 30, 2017, we used $12.0 million of cash flows from operations compared to the generation of $24.7 million of cash flows from operations during the nine months ended September 30, 2016. The decrease in cash provided by operating activities was principally related to decreases in 1) collections associated with rental payments in the nine months ended September 30, 2017 relative to the same period in 2016, given the cessation of our rent-to-own program of approximately $8.0 million; and 2) increases in billed but uncollected amounts in respect of one of our portfolios.

•
During the nine months ended September 30, 2017, we used $63.0 million of cash from our investing activities, compared to use of $56.6 million of cash from investing activities during the nine months ended September 30, 2016.  This increase is primarily due to: 1) the shrinking size of our historical credit card receivables, resulting in lower corresponding payments from consumers; 2) increasing levels of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2016 and which we expect to continue to make throughout 2017; and 3) increased levels of restricted cash required to be maintained due to increasing levels of collections on loans and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities and minimum cash balances held in accounts at the request of certain of our business partners. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•
During the nine months ended September 30, 2017, we generated $67.2 million of cash in financing activities, compared to our generating $40.8 million of cash in financing activities during the nine months ended September 30, 2016. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized as of September 30, 2017 to repurchase an additional 4,871,185 shares of our common stock through June 30, 2018.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the nine months ended September 30, 2017 and 2016, we received $197,563 and $194,155, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement is fully drawn with $40.0 million outstanding as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain credit products within the U.S. Changes in the consumer protection laws could result in the following:

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
As of September 30, 2017, Atlanticus Holdings Corporation had outstanding: $225.1 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $116.0 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, “Notes Payable,” to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of September 30, 2017, our subsidiaries had total liabilities of approximately $310.8 million (including the $225.1 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1 - July 31	—	$—	—	4,912,401
August 1 - August 31	84,225	$2.49	17,525	4,894,876
September 1 - September 30	23,691	$2.48	23,691	4,871,185
Total	107,916	$2.49	41,216	4,871,185

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 66,700 such shares returned to us during the three months ended September 30, 2017.

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

ATLANTICUS HOLDINGS CORPORATION

November 14, 2017	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)