Form 10-K
period 2017-12-31
Atlanticus Holdings Corp
filed 2018-04-02
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the year ended December 31, 2017

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

Atlanticus believes that its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements during 2017.

Atlanticus is a smaller reporting company and is not a shell company or an emerging growth company.

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2017 was $18.3 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates, and we also have included 1,459,233 loaned shares at June 30, 2017.)

As of March 15, 2018, 15,360,058 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Atlanticus’ Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
Additionally, we report within our Credit and Other Investments segment: 1) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) point-of-sale and direct-to-consumer receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

We believe that our point-of-sale and direct-to-consumer receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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

Our overhead structure was built to accommodate higher managed receivables levels and a much greater volume of accounts serviced. Although we significantly reduced our overhead at the start of the Great Recession, we have maintained a sizable amount of our infrastructure in order to facilitate expansion in our point-of-sale and direct-to-consumer finance and credit solutions and new product offerings. Although this has resulted in increased overhead costs, we believe that we have the potential to grow into our existing infrastructure and provide long-term shareholder returns. In any event, we continue to closely monitor and manage our overhead costs.

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
Our growing portfolio of receivables assets are generating, and we believe will continue to generate, attractive returns on assets, thereby allowing us to secure debt financing under terms and conditions (including advance rates and pricing) that will allow us to achieve our desired returns on equity, and we continue to pursue growth in this area.
We are currently expanding our acquisitions of new receivables associated with credit card accounts. With respect to the credit card accounts underlying our historical credit card receivables and portfolios, substantially all of the related credit card accounts have been closed to new cardholder purchases since 2009. We continue to service these credit card portfolios as they liquidate and they no longer constitute a meaningful part of our ongoing operations.
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
Auto Finance Segment. The operations of our Auto Finance segment are conducted through our CAR platform, which we acquired in April 2005. CAR primarily purchases and/or services loans secured by automobiles from or for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  In 2010, we started offering floor-plan financing to this same group of dealers and finance companies. In 2013, we also started offering certain installment lending products in addition to our traditional loans secured by automobiles.  While this product represented less than 15% of CAR’s net outstanding receivables as of December 31, 2017, we seek to modestly grow the volume of these loans in the coming quarters.

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2017, our CAR operations served more than 575 dealers in 33 states, the District of Columbia and two U.S. territories. These operations continue to perform well (achieving consistent profitability and generating positive cash flows with modest growth).
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
How Do We Collect?
Credit and Other Investments Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost-effective and customer-friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. We also sometimes offer flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we may vary from our general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate payment. Application of payments in this manner also permits our collectors to assess real time the degree to which payments over the life of an account have covered the principal credit extensions on that account. This allows our collectors to readily identify our potential economic loss associated with the charge off of a particular receivable (i.e., the excess of principal loaned over payments received throughout the life of the account). Our selection of collection techniques, including, for example, the order in which we apply payments or the provision of payments or credits to induce or in exchange for a payment, impacts the statistical performance of the portfolios that we present under “Credit and Other Investments Segment” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our determination of whether an account is contractually past due is relevant to our delinquency and charge-off data provided under the “Credit and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (e.g., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency stages and ultimately to charge-off status. For our point-of-sale and direct-to-consumer finance accounts, we consider an account to be delinquent if the customer has not made any required payment as of the payment due date. For credit card accounts, we consider a cardholder’s receivable to be delinquent if the cardholder has failed to pay a minimum amount, computed as the greater of a stated minimum payment or a fixed percentage of the statement balance (for example 3% to 10% of the outstanding balance in some cases or in other cases 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle).

Additionally, we may re-age customer accounts that meet our qualifications for re-aging. Re-aging involves changing the delinquency status of an account. It is our policy to work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to our regular charge-off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs; however, this impact generally changes such delinquencies and charge offs by less than 10% and 5%, respectively.

As discussed above, typically, once an account is 90 days or more past due, the account is placed on a non-accrual status. Placement on a non-accrual status results in the elimination of the annual percentage rate (“APR”) charged to an account and a cessation of fee billing. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets the additional criteria discussed above, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Thus we do not recognize an impairment or write-down solely due to the re-aging process. Once an account is placed on a non-accrual status, it is closed for further purchases. We believe that re-ages help our customers to manage difficult repayment periods, return to good standing and avoid further deterioration to their credit scores. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Loans and Fees Receivable-Troubled Debt Restructurings” to our consolidated financial statements included herein for further discussion of TDRs.
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
Auto Finance Segment. Competition within the auto finance sector is widespread and fragmented. Our auto finance operations target automobile dealers that oftentimes are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corporation, Westlake Financial, Mid-Atlantic Finance, Santander Consumer USA, Western Funding Inc., U.S. Auto Credit, and United Acceptance) and a large number of smaller, regional private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.
Employees
As of December 31, 2017, we had 297 employees, including 7 part-time employees, most of whom are principally employed within the U.S. We consider our relations with our employees to be good. None of our employees are covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.
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

Reliance upon relationships with a few large retailers in the point-of-sale finance operations may adversely affect our revenues and operating results from these operations.  Our five largest retail partners accounted for over 50% of our outstanding point-of-sale receivables as of December 31, 2017.  Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future.  If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We generally outsource account and payment processing, and in 2017, we paid Total System Services, Inc. $4.7 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

If we are unable to protect our information systems against service interruption, our operations could be disrupted and our reputation may be damaged. We rely heavily on networks and information systems and other technology, that are largely hosted by third-parties to support our business processes and activities, including processes integral to the origination and collection of loans and other financial products, and information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. Because information systems are critical to many of our operating activities, our business may be impacted by hosted system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to collect payments in a timely manner. We also could be required to spend significant financial and other resources to repair or replace networks and information systems.

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

We are not currently in compliance with the minimum public float requirement of the NASDAQ Global Select Market. If our common stock is delisted from NASDAQ, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted. Our common stock is currently listed on the NASDAQ Global Select Market (“NASDAQ”). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards. On February 20, 2018, we received a letter from NASDAQ notifying us that, for the last 30 consecutive business days, we had not met the $15 million minimum market value of publicly held shares continued listing standard. As provided in the NASDAQ rules, NASDAQ provided 180 calendar days, or until August 20, 2018, to regain compliance. In order to do so, the market value of our publicly held shares must be $15 million or more for a minimum of ten consecutive business days at any time prior to August 20, 2018. During this period, our common stock will continue to trade uninterrupted on NASDAQ.

If we do not regain compliance with the minimum public float requirement by August 20, 2018, we may transfer our common stock listing to The NASDAQ Capital Market, provided we meet the continued listing requirements for that market. If we fail to regain compliance with the minimum public float requirement and are not eligible for listing on The NASDAQ Capital Market, we will receive notice of delisting from NASDAQ, which notice may be appealed at that time. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. The delisting of our common stock from NASDAQ also would make it more difficult for us to raise additional capital.

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
As of December 31, 2017, Atlanticus Holdings Corporation had outstanding: $244.0 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $118.4 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, “Notes Payable,” to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of December 31, 2017, our subsidiaries had total liabilities of approximately $323.5 million (including the $244.0 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

On April 4, 2007, we purchased a portfolio of credit card accounts from Barclays Bank PLC (“Barclays”) pursuant to a Sale and Purchase Agreement (the “SPA”). A portion of the accounts had an optional feature known as a “payment break plan” (“PBP”) that, in broad terms, enabled a customer to freeze his/her account for a period of time in certain circumstances, during which period, in general, the customer was not required to make minimum payments. This feature was mis-sold by Barclays, and, consistent with U.K. practice and Barclays’ own procedures and instructions to us, we established a claims process and provided remediation. Since 2011, we have claimed substantial sums from Barclays on the basis that (i) such sums have been paid, or otherwise credited, by us to customers in respect of PBP mis-selling complaints, and (ii) Barclays is liable to reimburse us pursuant to a contractual indemnity provision contained in the SPA. Until recently, Barclays paid invoices issued by us for reimbursement of amounts paid, or otherwise credited, to customers for alleged PBP mis-selling.

In late 2016 we also concluded that Barclays, in connection with the SPA, fraudulently misrepresented the portfolio, resulting in our overpayment for the portfolio and incurrence of substantial losses that we otherwise would not have incurred.

On May 4, 2017, we sued Barclays in the High Court of Justice Business and Property Courts of England and Wales, Claim No. FL-2017-000003. The claims include, among others, claims relating to Barclays’ obligation to reimburse us for remediation of the PBP claims and the other damages incurred as a result of the SPA and Barclays’ actions and inactions. We are seeking monetary damages for these claims.

In conjunction with the lawsuit, Barclays asserted a counterclaim alleging that past reimbursement claims paid to us were not in accordance with its policies. We have been processing claims from consumers since 2010 and historically payments on these claims and associated processing costs were reimbursed by Barclays based upon our invoices to Barclays. We believe that the counterclaim is simply a part of Barclays litigation strategy and is without merit.

We intend to pursue our suit against Barclays and to recover the amounts due to us.
We are involved in various other legal proceedings that are incidental to the conduct of our business. There are currently no other pending legal proceedings that are expected to be material to us.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of March 15, 2018, there were 46 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2016	High	Low
1st Quarter 2016	$3.48	$2.90
2nd Quarter 2016	$3.23	$2.64
3rd Quarter 2016	$3.15	$2.72
4th Quarter 2016	$3.50	$2.71

2017	High	Low
1st Quarter 2017	$3.07	$2.42
2nd Quarter 2017	$3.19	$2.30
3rd Quarter 2017	$2.70	$2.14
4th Quarter 2017	$2.45	$2.15

The closing price of our common stock on the NASDAQ Global Select Market on March 15, 2018 was $2.15.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
October 1- October 31	7,054	$2.38	7,054	4,864,131
November 1 - November 30	11,188	$2.38	11,188	4,852,943
December 1 - December 31	25,342	$2.36	25,342	4,827,601
Total	43,584	$2.37	43,584	4,827,601

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were no such shares returned to us during the three months ended December 31, 2017.

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
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein, where certain terms have been defined.

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
Additionally, we report within our Credit and Other Investments segment: (1) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and (2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) point-of-sale and direct-to-consumer receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

We believe that our point-of-sale and direct-to-consumer receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2017	2016	from 2016 to 2017
Total interest income	$114,707	$88,622	$26,085
Interest expense	(27,700)	(20,207)	(7,493)
Fees and related income on earning assets:
Fees on credit products	10,427	3,526	6,901
Changes in fair value of loans and fees receivable recorded at fair value	3,456	1,587	1,869
Changes in fair value of notes payable associated with structured financings recorded at fair value	2,315	3,773	(1,458)
Rental revenue	148	8,235	(8,087)
Other	(2,057)	195	(2,252)
Other operating income:
Servicing income	3,854	4,087	(233)
Other income	1,419	320	1,099
Gain on repurchase of convertible senior notes	—	1,151	(1,151)
Equity in income equity-method investee	1,158	2,150	(992)
Total	$107,727	$93,439	$14,288
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(9,460)	(22,096)	(12,636)
Provision for losses on loans and fees receivable recorded at net realizable value	77,612	53,721	(23,891)
Other operating expenses:
Salaries and benefits	22,751	24,026	1,275
Card and loan servicing	31,534	30,662	(872)
Marketing and solicitation	13,070	4,904	(8,166)
Depreciation, primarily related to rental merchandise	1,021	7,477	6,456
Other	18,449	7,101	(11,348)
Net loss	(40,872)	(6,341)	(34,531)
Net loss attributable to noncontrolling interests	91	6	85
Net loss attributable to controlling interests	(40,781)	(6,335)	(34,446)

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $214.3 million as of December 31, 2016 to $316.7 million as of December 31, 2017. These increases were partially offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations throughout 2018. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historical credit card receivables will continue to offset some of the expected increases but are not expected to result in overall net declines in interest income period-over-period.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements. Outstanding notes payable associated with our point-of-sale and direct-to-consumer operations increased from $112.4 million as of December 31, 2016 to $204.0 million as of December 31, 2017. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•
    increases in fees on credit products, primarily associated with growth in direct-to-consumer products and to a lesser degree by growth in point-of-sale finance products, offset somewhat by general net declines in historical credit card receivables;

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

We expect increasing levels of direct-to-consumer fee income for 2018 as we continue to invest in new credit card receivables as part of our direct-to-consumer operations, offset somewhat by diminishing fee income associated with our existing portfolios of liquidating credit card receivables. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further historical credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, we do not expect meaningful levels of rental revenue as existing rent-to-own contracts have effectively concluded with no new acquisitions expected. This decline in rental revenues will serve to offset some of the aforementioned growth we expect in our credit card fee income.

Servicing income.  We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee). Additionally, we will receive periodic compensation for processing reimbursements to consumers with respect to one of our portfolios. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience continued declines in this category of revenue relative to revenue earned in prior periods.

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to previous credit card account closures and net credit card receivables portfolio liquidations. Given recent growth associated with new credit card offerings and related receivables, we expect ancillary and interchange revenues to grow modestly throughout the year. Also included within our other income category are gains or losses associated with investments previously made in consumer finance technology platforms carried at the lower of cost or market valuation. In the fourth quarter of 2017, we incurred a $2.1 million write-down of the carrying value associated with one of these investments.

Gain on repurchase of convertible senior notes. In 2016, we repurchased $5.0 million aggregate principal amount of outstanding 5.875% convertible senior notes for $2.3 million plus accrued interest from unrelated third parties. The purchase resulted in a gain of $1.2 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. We did not repurchase any notes in 2017.

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

Net recovery of losses upon charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge-offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in both periods reflects the effects of reimbursements received in respect of one of our portfolios which have declined year over year. In the years ended December 31, 2017 and 2016, these reimbursements exceeded the charge-offs experienced within the portfolio during the periods presented as the reimbursements are not directly associated with the timing of actual charge-offs. The timing of these reimbursements cannot be reliably determined and we currently do not expect that these reimbursements will result in a net recovery of losses upon charge-off in 2018.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the years ended December 31, 2017 and 2016 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the year ended December 31, 2017, relative to the year ended December 31, 2016, reflect the following:

•	decreases in salaries and benefits related to accruals made in 2016 associated with certain long-term incentive plans for employees at our CAR subsidiary that were not replicated in 2017;

•
slight increases in card and loan servicing expenses in the year ended December 31, 2017 when compared to the year ended December 31, 2016 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $214.3 million outstanding to $316.7 million outstanding at December 31, 2016 and December 31, 2017, respectively, offset by the discontinuation of our rent-to-own products and the continued net liquidations in our historical credit card portfolios, the receivables of which declined from $32.1 million outstanding to $21.6 million outstanding at December 31, 2016 and December 31, 2017, respectively;

•
increases in marketing and solicitation costs for the year ended December 31, 2017 primarily due to volume-related increases in costs attributable to the growth in our retail point-of-sale and direct-to-consumer portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2018 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs;

•
decreases in depreciation expense that are primarily associated with the discontinuation of acquisitions under our rent-to-own program which had no meaningful depreciation in 2017 compared to $5.3 million in 2016; and

•
increases in other expenses due to the reversal of a £3.4 million ($5.0 million) reserve in the year ended December 31, 2016. This reserve related to a review in the U.K. by HM Revenue and Customs (“HMRC”) associated with filings by one of our U.K. subsidiaries to reclaim value-added-tax. Additionally impacting the higher expenses noted during the year ended December 31, 2017 are increased occupancy costs, legal costs associated with new product offerings and our ongoing litigation efforts, and increased costs associated with translation impacts for U.K. liabilities.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our historical credit card receivables. This trend is gradually reversing as we continue to grow our earning assets (including loans and fees receivable) based principally on growth of point-of-sale and direct-to-consumer receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels with minimal growth in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs as we were able to better utilize our fixed costs to grow our asset base. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

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

Income Taxes. We experienced an effective income tax benefit rate of 13.5% and 48.7% for the years ended December 31, 2017, and 2016, respectively.  Our effective income tax benefit rate for the year ended December 31, 2017, is below the statutory rate principally due to (1) interest and penalties that we accrued on unpaid federal tax liabilities and (2) our establishment of valuation allowances against our net federal deferred tax assets associated with our net loss incurred in this year. Our effective income tax benefit rate for the year ended December 31, 2016 is above the statutory rate principally due to income of our U.K. subsidiary (1) that is not subject to tax in the U.S., and (2) the U.K. tax on which was fully offset by a release of U.K. valuation allowances.

We net against our income tax benefit line item on our consolidated statements of operations interest and penalties associated with our tax liabilities (including our accrued liabilities for uncertain tax positions and our unpaid tax liabilities). We likewise report the reversal of such interest and penalties within the income tax benefit line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the years ended December 31, 2017 and 2016, $0.5 million and $0.4 million, respectively, of net income tax-related interest and penalties are netted against those years’ income tax benefit line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at December 31, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.1 million at December 31, 2017. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case) associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. During the fourth quarter of 2017, we attended an IRS Appeals conference related to the subject matter underlying our amended return claims and submitted supplemental information to address matters on which the IRS Appeals Officer needed additional support.

Credit and Other Investments Segment

     Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in the point-of-sale, direct-to-consumer personal finance and credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include finance charges, fees and the accretion of discounts associated with the point-of-sale receivables or annual fees on our direct-to-consumer receivables.

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

Managed Receivables

We make various references within our discussion of the Credit and Other Investments segment to our managed receivables. Historically, our managed receivables data included the current period results for our ownership in receivables, regardless of the manner of accounting. This included those receivables that are shown as Loans and fees receivable, gross on our consolidated balance sheet, the liquidating credit card portfolios underlying our Loans and fees receivable, at fair value on our consolidated balance sheet and those liquidating credit card portfolios underlying non-consolidated equity-method investees. In order to provide data that are more reflective of our current operations, we have changed our methodology for calculating managed receivables data to include only the performance of those receivables underlying consolidated subsidiaries and exclude from managed receivables data the performance of receivables held by our equity method investee. As the receivables underlying our equity method investee reflect a diminishing portion of our overall receivables base, we do not believe their inclusion or exclusion in the overall results is material. Additionally, we now calculate average managed receivables based on the quarter ending balances. In this Report, we have calculated managed receivables and the related ratios for all periods presented in accordance with this new methodology.

Financial, operating and statistical data based on aggregate managed receivables are important to any evaluation of the performance of our credit portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables.  In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of our managed receivables because it provides information concerning the quality of loan originations and the related credit risks inherent within the portfolios.

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) the period-end and average managed receivables data include the face value of receivables which are accounted for under the fair value option; and (4) we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of charge off of loans and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $0 for the three months ended December 31, 2017, $2.9 million for the three months ended September 30, 2017, $1.1 million for the three months ended June 30, 2017, $8.6 million for the three months ended March 31, 2017, $10.3 million for the three months ended December 31, 2016, $2.4 million for the three months ended September 30, 2016, $7.1 million for the three months ended June 30, 2016, and $5.9 million for the three months ended March 31, 2016. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

A reconciliation of our Loans and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2017				2016
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Loans and fees receivable, gross	16,601	18,180	20,102	21,922	24,229	28,313	28,514	32,271
Fair value adjustment	(5,492)	(6,161)	(7,332)	(8,331)	(8,581)	(9,868)	(7,994)	(8,535)
Loans and fees receivable, at fair value	11,109	12,019	12,770	13,591	15,648	18,445	20,520	23,736

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect?” in Item 1, “Business”.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2017				2016
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$333,286	$303,080	$267,637	$247,569	$238,493	$219,016	$193,253	$145,753
Percent 30 or more days past due	13.7%	12.1%	11.5%	11.5%	12.7%	11.7%	8.9%	11.4%
Percent 60 or more days past due	9.8%	8.3%	7.8%	8.3%	8.8%	7.8%	5.8%	8.4%
Percent 90 or more days past due	6.5%	5.5%	4.9%	5.5%	5.5%	4.9%	3.7%	6.0%
Average managed receivables	$318,183	$285,359	$257,603	$243,031	$228,755	$206,135	$169,503	$143,874
Total yield ratio	39.5%	36.5%	35.1%	34.8%	33.4%	35.6%	35.8%	36.1%
Combined gross charge-off ratio	20.1%	18.2%	21.1%	22.4%	20.1%	12.6%	13.9%	16.1%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer operations (“Direct”) (dollars in thousands). Results of our historical credit card receivables portfolios are excluded:

	At or for the Three Months Ended
	2017
	Dec. 31		Sept. 30		Jun. 30		Mar. 31
	Retail	Direct	Retail	Direct	Retail	Direct	Retail	Direct
Period-end managed receivables	$206,877	$109,808	193,403	$91,497	180,830	$66,705	161,876	$63,771
Percent 30 or more days past due	14.0%	12.9%	14.0%	8.3%	12.3%	9.3%	11.8%	10.8%
Percent 60 or more days past due	10.1%	9.1%	9.9%	5.0%	8.4%	6.2%	8.6%	7.4%
Percent 90 or more days past due	7.2%	5.3%	6.9%	2.7%	5.6%	3.4%	6.1%	3.8%
Average APR	24.2%	31.0%	26.7%	30.0%	26.7%	30.0%	26.5%	30.3%
Receivables purchased during period	$64,036	$38,338	$59,293	$38,005	$65,786	$15,051	$64,617	$5,782

	At or for the Three Months Ended
	2016
	Dec. 31		Sept. 30		Jun. 30		Mar. 31
	Retail	Direct	Retail	Direct	Retail	Direct	Retail	Direct
Period-end managed receivables	$141,261	$73,003	$110,542	$80,161	$89,836	$74,903	$76,844	$36,638
Percent 30 or more days past due	13.4%	10.8%	13.8%	7.9%	12.6%	3.5%	13.1%	5.5%
Percent 60 or more days past due	9.6%	6.9%	9.5%	4.9%	8.3%	2.0%	9.8%	3.5%
Percent 90 or more days past due	6.4%	3.6%	6.5%	2.3%	5.4%	1.1%	7.3%	1.8%
Average APR	26.3%	30.5%	25.5%	30.6%	25.0%	30.8%	24.9%	30.0%
Receivables purchased during period	$60,118	$5,602	$44,871	$15,852	$35,478	$45,562	$27,233	$12,830

The following discussion relates to the tables above.
Managed receivables levels. We experienced overall quarterly growth throughout 2017 and 2016 related to our current product offerings with over $102.4 million in net receivables growth associated with our point-of-sale and direct-to-consumer products during 2017. The addition of large point‑of‑sale retail partners and ongoing purchases of receivables from existing retail partners helped grow our point-of-sale receivables by $65.6 million and $65.4 million in the years ended December 31, 2017 and 2016, respectively. Our direct-to-consumer acquisitions grew by over $36.8 million and $43.0 million, net during the years ended December 31, 2017 and 2016, respectively. Towards the end of 2016, we changed the product mix of direct-to-consumer receivables we purchased such that new receivable acquisitions in this business line decreased for the last two quarters of 2016 and the first quarter of 2017. As such, we experienced net declines in our direct-to-consumer receivables growth levels as we completed our shift in receivable acquisitions for these quarters. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2018, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the receivables management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected with the younger average age of the newer originations in our managed portfolio. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We measure the success of these efforts by reviewing delinquency rates. These rates exclude receivables that have been charged off.

As we continue to invest in our newer point-of-sale and direct-to-consumer receivables, our delinquency rates have increased. This is largely a result of the risk profiles (and corresponding expected returns) for these receivables. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. This trend can be seen in periods of large growth in the charts above which result in artificially low delinquency rates. If and when growth for these product lines moderates, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, we expect to continue to see seasonal payment patterns on these receivables which impact our delinquencies. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off rates than those experienced historically. The second quarter 2016 total yield ratio excludes the impact of gain associated with our repurchase of $4.5 million aggregate principal amount of outstanding 5.875% convertible senior notes which resulted in a net gain of $1.0 million. Additionally, our fourth quarter 2017 total yield ratio excludes the impact of our $2.1 million write-down of the carrying value associated with a previous investment in a consumer finance technology platform.

We expect total yield ratios to continue to fluctuate somewhat based on the relative mix of growth in point-of-sale receivables and our higher yielding direct-to-consumer credit card receivables. This growth will be offset somewhat by the continued liquidation and thus reduced impacts of our historical loans and fees receivable, at fair value.

Combined gross charge-off ratio. We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due or 120 days past due for the direct-to-consumer personal loan receivables. However, if a payment is made greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Typically, we charge off receivables within 30 days of notification and confirmation of a consumer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Our recent combined gross charge-off ratios benefited in the first few quarters of 2016 from growth we experienced in our point-of-sale operations and more directly from growth in our direct-to-consumer receivables. Many of these receivables reached peak charge off periods in the fourth quarter of 2016 but continued to negatively impact the first and second quarters of 2017. Additionally, we made substantial investments in our personal loan offerings in the second quarter of 2016 which did not reach their peak-charge off period until the fourth quarter of 2016, thus positively impacting our second and third quarter combined gross charge-off ratios and negatively impacting the same ratios in the fourth quarter of 2016 and the first and second quarters of 2017. Our fourth quarter 2017 combined gross charge-off ratio reflects further significant investments during the second and third quarters in 2017 in direct-to-consumer receivables, which reached their peak charge off periods during the fourth quarter of 2017.

The growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect increasing charge off rates when compared to historical results, given the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined gross charge-offs, (3) the low charge-off ratios experienced in the second and third quarters of 2016 as discussed above and (4) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree some of the aforementioned impacts as has been seen in recent quarters.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The average APR for receivables in our point-of-sale operations range from 9.99% to 36.0%. For our direct-to-consumer receivables, average APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2018 to remain consistent with the average APRs we have experienced over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made, net of any credits issued to consumers during that same period. Our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to the loss of one or more retail partners or due to seasonal purchase activity by consumers but we currently expect to continue to see slight increases in receivable acquisitions when compared to the same period in prior years. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our banking partner and the availability of capital to fund new purchases. Nonetheless, we expect continued growth in the acquisition of these receivables throughout 2018.

Auto Finance Segment

Our Auto Finance segment historically included a variety of auto sales and lending activities. Similar to changes in the managed calculation above, the average managed receivables used in the ratios below is now calculated based on the quarter ending balances of consolidated receivables. In this Report, we have calculated managed receivables and the related ratios for all periods presented in accordance with this new methodology.

CAR, our auto finance platform acquired in April 2005, principally purchases and/or services loans secured by automobiles from or for, and also provides floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  We have expanded these operations to also include certain installment lending products in addition to our traditional loans secured by automobiles both in the U.S. and U.S. territories.

Collectively, as of December 31, 2017, we served more than 575 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2017				2016
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$77,213	$74,923	$76,387	$72,121	$76,433	$73,624	$78,010	$75,747
Percent 30 or more days past due	12.8%	13.0%	11.7%	10.0%	14.2%	12.7%	12.3%	10.2%
Percent 60 or more days past due	5.0%	5.0%	4.0%	4.2%	5.4%	4.5%	3.9%	4.2%
Percent 90 or more days past due	2.4%	2.2%	1.4%	2.1%	2.4%	1.8%	1.5%	2.2%
Average managed receivables	$76,068	$75,655	$74,254	$74,278	$75,029	$75,817	$76,878	$75,513
Total yield ratio	37.9%	38.8%	39.2%	39.3%	39.5%	40.3%	39.6%	38.5%
Combined gross charge-off ratio	3.0%	1.1%	2.5%	2.5%	2.8%	2.9%	3.2%	2.8%
Recovery ratio	1.5%	1.7%	2.0%	1.6%	1.6%	1.1%	1.6%	1.4%

Managed receivables.  We expect modest growth in the level of our managed receivables when compared to the same periods in prior years in both the U.S. and U.S. territories. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership customers’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

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

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter term product offerings tend to have higher yields. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter as noted above. Additionally, our product offerings in the U.S. territories tend to have slightly lower yields than those offered in the U.S. As such, continued growth in that region will also serve to slightly depress our overall total yield ratio, yet will continue to generate attractive returns on assets.

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

Definitions of Financial, Operating and Statistical Measures
Total yield ratio. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of the accretable yield component of our acquisition discounts for portfolio purchases, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees and activation fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and gains (or less losses) on debt repurchases and other activities collectively included in our other operating income category on our consolidated statements of income. The denominator used represents our average managed receivables.
Combined gross charge-off ratio. Represents an annualized fraction, the numerator of which is the aggregate amounts of finance charge, fee and principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations) as reflected in Note 2 “Significant Accounting Policies and Consolidated Financial Statement Components-Loans and Fees Receivable”, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

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

Accordingly, we will continue to focus in the coming quarters on (i) containing costs (as opposed to our previous focus on reducing expenses) (ii) obtaining new retail partners to continue growth of the point-of-sale receivables (iii) continuing growth in direct-to-consumer credit card receivables and (iv) obtaining the funding necessary to meet capital needs required by the growth of our receivables and to cover our infrastructure costs until our receivables investments generate enough revenues and cash flows to cover such costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. As such, the only facilities that could represent near-term significant refunding or refinancing needs as of December 31, 2017 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2019) that is secured by certain receivables and restricted cash	$49.4
Revolving credit facility (expiring November 1, 2018) that is secured by the financial and operating assets of our CAR operations	24.8
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.8
Revolving credit facility (expiring December 21, 2019) that is secured by certain receivables and restricted cash	3.8
Senior secured term loan from related parties (expiring November 21, 2018) that is secured by certain assets of the Company with an annual interest rate equal to 9.0%	40.0
Total	$137.8

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $65.0 million was outstanding as of December 31, 2017) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment fee.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at December 31, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.1 million at December 31, 2017. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case) associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. During the fourth quarter of 2017, we attended an IRS Appeals conference related to the subject matter underlying our amended return claims and submitted supplemental information to address matters on which the IRS Appeals Officer needed additional support. If our amended return claims are ultimately denied in whole or in part by the IRS, our liquidity position would be reduced by the amount of tax, interest and penalties owed.

The Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017 reduced future U.S. federal corporate tax rates from 35% to 21%, effective for us as of January 1, 2018. Given that we have significant net deferred tax assets (including net operating losses) that can be used to offset future years' income, we do not expect our liquidity position to be enhanced by the tax rate reduction, for the foreseeable future.

At December 31, 2017, we had $41.5 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2017 and 2016 are as follows:

•
During the year ended December 31, 2017, we used $25.5 million of cash flows from operations compared to the generation of $39.0 million of cash flows from operations during the year ended December 31, 2016. The decrease in cash provided by operating activities was principally related to decreases in 1) collections associated with rental payments in the year ended December 31, 2017 relative to the same period in 2016, given the cessation of our rent-to-own program of approximately $8.1 million; 2) increased billed but uncollected amounts associated with growth in acquired receivables; and 3) increases in billed but uncollected amounts in respect of one of our portfolios.

•
During the year ended December 31, 2017, we used $92.9 million of cash from our investing activities, compared to use of $75.8 million of cash from investing activities during the year ended December 31, 2016.  This increase is primarily due to: 1) the shrinking size of our historical credit card receivables, resulting in lower corresponding payments from consumers; 2) increasing levels of investments for 2017 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2016 and which we expect to continue to make throughout 2018; and 3) increased levels of restricted cash required to be maintained due to increasing levels of collections on loans and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities and minimum cash balances held in accounts at the request of certain of our business partners. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•
During the year ended December 31, 2017, we generated $84.6 million of cash in financing activities, compared to our generating $63.5 million of cash in financing activities during the year ended December 31, 2016. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 12, 2016, we are authorized as of December 31, 2017 to repurchase an additional 4,827,601 shares of our common stock through June 30, 2018.

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
Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2017.

This Annual Report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1. Financial Statements
2. Financial Statement Schedules
None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Articles of Incorporation, as amended	May 16, 2017, Form 8-K, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.2	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1
4.3	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Second Amended and Restated 2014 Equity Incentive Plan	April 10, 2017, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	May 18, 2016, Form 8-K, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	May 18, 2016, Form 8-K, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	May 18, 2016, Form 8-K, exhibit 10.7
10.3†	Amended and Restated Employee Stock Purchase Plan	April 16, 2008, Definitive Proxy Statement on Schedule 14A, Appendix B
10.4†	Amended and Restated Employment Agreement for David G. Hanna	December 29, 2008, Form 8-K, exhibit 10.1
10.5†	Amended and Restated Employment Agreement for Richard W. Gilbert	December 29, 2008, Form 8-K, exhibit 10.3
10.6†	Employment Agreement for Jeffrey A. Howard	March 28, 2014, Form 10-K, exhibit 10.7
10.7†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.8†	Outside Director Compensation Package	November 14, 2017, Form 10-Q, exhibit 10.1
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
August 1, 2007, Form 10-Q, exhibit 10.7
10.12	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.13	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1
10.13(a)*	Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated February 8, 2017	May 15, 2017, Form 10-Q, exhibit 10.1(a)
10.13(b)*
Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust
May 15, 2017, Form 10-Q, exhibit 10.1(b)
10.13(c)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.14	Loan and Security Agreement, dated November 26, 2014, by and among Atlanticus Holdings Corporation, Certain Subsidiaries Named Therein, and Dove Ventures, LLC	March 6, 2015, Form 10-K, exhibit 10.15
10.14(a)	First Amendment to Loan and Security Agreement, dated November 23, 2015	March 30, 2016, Form 10-K, exhibit 10.14(a)
10.14(b)	Second Amendment to Loan and Security Agreement, dated November 22, 2016	March 31, 2017, Form 10-K, exhibit 10.14(b)
10.14(c)	Third Amendment to Loan and Security Agreement, dated November 22, 2017	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.

(1)
Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

*
Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on April 2, 2018.

Atlanticus Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David G. Hanna David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 2, 2018

/s/ William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	April 2, 2018

/s/ Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	April 2, 2018

/s/ Jeffrey A. Howard Jeffrey A. Howard	Director	April 2, 2018

/s/ Deal W. Hudson Deal W. Hudson	Director	April 2, 2018

/s/ Mack F. Mattingly Mack F. Mattingly	Director	April 2, 2018

/s/ Thomas G. Rosencrants Thomas G. Rosencrants	Director	April 2, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Atlanticus Holdings Corporation
Atlanta, Georgia

Opinion on the consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2002.
Atlanta, Georgia
April 2, 2018

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2017	December 31, 2016
Assets
Unrestricted cash and cash equivalents	$41,484	$76,052
Restricted cash and cash equivalents	29,174	16,589
Loans and fees receivable:
Loans and fees receivable, at fair value	11,109	15,648
Loans and fees receivable, gross	393,898	290,697
Allowances for uncollectible loans and fees receivable	(62,970)	(43,275)
Deferred revenue	(36,956)	(23,639)
Net loans and fees receivable	305,081	239,431
Property at cost, net of depreciation	3,229	3,829
Investment in equity-method investee	4,244	6,725
Deposits	252	505
Prepaid expenses and other assets	42,149	19,416
Total assets	$425,613	$362,547
Liabilities
Accounts payable and accrued expenses	$115,737	$86,768
Notes payable, at face value, net	226,238	141,166
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value	9,240	12,276
Convertible senior notes	61,393	60,791
Income tax liability	9,132	15,769
Total liabilities	461,740	356,770
Commitments and contingencies (Note 11)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,291,884 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2017; and 15,348,086 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2016	—	—
Additional paid-in capital	212,785	211,646
Accumulated other comprehensive loss	(2,178)	—
Retained deficit	(246,640)	(205,859)
Total shareholders’ equity	(36,033)	5,787
Noncontrolling interests	(94)	(10)
Total equity	(36,127)	5,777
Total liabilities and equity	$425,613	$362,547

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016
Interest income:
Consumer loans, including past due fees	$114,488	$88,389
Other	219	233
Total interest income	114,707	88,622
Interest expense	(27,700)	(20,207)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	87,007	68,415
Fees and related income on earning assets	14,289	17,316
Net recovery of charge off of loans and fees receivable recorded at fair value	9,460	22,096
Provision for losses on loans and fees receivable recorded at net realizable value	(77,612)	(53,721)
Net interest income, fees and related income on earning assets	33,144	54,106
Other operating income:
Servicing income	3,854	4,087
Other income	1,419	320
Gain on repurchase of convertible senior notes	—	1,151
Equity in income of equity-method investee	1,158	2,150
Total other operating income	6,431	7,708
Other operating expense:
Salaries and benefits	22,751	24,026
Card and loan servicing	31,534	30,662
Marketing and solicitation	13,070	4,904
Depreciation	1,021	7,477
Other	18,449	7,101
Total other operating expense	86,825	74,170
Loss before income taxes	(47,250)	(12,356)
Income tax benefit	6,378	6,015
Net loss	(40,872)	(6,341)
Net loss attributable to noncontrolling interests	91	6
Net loss attributable to controlling interests	$(40,781)	$(6,335)
Net loss attributable to controlling interests per common share—basic	$(2.93)	$(0.46)
Net loss attributable to controlling interests per common share—diluted	$(2.93)	$(0.46)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	For the Year Ended December 31,
	2017	2016
Net loss	$(40,872)	$(6,341)
Other comprehensive income:
Foreign currency translation adjustment	(2,178)	—
Reclassifications of foreign currency translation adjustment to Other operating expense on the consolidated statements of operations	—	600
Income tax benefit related to other comprehensive loss	—	—
Comprehensive loss	(43,050)	(5,741)
Comprehensive loss attributable to noncontrolling interests	91	6
Comprehensive loss attributable to controlling interests	$(42,959)	$(5,735)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Years Ended December 31, 2017 and 2016
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	15,332,041	$—	$211,083	$(600)	$(199,524)	$(8)	$10,951
Stock options exercises and proceeds related thereto	5,999		14	—	—	—	14
Compensatory stock issuances, net of forfeitures	321,068	—	—	—	—	—	—
Contributions from owners of noncontrolling interests	—	—	—	—	—	4	4
Amortization of deferred stock-based compensation costs	—	—	1,416	—	—	—	1,416
Redemption and retirement of shares	(311,022)	—	(949)	—	—	—	(949)
Tax effects of stock-based compensation costs	—	—	82	—	—	—	82
Other comprehensive income (loss)	—	—	—	600	(6,335)	(6)	(5,741)
Balance at December 31, 2016	15,348,086	$—	$211,646	$—	$(205,859)	$(10)	$5,777
Compensatory stock issuances, net of forfeitures	102,000	—	—	—	—	—	—
Contributions from owners of noncontrolling interests	—	—	—	—	—	7	7
Amortization of deferred stock-based compensation costs	—	—	1,528	—	—	—	1,528
Redemption and retirement of shares	(158,202)	—	(389)	—	—	—	(389)
Other comprehensive loss	—	—	—	(2,178)	(40,781)	(91)	(43,050)
Balance at December 31, 2017	15,291,884	$—	$212,785	$(2,178)	$(246,640)	$(94)	$(36,127)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2017	2016
Operating activities
Net loss	$(40,872)	$(6,341)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of rental merchandise	27	5,273
Depreciation, amortization and accretion, net	994	2,204
Losses upon charge off of loans and fees receivable recorded at fair value	3,624	6,110
Provision for losses on loans and fees receivable	77,612	53,721
Interest expense from accretion of discount on convertible senior notes	548	515
Income from accretion of discount associated with receivables purchases	(59,119)	(41,953)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(5,771)	(5,360)
Income from equity-method investments	(1,158)	(2,150)
Gain on repurchase of convertible senior notes	—	(1,151)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(2,688)	(4,687)
Decrease in income tax liability	(6,637)	(6,452)
Decrease in deposits	253	320
Increase in accounts payable and accrued expenses	23,341	41,436
Additions to rental merchandise	—	(634)
Other	(15,619)	(1,836)
Net cash (used in) provided by operating activities	(25,465)	39,015
Investing activities
(Increase) decrease in restricted cash	(12,564)	3,869
Proceeds from equity-method investee	3,639	5,548
Investments in earning assets	(466,740)	(381,212)
Proceeds from earning assets	383,179	296,304
Purchases and development of property, net of disposals	(395)	(349)
Net cash used in investing activities	(92,881)	(75,840)
Financing activities
Noncontrolling interests contributions, net	7	4
Purchase and retirement of outstanding stock	(389)	(949)
Proceeds from borrowings	324,997	242,388
Repayment of borrowings	(239,976)	(177,984)
Net cash provided by financing activities	84,639	63,459
Effect of exchange rate changes on cash	144	(1,615)
Net (decrease) increase in unrestricted cash	(33,563)	25,019
Unrestricted cash and cash equivalents at beginning of period	76,052	51,033
Unrestricted cash and cash equivalents at end of period	$42,489	$76,052
Supplemental cash flow information
Cash paid for interest	$25,478	$19,481
Net cash income tax payments	$258	$437
Supplemental non-cash information
Issuance of stock options and restricted stock	$1,364	$2,310
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

Additionally, we report within our Credit and Other Investments segment: 1) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events.

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

Restricted Cash

Restricted cash as of December 31, 2017 and 2016 includes certain collections on loans and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

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

Loans and Fees Receivable.  Our loans and fees receivable, gross, currently consist of receivables associated with (a) our U.S. point-of-sale and direct-to-consumer financing and other credit products currently being marketed within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations.  Our Credit and Other Investments segment loans and fees receivable generally are unsecured, while our Auto Finance segment loans and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title.

We show both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) for our loans and fees receivable (i.e., as opposed to those carried at fair value). Our loans and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary. We may individually evaluate a receivable or pool of receivables for impairment (as indicated in the table below) if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables. This may occur if a particular retail or auto-finance partner has indications of non-performance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner.

Certain of our loans and fees receivable also contain components of deferred revenue including discounts on the purchases of receivables for our point-of-sale receivables and annual fee billings for our direct-to-consumer credit card offerings. Our point-of-sale and auto finance loans and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of loan discounts. Additionally, many of our direct-to-consumer credit card offerings have an annual membership fee that is billed to the consumer on card activation and for each anniversary of that date thereafter. As of December 31, 2017 and December 31, 2016, the weighted average remaining accretion period for the $37.0 million and $23.6 million of deferred revenue reflected in the consolidated balance sheets was 11 months.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Year Ended December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)
Provision for loan losses	(19.2)	(1.9)	(56.5)	(77.6)
Charge offs	3.8	3.0	57.0	63.8
Recoveries	(1.4)	(1.3)	(3.2)	(5.9)
Balance at end of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)

As of December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.2)	$(0.4)
Balance at end of period collectively evaluated for impairment	$(18.2)	$(2.1)	$(42.3)	$(62.6)
Loans and fees receivable:
Loans and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Loans and fees receivable individually evaluated for impairment	$—	$0.4	$0.2	$0.6
Loans and fees receivable collectively evaluated for impairment	$87.2	$77.4	$228.7	$393.3

For the Year Ended December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.2)	$(1.7)	$(18.6)	$(21.5)
Provision for loan losses	0.7	(2.6)	(51.8)	(53.7)
Charge offs	1.8	3.3	32.6	37.7
Recoveries	(2.7)	(1.1)	(2.0)	(5.8)
Balance at end of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)

As of December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$(0.3)	$(0.6)
Balance at end of period collectively evaluated for impairment	$(1.4)	$(1.8)	$(39.5)	$(42.7)
Loans and fees receivable:
Loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Loans and fees receivable individually evaluated for impairment	$—	$0.7	$0.3	$1.0
Loans and fees receivable collectively evaluated for impairment	$11.0	$76.4	$202.3	$289.7

Delinquent loans and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date.  Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans and fees receivable. For most products other than our Auto Finance receivables, we discontinue charging interest and fees for most of our credit products when loans and fees receivable become contractually 90 or more days past due. We charge off our Credit and Other Investments and Auto Finance segment receivables when they become contractually more than 180 days past due or 120 days past due for the direct-to-consumer personal loan product. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of December 31, 2017 and December 31, 2016 is as follows:

Balance at December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$3.2	$6.4	$9.0	$18.6
60-89 days past due	3.3	2.1	7.1	12.5
90 or more days past due	4.9	1.9	15.7	22.5
Delinquent loans and fees receivable, gross	11.4	10.4	31.8	53.6
Current loans and fees receivable, gross	75.8	67.4	197.1	340.3
Total loans and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.6	$—	$1.6

Balance at December 31, 2016	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$0.2	$7.0	$8.2	$15.4
60-89 days past due	0.2	2.4	6.7	9.3
90 or more days past due	0.4	1.9	11.4	13.7
Delinquent loans and fees receivable, gross	0.8	11.3	26.3	38.4
Current loans and fees receivable, gross	10.2	65.8	176.3	252.3
Total loans and fees receivable, gross	$11.0	$77.1	$202.6	$290.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.5	$—	$1.5

Troubled Debt Restructurings. As part of ongoing collection efforts, once an account in our Credit and Other Investments segment is 90 days or more past due, the account is placed on a non-accrual status. Placement on a non-accrual status results in the elimination of the annual percentage rate (“APR”) charged to an account and a cessation of fee billing. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”).

The following table details by class of receivable, the number and amount of TDRs, including TDRs that have been re-aged, as of December 31, 2017 and December 31, 2016:

	As of December 31,
	2017		2016
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts on non-accrual status	11,432	6,681	7,350	1,449
Number of accounts on non-accrual status above that have been re-aged	915	80	560	9
Amount of receivables on non-accrual status (in thousands)	$17,169	$7,067	$10,346	$4,728
Amount of receivables on non-accrual status above that have been re-aged (in thousands)	$1,570	$86	$865	$10
Carrying value of receivables on non-accrual status (in thousands)	$4,247	$1,173	$2,432	$474
TDRs - Performing (carrying value, in thousands)*	$2,368	$508	$1,279	$279
TDRs - Nonperforming (carrying value, in thousands)*	$1,879	$666	$1,153	$195
*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

Given that the above TDRs have a high reserve rate prior to modification as TDRs, we do not separately reserve or impair these receivables outside of our general reserve process.

The following table details by class of receivable, the number of accounts and carrying value of loans that completed a modification within the prior twelve months and subsequently charged off.

	2017		2016
	Point-of-Sale	Direct-to-Consumer	Point-of-Sale	Direct-to-Consumer
Number of accounts	1,720	870	1,645	381
Loan balance at time of charge off (in thousands)	$2,675	$2,466	$1,681	$1,149

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

We record our property at cost less accumulated depreciation or amortization. We compute depreciation expense using the straight-line method over the estimated useful lives of our assets, which are approximately 5 years for furniture, fixtures and equipment, and 3 years for computers and software. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of their respective underlying leases.

We periodically review our property to determine if it is impaired. We incurred no impairment costs in 2017 and $0.6 million of such impairment costs in 2016.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services as well as amounts owed to us by third parties. Prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) amounts due from a third party in respect of a servicing agreement totaling $30.4 million as of December 31, 2017, (3) ongoing deferred costs associated with service contracts and (4) investments in consumer finance technology platforms carried at the lower of cost or market valuation. In the fourth quarter of 2017, we incurred a $2.1 million write down of the carrying value associated with one of these investments.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts which may be owed in respect of one of our portfolios.

Revenue Recognition

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Premiums and discounts paid or received associated with a loan are generally deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans and fees receivable and revenue when the fees are earned.

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

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customer’s account. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans and fees receivable and revenue when the fees are earned.

In periods where applicable, we accrue periodic billed rental amounts (net of allowances for uncollectible billings) into revenues over the rental period to which the billed amounts relate, and we defer recognition in revenues of any advanced customer rental payments until the rental period in which they are properly recognizable under the terms of the contract.

The components (in thousands) of our fees and related income on earning assets are as follows:

	Year ended December 31,
	2017	2016
Fees on credit products	$10,427	$3,526
Changes in fair value of loans and fees receivable recorded at fair value	3,456	1,587
Changes in fair value of notes payable associated with structured financings recorded at fair value	2,315	3,773
Rental revenue	148	8,235
Other	(2,057)	195
Total fees and related income on earning assets	$14,289	$17,316

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses

(known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently in the process of reviewing accounting interpretations, expected data requirements and necessary changes to our loss estimation methods, processes and systems. This standard is expected to result in an increase to our allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases, changing certain aspects of current lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments. Net future minimum lease payments totaled $12.2 million as of December 31, 2017, as disclosed in Note 8 “ Leases”. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements due to the limited lease activity we are involved in.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. In August 2015, the FASB delayed the effective date by one year and the guidance will now be effective for annual and interim periods beginning January 1, 2018 and early adoption is permitted. Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. We adopted this standard in the first quarter of 2018 using the modified retrospective method of adoption. Our adoption of this standard did not have a material impact on our consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after December 31, 2017, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both December 31, 2017 and December 31, 2016, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the year ended December 31, 2017 and 2016 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Year ended December 31, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$86,395	$28,093	$114,488
Other	219	—	219
Total interest income	86,614	28,093	114,707
Interest expense	(26,702)	(998)	(27,700)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$59,912	$27,095	$87,007
Fees and related income on earning assets	$14,170	$119	$14,289
Servicing income	$3,010	$844	$3,854
Depreciation of rental merchandise	$(27)	$—	$(27)
Equity in income of equity-method investee	$1,158	$—	$1,158
(Loss) income before income taxes	$(54,387)	$7,137	$(47,250)
Income tax benefit (expense)	$9,417	$(3,039)	$6,378
Total assets	$359,563	$66,050	$425,613

Year ended December 31, 2016	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$59,614	$28,775	$88,389
Other	233	—	233
Total interest income	59,847	28,775	88,622
Interest expense	(19,011)	(1,196)	(20,207)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$40,836	$27,579	$68,415
Fees and related income on earning assets	$17,214	$102	$17,316
Servicing income	$3,115	$972	$4,087
Gain on repurchase of convertible senior notes	$1,151	$—	$1,151
Depreciation of rental merchandise	$(5,273)	$—	$(5,273)
Equity in income of equity-method investee	$2,150	$—	$2,150
(Loss) income before income taxes	$(18,915)	$6,559	$(12,356)
Income tax benefit (expense)	$8,390	$(2,375)	$6,015
Total assets	$293,576	$68,971	$362,547

4.	Shareholders’ Equity

During the years ended December 31, 2017 and 2016, we repurchased and contemporaneously retired 158,202 and 311,022 shares of our common stock at an aggregate cost of $389,000 and $949,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at December 31, 2017 and December 31, 2016, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at December 31, 2017 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	December 31, 2017	December 31, 2016
Loans and fees receivable, at fair value	$6,123	$9,650
Total assets	$6,392	$10,291
Total liabilities	$26	$204
Members’ capital	$6,366	$10,087

	Year ended December 31,
	2017	2016
Net interest income, fees and related income on earning assets	$1,742	$3,249
Net income	$1,370	$2,714
Net income attributable to our equity investment in investee	$1,158	$2,150

6.	Fair Values of Assets and Liabilities

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2017 and December 31, 2016 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2017 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$324,945	$293,972
Loans and fees receivable, at fair value	$—	$—	$11,109	$11,109

Assets – As of December 31, 2016 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$248,171	$223,783
Loans and fees receivable, at fair value	$—	$—	$15,648	$15,648

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the year ended December 31, 2017 and 2016:

	Loans and Fees Receivable, at Fair Value
	2017	2016
Balance at January 1,	$15,648	$26,706
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable, at fair value	3,456	1,587
Settlements	(8,049)	(12,335)
Impact of foreign currency translation	54	(310)
Balance at December 31,	$11,109	$15,648

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. Impacts related to foreign currency translation are included as a component of other operating expense on the consolidated statements of operations.

Net Revaluation of Loans and Fees Receivable. We record the net revaluation of loans and fees receivable (including those pledged as collateral) in the fees and related income on earning assets category in our consolidated statements of operations, specifically as changes in fair value of loans and fees receivable recorded at fair value. The net revaluation of loans and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs. Accrued interest income on receivables underlying our asset classes that are carried at fair value in our consolidated financial statements is recorded in Interest income - Consumer loans, including past due fees in our Consolidated Statements of Operations.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2017 and December 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$11,109	Discounted cash flows	Gross yield	15.8% to 27.4% (24.5%)
			Principal payment rate	1.9% to 3.6% (2.6%)
			Expected credit loss rate	9.4% to 10.4% (9.7%)
			Servicing rate	10.2% to 12.3% (10.5%)
			Discount rate	6.0% to 14.2% (12.8%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$15,648	Discounted cash flows	Gross yield	24.2% to 35.8% (26.1%)
			Principal payment rate	2.2% to 3.5% (2.4%)
			Expected credit loss rate	11.8% to 18.0% (12.9%)
			Servicing rate	8.6% to 9.6% (8.8%)
			Discount rate	5.8% to 13.6% (12.5%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2017 and December 31, 2016 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$160,854	$160,854
Amortizing debt facilities	$—	$—	$65,384	$65,384
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$43,588	$—	$61,393
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$9,240	$9,240

Liabilities - As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$83,184	$83,184
Amortizing debt facilities	$—	$—	$57,982	$57,982
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$40,609	$—	$60,791
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$12,276	$12,276

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the year ended December 31, 2017 and 2016.

	Notes Payable Associated with Structured Financings, at Fair Value
	2017	2016
Beginning balance, January 1	$12,276	$20,970
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(2,315)	(3,773)
Repayments on outstanding notes payable, net	(721)	(4,921)
Ending balance, December 31,	$9,240	$12,276

The unrealized gains and losses for liabilities within the Level 3 category presented in the table above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 liabilities.

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the changes in fair value of notes payable associated with structured financings line item within the fees and related income on earning assets category of our consolidated statements of operations. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including:  estimates of net collected yield, principal payment rates and expected principal credit loss rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees. Accrued interest expense on notes payable underlying our notes payable associated with structured financings, at fair value is recorded in Interest expense in our Consolidated Statements of Operations.

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2017 and December 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$9,240	Discounted cash flows	Gross yield	25.9%
			Principal payment rate	2.5%
			Expected credit loss rate	9.4%
			Discount rate	14.2%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$12,276	Discounted cash flows	Gross yield	24.6%
			Principal payment rate	2.2%
			Expected credit loss rate	11.8%
			Discount rate	13.6%

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2017 and December 31, 2016 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2017	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$4,416	$11,349
Aggregate fair value of loans and fees receivable that are reported at fair value	$1,869	$9,240
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$17
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$107	$369

As of December 31, 2016	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$6,251	$16,614
Aggregate fair value of loans and fees receivable that are reported at fair value	$3,484	$12,164
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$6	$22
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$204	$562

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2017	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2016
Aggregate unpaid principal balance of notes payable	$101,314	$102,035
Aggregate fair value of notes payable	$9,240	$12,276

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2017	2016
Software	$5,542	$5,194
Furniture and fixtures	6,252	6,191
Data processing and telephone equipment	11,196	11,008
Leasehold improvements	10,651	10,638
Total cost	33,641	33,031
Less accumulated depreciation	(30,412)	(29,202)
Property, net	$3,229	$3,829

Depreciation expense totaled $1.0 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively.

8.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense for continuing operations associated with these operating leases was $1.7 million in 2017 and $1.5 million in 2016. During the fourth quarter of 2006, we entered into a 15-year lease in Atlanta, Georgia for 335,372 square feet (net of space which was surrendered to the landlord through our exercise of a termination option), 255,110 square feet of which we have subleased, and the remainder of which houses our corporate offices.  In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2017, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2018	$9,865	$(6,741)	$3,124
2019	9,783	(6,930)	2,853
2020	9,808	(7,126)	2,682
2021	9,832	(7,327)	2,505
2022	4,157	(3,117)	1,040
Thereafter	—	—	—
Total	$43,445	$(31,241)	$12,204

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2017, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2017 and December 31, 2016, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2017 and December 31, 2016, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2017 and December 31, 2016.

	Carrying Amounts at Fair Value as of
	December 31, 2017	December 31, 2016
Amortizing securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of December 31, 2017 ($102.0 million as of December 31, 2016) bearing interest at a weighted average 6.7% interest rate at December 31, 2017 (6.1% at December 31, 2016), which is secured by credit card receivables and restricted cash aggregating $9.2 million as of December 31, 2017 ($12.3 million as of December 31, 2016) in carrying amount	$9.2	$12.3

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $9.2 million in fair value of the structured financing note in the above table is $9.2 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at December 31, 2017.

Beyond our role as servicer of the underlying assets within the credit cards receivables structured financing, we have provided no other financial or other support to the structure, and we have no explicit or implicit arrangements that could require us to provide financial support to the structure.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of December 31, 2017 and December 31, 2016 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2017	December 31, 2016
Revolving credit facilities at a weighted average interest rate equal to 7.8% at December 31, 2017 (4.8% at December 31, 2016) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $216.0 million as of December 31, 2017 ($127.9 million at December 31, 2016)

Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2019) (1)	24.8	29.2
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2019) (2) (3)	49.4	34.7
Revolving credit facility, not to exceed $12.0 million (expiring December 21, 2019) (2) (3)	3.8	—
Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (2) (3)	19.8	19.5
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (2) (4)	65.0	—
Amortizing facilities at a weighted average interest rate equal to 6.0% at December 31, 2017 (5.4% at December 31, 2016) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $77.9 million as of December 31, 2017 ($69.9 million as of December 31, 2016)

Amortizing debt facility (repaid in June 2017) (2) (3) (5)	—	20.4
Amortizing debt facility (repaid in September 2017) (2) (3)	—	9.7
Amortizing debt facility (expiring March 31, 2018) (2) (3) (5)	3.7	14.6
Amortizing debt facility (expiring June 30, 2018) (2) (3) (5)	18.3	—
Amortizing debt facility (expiring December 12, 2018) (2) (3)	6.0	6.0
Amortizing debt facility (expiring September 14, 2018) (2) (3)	7.5	7.5
Amortizing debt facility (expiring November 30, 2018) (2) (3) (5)	20.5	—
Amortizing debt facility (expiring April 22, 2019) (2) (3) (5)	10.0	—
Other facilities
Senior secured term loan from related parties (expiring November 21, 2018) that is secured by certain assets of the Company with an annual interest rate equal to 9.0% (4)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	268.8	181.6
Unamortized debt issuance costs and discounts	2.6	0.4
Total notes payable outstanding, net	$266.2	$181.2

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

(3)	These notes reflect modifications to either extend the maturity date, increase the loaned amount or both.

(4)	See below for additional information.

(5)	Loans are comprised of four tranches with the same lenders. Terms and conditions are substantially identical with the exception of maturity date as indicated in the table above.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of December 31, 2017. In November 2017, the agreement was amended to extend the maturity date of the term loan to November 21, 2018. All other terms remain unchanged.

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 21, 2018 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty.

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $65.0 million was outstanding as of December 31, 2017) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes range from 8.0% to 14.0%.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	December 31, 2017	December 31, 2016
Face amount of 5.875% convertible senior notes	$88,280	$88,280
Discount	(26,887)	(27,489)
Net carrying value	$61,393	$60,791
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $88.3 million of outstanding 5.875% convertible senior notes as of December 31, 2017 (as referenced in the table above) are convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation. We are required to pay contingent interest on the notes during a 6-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes.  In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the offering of the 5.875% convertible senior notes, we entered into a 30-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock in exchange for a fee of $0.001 per loaned share upon consummation of the agreement. We exclude the loaned shares from earnings per share computations. The obligations of Bear Stearns were assumed by JP Morgan in 2008.  JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the 30-year term of the share lending agreement or earlier upon the occurrence of specified events.  Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations.   If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash.  Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($3.5 million based on the 1,459,233 shares remaining outstanding under the share lending arrangement as of December 31, 2017).  JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

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

Accounting for Convertible Senior Notes

Under applicable accounting literature, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and additional paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to additional paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., additional paid-in capital).  We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability.  Amortization for the years ended December 31, 2017 and 2016 totaled $0.5 million and $0.5 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $5.2 million and $5.3 million for the years ended December 31, 2017 and 2016, respectively.  We will amortize the discount remaining at December 31, 2017 into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the 5.875% convertible senior notes was 9.2% for all periods presented.

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $375.1 million at December 31, 2017. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2017, CAR had unfunded outstanding floor-plan financing commitments totaling $8.4 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $10.8 million remains pledged as of December 31, 2017 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2017, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, “Leases” .

Litigation

On April 4, 2007, we purchased a portfolio of credit card accounts from Barclays Bank PLC (“Barclays”) pursuant to a Sale and Purchase Agreement (the “SPA”). A portion of the accounts had an optional feature known as a “payment break plan” (“PBP”) that, in broad terms, enabled a customer to freeze his/her account for a period of time in certain circumstances, during which period, in general, the customer was not required to make minimum payments. Consistent with U.K. practice and Barclays’ own procedures and instructions to us, we established a claims process and provided remediation. Since 2011, we have claimed substantial sums from Barclays on the basis that (i) such sums have been paid, or otherwise credited, by us to customers in respect of PBP mis-selling complaints, and (ii) Barclays is liable to reimburse us pursuant to a contractual indemnity provision contained in the SPA. Until recently, Barclays paid invoices issued by us for reimbursement of amounts paid, or otherwise credited, to customers for alleged PBP mis-selling.

In late 2016 we also concluded that Barclays, in connection with the SPA, fraudulently misrepresented the portfolio, resulting in our overpayment for the portfolio and incurrence of substantial losses that we otherwise would not have incurred.

On May 4, 2017, we sued Barclays in the High Court of Justice Business and Property Courts of England and Wales, Claim No. FL-2017-000003. The claims relate to Barclays’ obligation to reimburse us for remediation of the PBP claims discussed above and other damages incurred as a result of the SPA and Barclays’ actions and inactions. We are seeking monetary damages for these claims.

In conjunction with the lawsuit, Barclays asserted a counterclaim alleging that past reimbursement claims paid to us were not in accordance with its policies. We have been processing claims from consumers since 2010 and historically payments on these claims and associated processing costs were reimbursed by Barclays based upon our invoices to Barclays. We believe the counterclaim is part of Barclays’ litigation strategy and is without merit. We have made no accruals for potential liability in this matter.

We intend to pursue our suit against Barclays and to recover the amounts due to us.

     We are involved in various other legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

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

The current and deferred portions (in thousands) of federal, foreign and state income tax benefit or expense are as follows:

	For the Year Ended December 31,
	2017	2016
Federal income tax benefit:
Current tax (expense) benefit	$(113)	$59
Deferred tax benefit	6,187	5,884
Total federal income tax benefit	$6,074	$5,943
Foreign income tax expense:
Current tax expense	$(94)	$(41)
Deferred tax benefit	8	3
Total foreign income tax expense	$(86)	$(38)
State and other income tax benefit:
Current tax benefit (expense)	$16	$(116)
Deferred tax benefit	374	226
Total state and other income tax benefit	$390	$110
Total income tax benefit	$6,378	$6,015

We experienced effective income tax benefit rates of 13.5% and 48.7% for the years ended December 31, 2017, and 2016, respectively.  Our effective income tax benefit rate for the year ended December 31, 2017 is below the statutory rate principally due to (1) interest and penalties that we accrued on unpaid federal tax liabilities and (2) our establishment of valuation allowances against our net federal deferred tax assets associated with our net loss incurred in this year. Our effective income tax benefit rate for the year ended December 31, 2016 is above the statutory rate principally due to income of our U.K. subsidiary (1) that is not subject to tax in the U.S., and (2) the U.K. tax on which was fully offset by a release of U.K. valuation allowances.

We net against our income tax benefit line item on our consolidated statements of operations interest and penalties associated with our tax liabilities (including our accrued liabilities for uncertain tax positions and our unpaid tax liabilities). We likewise report the reversal of such interest and penalties within the income tax benefit line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the years ended December 31, 2017 and 2016, $0.5 million and $0.4 million, respectively, of net income tax-related interest and penalties are netted against those years’ income tax benefit line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at December 31, 2017; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.1 million at December 31, 2017. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case) associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. During the fourth quarter of 2017, we attended an IRS Appeals conference related to the subject matter underlying our amended return claims and submitted supplemental information to address matters on which the IRS Appeals Officer needed additional support.

The following table reconciles our effective income tax benefit rates for 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
Statutory benefit rate	35.0%	35.0%
Increase (decrease) in statutory tax benefit rate resulting from:
Changes in valuation allowances	(12.7)	6.2
Interest and penalties related to uncertain tax positions	(0.9)	(0.1)
Foreign income taxes	0.6	7.5
Permanent and other prior year true ups	(0.4)	(0.5)
Impact of change in federal tax rate	(8.7)	—
State and other income taxes, net	0.6	0.6
Effective benefit rate	13.5%	48.7%

As of December 31, 2017 and December 31, 2016, the respective significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2017	2016
Deferred tax assets:
Software development costs/fixed assets	$83	$—
Goodwill and intangible assets	1,801	3,798
Provision for loan loss	16,320	18,353
Equity-based compensation	604	670
Accrued expenses	113	1,678
Accruals for state taxes and interest associated with unrecognized tax benefits	78	286
Federal net operating loss carry-forward	49,098	70,778
Alternative minimum tax credit carry-forward	2,005	2,145
Foreign net operating loss carry-forward	362	374
State tax benefits	44,643	35,409
Deferred tax assets, gross	$115,107	$133,491
Valuation allowances	(48,242)	(33,924)
Deferred tax assets net of valuation allowance	$66,865	$99,567
Deferred tax liabilities:
Prepaid expenses and other	$(194)	$(184)
Software development costs/fixed assets	—	(157)
Equity in income of equity-method investee	(1,054)	(1,455)
Other	(511)	(58)
Credit card fair value election differences	(32,464)	(42,939)
Deferred costs	(466)	(696)
Convertible senior notes	(20,098)	(28,921)
Cancellation of indebtedness income	(9,841)	(29,491)
Deferred tax liabilities, gross	$(64,628)	$(103,901)
Deferred tax assets (liabilities), net	$2,237	$(4,334)

We undertook a detailed review of our deferred taxes and determined that a valuation allowance was required for certain deferred tax assets in the U.S. and various foreign jurisdictions (including U.S. territories). We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Because this evaluation requires consideration of future events, significant judgment is required in making the evaluation, and our conclusion could be materially different should certain of our expectations not be met. Our valuation allowance was $48.2 million and $33.9 million at December 31, 2017, and December 31, 2016, respectively. The significant components of the change in our valuation allowance include an $11.8 million increase due to losses incurred in our 2017 operations for which future benefits are not expected to be utilized, an $8.3 million increase against state tax deferred assets we believe will expire unused, offset by a $5.8 million decrease resulting from the corporate tax rate change enacted on December 22, 2017, in the Tax Cuts and Jobs Act of 2017. We note that we have not established a valuation allowance against approximately $2.0 million of federal minimum tax credits which are now fully refundable in the future without regard to our future results of operations.

Certain of our deferred tax assets relate to federal, foreign and state net operating losses, capital losses, and credits as noted in the above table, and we have no other net operating losses, capital losses, or credit carry-forwards other than those noted herein. We have recorded a deferred tax asset of $49.1 million reflecting the tax benefit of federal net operating loss and capital loss carryforwards, which expire in varying amounts between 2029 and 2033.

Beyond allowing for the refundability of federal minimum tax credits, the Tax Cuts and Jobs Act of 2017 made other significant changes to the Internal Revenue Code.  Because of the significance of these changes, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Accordingly, we have recorded provisional amounts in our consolidated financial statements. Although we do not anticipate remeasurements of our recorded amounts, such remeasurements could occur given the passage of these significant tax law changes so late in the 2017 year, coupled with ongoing guidance and accounting interpretations that are expected over the next 12 months. We expect to complete our analysis within the measurement period in accordance with SAB 118.

One significant provision within the new tax legislation is the decrease in the U.S. corporate income tax rate from 35% to 21%, which resulted in the re-measurement of our net deferred tax asset balance and related valuation allowance to reflect the future tax benefit at the newly enacted rate.  Our net U.S. deferred tax asset was reduced by $4.3 million, as was our valuation allowance against this asset.  Because of these offsetting remeasurements, the change in the U.S. corporate income tax rate had no effect on our 2017 effective tax rate. The Tax Cuts and Jobs Act of 2017 also requires the payment of a transition tax on the mandatory deemed repatriation of cumulative, unremitted foreign earnings. Based upon all available evidence and our analysis, we have no transition tax liability because we have a net earnings and profits deficit in our controlled foreign corporations; accordingly, this particular provision did not affect our 2017 effective tax rate.

Although the Tax Cuts and Jobs Act of 2017 provides for a modified territorial tax system beginning in 2018, it includes two new U.S. tax base anti-erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions would require us to include foreign subsidiary earnings that exceed an allowable return on the foreign subsidiary’s tangible assets in our U.S. income tax return. We do not expect that the GILTI inclusions will result in any significant U.S. tax for us, and, if applicable, we intend to account for the GILTI tax in the period in which it is incurred. Therefore, we have not included any deferred tax impacts of GILTI in our 2017 consolidated financial statements. The BEAT provisions eliminate the deduction of certain base-eroding payments made to related foreign corporations and impose a minimum tax if it is greater than the regular tax. Based upon all available evidence and our analysis, we do not expect that the BEAT provisions will apply to us.

We conduct business globally, and as a result, our subsidiaries file federal, state and/or foreign income tax returns. In the normal course of our business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. states and territories. With a few exceptions of a non-material nature, and with the exception of our 2008 tax-settlement-related claims discussed previously, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2013.

Reconciliations (in thousands) of our unrecognized tax benefits from the beginning to the end of 2017 and 2016, respectively, are as follows:

	2017	2016
Balance at January 1,	$(818)	$(1,798)
Reductions based on tax positions related to prior years	583	1,167
Additions based on tax positions related to the current year	(87)	(82)
Interest and penalties accrued	(51)	(105)
Balance at December 31,	$(373)	$(818)

Further, our unrecognized tax benefits that, if recognized, would affect the effective tax rate are not material at only $0.4 million and $0.8 million at December 31, 2017, and 2016, respectively.

13.	Net Loss Attributable to Controlling Interests Per Common Share

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

The following table sets forth the computations of net loss per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016
Numerator:
Net loss attributable to controlling interests	$(40,781)	$(6,335)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,925	13,867
Effect of dilutive stock compensation arrangements (2)	15	70
Diluted (including unvested share-based payment awards) (1)	13,940	13,937
Net loss attributable to controlling interests per common share—basic	$(2.93)	$(0.46)
Net loss attributable to controlling interests per common share—diluted	$(2.93)	$(0.46)

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts were 281,282 for the year ended December 31, 2017, compared to 300,478 for the year ended December 31, 2016.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the years ended December 31, 2017 and 2016, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

14.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of December 31, 2017, 9,092 shares remained available for issuance under the ESPP and 1,082,668 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $0 in income tax-related charges to additional paid-in capital during the year ended December 31, 2017, with $(82,000) in such charges for the year ended December 31, 2016.

Restricted Stock and Restricted Stock Unit Awards

During the year ended December 31, 2017 and 2016, we granted 102,000 and 321,068 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.3 million and $1.0 million, respectively. We incurred expenses of $0.6 million and $0.6 million during the year ended December 31, 2017 and 2016, respectively, related to restricted stock and restricted stock unit awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2017, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.1 million with a weighted-average remaining amortization period of 0.4 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to, or greater than the market price on the date the option is granted. The option period may not exceed 5 years from the date of grant.   The vesting requirements for options could range from 0 to 5 years. We had expense of $0.9 million and $0.8 million related to stock option-related compensation costs during the years ended December 31, 2017 and 2016, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	December 31, 2017
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,411,667	$3.09
Issued	1,215,000	$2.98
Exercised	—	$—
Cancelled/Forfeited	(7,333)	$3.04
Outstanding at December 31, 2017	2,619,334	$3.04	3.3	$17,312
Exercisable at December 31, 2017	794,871	$2.92	2.1	$17,312

We had $0.9 million and $0.7 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2017 and 2016, respectively.

15.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed 3 months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3% of their salaries under our Group Personal Pension Plan and to U.S. employees who participate in our 401(k) plan. We made matching contributions under our U.S. and U.K. plans of $272,005 and $307,361 in 2017 and 2016, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $35,593 to purchase 16,954 shares of common stock in 2017 and $28,541 to purchase 11,053 shares of common stock in 2016 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $22,590 and $16,930 in 2017 and 2016, respectively.

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

In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $26,629 and $26,103 for 2017 and 2016, respectively. The aggregate amount of payments required under the sublease from January 1, 2018 to the expiration of the sublease in May 2022 is $124,087.

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the years ended December 31, 2017 and 2016, we received $263,453 and $260,586, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of December 31, 2017. In November 2017, the agreement was amended to extend the maturity date of the term loan to November 21, 2018. All other terms remain unchanged.

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 21, 2018 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty.

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