Form 10-Q
period 2018-03-31
Atlanticus Holdings Corp
filed 2018-05-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2018

of
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

As of May 9, 2018, 15,349,923 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2018	December 31, 2017
Assets
Unrestricted cash and cash equivalents	$35,414	$41,484
Restricted cash and cash equivalents	31,240	29,174
Loans and fees receivable:
Loans and fees receivable, at fair value	9,413	11,109
Loans and fees receivable, gross	400,727	393,898
Allowances for uncollectible loans and fees receivable	(58,323)	(62,970)
Deferred revenue	(36,097)	(36,956)
Net loans and fees receivable	315,720	305,081
Property at cost, net of depreciation	3,021	3,229
Investment in equity-method investee	3,561	4,244
Deposits	272	252
Prepaid expenses and other assets	43,684	42,149
Total assets	$432,912	$425,613
Liabilities
Accounts payable and accrued expenses	$114,709	$115,737
Notes payable, at face value, net	242,130	226,238
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value	7,909	9,240
Convertible senior notes	61,650	61,393
Income tax liability	9,465	9,132
Total liabilities	475,863	461,740
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,353,878 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at March 31, 2018; and 15,291,884 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2017	—	—
Additional paid-in capital	213,025	212,785
Accumulated other comprehensive loss	(4,523)	(2,178)
Retained deficit	(251,310)	(246,640)
Total shareholders’ equity	(42,808)	(36,033)
Noncontrolling interests	(143)	(94)
Total equity	(42,951)	(36,127)
Total liabilities and equity	$432,912	$425,613

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Interest income:
Consumer loans, including past due fees	$35,681	$25,859
Other	45	101
Total interest income	35,726	25,960
Interest expense	(8,153)	(5,817)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	27,573	20,143
Fees and related income on earning assets	6,214	2,801
(Losses upon) net recovery of charge off of loans and fees receivable recorded at fair value	(1,791)	7,851
Provision for losses on loans and fees receivable recorded at net realizable value	(15,991)	(10,653)
Net interest income, fees and related income on earning assets	16,005	20,142
Other operating income:
Servicing income	632	1,089
Other income	516	109
Equity in income of equity-method investee	9	334
Total other operating income	1,157	1,532
Other operating expense:
Salaries and benefits	6,298	5,780
Card and loan servicing	9,164	7,137
Marketing and solicitation	2,346	2,201
Depreciation	229	310
Other	3,700	4,901
Total other operating expense	21,737	20,329
(Loss) income before income taxes	(4,575)	1,345
Income tax expense	(144)	(618)
Net (loss) income	(4,719)	727
Net loss attributable to noncontrolling interests	49	1
Net (loss) income attributable to controlling interests	$(4,670)	$728
Net (loss) income attributable to controlling interests per common share—basic	$(0.34)	$0.05
Net (loss) income attributable to controlling interests per common share—diluted	$(0.34)	$0.05

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net (loss) income	$(4,719)	$727
Other comprehensive loss:
Foreign currency translation adjustment	(2,345)	—
Reclassifications of foreign currency translation adjustment to Other operating expense on the consolidated statements of operations	—	—
Income tax benefit related to other comprehensive loss	—	—
Comprehensive (loss) income	(7,064)	727
Comprehensive loss attributable to noncontrolling interests	49	1
Comprehensive (loss) income attributable to controlling interests	$(7,015)	$728

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
For the Three Months Ended March 31, 2018 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	15,291,884	$—	$212,785	$(2,178)	$(246,640)	$(94)	$(36,127)
Compensatory stock issuances, net of forfeitures	69,000	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	254	—	—	—	254
Redemption and retirement of shares	(7,006)	—	(14)	—	—	—	(14)
Other comprehensive loss	—	—	—	(2,345)	(4,670)	(49)	(7,064)
Balance at March 31, 2018	15,353,878	$—	$213,025	$(4,523)	$(251,310)	$(143)	$(42,951)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Operating activities
Net (loss) income	$(4,719)	$727
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion, net	229	310
Losses upon charge off of loans and fees receivable recorded at fair value	1,791	1,093
Provision for losses on loans and fees receivable	15,991	10,653
Interest expense from accretion of discount on notes	216	178
Income from accretion of discount associated with receivables purchases	(18,020)	(12,263)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(1,313)	(1,269)
Amortization of deferred loan costs	390	126
Income from equity-method investments	(9)	(334)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(802)	(983)
Increase in income tax liability	333	438
(Increase) decrease in deposits	(20)	200
(Decrease) increase in accounts payable and accrued expenses	(4,323)	3,530
Other	19	(9)
Net cash (used in) provided by operating activities	(10,237)	2,397
Investing activities
Proceeds from equity-method investee	692	1,066
Investments in earning assets	(125,768)	(99,045)
Proceeds from earning assets	116,164	93,961
Purchases and development of property, net of disposals	(21)	(22)
Net cash used in investing activities	(8,933)	(4,040)
Financing activities
Purchase and retirement of outstanding stock	(14)	(18)
Proceeds from borrowings	89,538	64,761
Repayment of borrowings	(73,996)	(61,248)
Net cash provided by financing activities	15,528	3,495
Effect of exchange rate changes on cash	(362)	50
Net (decrease) increase in unrestricted cash	(4,004)	1,902
Cash and cash equivalents at beginning of period	70,658	92,641
Cash and cash equivalents at end of period	$66,654	$94,543
Supplemental cash flow information
Cash paid for interest	$8,718	$6,698
Net cash income tax (refunds) payments	$(189)	$180
Supplemental non-cash information
Issuance of stock options and restricted stock	$169	$1,005
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018 and 2017

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

As of March 31, 2018 and December 31, 2017, the weighted average remaining accretion period for the $36.1 million and $37.0 million of deferred revenue reflected in the consolidated balance sheets was 12 months and 11 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)
Provision for loan losses	(9.0)	—	(7.0)	(16.0)
Charge offs	6.5	0.7	15.1	22.3
Recoveries	(0.1)	(0.3)	(1.2)	(1.6)
Balance at end of period	$(20.8)	$(1.9)	$(35.6)	$(58.3)

As of March 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$—	$(0.2)	$(0.2)
Balance at end of period collectively evaluated for impairment	$(20.8)	$(1.9)	$(35.4)	$(58.1)
Loans and fees receivable:
Loans and fees receivable, gross	$97.8	$78.4	$224.5	$400.7
Loans and fees receivable individually evaluated for impairment	$—	$0.1	$0.2	$0.3
Loans and fees receivable collectively evaluated for impairment	$97.8	$78.3	$224.3	$400.4

For the Three Months Ended March 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)
Provision for loan losses	(0.4)	(0.4)	(9.9)	(10.7)
Charge offs	0.4	0.8	14.6	15.8
Recoveries	(0.4)	(0.3)	(0.6)	(1.3)
Balance at end of period	$(1.8)	$(2.0)	$(35.7)	$(39.5)

As of December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.2)	$(0.4)
Balance at end of period collectively evaluated for impairment	$(18.2)	$(2.1)	$(42.3)	$(62.6)
Loans and fees receivable:
Loans and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Loans and fees receivable individually evaluated for impairment	$—	$0.4	$0.2	$0.6
Loans and fees receivable collectively evaluated for impairment	$87.2	$77.4	$228.7	$393.3

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of March 31, 2018 and December 31, 2017 is as follows:

Balance at March 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$2.8	$4.3	$7.1	$14.2
60-89 days past due	2.7	1.4	5.9	10.0
90 or more days past due	6.9	1.3	14.7	22.9
Delinquent loans and fees receivable, gross	12.4	7.0	27.7	47.1
Current loans and fees receivable, gross	85.4	71.4	196.8	353.6
Total loans and fees receivable, gross	$97.8	$78.4	$224.5	$400.7
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.1	$—	$1.1

Balance at December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$3.2	$6.4	$9.0	$18.6
60-89 days past due	3.3	2.1	7.1	12.5
90 or more days past due	4.9	1.9	15.7	22.5
Delinquent loans and fees receivable, gross	11.4	10.4	31.8	53.6
Current loans and fees receivable, gross	75.8	67.4	197.1	340.3
Total loans and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.6	$—	$1.6

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

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018		December 31, 2017
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts on non-accrual status	11,711	8,650	11,432	6,681
Number of accounts on non-accrual status above that have been re-aged	1,135	157	915	80
Amount of receivables on non-accrual status (in thousands)	$17,388	$8,778	$17,169	$7,067
Amount of receivables on non-accrual status above that have been re-aged (in thousands)	$2,048	$171	$1,570	$86
Carrying value of receivables on non-accrual status (in thousands)	$5,431	$1,365	$4,247	$1,173
TDRs - Performing (carrying value, in thousands)*	$3,563	$856	$2,368	$508
TDRs - Nonperforming (carrying value, in thousands)*	$1,868	$509	$1,879	$665
*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

Given that the above TDRs have a high reserve rate prior to modification as TDRs, we do not separately reserve or impair these receivables outside of our general reserve process.

The following table details by class of receivable, the number of accounts and carrying value of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently charged off.

	Twelve Months Ended
	March 31, 2018		March 31, 2017
	Point-of-Sale	Direct-to-Consumer	Point-of-Sale	Direct-to-Consumer
Number of accounts	1,881	868	1,617	654
Loan balance at time of charge off (in thousands)	$2,885	$1,845	$1,860	$1,906

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services as well as amounts owed to us by third parties. Prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) amounts due from a third party in respect of a servicing agreement totaling $31.6 million as of March 31, 2018, (3) ongoing deferred costs associated with service contracts and (4) investments in consumer finance technology platforms carried at the lower of cost or market valuation.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts which may be owed in respect of one of our portfolios.

Income Taxes

We experienced a negative effective income tax expense rate of 3.1% for the three months ended March 31, 2018, compared to an effective income tax expense rate of 45.9% for the three months ended March 31, 2017. Our negative effective income tax expense rate for the three months ended March 31, 2018, is below the statutory rate principally due to (1) interest we accrued during such period on unpaid federal tax liabilities and uncertain tax positions, (2) additions during such period to valuation allowances against our net federal deferred tax assets associated with our net loss incurred during such period, and (3) foreign tax expense incurred during such period. Our effective income tax expense rate for the three months ended March 31,

2017 was above the statutory rate applicable during such period principally due to interest we accrued during such period on unpaid federal tax liabilities.

As implied above, we report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During both the three months ended March 31, 2018, and 2017, we included $0.2 million of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at March 31, 2018; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.3 million at March 31, 2018. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case), associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences we held with IRS Appeals, we received a settlement offer from IRS Appeals in April 2018 that would reduce our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. We currently are evaluating the settlement offer, and should we accept the offer, (1) our $3.7 million reduction in the unpaid income tax assessment and liability accrued therefor would be reversed into income (along with a commensurate portion of the $4.3 million we have accrued for interest and penalties associated with the $3.7 million settled accrual), and (2) we would expect to pay the remaining accrued income tax, interest and penalties liability to the IRS after the settlement is finalized.

Revenue Recognition and Revenue from Contracts with Customers

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended March 31,
	2018	2017
Fees on credit products	$4,905	$1,096
Changes in fair value of loans and fees receivable recorded at fair value	(18)	563
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,331	706
Rental revenue	—	148
Other	(4)	288
Total fees and related income on earning assets	$6,214	$2,801

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

Revenue from Contracts with Customers

In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” under the modified retrospective transition method. We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our Credit and Other Investments segment and other customer-related fees in both our Credit and Other Investments segment and our Auto Finance segment. Revenue from these contracts with customers is included as a component of Other income on our Consolidated Statements of Operations. Components (in thousands) of our revenue from contracts with customers is as follows:

Three months ended March 31, 2018	Credit and Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$444	$—	$444
Service charges and other customer related fees	25	47	72
Total Other income	469	47	516
(1) Interchange revenue is presented net of customer reward expense

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently in the process of reviewing accounting interpretations, expected data requirements and necessary changes to our loss estimation methods, processes and systems. This standard is expected to result in an increase to our allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases, changing certain aspects of current lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments. Net future minimum lease payments totaled $12.2 million as of December 31, 2017. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements due to the limited lease activity we are involved in.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. In August 2015, the FASB delayed the effective date by one year and the guidance was effective for annual and interim periods beginning January 1, 2018. Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. We adopted this standard as of January 1, 2018 using the modified retrospective method of adoption. Our adoption of this standard did not have a material impact on our consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after March 31, 2018, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both March 31, 2018 and December 31, 2017, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the three months ended March 31, 2018 and 2017 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended March 31, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$28,562	$7,119	$35,681
Other	45	—	45
Total interest income	28,607	7,119	35,726
Interest expense	(7,892)	(261)	(8,153)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$20,715	$6,858	$27,573
Fees and related income on earning assets	$6,197	$17	$6,214
Servicing income	$402	$230	$632
Equity in income of equity-method investee	$9	$—	$9
(Loss) income before income taxes	$(6,914)	$2,339	$(4,575)
Income tax benefit (expense)	$399	$(543)	$(144)
Total assets	$365,882	$67,030	$432,912

Three months ended March 31, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$18,830	$7,029	$25,859
Other	101	—	101
Total interest income	18,931	7,029	25,960
Interest expense	(5,594)	(223)	(5,817)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$13,337	$6,806	$20,143
Fees and related income on earning assets	$2,779	$22	$2,801
Servicing income	$857	$232	$1,089
Depreciation of rental merchandise	$(27)	$—	$(27)
Equity in income of equity-method investee	$334	$—	$334
(Loss) income before income taxes	$(387)	$1,732	$1,345
Income tax expense	$(33)	$(585)	$(618)
Total assets	$306,721	$64,402	$371,123

4.	Shareholders’ Equity

During the three months ended March 31, 2018 and 2017, we repurchased and contemporaneously retired 7,006 and 6,702 shares of our common stock at an aggregate cost of $14,000 and $18,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at March 31, 2018 and December 31, 2017, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at March 31, 2018 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	March 31, 2018	December 31, 2017
Loans and fees receivable, at fair value	$5,088	$6,123
Total assets	$5,366	$6,392
Total liabilities	$24	$26
Members’ capital	$5,342	$6,366

	Three months ended March 31,
	2018	2017
Net interest income, fees and related income on earning assets	$14	$504
Net (loss) income	$(61)	$397
Net income attributable to our equity investment in investee	$9	$334

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2018 and December 31, 2017 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2018 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$328,404	$306,307
Loans and fees receivable, at fair value	$—	$—	$9,413	$9,413

Assets – As of December 31, 2017 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$324,945	$293,972
Loans and fees receivable, at fair value	$—	$—	$11,109	$11,109

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2018 and 2017:

	Loans and Fees Receivable, at Fair Value
	2018	2017
Balance at January 1,	$11,109	$15,648
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable, at fair value	(18)	563
Settlements	(1,691)	(2,626)
Impact of foreign currency translation	13	6
Balance at March 31,	$9,413	$13,591

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2018 and December 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$9,413	Discounted cash flows	Gross yield	16.3% to 27.9% (25.8%)
			Principal payment rate	1.2% to 3.1% (2.4%)
			Expected credit loss rate	9.0% to 13.4% (12.3%)
			Servicing rate	12.0% to 14.8% (12.3%)
			Discount rate	6.0% to 14.4% (12.9%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$11,109	Discounted cash flows	Gross yield	15.8% to 27.4% (24.5%)
			Principal payment rate	1.9% to 3.6% (2.6%)
			Expected credit loss rate	9.4% to 10.4% (9.7%)
			Servicing rate	10.2% to 12.3% (10.5%)
			Discount rate	6.0% to 14.2% (12.8%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2018 and December 31, 2017 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$183,388	$183,388
Amortizing debt facilities	$—	$—	$58,742	$58,742
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$43,588	$—	$61,650
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$7,909	$7,909

Liabilities - As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$160,854	$160,854
Amortizing debt facilities	$—	$—	$65,384	$65,384
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$43,588	$—	$61,393
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$9,240	$9,240

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2018 and 2017.

	Notes Payable Associated with Structured Financings, at Fair Value
	2018	2017
Beginning balance, January 1,	$9,240	$12,276
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,331)	(706)
Repayments on outstanding notes payable, net	—	(439)
Ending balance, March 31,	$7,909	$11,131

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2018 and December 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$7,909	Discounted cash flows	Gross yield	27.9%
			Principal payment rate	2.6%
			Expected credit loss rate	13.4%
			Discount rate	14.4%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$9,240	Discounted cash flows	Gross yield	25.9%
			Principal payment rate	2.5%
			Expected credit loss rate	9.4%
			Discount rate	14.2%

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2018 and December 31, 2017 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2018	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$4,088	$10,222
Aggregate fair value of loans and fees receivable that are reported at fair value	$1,504	$7,909
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$2	$12
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$85	$303

As of December 31, 2017	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$4,416	$11,349
Aggregate fair value of loans and fees receivable that are reported at fair value	$1,869	$9,240
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$17
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$107	$369

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2018	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2017
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$7,909	$9,240

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2018 and December 31, 2017, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2018 and December 31, 2017, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2018 and December 31, 2017.

	Carrying Amounts at Fair Value as of
	March 31, 2018	December 31, 2017
Amortizing securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of March 31, 2018 ($101.3 million as of December 31, 2017) bearing interest at a weighted average 7.0% interest rate at March 31, 2018 (6.7% at December 31, 2017), which is secured by credit card receivables and restricted cash aggregating $7.9 million as of March 31, 2018 ($9.2 million as of December 31, 2017) in carrying amount	$7.9	$9.2

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $7.9 million in fair value of the structured financing facility included in the above table is $7.9 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at March 31, 2018.

Beyond our role as servicer of the underlying assets within the credit cards receivables structured financing, we have provided no other financial or other support to the structure, and we have no explicit or implicit arrangements that could require us to provide financial support to the structure.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of March 31, 2018 and December 31, 2017 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2018	December 31, 2017
Revolving credit facilities at a weighted average interest rate equal to 8.3% at March 31, 2018 (7.8% at December 31, 2017) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $243.0 million as of March 31, 2018 ($216.0 million at December 31, 2017)

Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2019) (1)	24.6	24.8
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2019) (2) (3)	49.2	49.4
Revolving credit facility, not to exceed $12.0 million (expiring December 21, 2019) (2) (3)	11.8	3.8
Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (2) (3)	19.7	19.8
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (2) (4)	80.0	65.0
Amortizing facilities at a weighted average interest rate equal to 6.3% at March 31, 2018 (6.0% at December 31, 2017) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $73.1 million as of March 31, 2018 ($77.9 million as of December 31, 2017)

Amortizing debt facility (repaid March 31, 2018) (2) (3) (5)	—	3.7
Amortizing debt facility (expiring June 30, 2018) (2) (3) (5)	9.2	18.3
Amortizing debt facility (expiring December 12, 2018) (2) (3)	4.0	6.0
Amortizing debt facility (expiring September 14, 2018) (2) (3)	5.0	7.5
Amortizing debt facility (expiring November 30, 2018) (2) (3) (5)	14.9	20.5
Amortizing debt facility (expiring April 22, 2019) (2) (3) (5)	26.1	10.0
Other facilities
Senior secured term loan from related parties (expiring November 21, 2018) that is secured by certain assets of the Company with an annual interest rate equal to 9.0% (4)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	284.5	268.8
Unamortized debt issuance costs and discounts	2.4	2.6
Total notes payable outstanding, net	$282.1	$266.2

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

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of March 31, 2018. In November 2017, the agreement was amended to extend the maturity date of the term loan to November 21, 2018. All other terms remain unchanged.

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $80.0 million was outstanding as of March 31, 2018) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes range from 8.0% to 14.0%.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	March 31, 2018	December 31, 2017
Face amount of 5.875% convertible senior notes	$88,280	$88,280
Discount	(26,630)	(26,887)
Net carrying value	$61,650	$61,393
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $453.4 million at March 31, 2018. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2018, CAR had unfunded outstanding floor-plan financing commitments totaling $8.8 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $8.7 million remains pledged as of March 31, 2018 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2018, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, “Leases” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Litigation

See Note 11, “Commitments and Contingencies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding outstanding litigation.

Additionally, we are involved in various other legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

10.	Net (Loss) Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net loss per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net (loss) income attributable to controlling interests	$(4,670)	$728
Denominator:
Basic (including unvested share-based payment awards) (1)	13,899	13,944
Effect of dilutive stock compensation arrangements (2)	—	33
Diluted (including unvested share-based payment awards) (1)	13,899	13,977
Net (loss) income attributable to controlling interests per common share—basic	$(0.34)	$0.05
Net (loss) income attributable to controlling interests per common share—diluted	$(0.34)	$0.05

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts were 184,196 for the three months ended March 31, 2018, compared to 345,385 for the three months ended March 31, 2017.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three months ended March 31, 2018 and 2017, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of March 31, 2018, 103,702 shares remained available for issuance under the ESPP and 1,024,515 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in $0 in income tax-related charges to additional paid-in capital during the three months ended March 31, 2018 and 2017.

Restricted Stock

During the three months ended March 31, 2018 and 2017, we granted 69,000 and 57,000 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.2 million and $0.2 million, respectively. We incurred expenses of $0.1 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively, related to restricted stock awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2018, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.2 million with a weighted-average remaining amortization period of 0.4 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant.   The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.2 million and $0.3 million related to stock option-related compensation costs during the three months ended March 31, 2018 and 2017, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	March 31, 2018
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,619,334	$3.04
Issued	—	$—
Exercised	—	$—
Cancelled/Forfeited	(4,667)	$3.04
Outstanding at March 31, 2018	2,614,667	$3.04	3.1	$—
Exercisable at March 31, 2018	1,010,815	$2.95	2.1	$—

We had $0.7 million and $0.9 million of unamortized deferred compensation costs associated with non-vested stock options as of March 31, 2018 and December 31, 2017, respectively.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 22-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit, personal loans, and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, Internet-based marketing, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second-look” credit service. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes direct mail, Internet-based marketing and our retail partnerships. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2018	2017	from 2017 to 2018
Total interest income	$35,726	$25,960	$9,766
Interest expense	(8,153)	(5,817)	(2,336)
Fees and related income on earning assets:
Fees on credit products	4,905	1,096	3,809
Changes in fair value of loans and fees receivable recorded at fair value	(18)	563	(581)
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,331	706	625
Rental revenue	—	148	(148)
Other	(4)	288	(292)
Other operating income:
Servicing income	632	1,089	(457)
Other income	516	109	407
Equity in income equity-method investee	9	334	(325)
Total	$34,944	$24,476	$10,468
Net losses upon (recovery of) charge off of loans and fees receivable recorded at fair value	1,791	(7,851)	(9,642)
Provision for losses on loans and fees receivable recorded at net realizable value	15,991	10,653	(5,338)
Other operating expenses:
Salaries and benefits	6,298	5,780	(518)
Card and loan servicing	9,164	7,137	(2,027)
Marketing and solicitation	2,346	2,201	(145)
Depreciation, primarily related to rental merchandise	229	310	81
Other	3,700	4,901	1,201
Net (loss) income	(4,719)	727	(5,446)
Net loss attributable to noncontrolling interests	49	1	48
Net (loss) income attributable to controlling interests	(4,670)	728	(5,398)

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $225.6 million as of March 31, 2017 to $322.3 million as of March 31, 2018. These increases were partially offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations throughout 2018. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historical credit card receivables will continue to offset some of the expected increases but are not expected to result in overall net declines in interest income period-over-period.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 7, “Notes Payable,” to our consolidated financial statements. Outstanding notes payable associated with our point-of-sale and direct-to-consumer operations increased from $119.4 million as of March 31, 2017 to $219.9 million as of March 31, 2018. We anticipate additional debt financing over the next few quarters as we continue to acquire receivables, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We expect increasing levels of direct-to-consumer fee income throughout 2018 as we continue to invest in new credit card receivables as part of our direct-to-consumer operations, offset somewhat by diminishing fee income associated with our existing portfolios of liquidating credit card receivables. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further historical credit card receivables liquidations and associated debt amortizing repayments. Further, as discussed above, we do not expect meaningful levels of rental revenue as existing rent-to-own contracts have effectively concluded with no new acquisitions expected. This decline in rental revenues will serve to offset some of the aforementioned growth we expect in our credit card fee income.

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

Net losses upon (recovery of) charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge-offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in the three months ended March 31, 2017 reflects the effects of reimbursements received in respect of one of our portfolios which were not replicated in the three months ended March 31, 2018. In the three months ended March 31, 2017, these reimbursements exceeded the charge-offs experienced within the portfolio during the period as the reimbursements are not directly associated with the timing of actual charge-offs. The timing of these reimbursements cannot be reliably determined and we currently do not expect that these reimbursements will result in a net recovery of losses upon charge-off in 2018.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three months ended March 31, 2018 and 2017 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three months ended March 31, 2018, relative to the three months ended March 31, 2017, reflect the following:

•
increases in card and loan servicing expenses in the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $225.6 million outstanding to $322.3 million outstanding at March 31, 2017 and March 31, 2018, respectively, offset by the continued net liquidations in our historical credit card portfolios, the receivables of which declined from $21.9 million outstanding to $15.6 million outstanding at March 31, 2017 and March 31, 2018, respectively;

•
slight increases in marketing and solicitation costs for the three months ended March 31, 2018 primarily due to volume-related increases in costs attributable to the growth in our retail point-of-sale and direct-to-consumer portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2018 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•	declines in other expenses primarily related to realized translation gains and losses recognized during both periods.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our historical credit card receivables. This trend is gradually reversing as we continue to grow our earning assets (including loans and fees receivable) based principally on growth of point-of-sale and direct-to-consumer receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels relative to minimal growth in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs as we were able to better utilize our fixed costs to grow our asset base. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our portfolio of managed receivables.

Notwithstanding our ongoing cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer personal loan and credit card-related operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced a negative effective income tax expense rate of 3.1% for the three months ended March 31, 2018, compared to an effective income tax expense rate of 45.9% for the three months ended March 31, 2017. Our negative effective income tax expense rate for the three months ended March 31, 2018, is below the statutory rate principally due to (1) interest we accrued during such period on unpaid federal tax liabilities and uncertain tax positions, (2) additions during such period to valuation allowances against our net federal deferred tax assets associated with our net loss incurred during such period, and (3) foreign tax expense incurred during such period. Our effective income tax expense rate for the three months ended March 31, 2017, was above the statutory rate applicable during such period principally due to interest we accrued during such period on unpaid federal tax liabilities.

As implied above, we report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax benefit or expense line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During both the three months ended March 31, 2018, and 2017, we included $0.2 million of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at March 31, 2018; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.3 million at March 31, 2018. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case), associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences we held with IRS Appeals, we received a settlement offer from IRS Appeals in April 2018 that would reduce our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. We currently are evaluating the settlement offer, and should we accept the offer, (1) our $3.7 million reduction in the unpaid income tax assessment and liability accrued therefor would be reversed into income (along with a commensurate portion of the $4.3 million we have accrued for interest and penalties associated with the $3.7 million settled accrual), and (2) we would expect to pay the remaining accrued income tax, interest and penalties liability to the IRS after the settlement is finalized.

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

We record (i) the finance charges, discount accretion and late fees assessed on our Credit and Other Investments segment receivables in the interest income - consumer loans, including past due fees category on our consolidated statements of operations, (ii) the rental revenue, over-limit, annual, activation, monthly maintenance, returned-check, cash advance and other fees in the fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our provision for losses on loans and fees receivable on our consolidated statements of operations (for all credit product receivables other than those for which we have elected the fair value option) and within net losses upon (recovery of) charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) the period-end and average managed receivables data include the face value of consolidated receivables which are accounted for under the fair value option; and (4) we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of charge off of loans and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $2.9 million for the three months ended September 30, 2017, $1.1 million for the three months ended June 30, 2017, $8.6 million for the three months ended March 31, 2017, $10.3 million for the three months ended December 31, 2016, $2.4 million for the three months ended September 30, 2016, and $7.1 million for the three months ended June 30, 2016. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

A reconciliation of our Loans and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2018	2017				2016
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Loans and fees receivable, gross	15,557	16,601	18,180	20,102	21,922	24,229	28,313	28,514
Fair value adjustment	(6,144)	(5,492)	(6,161)	(7,332)	(8,331)	(8,581)	(9,868)	(7,994)
Loans and fees receivable, at fair value	9,413	11,109	12,019	12,770	13,591	15,648	18,445	20,520

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2018	2017				2016
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$337,848	$333,286	$303,080	$267,637	$247,569	$238,493	$219,016	$193,253
Percent 30 or more days past due	12.1%	13.7%	12.1%	11.5%	11.5%	12.7%	11.7%	8.9%
Percent 60 or more days past due	9.1%	9.8%	8.3%	7.8%	8.3%	8.8%	7.8%	5.8%
Percent 90 or more days past due	6.5%	6.5%	5.5%	4.9%	5.5%	5.5%	4.9%	3.7%
Average managed receivables	$335,567	$318,183	$285,359	$257,603	$243,031	$228,755	$206,135	$169,503
Total yield ratio	41.0%	39.5%	36.5%	35.1%	34.8%	33.4%	35.6%	35.8%
Combined gross charge-off ratio	24.2%	20.1%	18.2%	21.1%	22.4%	20.1%	12.6%	13.9%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer operations (“Direct”) (dollars in thousands). Results of our historical credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2018	2017				2016
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$207,231	$206,877	$193,403	$180,830	161,876	$141,261	$110,542	$89,836
Percent 30 or more days past due	12.6%	14.0%	14.0%	12.3%	11.8%	13.4%	13.8%	12.6%
Percent 60 or more days past due	9.4%	10.1%	9.9%	8.4%	8.6%	9.6%	9.5%	8.3%
Percent 90 or more days past due	6.8%	7.2%	6.9%	5.6%	6.1%	6.4%	6.5%	5.4%
Average APR	24.2%	24.2%	26.7%	26.7%	26.5%	26.3%	25.5%	25%
Receivables purchased during period	$60,932	$64,036	$59,293	$65,786	$64,617	$60,118	$44,871	$35,478

	Direct - At or for the Three Months Ended
	2018	2017				2016
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$115,060	$109,808	$91,497	$66,705	$63,771	$73,003	$80,161	$74,903
Percent 30 or more days past due	12.2%	12.9%	8.3%	9.3%	10.8%	10.8%	7.9%	3.5%
Percent 60 or more days past due	9.2%	9.1%	5.0%	6.2%	7.4%	6.9%	4.9%	2.0%
Percent 90 or more days past due	6.4%	5.3%	2.7%	3.4%	3.8%	3.6%	2.3%	1.1%
Average APR	26.9%	27.5%	28.5%	28.0%	27.8%	28.3%	29.2%	30.1%
Receivables purchased during period	$33,747	$38,338	$38,005	$15,051	$5,782	$5,602	$15,852	$45,562

The following discussion relates to the tables above.

Managed receivables levels. We experienced overall quarterly growth for the last eight quarters related to our current product offerings with over $96.7 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from March 31, 2017 to March 31, 2018. The addition of large point‑of‑sale retail partners and ongoing purchases of receivables from existing retail partners helped grow our point-of-sale receivables by $65.6 million and $65.4 million in the years ended December 31, 2017 and 2016, respectively, and helped continue growth into the first quarter of 2018. Similarly, our direct-to-consumer acquisitions grew by over $36.8 million and $43.0 million, net during the years ended December 31, 2017 and 2016, respectively, and also continued to grow into the first quarter of 2018. Towards the end of 2016, we changed the product mix of direct-to-consumer receivables we purchased such that new receivable acquisitions in this business line decreased for the last two quarters of 2016 and the first quarter of 2017. As such, we experienced net declines in our direct-to-consumer receivables growth levels as we completed our shift in receivable acquisitions for these quarters. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2018, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

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

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Our recent combined gross charge-off ratios benefited in the first few quarters of 2016 from growth we experienced in our point-of-sale operations and more directly from growth in our direct-to-consumer receivables. Many of these receivables reached peak charge off periods in the fourth quarter of 2016 but continued to negatively impact the first and second quarters of 2017. Additionally, we made substantial investments in our personal loan offerings in the second quarter of 2016 which did not reach their peak-charge off period until the fourth quarter of 2016, thus positively impacting our second and third quarter combined gross charge-off ratios and negatively impacting the same ratios in the fourth quarter of 2016 and the first and second quarters of 2017. Our fourth quarter 2017 and first quarter 2018 combined gross charge-off ratios reflect further significant investments during the second and third quarters in 2017 in direct-to-consumer receivables, which reached their peak charge off periods during the fourth quarter of 2017 and first quarter of 2018.

The growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect continued elevated charge off rates when compared to historical results, given the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these product offerings, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined gross charge-offs, (3) the low charge-off ratios experienced in the second and third quarters of 2016 as discussed above and (4) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree some of the aforementioned impacts as has been seen in recent quarters. Further impacting our charge-off rates are the timing of solicitations which serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables in our point-of-sale operations range from 9.99% to 36.0%. For our direct-to-consumer receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect average APRs in 2018 to remain consistent with the average APRs we have experienced over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to the loss of one or more retail partners or due to seasonal purchase activity by consumers but we currently expect to see slight increases in receivable acquisitions when compared to the same period in prior years. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our banking partner and the availability of capital to fund new purchases. Nonetheless, we expect continued growth in the acquisition of these receivables throughout 2018.

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

Collectively, as of March 31, 2018, we served more than 550 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2018	2017				2016
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$78,436	$77,213	$74,923	$76,387	$72,121	$76,433	$73,624	$78,010
Percent 30 or more days past due	8.8%	12.8%	13.0%	11.7%	10.0%	14.2%	12.7%	12.3%
Percent 60 or more days past due	3.3%	5.0%	5.0%	4.0%	4.2%	5.4%	4.5%	3.9%
Percent 90 or more days past due	1.6%	2.4%	2.2%	1.4%	2.1%	2.4%	1.8%	1.5%
Average managed receivables	$77,825	$76,068	$75,655	$74,254	$74,278	$75,029	$75,817	$76,878
Total yield ratio	37.9%	37.9%	38.8%	39.2%	39.3%	39.5%	40.3%	39.6%
Combined gross charge-off ratio	2.1%	3.0%	1.1%	2.5%	2.5%	2.8%	2.9%	3.2%
Recovery ratio	1.5%	1.5%	1.7%	2.0%	1.6%	1.6%	1.1%	1.6%

Managed receivables.  We expect modest growth in the level of our managed receivables when compared to the same periods in prior years in both the U.S. and U.S. territories. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

Delinquencies.  Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first quarter of 2018 due to a shift in the underlying mix of receivables held that, under certain conditions, require participating dealers to guarantee the performance of the underlying receivables. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter term product offerings tend to have higher yields. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter as noted above and the relative mix of receivables in our various product offerings. Additionally, our product offerings in the U.S. territories tend to have slightly lower yields than those offered in the U.S. As such, continued growth in that region will also serve to slightly depress our overall total yield ratio, yet will continue to generate attractive returns on assets.

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Definitions of Financial, Operating and Statistical Measures
Total yield ratio. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of the accretable yield component of our acquisition discounts for portfolio purchases, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees and activation fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our consolidated statements of income. The denominator used represents our average managed receivables.
Combined gross charge-off ratio. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of finance charge, fee and principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations) and the related portion of unamortized discounts, as reflected in Note 2 “Significant Accounting Policies and Consolidated Financial Statement Components-Loans and Fees Receivable”, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. As such, the only facilities that could represent near-term significant refunding or refinancing needs as of March 31, 2018 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2019) that is secured by certain receivables and restricted cash	$49.2
Revolving credit facility (expiring November 1, 2019) that is secured by the financial and operating assets of our CAR operations	24.6
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.7
Revolving credit facility (expiring December 21, 2019) that is secured by certain receivables and restricted cash	11.8
Senior secured term loan from related parties (expiring November 21, 2018) that is secured by certain assets of the Company with an annual interest rate equal to 9.0%	40.0
Total	$145.3

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $80.0 million was outstanding as of March 31, 2018) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment fee.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. Our net unpaid income tax assessment associated with that settlement was $7.4 million at March 31, 2018; this amount excludes unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.3 million at March 31, 2018. Prior to our filing amended return claims that would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the IRS settlement, the IRS filed a lien (as is customarily the case), associated with the assessment. Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences we held with IRS Appeals, we received a settlement offer from IRS Appeals in April 2018 that would reduce our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. We currently are evaluating the settlement offer, and should we accept the offer, (1) our $3.7 million reduction in the unpaid income tax assessment and liability accrued therefor would be reversed into income (along with a commensurate portion of the $4.3 million we have accrued for interest and penalties associated with the $3.7 million settled accrual), and (2) we would expect to pay the remaining accrued income tax, interest and penalties liability to the IRS after the settlement is finalized.

At March 31, 2018, we had $35.4 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2018 and 2017 are as follows:

•
During the three months ended March 31, 2018, we used $10.2 million of cash flows from operations compared to the generation of $2.4 million of cash flows from operations during the three months ended March 31, 2017. The decrease in cash provided by operating activities was principally related to the decline in reimbursements received in respect of one of our portfolios.

•
During the three months ended March 31, 2018, we used $8.9 million of cash from our investing activities, compared to use of $4.0 million of cash from investing activities during the three months ended March 31, 2017.  This increase is primarily due to: 1) the shrinking size of our historical credit card receivables, resulting in lower corresponding payments from consumers; and 2) increasing levels of investments for 2018 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2017 and which we expect to continue to make throughout 2018. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•
During the three months ended March 31, 2018, we generated $15.5 million of cash in financing activities, compared to our generating $3.5 million of cash in financing activities during the three months ended March 31, 2017. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our 5.875% convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase an additional 5,000,000 shares of our common stock through June 30, 2020.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the three months ended March 31, 2018 and 2017, we received $70,004 and $67,338, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of March 31, 2018. In November 2017, the agreement was amended to extend the maturity date of the term loan to November 21, 2018. All other terms remain unchanged.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding outstanding litigation.
Additionally, we are involved in various other legal proceedings that are incidental to the conduct of our business. There are currently no other pending legal proceedings that are expected to be material to us.

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

We are dependent upon banks to issue credit cards and provide certain other credit products utilizing our technology platform and related services. We acquire receivables generated by banks from credit cards that they have issued and other products, and their regulators could at any time limit their ability to issue some or all of these products that we service, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to acquire new receivables or help develop other credit products.  It is possible that a regulatory position or action taken with respect to any of the issuing banks might result in the bank’s inability or unwillingness to originate future credit products in collaboration with us. In the current state, such a disruption of our issuing bank relationships principally would adversely affect our ability to grow our investments in point-of-sale and direct-to-consumer receivables.

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

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring varying levels of consumer notification in the event of a security breach.

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
As of March 31, 2018, Atlanticus Holdings Corporation had outstanding: $259.9 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $119.4 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, “Notes Payable,” to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of March 31, 2018, our subsidiaries had total liabilities of approximately $337.6 million (including the $259.9 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
January 1- January 31	826	$2.36	826	4,826,775
February 1 - February 28	—	$—	—	4,826,775
March 1 - March 31	6,180	$2.00	—	4,826,775
Total	7,006	$2.04	826	4,826,775

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 6,180 such shares returned to us during the three months ended March 31, 2018.

(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2020.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

May 15, 2018	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)