Form 10-Q
period 2018-06-30
Atlanticus Holdings Corp
filed 2018-08-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2018

of
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

As of August 8, 2018, 15,600,332 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30, 2018	December 31, 2017
Assets
Unrestricted cash and cash equivalents	$49,604	$41,484
Restricted cash and cash equivalents	28,869	29,174
Loans and fees receivable:
Loans and fees receivable, at fair value	8,286	11,109
Loans and fees receivable, gross	441,413	393,898
Allowances for uncollectible loans and fees receivable	(54,842)	(62,970)
Deferred revenue	(36,839)	(36,956)
Net loans and fees receivable	358,018	305,081
Property at cost, net of depreciation	2,908	3,229
Investment in equity-method investee	3,447	4,244
Deposits	283	252
Prepaid expenses and other assets	15,615	42,149
Total assets	$458,744	$425,613
Liabilities
Accounts payable and accrued expenses	$109,668	$115,737
Notes payable, at face value, net	268,343	226,238
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value	6,797	9,240
Convertible senior notes	61,811	61,393
Income tax liability	4,454	9,132
Total liabilities	491,073	461,740
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,341,425 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at June 30, 2018; and 15,291,884 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2017	—	—
Additional paid-in capital	213,201	212,785
Accumulated other comprehensive income (loss)	348	(2,178)
Retained deficit	(245,680)	(246,640)
Total shareholders’ equity	(32,131)	(36,033)
Noncontrolling interests	(198)	(94)
Total equity	(32,329)	(36,127)
Total liabilities and equity	$458,744	$425,613

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Consumer loans, including past due fees	$37,743	$26,613	$73,424	$52,472
Other	41	43	86	144
Total interest income	37,784	26,656	73,510	52,616
Interest expense	(8,807)	(6,419)	(16,960)	(12,236)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	28,977	20,237	56,550	40,380
Fees and related income on earning assets	7,094	3,971	13,308	6,772
Net recovery of (losses upon) charge off of loans and fees receivable recorded at fair value	1,352	519	(439)	8,370
Provision for losses on loans and fees receivable recorded at net realizable value	(16,476)	(15,744)	(32,467)	(26,397)
Net interest income, fees and related income on earning assets	20,947	8,983	36,952	29,125
Other operating income:
Servicing income	632	861	1,264	1,950
Other income	771	240	1,287	349
Equity in income of equity-method investee	531	404	540	738
Total other operating income	1,934	1,505	3,091	3,037
Other operating expense:
Salaries and benefits	5,602	5,733	11,900	11,513
Card and loan servicing	8,928	7,547	18,092	14,684
Marketing and solicitation	2,093	4,413	4,439	6,614
Depreciation	235	243	464	553
Other	5,446	5,776	9,146	10,677
Total other operating expense	22,304	23,712	44,041	44,041
Income (loss) before income taxes	577	(13,224)	(3,998)	(11,879)
Income tax benefit	4,998	4,443	4,854	3,825
Net income (loss)	5,575	(8,781)	856	(8,054)
Net loss (income) attributable to noncontrolling interests	55	(3)	104	(2)
Net income (loss) attributable to controlling interests	$5,630	$(8,784)	$960	$(8,056)
Net income (loss) attributable to controlling interests per common share—basic	$0.41	$(0.63)	$0.07	$(0.58)
Net income (loss) attributable to controlling interests per common share—diluted	$0.41	$(0.63)	$0.07	$(0.58)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$5,575	$(8,781)	$856	$(8,054)
Other comprehensive income:
Foreign currency translation adjustment	4,871	—	2,526	—
Reclassifications of foreign currency translation adjustment to Other operating expense on the consolidated statements of operations	—	—	—	—
Income tax expense related to other comprehensive income	—	—	—	—
Comprehensive income (loss)	10,446	(8,781)	3,382	(8,054)
Comprehensive loss (income) attributable to noncontrolling interests	55	(3)	104	(2)
Comprehensive income (loss) attributable to controlling interests	$10,501	$(8,784)	$3,486	$(8,056)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
For the Six Months Ended June 30, 2018 (Unaudited)
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	15,291,884	$—	$212,785	$(2,178)	$(246,640)	$(94)	$(36,127)
Compensatory stock issuances, net of forfeitures	69,000	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	457	—	—	—	457
Redemption and retirement of shares	(19,459)	—	(41)	—	—	—	(41)
Other comprehensive income (loss)	—	—	—	2,526	960	(104)	3,382
Balance at June 30, 2018	15,341,425	$—	$213,201	$348	$(245,680)	$(198)	$(32,329)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Operating activities
Net income (loss)	$856	$(8,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	464	553
Losses upon charge off of loans and fees receivable recorded at fair value	439	2,324
Provision for losses on loans and fees receivable	32,467	26,397
Interest expense from accretion of discount on notes	437	383
Income from accretion of discount associated with receivables purchases	(36,681)	(25,725)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(2,938)	(3,092)
Amortization of deferred loan costs	709	346
Income from equity-method investments	(540)	(738)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(2,965)	(1,994)
Decrease in income tax liability	(4,678)	(4,040)
(Increase) decrease in deposits	(32)	200
(Decrease) increase in accounts payable and accrued expenses	(4,369)	21,959
Other	27,484	1,893
Net cash provided by operating activities	10,653	10,412
Investing activities
Proceeds from equity-method investee	1,337	2,059
Investments in earning assets	(279,391)	(211,523)
Proceeds from earning assets	233,681	185,393
Purchases and development of property, net of disposals	(143)	(79)
Net cash used in investing activities	(44,516)	(24,150)
Financing activities
Noncontrolling interests contributions, net	—	7
Purchase and retirement of outstanding stock	(41)	(18)
Proceeds from borrowings	243,316	141,221
Repayment of borrowings	(201,939)	(117,100)
Net cash provided by financing activities	41,336	24,110
Effect of exchange rate changes on cash	342	313
Net increase in cash and cash equivalents	7,815	10,685
Cash and cash equivalents at beginning of period	70,658	92,641
Cash and cash equivalents at end of period	$78,473	$103,326
Supplemental cash flow information
Cash paid for interest	$15,706	$11,342
Net cash income tax (refunds) payments	$(176)	$215
Supplemental non-cash information
Issuance of stock options and restricted stock	$175	$1,142
See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2018 and 2017

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

We show both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) for our loans and fees receivable (i.e., as opposed to those carried at fair value). Our loans and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. These reserves are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary. We may individually evaluate a receivable or pool of receivables for impairment if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables (e.g., if a particular retail or auto-finance partner has indications of non-performance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner).

As of June 30, 2018 and December 31, 2017, the weighted average remaining accretion period for the $36.8 million and $37.0 million of deferred revenue reflected in the consolidated balance sheets was 12 months and 11 months, respectively.
A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(20.8)	$(1.9)	$(35.6)	$(58.3)
Provision for loan losses	(6.1)	0.3	(10.7)	(16.5)
Charge offs	7.0	0.3	14.1	21.4
Recoveries	—	(0.2)	(1.2)	(1.4)
Balance at end of period	$(19.9)	$(1.5)	$(33.4)	$(54.8)

For the Six Months Ended June 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)
Provision for loan losses	(15.1)	0.3	(17.7)	(32.5)
Charge offs	13.5	1.0	29.2	43.7
Recoveries	(0.1)	(0.5)	(2.4)	(3.0)
Balance at end of period	$(19.9)	$(1.5)	$(33.4)	$(54.8)

As of June 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.2)	$(0.4)
Balance at end of period collectively evaluated for impairment	$(19.9)	$(1.3)	$(33.2)	$(54.4)
Loans and fees receivable:
Loans and fees receivable, gross	$119.8	$83.9	$237.7	$441.4
Loans and fees receivable individually evaluated for impairment	$—	$0.3	$0.2	$0.5
Loans and fees receivable collectively evaluated for impairment	$119.8	$83.6	$237.5	$440.9

For the Three Months Ended June 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.8)	$(2.0)	$(35.7)	$(39.5)
Provision for loan losses	(1.5)	(0.4)	(13.8)	(15.7)
Charge offs	0.8	0.8	14.4	16.0
Recoveries	(0.7)	(0.4)	(0.9)	(2.0)
Balance at end of period	$(3.2)	$(2.0)	$(36.0)	$(41.2)

For the Six Months Ended June 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)
Provision for loan losses	(1.9)	(0.8)	(23.7)	(26.4)
Charge offs	1.2	1.6	29.0	31.8
Recoveries	(1.1)	(0.7)	(1.5)	(3.3)
Balance at end of period	$(3.2)	$(2.0)	$(36.0)	$(41.2)

As of December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.2)	$(0.4)
Balance at end of period collectively evaluated for impairment	$(18.2)	$(2.1)	$(42.3)	$(62.6)
Loans and fees receivable:
Loans and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Loans and fees receivable individually evaluated for impairment	$—	$0.4	$0.2	$0.6
Loans and fees receivable collectively evaluated for impairment	$87.2	$77.4	$228.7	$393.3

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of June 30, 2018 and December 31, 2017 is as follows:

Balance at June 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$3.4	$6.1	$8.7	$18.2
60-89 days past due	3.0	1.8	7.1	11.9
90 or more days past due	7.4	1.2	13.4	22.0
Delinquent loans and fees receivable, gross	13.8	9.1	29.2	52.1
Current loans and fees receivable, gross	106.0	74.8	208.5	389.3
Total loans and fees receivable, gross	$119.8	$83.9	$237.7	$441.4
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.0	$—	$1.0

Balance at December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$3.2	$6.4	$9.0	$18.6
60-89 days past due	3.3	2.1	7.1	12.5
90 or more days past due	4.9	1.9	15.7	22.5
Delinquent loans and fees receivable, gross	11.4	10.4	31.8	53.6
Current loans and fees receivable, gross	75.8	67.4	197.1	340.3
Total loans and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Balance of loans 90 or more days past due and still accruing interest and fees	$—	$1.6	$—	$1.6

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

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018		December 31, 2017
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts on non-accrual status	11,377	8,789	11,432	6,681
Number of accounts on non-accrual status above that have been re-aged	1,283	311	915	80
Amount of receivables on non-accrual status (in thousands)	$16,273	$9,148	$17,169	$7,067
Amount of receivables on non-accrual status above that have been re-aged (in thousands)	$2,327	$341	$1,570	$86
Carrying value of receivables on non-accrual status (in thousands)	$5,471	$1,589	$4,247	$1,173
TDRs - Performing (carrying value, in thousands)*	$3,361	$894	$2,368	$508
TDRs - Nonperforming (carrying value, in thousands)*	$2,110	$695	$1,879	$665
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

	Twelve Months Ended
	June 30, 2018		June 30, 2017
	Point-of-Sale	Direct-to-Consumer	Point-of-Sale	Direct-to-Consumer
Number of accounts	2,161	1,134	1,907	974
Loan balance at time of charge off (in thousands)	$3,296	$1,749	$2,409	$2,788

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services as well as amounts owed to us by third parties. Prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) amounts due from a third party in respect of a servicing agreement totaling $5.3 million as of June 30, 2018, (3) ongoing deferred costs associated with service contracts and (4) investments in consumer finance technology platforms carried at the lower of cost or market valuation.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts which may be owed in respect of one of our portfolios.

Income Taxes

We experienced a negative effective income tax expense rate of 866.2% for the three months ended June 30, 2018, and an effective income tax benefit rate of 121.4% for the six months ended June 30, 2018; this compares to effective income tax benefit rates of 33.6% and 32.2% for the three and six months ended June 30, 2017, respectively. Our negative effective income tax expense rate for the three months ended June 30, 2018, and our effective income tax benefit rate for the six months ended June 30, 2018, significantly differ from the statutory rate. This difference is caused primarily by the favorable effects on results during the three months ended June 30, 2018, of our settlement in such period of the Internal Revenue Service (“IRS”) examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years. Our effective income tax benefit rates for the three and six months ended June 30, 2017, were below the statutory rate principally due to interest accruals on unpaid federal tax liabilities and valuation allowances established against net federal deferred tax assets that arose during those periods associated with our net losses incurred during those periods.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During the three and six months ended June 30, 2018, we accrued $0.2 million and $0.4 million of net income tax-related interest and penalties, respectively. Also, during these periods, we reached a favorable settlement with the IRS concerning the level of our 2008 net operating losses eligible to be carried back to pre-2008 tax years for refunds. As a result, for the three and six months ended June 30, 2018, we reduced income tax expense based on the reversal of $1.5 million of accrued interest and penalties on over-assessed taxes we will not be required to pay under the terms of our settlement with the IRS.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  At March 31, 2018 (i.e., prior to our June 2018 settlement with the IRS), our net unpaid income tax assessment associated with the December 2014 settlement was $7.4 million, such amount excluding unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.3 million at March 31, 2018. Prior to our filing amended return claims that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement, the IRS filed a lien (as is customarily the case), associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences we held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million, and in July 2018 we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and the interest that had accrued thereon. In due course, we expect the IRS to remove the aforementioned lien associated with the now-paid assessment.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fees on credit products	$5,498	$2,007	$10,403	$3,103
Changes in fair value of loans and fees receivable recorded at fair value	513	1,002	495	1,565
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,112	821	2,443	1,527
Rental revenue	—	—	—	148
Other	(29)	141	(33)	429
Total fees and related income on earning assets	$7,094	$3,971	$13,308	$6,772

The above changes in the fair value of loans and fees receivable recorded at fair value category exclude the impact of current period charge offs associated with these receivables which are separately stated in Net recovery of (losses upon) charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations.  See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

Revenue from Contracts with Customers

In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” under the modified retrospective transition method. We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our Credit and Other Investments segment and servicing revenue and other customer-related fees in both our Credit and Other Investments segment and our Auto Finance segment. Revenue from these contracts with customers is included as a component of Other income on our consolidated statements of operations. Components (in thousands) of our revenue from contracts with customers is as follows:

Three months ended June 30, 2018	Credit and Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$695	$—	$695
Servicing income	338	294	632
Service charges and other customer related fees	89	(13)	76
Total Other income	1,122	281	1,403

Six months ended June 30, 2018	Credit and Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,139	$—	$1,139
Servicing income	740	524	1,264
Service charges and other customer related fees	114	34	148
Total Other income	1,993	558	2,551
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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases and changes certain aspects of current lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments. Net future minimum lease payments totaled $12.2 million as of December 31, 2017. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements due to the limited lease activity we are involved in.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after June 30, 2018, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both June 30, 2018 and December 31, 2017, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the six months ended June 30, 2018 and 2017 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended June 30, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$30,302	$7,441	$37,743
Other	41	—	41
Total interest income	30,343	7,441	37,784
Interest expense	(8,462)	(345)	(8,807)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$21,881	$7,096	$28,977
Fees and related income on earning assets	$7,075	$19	$7,094
Servicing income	$338	$294	$632
Equity in income of equity-method investee	$531	$—	$531
(Loss) income before income taxes	$(2,336)	$2,913	$577
Income tax benefit (expense)	$5,240	$(242)	$4,998

Six months ended June 30, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$58,864	$14,560	$73,424
Other	86	—	86
Total interest income	58,950	14,560	73,510
Interest expense	(16,354)	(606)	(16,960)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$42,596	$13,954	$56,550
Fees and related income on earning assets	$13,272	$36	$13,308
Servicing income	$740	$524	$1,264
Equity in income of equity-method investee	$540	$—	$540
(Loss) income before income taxes	$(9,250)	$5,252	$(3,998)
Income tax benefit (expense)	$5,639	$(785)	$4,854
Total assets	$387,342	$71,402	$458,744

Three months ended June 30, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$19,589	$7,024	$26,613
Other	43	—	43
Total interest income	19,632	7,024	26,656
Interest expense	(6,166)	(253)	(6,419)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$13,466	$6,771	$20,237
Fees and related income on earning assets	$3,943	$28	$3,971
Servicing income	$644	$217	$861
Equity in income of equity-method investee	$404	$—	$404
(Loss) income before income taxes	$(15,137)	$1,913	$(13,224)
Income tax benefit (expense)	$5,055	$(612)	$4,443

Six months ended June 30, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$38,419	$14,053	$52,472
Other	144	—	144
Total interest income	38,563	14,053	52,616
Interest expense	(11,760)	(476)	(12,236)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$26,803	$13,577	$40,380
Fees and related income on earning assets	$6,722	$50	$6,772
Servicing income	$1,501	$449	$1,950
Depreciation of rental merchandise	$(27)	$—	$(27)
Equity in income of equity-method investee	$738	$—	$738
(Loss) income before income taxes	$(15,524)	$3,645	$(11,879)
Income tax benefit (expense)	$5,022	$(1,197)	$3,825
Total assets	$332,001	$67,646	$399,647

4.	Shareholders’ Equity

During the three and six months ended June 30, 2018, we repurchased and contemporaneously retired 12,453 and 19,459 shares of our common stock at an aggregate cost of $27,000 and $41,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the six months ended June 30, 2017, we repurchased and contemporaneously retired 6,702 shares of our common stock at an aggregate cost of $18,000, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. No shares were repurchased during the three months ended June 30, 2017.

We had 1,459,233 loaned shares outstanding at June 30, 2018 and December 31, 2017, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at June 30, 2018 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	June 30, 2018	December 31, 2017
Loans and fees receivable, at fair value	$4,991	$6,123
Total assets	$5,192	$6,392
Total liabilities	$22	$26
Members’ capital	$5,170	$6,366

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net interest income, fees and related income on earning assets	$798	$607	$812	$1,111
Net income	$730	$511	$669	$908
Net income attributable to our equity investment in investee	$531	$404	$540	$738

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2018 and December 31, 2017 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2018 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$376,681	$349,732
Loans and fees receivable, at fair value	$—	$—	$8,286	$8,286

Assets – As of December 31, 2017 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$324,945	$293,972
Loans and fees receivable, at fair value	$—	$—	$11,109	$11,109

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2018 and 2017:

	Loans and Fees Receivable, at Fair Value
	2018	2017
Balance at January 1,	$11,109	$15,648
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable, at fair value	495	1,565
Settlements	(3,309)	(4,475)
Impact of foreign currency translation	(9)	32
Balance at June 30,	$8,286	$12,770

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2018 and December 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$8,286	Discounted cash flows	Gross yield	15.6% to 29.1% (25.4%)
			Principal payment rate	1.3% to 3.5% (2.4%)
			Expected credit loss rate	10.1% to 12.0% (11.6%)
			Servicing rate	12.0% to 15.1% (12.3%)
			Discount rate	6.0% to 14.6% (13.2%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans and fees receivable, at fair value	$11,109	Discounted cash flows	Gross yield	15.8% to 27.4% (24.5%)
			Principal payment rate	1.9% to 3.6% (2.6%)
			Expected credit loss rate	9.4% to 10.4% (9.7%)
			Servicing rate	10.2% to 12.3% (10.5%)
			Discount rate	6.0% to 14.2% (12.8%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2018 and December 31, 2017 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$205,970	$205,970
Amortizing debt facilities	$—	$—	$62,373	$62,373
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$44,114	$—	$61,811
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$6,797	$6,797

Liabilities - As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$160,854	$160,854
Amortizing debt facilities	$—	$—	$65,384	$65,384
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$43,588	$—	$61,393
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$9,240	$9,240

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2018 and 2017.

	Notes Payable Associated with Structured Financings, at Fair Value
	2018	2017
Beginning balance, January 1,	$9,240	$12,276
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(2,443)	(1,527)
Repayments on outstanding notes payable, net	—	(718)
Ending balance, June 30,	$6,797	$10,031

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2018 and December 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$6,797	Discounted cash flows	Gross yield	26.9%
			Principal payment rate	2.4%
			Expected credit loss rate	12.0%
			Discount rate	14.6%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$9,240	Discounted cash flows	Gross yield	25.9%
			Principal payment rate	2.5%
			Expected credit loss rate	9.4%
			Discount rate	14.2%

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2018 and December 31, 2017 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2018	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$3,344	$9,240
Aggregate fair value of loans and fees receivable that are reported at fair value	$1,489	$6,797
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$8
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$50	$217

As of December 31, 2017	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$4,416	$11,349
Aggregate fair value of loans and fees receivable that are reported at fair value	$1,869	$9,240
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$17
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$107	$369

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2018	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2017
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$6,797	$9,240

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2018 and December 31, 2017, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2018 and December 31, 2017, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of June 30, 2018 and December 31, 2017.

	Carrying Amounts at Fair Value as of
	June 30, 2018	December 31, 2017
Amortizing securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of June 30, 2018 ($101.3 million as of December 31, 2017) bearing interest at a weighted average 7.2% interest rate at June 30, 2018 (6.7% at December 31, 2017), which is secured by credit card receivables and restricted cash aggregating $6.8 million as of June 30, 2018 ($9.2 million as of December 31, 2017) in carrying amount	$6.8	$9.2

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $6.8 million in fair value of the structured financing facility included in the above table is $6.8 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at June 30, 2018.

Beyond our role as servicer of the underlying assets within the credit cards receivables structured financing, we have provided no other financial or other support to the structure, and we have no explicit or implicit arrangements that could require us to provide financial support to the structure.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of June 30, 2018 and December 31, 2017 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2018	December 31, 2017
Revolving credit facilities at a weighted average interest rate equal to 7.6% at June 30, 2018 (7.8% at December 31, 2017) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $285.6 million as of June 30, 2018 ($216.0 million at December 31, 2017)

Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2019) (1)	30.8	24.8
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2019) (2) (3)	49.3	49.4
Revolving credit facility, not to exceed $12.0 million (expiring December 21, 2019) (2) (3)	10.5	3.8
Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (2) (3)	19.7	19.8
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (2) (4)	40.0	65.0
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2020) (2)	58.1	—
Revolving credit facility, not to exceed $15.0 million (expiring June 25, 2020) (2) (3)	13.2	7.5
Amortizing facilities at a weighted average interest rate equal to 7.2% at June 30, 2018 (6.0% at December 31, 2017) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $62.8 million as of June 30, 2018 ($77.9 million as of December 31, 2017)

Amortizing debt facility (repaid in March 2018) (2) (3) (5)	—	3.7
Amortizing debt facility (repaid in June 2018) (2) (3) (5)	—	18.3
Amortizing debt facility (expiring December 12, 2018) (2) (3)	1.9	6.0
Amortizing debt facility (expiring November 30, 2018) (2) (3) (5)	9.3	20.5
Amortizing debt facility (expiring April 22, 2019) (2) (3) (5)	21.8	10.0
Amortizing debt facility (expiring September 29, 2019) (2) (3) (5)	16.9	—
Other facilities
Senior secured term loan from related parties (expiring November 21, 2018) that is secured by certain assets of the Company with an annual interest rate equal to 9.0% (4)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	311.5	268.8
Unamortized debt issuance costs and discounts	(3.2)	(2.6)
Total notes payable outstanding, net	$308.3	$266.2

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

(3)	These notes reflect modifications to either extend the maturity date, increase the loaned amount or both.

(4)	See below for additional information.

(5)	Loans are comprised of five tranches with the same lenders. Terms and conditions are substantially identical with the exception of maturity date as indicated in the table above.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of June 30, 2018. In November 2017, the agreement was amended to extend the maturity date of the term loan to November 21, 2018. All other terms remain unchanged.

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $40.0 million was outstanding as of June 30, 2018) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes range from 8.0% to 14.0%.

In June 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes which are secured by the receivables and other assets of the trust (of which $58.1 million was outstanding as of June 30, 2018) to a separate unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25%.

The facilities mature on February 8, 2022 and June 11, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2018	December 31, 2017
Face amount of 5.875% convertible senior notes	$88,280	$88,280
Discount	(26,469)	(26,887)
Net carrying value	$61,811	$61,393
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	—	$—

9.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $492.7 million at June 30, 2018. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2018, CAR had unfunded outstanding floor-plan financing commitments totaling $8.7 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $10.1 million remains pledged as of June 30, 2018 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2018, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

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

10.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income (loss) attributable to controlling interests per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to controlling interests	$5,630	$(8,784)	$960	$(8,056)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,888	13,984	13,893	13,964
Effect of dilutive stock compensation arrangements (2)	—	13	—	23
Diluted (including unvested share-based payment awards) (1)	13,888	13,997	13,893	13,987
Net income (loss) attributable to controlling interests per common share—basic	$0.41	$(0.63)	$0.07	$(0.58)
Net income (loss) attributable to controlling interests per common share—diluted	$0.41	$(0.63)	$0.07	$(0.58)

(1)
Shares related to unvested share-based payment awards included in our basic and diluted share counts were 150,388 and 167,198, respectively, for the three and six months ended June 30, 2018, compared to 371,576 and 358,553, respectively, for the three and six months ended June 30, 2017.

(2)
The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three and six months ended June 30, 2018 and 2017, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our 5.875% convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the 5.875% convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of June 30, 2018, 97,400 shares remained available for issuance under the ESPP and 1,025,471 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to additional paid-in capital during the three and six months ended June 30, 2018 and 2017.

Restricted Stock

During the six months ended June 30, 2018 and 2017, we granted 69,000 and 102,000 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.2 million and $0.3 million, respectively. We incurred expenses of $0.1 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively, related to restricted stock awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2018, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.2 million with a weighted-average remaining amortization period of 0.3 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10

years from the date of grant.   The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.1 million, $0.3 million, $0.2 million and $0.5 million related to stock option-related compensation costs during the three and six months ended June 30, 2018 and 2017, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	June 30, 2018
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,619,334	$3.04
Issued	5,000	$2.11
Exercised	—	$—
Cancelled/Forfeited	(6,668)	$3.04
Outstanding at June 30, 2018	2,617,666	$3.04	2.8	$—
Exercisable at June 30, 2018	1,082,482	$3.01	1.9	$—

We had $0.6 million and $0.9 million of unamortized deferred compensation costs associated with non-vested stock options as of June 30, 2018 and December 31, 2017, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2018	2017	from 2017 to 2018
Total interest income	$37,784	$26,656	$11,128
Interest expense	(8,807)	(6,419)	(2,388)
Fees and related income on earning assets:
Fees on credit products	5,498	2,007	3,491
Changes in fair value of loans and fees receivable recorded at fair value	513	1,002	(489)
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,112	821	291
Other	(29)	141	(170)
Other operating income:
Servicing income	632	861	(229)
Other income	771	240	531
Equity in income equity-method investee	531	404	127
Total	$38,005	$25,713	$12,292
Net recovery of losses upon charge off of loans and fees receivable recorded at fair value	(1,352)	(519)	833
Provision for losses on loans and fees receivable recorded at net realizable value	16,476	15,744	(732)
Other operating expenses:
Salaries and benefits	5,602	5,733	131
Card and loan servicing	8,928	7,547	(1,381)
Marketing and solicitation	2,093	4,413	2,320
Depreciation, primarily related to rental merchandise	235	243	8
Other	5,446	5,776	330
Net income (loss)	5,575	(8,781)	14,356
Net loss (income) attributable to noncontrolling interests	55	(3)	58
Net income (loss) attributable to controlling interests	5,630	(8,784)	14,414

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2018	2017	from 2017 to 2018
Total interest income	$73,510	$52,616	$20,894
Interest expense	(16,960)	(12,236)	(4,724)
Fees and related income on earning assets:
Fees on credit products	10,403	3,103	7,300
Changes in fair value of loans and fees receivable recorded at fair value	495	1,565	(1,070)
Changes in fair value of notes payable associated with structured financings recorded at fair value	2,443	1,527	916
Rental revenue	—	148	(148)
Other	(33)	429	(462)
Other operating income:
Servicing income	1,264	1,950	(686)
Other income	1,287	349	938
Equity in income equity-method investee	540	738	(198)
Total	$72,949	$50,189	$22,760
Net losses upon (recovery of) charge off of loans and fees receivable recorded at fair value	439	(8,370)	(8,809)
Provision for losses on loans and fees receivable recorded at net realizable value	32,467	26,397	(6,070)
Other operating expenses:
Salaries and benefits	11,900	11,513	(387)
Card and loan servicing	18,092	14,684	(3,408)
Marketing and solicitation	4,439	6,614	2,175
Depreciation, primarily related to rental merchandise	464	553	89
Other	9,146	10,677	1,531
Net income (loss)	856	(8,054)	8,910
Net loss (income) attributable to noncontrolling interests	104	(2)	106
Net income (loss) attributable to controlling interests	960	(8,056)	9,016

Three and Six Months Ended June 30, 2018, Compared to Three and Six Months Ended June 30, 2017

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $247.5 million as of June 30, 2017 to $357.5 million as of June 30, 2018. These increases were partially offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations throughout 2018. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historical credit card receivables will continue to offset some of the expected increases but are not expected to result in overall net declines in interest income period-over-period.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 7, “Notes Payable,” to our consolidated financial statements. Outstanding notes payable associated with our point-of-sale and direct-to-consumer operations increased from $137.6 million as of June 30, 2017 to $240.7 million as of June 30, 2018. We anticipate additional debt financing over the next few quarters as we continue to acquire receivables, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

Servicing income.  We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee) in both our Credit and Other Investments segment and our Auto Finance segment. Additionally, we will receive periodic compensation for processing reimbursements to consumers with respect to one of our portfolios. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience continued declines in this category of revenue relative to revenue earned in prior periods.

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

Net losses upon (recovery of) charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge-offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in the three months ended June 30, 2018 and three and six months ended June 30, 2017 reflects the effects of reimbursements received in respect of one of our portfolios. In the three months ended June 30, 2018 and three and six months ended June 30, 2017, these reimbursements exceeded the charge-offs experienced within the portfolio during the period as the reimbursements are not directly associated with the timing of actual charge-offs. The timing of these reimbursements cannot be reliably determined and we currently do not expect that these reimbursements will result in a net recovery of losses upon charge-off in 2018.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three and six months ended June 30, 2018 and 2017 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans and fees receivable recorded at net realizable value to a lesser degree. Partially offsetting this increase was a reduction in our provision for loan losses for unearned fees and discounts that may be applicable for outstanding loan receivables and which would serve to reduce the financial impact of an eventual charge-off. The offsetting of unearned fees and discounts against our provision for losses resulted in a $3.3 million reduction in the provision recognized for the three and six months ended June 30, 2018. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and six months ended June 30, 2018, relative to the three and six months ended June 30, 2017, reflect the following:

•
increases in card and loan servicing expenses in the three and six months ended June 30, 2018 when compared to the three and six months ended June 30, 2017 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $247.5 million outstanding to $357.5 million outstanding at June 30, 2017 and June 30, 2018, respectively, offset by the continued net liquidations in our historical credit card portfolios, the receivables of which declined from $20.1 million outstanding to $13.8 million outstanding at June 30, 2017 and June 30, 2018, respectively; offset by

•
decreases in marketing and solicitation costs for the three and six months ended June 30, 2018 primarily due to volume-related decreases in originations and the timing of solicitations during the second quarter of 2018. We expect increased origination and brand marketing support will result in overall increases in year-over-year costs during the remainder of 2018 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

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

Income Taxes. We experienced a negative effective income tax expense rate of 866.2% for the three months ended June 30, 2018, and an effective income tax benefit rate of 121.4% for the six months ended June 30, 2018; this compares to effective income tax benefit rates of 33.6% and 32.2% for the three and six months ended June 30, 2017, respectively. Our negative effective income tax expense rate for the three months ended June 30, 2018, and our effective income tax benefit rate for the six months ended June 30, 2018, significantly differ from the statutory rate. This difference is caused primarily by the favorable effects on results during the three months ended June 30, 2018, of our settlement in such period of the Internal Revenue Service (“IRS”) examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years. Our effective income tax benefit rates for the three and six months ended June 30, 2017, were below the statutory rate principally due to interest accruals on unpaid federal tax liabilities and valuation allowances established against net federal deferred tax assets that arose during those periods associated with our net losses incurred during those periods.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During three and six months ended June 30, 2018, we accrued $0.2 million and $0.4 million of net income tax-related interest and penalties, respectively. Also, during these periods, we reached a favorable settlement with the IRS concerning the level of our 2008 net operating losses eligible to be carried back to pre-2008 tax years for refunds. As a result, for the three and six months ended June 30, 2018, we reduced income tax expense based on the reversal of $1.5 million of accrued interest and penalties on over-assessed taxes we will not be required to pay under the terms of our settlement with the IRS.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  At March 31, 2018 (i.e., prior to our June 2018 settlement with the IRS), our net unpaid income tax assessment associated with the December 2014 settlement was $7.4 million, such amount excluding unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.3 million at March 31, 2018. Prior to our filing amended return claims that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement, the IRS filed a lien (as is customarily the case), associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences we held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million, and in July 2018 we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and the interest that had been accrued thereon. In due course, we expect the IRS to remove the aforementioned lien associated with the now-paid assessment.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) the period-end and average managed receivables data include the face value of consolidated receivables which are accounted for under the fair value option; and (4) we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of charge off of loans and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $1.7 million for the three months ended June 30, 2018, $2.9 million for the three months ended September 30, 2017, $1.1 million for the three months ended June 30, 2017, $8.6 million for the three months ended March 31, 2017, $10.3 million for the three months ended December 31, 2016, and $2.4 million for the three months ended September 30, 2016. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

A reconciliation of our Loans and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2018		2017				2016
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Loans and fees receivable, gross	13,790	15,557	16,601	18,180	20,102	21,922	24,229	28,313
Fair value adjustment	(5,504)	(6,144)	(5,492)	(6,161)	(7,332)	(8,331)	(8,581)	(9,868)
Loans and fees receivable, at fair value	8,286	9,413	11,109	12,019	12,770	13,591	15,648	18,445

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2018		2017				2016
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$371,331	$337,848	$333,286	$303,080	$267,637	$247,569	$238,493	$219,016
Percent 30 or more days past due	11.8%	12.1%	13.7%	12.1%	11.5%	11.5%	12.7%	11.7%
Percent 60 or more days past due	8.5%	9.1%	9.8%	8.3%	7.8%	8.3%	8.8%	7.8%
Percent 90 or more days past due	5.7%	6.5%	6.5%	5.5%	4.9%	5.5%	5.5%	4.9%
Average managed receivables	$354,590	$335,567	$318,183	$285,359	$257,603	$243,031	$228,755	$206,135
Total yield ratio	41.6%	41.0%	39.5%	36.5%	35.1%	34.8%	33.4%	35.6%
Combined gross charge-off ratio	22.4%	24.2%	20.1%	18.2%	21.1%	22.4%	20.1%	12.6%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer operations (“Direct”) (dollars in thousands). Results of our historical credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2018		2017				2016
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$223,873	$207,231	$206,877	$193,403	180,830	$161,876	$141,261	$110,542
Percent 30 or more days past due	12.4%	12.6%	14.0%	14.0%	12.3%	11.8%	13.4%	13.8%
Percent 60 or more days past due	8.8%	9.4%	10.1%	9.9%	8.4%	8.6%	9.6%	9.5%
Percent 90 or more days past due	5.8%	6.8%	7.2%	6.9%	5.6%	6.1%	6.4%	6.5%
Average APR	24.8%	24.2%	24.2%	26.7%	26.7%	26.5%	26.3%	25.5%
Receivables purchased during period	$74,391	$60,932	$64,036	$59,293	$65,786	$64,617	$60,118	$44,871

	Direct - At or for the Three Months Ended
	2018		2017				2016
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$133,668	$115,060	$109,808	$91,497	$66,705	$63,771	$73,003	$80,161
Percent 30 or more days past due	11.5%	12.2%	12.9%	8.3%	9.3%	10.8%	10.8%	7.9%
Percent 60 or more days past due	8.5%	9.2%	9.1%	5.0%	6.2%	7.4%	6.9%	4.9%
Percent 90 or more days past due	5.9%	6.4%	5.3%	2.7%	3.4%	3.8%	3.6%	2.3%
Average APR	27.2%	26.9%	27.5%	28.5%	28.0%	27.8%	28.3%	29.2%
Receivables purchased during period	$48,966	$33,747	$38,338	$38,005	$15,051	$5,782	$5,602	$15,852

The following discussion relates to the tables above.
Managed receivables levels. We experienced overall quarterly growth for the last eight quarters related to our current product offerings with over $110.0 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from June 30, 2017 to June 30, 2018. The addition of large point‑of‑sale retail partners and ongoing purchases of receivables from existing retail partners during 2016 and 2017 helped grow our point-of-sale receivables into the second quarter of 2018. Similarly, our direct-to-consumer acquisitions continued to grow into the second quarter of 2018 as we acquired receivables associated with new account originations. Towards the end of 2016, we changed the product mix of direct-to-consumer receivables we purchased such that new receivable acquisitions in this business line decreased for the last two quarters of 2016 and the first quarter of 2017. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2018, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships or timing of acquisition of new retail partnerships could adversely affect new loan acquisition levels.

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

As we continue to invest in our newer point-of-sale and direct-to-consumer receivables, our delinquency rates have increased when compared to the same periods in prior years. This is largely a result of the risk profiles (and corresponding expected returns) for these receivables. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. This trend can be seen in periods of large growth in the charts above which result in artificially low delinquency rates. If and when growth for these product lines moderates, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, we expect to continue to see seasonal payment patterns on these receivables which impact our delinquencies. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

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

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Our recent combined gross charge-off ratios benefited in the first few quarters of 2016 from growth we experienced in our point-of-sale operations and more directly from growth in our direct-to-consumer receivables. Many of these receivables reached peak charge off periods in the fourth quarter of 2016 but continued to negatively impact the first and second quarters of 2017. Additionally, we made substantial investments in our personal loan offerings in the second quarter of 2016 which did not reach their peak-charge off period until the fourth quarter of 2016, thus positively impacting our third quarter 2016 combined gross charge-off ratios and negatively impacting the same ratios in the fourth quarter of 2016 and the first and second quarters of 2017. Our fourth quarter 2017 and first quarter 2018 combined gross charge-off ratios reflect further significant investments during the second and third quarters in 2017 in direct-to-consumer receivables, which reached their peak charge off periods during the fourth quarter of 2017 and first quarter of 2018. Second quarter declines in the gross charge-off ratio are reflective of this as well.

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

Collectively, as of June 30, 2018, we served more than 585 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2018		2017				2016
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$83,872	$78,436	$77,213	$74,923	$76,387	$72,121	$76,433	$73,624
Percent 30 or more days past due	10.8%	8.8%	12.8%	13.0%	11.7%	10.0%	14.2%	12.7%
Percent 60 or more days past due	3.6%	3.3%	5.0%	5.0%	4.0%	4.2%	5.4%	4.5%
Percent 90 or more days past due	1.4%	1.6%	2.4%	2.2%	1.4%	2.1%	2.4%	1.8%
Average managed receivables	$81,154	$77,825	$76,068	$75,655	$74,254	$74,278	$75,029	$75,817
Total yield ratio	38.2%	37.9%	37.9%	38.8%	39.2%	39.3%	39.5%	40.3%
Combined gross charge-off ratio	0.5%	2.1%	3.0%	1.1%	2.5%	2.5%	2.8%	2.9%
Recovery ratio	1.0%	1.5%	1.5%	1.7%	2.0%	1.6%	1.6%	1.1%

Managed receivables.  We expect modest growth in the level of our managed receivables when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its existing locations and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles.

Delinquencies.  Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first and second quarter of 2018 due to a shift in the underlying mix of receivables held that, under certain conditions, require participating dealers to guarantee the performance of the underlying receivables. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. As our investments in these loans grow, we expect that gross charge-off rates will climb slightly over existing rates although as indicated above, the timing of individual dealer-related losses is difficult to predict. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our 5.875% convertible senior notes given their maturity in 2035. As such, the only facilities that could represent near-term significant refunding or refinancing needs as of June 30, 2018 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2019) that is secured by certain receivables and restricted cash	$49.3
Revolving credit facility (expiring November 1, 2019) that is secured by the financial and operating assets of our CAR operations	30.8
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.7
Revolving credit facility (expiring December 21, 2019) that is secured by certain receivables and restricted cash	10.5
Revolving credit facility (expiring June 11, 2020) that is secured by certain receivables and restricted cash	58.1
Revolving credit facility (expiring June 25, 2020) that is secured by certain receivables and restricted cash	13.2
Senior secured term loan from related parties (expiring November 21, 2018) that is secured by certain assets of the Company with an annual interest rate equal to 9.0%	40.0
Total	$221.6

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $40.0 million was outstanding as of June 30, 2018) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

In June 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes which are secured by the receivables and other assets of the trust (of which $58.1 million was outstanding as of June 30, 2018) to a separate unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

The facilities mature on February 8, 2022 and June 11, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003.  At March 31, 2018 (i.e., prior to our June 2018 settlement with the IRS), our net unpaid income tax assessment associated with the December 2014 settlement was $7.4 million, such amount excluding unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.3 million at March 31, 2018. Prior to our filing amended return claims that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement, the IRS filed a lien (as is customarily the case), associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences we held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million, and in July 2018 we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and the interest that had accrued thereon. In due course, we expect the IRS to remove the aforementioned lien associated with the now-paid assessment.

At June 30, 2018, we had $49.6 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three and six months ended June 30, 2018 and 2017 are as follows:

•
During the six months ended June 30, 2018, we generated $10.7 million of cash flows from operations compared to the generation of $10.4 million of cash flows from operations during the six months ended June 30, 2017. The slight increase in cash provided by operating activities was principally related to reimbursements received in the second quarter in respect of one of our portfolios as well as the timing of payments to consumers with respect of the same portfolio in prior periods.

•
During the six months ended June 30, 2018, we used $44.5 million of cash from our investing activities, compared to use of $24.2 million of cash from investing activities during the six months ended June 30, 2017.  This increase is primarily due to: 1) the shrinking size of our historical credit card receivables, resulting in lower corresponding payments from consumers; and 2) increasing levels of investments for 2018 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2017 and which we expect to continue to make throughout 2018. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•
During the six months ended June 30, 2018, we generated $41.3 million of cash in financing activities, compared to our generating $24.1 million of cash in financing activities during the six months ended June 30, 2017. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further discussions related to our financings are found in Note 7, “Notes Payable.”

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

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within those loans and fees receivable that we do not report at fair value. Our loans and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected.

RELATED PARTY TRANSACTIONS

Under a shareholders’ agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Jr., Richard W. Gilbert and certain trusts that were Hanna affiliates, following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that is a party to the agreement may elect to sell his shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the six months ended June 30, 2018 and 2017, we received $137,397 and $132,077, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of June 30, 2018. In November 2017, the agreement was amended to extend the maturity date of the term loan to November 21, 2018. All other terms remain unchanged.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2018, Atlanticus Holdings Corporation had outstanding: $280.7 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $102.7 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, “Notes Payable,” to our consolidated financial statements included herein.
Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of June 30, 2018, our subsidiaries had total liabilities of approximately $365.1 million (including the $280.7 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
April 1- April 30	3,955	$2.06	—	4,826,775
May 1 - May 31	800	$1.67	800	4,825,975
June 1 - June 30	7,698	$2.18	7,698	4,818,277
Total	12,453	$2.11	8,498	4,818,277

(1)
Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 3,955 such shares returned to us during the three months ended June 30, 2018.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1	Outside Director Compensation Package	Filed herewith
10.2	Fourth Amendment to Loan and Security Agreement, dated June 5, 2018	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

August 14, 2018	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)