Form 10-Q
period 2018-09-30
Atlanticus Holdings Corp
filed 2018-11-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2018

of

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

Atlanticus has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Atlanticus is a smaller reporting company and is not a shell company or an emerging growth company.

As of November 6, 2018, 15,376,574 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

Page
PART I. FINANCIAL INFORMATION
Part II. OTHER INFORMATION
Item 5.	Other Information	56
Item 6.	Exhibits	56
	Signatures	57

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2018	2017

Assets
Unrestricted cash and cash equivalents	$29,296	$41,484
Restricted cash and cash equivalents	30,109	29,174
Loans and fees receivable:
Loans and fees receivable, at fair value	7,125	11,109
Loans and fees receivable, gross	480,891	393,898
Allowances for uncollectible loans and fees receivable	(68,258)	(62,970)
Deferred revenue	(40,615)	(36,956)
Net loans and fees receivable	379,143	305,081
Property at cost, net of depreciation	2,724	3,229
Investments in equity-method investees	2,852	4,244
Deposits	488	252
Prepaid expenses and other assets	16,113	42,149
Income tax asset	284	—
Total assets	$461,009	$425,613
Liabilities
Accounts payable and accrued expenses	$107,254	$115,737
Notes payable, at face value	293,298	226,238
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value	6,220	9,240
Convertible senior notes	61,975	61,393
Income tax liability	—	9,132
Total liabilities	508,747	461,740
Commitments and contingencies (Note 9)
Equity
Common stock, no par value, 150,000,000 shares authorized: 15,372,542 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at September 30, 2018; and 15,291,884 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2017	—	—
Additional paid-in capital	212,808	212,785
Accumulated other comprehensive loss	1,502	(2,178)
Retained deficit	(261,772)	(246,640)
Total shareholders’ equity	(47,462)	(36,033)
Noncontrolling interests	(276)	(94)
Total equity	(47,738)	(36,127)
Total liabilities and equity	$461,009	$425,613

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Consumer loans, including past due fees	$41,901	$28,985	$115,325	$81,457
Other	51	34	137	178
Total interest income	41,952	29,019	115,462	81,635
Interest expense	(9,281)	(7,268)	(26,241)	(19,504)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	32,671	21,751	89,221	62,131
Fees and related income on earning assets	9,536	4,166	22,844	10,938
Net recovery of (losses upon) charge off of loans and fees receivable recorded at fair value	(1,957)	2,393	(2,396)	10,763
Provision for losses on loans and fees receivable recorded at net realizable value	(32,798)	(24,087)	(65,265)	(50,484)
Net interest income, fees and related income on earning assets	7,452	4,223	44,404	33,348
Other operating income:
Servicing income	382	1,034	1,646	2,984
Other Income	898	590	2,185	939
Equity in income (loss) of equity-method investees	(49)	164	491	902
Total other operating income	1,231	1,788	4,322	4,825
Other operating expense:
Salaries and benefits	5,838	5,589	17,738	17,102
Card and loan servicing	9,286	8,394	27,378	23,078
Marketing and solicitation	3,649	2,930	8,088	9,544
Depreciation	234	236	698	789
Other	5,725	3,352	14,871	14,029
Total other operating expense	24,732	20,501	68,773	64,542
Loss before income taxes	(16,049)	(14,490)	(20,047)	(26,369)
Income tax benefit (expense)	(121)	22	4,733	3,847
Net loss	(16,170)	(14,468)	(15,314)	(22,522)
Net (income) loss attributable to noncontrolling interests	78	1	182	(1)
Net loss attributable to controlling interests	$(16,092)	$(14,467)	$(15,132)	$(22,523)
Net loss attributable to controlling interests per common share—basic	$(1.16)	$(1.04)	$(1.09)	$(1.61)
Net loss attributable to controlling interests per common share—diluted	$(1.16)	$(1.04)	$(1.09)	$(1.61)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(16,170)	$(14,468)	$(15,314)	$(22,522)
Other comprehensive income:
Foreign currency translation adjustment	1,154	(1,721)	3,680	(1,721)
Reclassifications of foreign currency translation adjustment to Other operating expense on the consolidated statements of operations	—	—	—	—
Income tax expense related to other comprehensive income	—	625	—	625
Comprehensive loss	(15,016)	(15,564)	(11,634)	(23,618)
Comprehensive loss (income) attributable to noncontrolling interests	78	1	182	(1)
Comprehensive loss attributable to controlling interests	$(14,938)	$(15,563)	$(11,452)	$(23,619)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

For the Nine Months Ended September 30, 2018 (Unaudited)

(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity

Balance at December 31, 2017	15,291,884	$—	$212,785	$(2,178)	$(246,640)	$(94)	$(36,127)
Stock options exercises and proceeds related thereto	14,000	—	32	—	—	—	32
Compensatory stock issuances, net of forfeitures	346,177	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	708	—	—	—	708
Redemption and retirement of shares	(279,519)	—	(717)	—	—	—	(717)
Other comprehensive income (loss)	—	—	—	3,680	(15,132)	(182)	(11,634)
Balance at September 30, 2018	15,372,542	$—	$212,808	$1,502	$(261,772)	$(276)	$(47,738)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(15,314)	$(22,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	698	789
(Net recovery of) losses upon charge off of loans and fees receivable recorded at fair value	2,396	(10,763)
Provision for losses on loans and fees receivable	65,265	50,484
Interest expense from accretion of discount on notes	661	592
Income from accretion of discount associated with receivables purchases	(55,445)	(41,961)
Unrealized gain on loans and fees receivable and underlying notes payable held at fair value	(5,617)	(4,504)
Amortization of deferred loan costs	1,131	628
Income from equity-method investments	(491)	(902)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(6,744)	12,206
Decrease in income tax liability	(9,417)	(4,084)
(Increase) decrease in deposits	(237)	199
(Decrease) increase in accounts payable and accrued expenses	(5,680)	21,846
Other	27,143	(14,023)
Net cash used in operating activities	(1,651)	(12,015)
Investing activities
Proceeds from equity-method investees	1,883	2,882
Investments in earning assets	(429,899)	(335,664)
Proceeds from earning assets	352,948	282,064
Purchases and development of property, net of disposals	(193)	(229)
Net cash used in investing activities	(75,261)	(50,947)
Financing activities
Noncontrolling interests contributions, net	—	7
Proceeds from exercise of stock options	32	—
Purchase and retirement of outstanding stock	(717)	(286)
Proceeds from borrowings	337,565	243,945
Repayment of borrowings	(271,715)	(176,417)
Net cash provided by financing activities	65,165	67,249
Effect of exchange rate changes on cash	494	313
Net (decrease) increase in cash and cash equivalents	(11,253)	4,600
Cash and cash equivalents at beginning of period	70,658	92,641
Cash and cash equivalents at end of period	$59,405	$97,241
Supplemental cash flow information
Cash paid for interest	$25,528	$19,214
Net cash income tax payments	$4,684	$238
Supplemental non-cash information
Issuance of stock options and restricted stock	$678	$1,364
Notes payable associated with capital leases	$—	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partners to originate consumer loans through multiple channels, including retail point-of-sale, direct mail solicitation, on-line and through partner relationships. In the retail credit (the “point-of-sale” operations) channel, we partner with retailers and service providers in various industries across the United States (“U.S.”) to enable them to provide credit to their customers for the purchase of goods and services. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second look” credit service in various industries across the U.S. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers (collectively, the “direct-to-consumer” operations) through additional channels enabling them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail solicitation and partnerships with third parties. Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties.

Beyond these activities within our Credit and Other Investments segment, we continue to service portfolios of historical credit card receivables. One of our historical portfolios of credit card receivables is encumbered by non-recourse structured financing, and for this portfolio our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolio are insufficient to allow for full repayment of the financing.

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

As of September 30, 2018 and December 31, 2017, the weighted average remaining accretion period for the $40.6 million and $37.0 million of deferred revenue reflected in the consolidated balance sheets was 12 months and 11 months, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans and fees receivable by class of receivable is as follows:

For the three months ended September 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(19.9)	$(1.5)	$(33.4)	$(54.8)
Provision for loan losses	(14.0)	0.3	(19.1)	(32.8)
Charge offs	7.4	0.4	13.1	20.9
Recoveries	(0.2)	(0.2)	(1.2)	(1.6)
Balance at end of period	$(26.7)	$(1.0)	$(40.6)	$(68.3)

For the nine months ended September 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)
Provision for loan losses	(29.1)	0.6	(36.8)	(65.3)
Charge offs	20.9	1.4	42.3	64.6
Recoveries	(0.3)	(0.7)	(3.6)	(4.6)
Balance at end of period	$(26.7)	$(1.0)	$(40.6)	$(68.3)

As of September 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(26.7)	$(0.9)	$(40.6)	$(68.2)
Loans and fees receivable:
Loans and fees receivable, gross	$146.8	$85.3	$248.8	$480.9
Loans and fees receivable individually evaluated for impairment	$—	$0.2	$0.1	$0.3
Loans and fees receivable collectively evaluated for impairment	$146.8	$85.1	$248.7	$480.6

For the three months ended September 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(3.2)	$(2.0)	$(36.0)	$(41.2)
Provision for loan losses	(6.2)	(0.2)	(17.7)	(24.1)
Charge offs	0.7	0.5	13.2	14.4
Recoveries	(0.1)	(0.3)	(0.8)	(1.2)
Balance at end of period	$(8.8)	$(2.0)	$(41.3)	$(52.1)

For the nine months ended September 30, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at beginning of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)
Provision for loan losses	(8.1)	(1.0)	(41.4)	(50.5)
Charge offs	1.9	2.1	42.2	46.2
Recoveries	(1.2)	(1.0)	(2.3)	(4.5)
Balance at end of period	$(8.8)	$(2.0)	$(41.3)	$(52.1)

As of December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.2)	$(0.4)
Balance at end of period collectively evaluated for impairment	$(18.2)	$(2.1)	$(42.3)	$(62.6)
Loans and fees receivable:
Loans and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Loans and fees receivable individually evaluated for impairment	$—	$0.4	$0.2	$0.6
Loans and fees receivable collectively evaluated for impairment	$87.2	$77.4	$228.7	$393.3

An aging of our delinquent loans and fees receivable, gross (in millions) by class of receivable as of September 30, 2018 and December 31, 2017 is as follows:

As of September 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$4.6	$7.6	$9.0	$21.2
60-89 days past due	4.1	2.2	7.6	13.9
90 or more days past due	9.1	1.5	16.7	27.3
Delinquent loans and fees receivable, gross	17.8	11.3	33.3	62.4
Current loans and fees receivable, gross	129.0	74.0	215.5	418.5
Total loans and fees receivable, gross	$146.8	$85.3	$248.8	$480.9
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.3	$—	$1.3

As of December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$3.2	$6.4	$9.0	$18.6
60-89 days past due	3.3	2.1	7.1	12.5
90 or more days past due	4.9	1.9	15.7	22.5
Delinquent loans and fees receivable, gross	11.4	10.4	31.8	53.6
Current loans and fees receivable, gross	75.8	67.4	197.1	340.3
Total loans and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.6	$—	$1.6

Troubled Debt Restructurings. As part of ongoing collection efforts, once an account in our Credit and Other Investments segment is 90 days or more past due, the account is placed on a non-accrual status. Placement on a non-accrual status results in the elimination of the annual percentage rate ( “APR”) charged to an account and a cessation of fee billing. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”).

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts on non-accrual status	13,477	10,041	11,432	6,681
Number of accounts on non-accrual status above that have been re-aged	1,359	504	915	80
Amount of receivables on non-accrual status (in thousands)	$19,352	$10,858	$17,169	$7,067
Amount of receivables on non-accrual status above that have been re-aged (in thousands)	$2,541	$524	$1,570	$86
Carrying value of receivables on non-accrual status (in thousands)	$5,425	$1,889	$4,247	$1,173
TDRs - Performing (carrying value, in thousands)*	$3,306	$1,129	$2,368	$508
TDRs - Nonperforming (carrying value, in thousands)*	$2,119	$760	$1,879	$665

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

	Twelve Months Ended
	September 30, 2018		September 30, 2017
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	6,027	3,088	5,400	1,003
Loan balance at time of charge off (in thousands)	$7,385	$2,633	$5,113	$1,581

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services as well as amounts owed to us by third parties. Prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) amounts due from a third party in respect of a servicing agreement totaling $5.2 million as of September 30, 2018, (3) ongoing deferred costs associated with service contracts and (4) investments in consumer finance technology platforms carried at the lower of cost or market valuation.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts which may be owed in respect of one of our portfolios.

Income Taxes

We experienced a negative effective income tax expense rate of 0.8% for the three months ended September 30, 2018, and an effective income tax benefit rate of 23.6% for the nine months ended September 30, 2018; this compares to effective income tax benefit rates of 0.2% and 14.6% for the three and nine months ended September 30, 2017, respectively. Our negative effective income tax expense rate for the three months ended September 30, 2018 differs from the statutory rate, primarily due to the unfavorable effects of our (1) accruals of local, state and foreign income taxes, (2) accruals of interest on liabilities for uncertain tax positions and unpaid taxes, and (3) increase in our valuation allowance associated with net federal deferred tax assets that arose due to our net loss incurred in this period.  A variety of factors influenced our effective income tax benefit rate for the nine months ended September 30, 2018, including (1) an increase in our valuation allowance for the net losses incurred during the period, (2) our accruals of local, state and foreign taxes, and (3) significant net reductions in our accruals of interest on liabilities for uncertain tax positions and unpaid taxes, primarily due to the favorable effects of our settlement in such period of the IRS examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years. Our effective income tax benefit rates for the three and nine months ended September 30, 2017 were below the statutory rate principally due to (1) interest and penalties we accrued on unpaid federal tax liabilities and (2) our establishment of, and increases in, our valuation allowances during such periods against our net federal deferred tax assets that arose during such periods associated with our net loss incurred during such periods.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and nine months ended September 30, 2018, we accrued a net $0.2 million and $0.6 million of income tax-related interest and penalties, respectively. In June 2018, we reached a favorable settlement with the IRS concerning the level of our 2008 net operating losses eligible to be carried back to pre-2008 tax years for refunds. As a result, for the nine months ended September 30, 2018, we reduced income tax expense based on the reversal of $1.6 million of accrued interest on over-assessed taxes we will not be required to pay under the terms of our June 2018 settlement with the IRS, further background on which is set forth below.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. At March 31, 2018 (i.e., prior to our June 2018 settlement with the IRS), our net unpaid income tax assessment associated with the December 2014 settlement was $7.4 million, such amount excluding unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.3 million at March 31, 2018. Prior to our filing amended return claims that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement, the IRS filed a lien (as is customarily the case), associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; subsequently, during the three months ended September 30, 2018, the IRS refunded $0.5 million of our $5.4 million payment. Accordingly, although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for some of the interest and for failure-to-pay penalties related to this matter. We are pursuing complete abatement of the failure-to-pay penalties and removal of the aforementioned lien.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Fees on credit products	$6,823	$3,248	$17,226	$6,351
Changes in fair value of loans and fees receivable recorded at fair value	2,102	1,153	2,597	2,718
Changes in fair value of notes payable associated with structured financings recorded at fair value	577	259	3,020	1,786
Rental revenue	—	—	—	148
Other	34	(494)	1	(65)
Total fees and related income on earning assets	$9,536	$4,166	$22,844	$10,938

The above changes in the fair value of loans and fees receivable recorded at fair value category exclude the impact of current period charge offs associated with these receivables which are separately stated in Net (losses upon) recovery of charge off of loans and fees receivable recorded at fair value on our consolidated statements of operations.  See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

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

	Credit and
Three months ended September 30, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$707	$—	$707
Servicing income	122	260	382
Service charges and other customer related fees	174	17	191
Total Other income	$1,003	$277	$1,280

	Credit and
Nine months ended September 30, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,846	$—	$1,846
Servicing income	862	784	1,646
Service charges and other customer related fees	288	51	339
Total Other income	$2,996	$835	$3,831

(1) Interchange revenue is presented net of customer reward expense.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after September 30, 2018, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than the disclosure related to the sale of asset backed securities as described in Note 7, "Notes Payable".

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both September 30, 2018 and December 31, 2017, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the nine months ended September 30, 2018 and 2017 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$34,164	$7,737	$41,901
Other	51	—	51
Total interest income	34,215	7,737	41,952
Interest expense	(8,920)	(361)	(9,281)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$25,295	$7,376	$32,671
Fees and related income on earning assets	$9,509	$27	$9,536
Servicing income	$122	$260	$382
Equity in loss of equity-method investees	$(49)	$—	$(49)
(Loss) income before income taxes	$(19,079)	$3,030	$(16,049)
Income tax benefit (expense)	$1,055	$(1,176)	$(121)

Nine months ended September 30, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$93,028	$22,297	$115,325
Other	137	—	137
Total interest income	93,165	22,297	115,462
Interest expense	(25,274)	(967)	(26,241)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$67,891	$21,330	$89,221
Fees and related income on earning assets	$22,781	$63	$22,844
Servicing income	$862	$784	$1,646
Equity in income of equity-method investees	$491	$—	$491
(Loss) income before income taxes	$(28,329)	$8,282	$(20,047)
Income tax benefit (expense)	$6,694	$(1,961)	$4,733
Total assets	$387,430	$73,579	$461,009

Three months ended September 30, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$21,901	$7,084	$28,985
Other	34	—	34
Total interest income	21,935	7,084	29,019
Interest expense	(6,998)	(270)	(7,268)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$14,937	$6,814	$21,751
Fees and related income on earning assets	$4,137	$29	$4,166
Servicing income	$831	$203	$1,034
Equity in income of equity-method investees	$164	$—	$164
(Loss) income before income taxes	$(16,547)	$2,057	$(14,490)
Income tax benefit (expense)	$655	$(633)	$22

Nine months ended September 30, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$60,320	$21,137	$81,457
Other	178	—	178
Total interest income	60,498	21,137	81,635
Interest expense	(18,758)	(746)	(19,504)
Net interest income before fees and related income on earning assets and provision for losses on loans and fees receivable	$41,740	$20,391	$62,131
Fees and related income on earning assets	$10,859	$79	$10,938
Servicing income	$2,332	$652	$2,984
Depreciation of rental merchandise	$(27)	$—	$(27)
Equity in income of equity-method investees	$902	$—	$902
(Loss) income before income taxes	$(32,071)	$5,702	$(26,369)
Income tax benefit (expense)	$5,677	$(1,830)	$3,847
Total assets	$363,526	$65,541	$429,067

4.	Shareholders’ Equity

During the three and nine months ended September 30, 2018, we repurchased and contemporaneously retired 260,060 and 279,519 shares of our common stock at an aggregate cost of $676,000 and $717,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and nine months ended September 30, 2017, we repurchased and contemporaneously retired 107,916 and 114,618 shares of our common stock at an aggregate cost of $268,000 and $286,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at September 30, 2018 and December 31, 2017, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at September 30, 2018 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	September 30, 2018	December 31, 2017
Loans and fees receivables, at fair value	$4,151	$6,123
Total assets	$4,298	$6,392
Total liabilities	$20	$26
Members’ capital	$4,278	$6,366

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net interest income, fees and related income (loss) on earning assets	$(73)	$607	$739	$1,111
Net income (loss)	$(135)	$511	$534	$908
Net income (loss) attributable to our equity investment investee	$(49)	$164	$491	$902

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2018 and December 31, 2017 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2018 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$395,920	$372,018
Loans and fees receivable, at fair value	$—	$—	$7,125	$7,125

Assets – As of December 31, 2017 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$324,945	$293,972
Loans and fees receivable, at fair value	$—	$—	$11,109	$11,109

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2018 and 2017:

	Loans and Fees Receivables, at Fair Value
	2018	2017
Balance at January 1,	$11,109	$15,648
Total gains—realized/unrealized:
Net revaluations of loans and fees receivable, at fair value	2,597	2,718
Settlements	(6,567)	(6,398)
Impact of foreign currency translation	(14)	51
Balance at September 30,	$7,125	$12,019

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2018 and December 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurements	Fair Value at September 30, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)

Loans and fees receivable, at fair value	$7,125	Discounted cash flows	Gross yield	25.8% to 30.0% (26.3%)
			Principal payment rate	2.3% to 3.3% (2.4%)
			Expected credit loss rate	9.3% to 11.0% (9.5%)
			Servicing rate	12.8% to 16.4% (13.3%)
			Discount rate	14.6% to 14.6% (14.6%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurements	Fair Value at December 31, 2017 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)

Loans and fees receivable, at fair value	$11,109	Discounted cash flows	Gross yield	15.8% to 27.4% (24.5%)
			Principal payment rate	1.9% to 3.6% (2.6%)
			Expected credit loss rate	9.4% to 10.4% (9.7%)
			Servicing rate	10.2% to 12.3% (10.5%)
			Discount rate	6.0% to 14.2% (12.8%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2018 and December 31, 2017 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$223,593	$223,593
Amortizing debt facilities	$—	$—	$69,705	$69,705
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$46,788	$—	$61,975
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$6,220	$6,220

Liabilities - As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$160,854	$160,854
Amortizing debt facilities	$—	$—	$65,384	$65,384
Senior secured term loan	$—	$—	$40,000	$40,000
5.875% convertible senior notes	$—	$43,588	$—	$61,393
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$9,240	$9,240

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2018 and 2017.

	Notes Payable Associated with Structured Financings, at Fair Value
	2018	2017
Beginning balance, January 1,	$9,240	$12,276
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(3,020)	(1,786)
Repayments on outstanding notes payable, net	—	(721)
Ending balance, September 30,	$6,220	$9,769

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2018 and December 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurements	Fair Value at September 30, 2018 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$6,220	Discounted cash flows	Gross yield	25.8%
			Principal payment rate	2.3%
			Expected credit loss rate	9.3%
			Discount rate	14.6%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurements	Fair Value at December 31, 2017 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$9,240	Discounted cash flows	Gross yield	25.9%
			Principal payment rate	2.5%
			Expected credit loss rate	9.4%
			Discount rate	14.2%

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2018 and December 31, 2017 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2018	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$1,306	$8,437
Aggregate fair value of loans and fees receivable that are reported at fair value	$905	$6,220
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$2	$7
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$26	$218

As of December 31, 2017	Loans and Fees Receivable at Fair Value	Loans and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans and fees receivable that are reported at fair value	$4,416	$11,349
Aggregate fair value of loans and fees receivable that are reported at fair value	$1,869	$9,240
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$17
Aggregate excess of balance of unpaid principal receivables within loans and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans and fees receivable	$107	$369

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2018	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2017
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$6,220	$9,240

7.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2018 and December 31, 2017, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2018 and December 31, 2017, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2018 and December 31, 2017.

	Carrying Amounts at Fair Value as of
	September 30, 2018	December 31, 2017
Amortizing securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of September 30, 2018 ($101.3 million as of December 31, 2017) bearing interest at a weighted average 7.3% interest rate at September 30, 2018 (6.7% at December 31, 2017), which is secured by credit card receivables and restricted cash aggregating $6.2 million as of September 30, 2018 ($9.2 million as of December 31, 2017) in carrying amount	$6.2	$9.2

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $6.2 million in fair value of the structured financing facility included in the above table is $6.2 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at September 30, 2018.

Beyond our role as servicer of the underlying assets within the credit cards receivables structured financing, we have provided no other financial or other support to the structure, and we have no explicit or implicit arrangements that could require us to provide financial support to the structure.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of September 30, 2018 and December 31, 2017 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2018	December 31, 2017
Revolving credit facilities at a weighted average interest rate equal to 9.8% at September 30, 2018 (7.8% at December 31, 2017) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $315.1 million as of September 30, 2018 ($216.0 million at December 31, 2017)
Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2019) (1)	30.1	24.8
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2019) (2) (3) (4)	49.5	49.4
Revolving credit facility, not to exceed $12.0 million (expiring December 21, 2019) (2) (3) (4)	10.8	3.8
Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (2) (3) (4)	19.8	19.8
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (2) (5)	47.0	65.0
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2020) (2) (5)	68.8	—
Revolving credit facility, not to exceed $15.0 million (expiring June 25, 2020) (2) (3) (4)	13.3	7.5
Revolving credit facility, not to exceed $50.0 million (expiring September 19, 2021) (2) (3) (4)	10.0	—

Amortizing facilities at a weighted average interest rate equal to 6.7% at September 30, 2018 (6.0% at December 31, 2017) secured by certain receivables and restricted cash with a combined aggregate carrying amount of $61.2 million as of September 30, 2018 ($77.9 million as of December 31, 2017)

Amortizing debt facility (repaid in March 2018) (2) (3) (6)	—	3.7
Amortizing debt facility (repaid in June 2018) (2) (3) (6)	—	18.3
Amortizing debt facility (repaid in September 2018) (2) (3)	—	6.0
Amortizing debt facility (expiring November 30, 2018) (2) (3) (4) (6)	3.7	20.5
Amortizing debt facility (expiring April 22, 2019) (2) (3) (4) (6)	15.2	10.0
Amortizing debt facility (expiring September 29, 2019) (2) (3) (4) (6)	28.7	—
Other facilities
Senior secured term loan to related parties (expiring November 21, 2018) that is secured by certain assets of the Company with an annual rate equal to 9.0% (5)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	336.9	268.8
Unamortized debt issuance costs and discounts	(3.6)	(2.6)
Total notes payable outstanding	$333.3	$266.2

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

(3)	These notes reflect modifications to either extend the maturity date, increase the loaned amount or both.
(4)	Loans were paid down subsequent to September 30, 2018 as part of securitization discussed below.
(5)	See below for additional information.
(6)	Loans are comprised of five tranches with the same lenders. Terms and conditions are substantially identical with the exception of maturity date as indicated in the table above.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of September 30, 2018. In November 2017, the agreement was amended to extend the maturity date of the term loan to November 21, 2018. All other terms remain unchanged.

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $47.0 million was outstanding as of September 30, 2018) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes range from 8.0% to 14.0%.

In June 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes which are secured by the receivables and other assets of the trust (of which $68.8 million was outstanding as of September 30, 2018) to a separate unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25%.

The facilities mature on February 8, 2022 and June 11, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables.  A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables, noted in the table above, and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 18-month amortization period.  The weighted average interest rate on the securities is 5.76%.

8.	Convertible Senior Notes

In November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due November 30, 2035. The convertible senior notes are unsecured, subordinate to existing and future secured obligations and structurally subordinate to existing and future claims of our subsidiaries’ creditors. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.   No put rights exist under our convertible senior notes.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	September 30, 2018	December 31, 2017
Face amount of 5.875% convertible senior notes	$88,280	$88,280
Discount	(26,305)	(26,887)
Net carrying value	$61,975	$61,393
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

9.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $563.7 million at September 30, 2018. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2018, CAR had unfunded outstanding floor-plan financing commitments totaling $8.4 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $9.9 million remains pledged as of September 30, 2018 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2018, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

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

10.	Net Loss Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net loss attributable to controlling interests per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to controlling interests	$(16,092)	$(14,467)	$(15,132)	$(22,523)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,908	13,984	13,898	13,964
Effect of dilutive stock compensation arrangements (2)	—	13	—	23
Diluted (including unvested share-based payment awards) (1)	13,908	13,997	13,898	13,987
Net loss attributable to controlling interests per common share—basic	$(1.16)	$(1.04)	$(1.09)	$(1.61)
Net loss attributable to controlling interests per common share—diluted	$(1.16)	$(1.04)	$(1.09)	$(1.61)

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 315,707 and 217,245, respectively, for the three and nine months ended  September 30, 2018, compared to 238,967 and 318,253, respectively, for the three and nine months ended  September 30, 2017.

(2)

The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three and nine months ended September 30, 2018 and 2017, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 8, “Convertible Senior Notes,” for a further discussion of these convertible securities.

11.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  As of September 30, 2018, 90,292 shares remained available for issuance under the ESPP and 732,826 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to additional paid-in capital during the three and nine months ended September 30, 2018 and 2017.

Restricted Stock

During the nine months ended September 30, 2018 and 2017, we granted 346,177 and 102,000 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $0.6 million and $0.3 million, respectively. We incurred expenses of $0.3 million and $0.6 million during the nine months ended September 30, 2018 and 2017, respectively, related to restricted stock awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2018, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.5 million with a weighted-average remaining amortization period of 2.5 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant.   The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.2 million, $0.5 million, $0.2 million and $0.7 million related to stock option-related compensation costs during the three and nine months ended September 30, 2018 and 2017, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	September 30, 2018
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,619,334	$3.04
Issued	33,500	$1.77
Exercised	(14,000)	$2.27
Cancelled/Forfeited	(11,334)	$3.04
Outstanding at September 30, 2018	2,627,500	$3.02	2.6	$403,800
Exercisable at September 30, 2018	1,165,316	$3.10	1.8	$180,126

We had $0.5 million and $0.9 million of unamortized deferred compensation costs associated with non-vested stock options as of September 30, 2018 and December 31, 2017, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2017, where certain terms have been defined.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 22-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit, personal loans, and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second-look” credit service. Additionally, we support lenders who market general purpose personal loans and credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail solicitation and partnerships with third parties. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of credit. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need. In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services.

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

We closely monitor and manage our expenses based on current product offerings. At this time, we are maintaining our infrastructure and incurring increased overhead and other costs in order to expand point-of-sale and direct-to-consumer finance and credit solutions and new product offerings that we believe have the potential to grow into our existing infrastructure and allow for long-term shareholder returns.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2018	2017	from 2017 to 2018
Total interest income	$41,952	$29,019	$12,933
Interest expense	(9,281)	(7,268)	(2,013)
Fees and related income on earning assets:
Fees on credit products	6,823	3,248	3,575
Changes in fair value of loans and fees receivable recorded at fair value	2,102	1,153	949
Changes in fair value of notes payable associated with structured financings recorded at fair value	577	259	318
Other	34	(494)	528
Other operating income:
Servicing income	382	1,034	(652)
Other income	898	590	308
Equity in income (loss) of equity-method investee	(49)	164	(213)
Total	$43,438	$27,705	$15,733
Net losses upon (recovery of) charge off of loans and fees receivable recorded at fair value	1,957	(2,393)	(4,350)
Provision for losses on loans and fees receivable recorded at net realizable value	32,798	24,087	(8,711)
Other operating expenses:
Salaries and benefits	5,838	5,589	(249)
Card and loan servicing	9,286	8,394	(892)
Marketing and solicitation	3,649	2,930	(719)
Depreciation	234	236	2
Other	5,725	3,352	(2,373)
Net loss	(16,170)	(14,468)	(1,702)
Net loss attributable to noncontrolling interests	78	1	77
Net loss attributable to controlling interests	(16,092)	(14,467)	(1,625)

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2018	2017	from 2017 to 2018
Total interest income	$115,462	$81,635	$33,827
Interest expense	(26,241)	(19,504)	(6,737)
Fees and related income on earning assets:
Fees on credit products	17,226	6,351	10,875
Changes in fair value of loans and fees receivable recorded at fair value	2,597	2,718	(121)
Changes in fair value of notes payable associated with structured financings recorded at fair value	3,020	1,786	1,234
Rental revenue	—	148	(148)
Other	1	(65)	66
Other operating income:
Servicing income	1,646	2,984	(1,338)
Other income	2,185	939	1,246
Equity in income of equity-method investee	491	902	(411)
Total	$116,387	$77,894	$38,493
Net losses upon (recovery of) charge off of loans and fees receivable recorded at fair value	2,396	(10,763)	(13,159)
Provision for losses on loans and fees receivable recorded at net realizable value	65,265	50,484	(14,781)
Other operating expenses:
Salaries and benefits	17,738	17,102	(636)
Card and loan servicing	27,378	23,078	(4,300)
Marketing and solicitation	8,088	9,544	1,456
Depreciation	698	789	91
Other	14,871	14,029	(842)
Net loss	(15,314)	(22,522)	7,208
Net loss attributable to noncontrolling interests	182	(1)	183
Net loss attributable to controlling interests	(15,132)	(22,523)	7,391

Three and Nine Months Ended September 30, 2018, Compared to Three and Nine Months Ended September 30, 2017

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $284.9 million as of September 30, 2017 to $395.6 million as of September 30, 2018. These increases were partially offset, however, by continued net liquidations of our historical credit card receivable portfolios over the past year. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations for the remainder of 2018 and early 2019. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. Despite anticipated increases in point-of-sale and direct-to-consumer receivables, continued net liquidations of our historical credit card receivables will continue to offset some of the expected increases but are not expected to result in overall net declines in interest income period-over-period.

Interest expense. Variations in interest expense are due to our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities offset by new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 7, “Notes Payable,” to our consolidated financial statements. Outstanding notes payable associated with our point-of-sale and direct-to-consumer operations increased from $185.1 million as of September 30, 2017 to $266.8 million as of September 30, 2018. We anticipate additional debt financing over the next few quarters as we continue to acquire receivables, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We expect increasing levels of direct-to-consumer fee income for the remainder of 2018 as we continue to invest in new credit card receivables as part of our direct-to-consumer operations, offset somewhat by diminishing fee income associated with our existing portfolios of liquidating credit card receivables. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further historical credit card receivables liquidations and associated debt amortizing repayments.

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

Other income.  Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to previous credit card account closures and net credit card receivables portfolio liquidations. Given recent growth associated with new credit card offerings and related receivables, we expect ancillary and interchange revenues to grow modestly for the remainder of 2018. Also included within our other income category are gains or losses associated with investments previously made in consumer finance technology platforms carried at the lower of cost or market valuation.

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

Net losses upon (recovery of) charge off of loans and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge-offs as we continue to liquidate our historical credit card receivables. Additionally, net recovery in the three and nine months ended September 30, 2017 reflects the effects of reimbursements received in respect of one of our portfolios. In the three and nine months ended September 30, 2017, these reimbursements exceeded the charge-offs experienced within the portfolio during the period as the reimbursements are not directly associated with the timing of actual charge-offs. The timing of these reimbursements cannot be reliably determined and we currently do not expect that these reimbursements will result in a net recovery of losses upon charge-off for the remainder of 2018.

Provision for losses on loans and fees receivable recorded at net realizable value.  Our provision for losses on loans and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three and nine months ended September 30, 2018 and 2017 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans and fees receivable recorded at net realizable value to a lesser degree. Partially offsetting this increase was a reduction in our provision for loan losses for unearned fees and discounts that may be applicable for outstanding loan receivables and which would serve to reduce the financial impact of an eventual charge-off. The offsetting of unearned fees and discounts against our provision for losses resulted in an initial $3.3 million reduction in the provision recognized for the nine months ended September 30, 2018. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and nine months ended September 30, 2018, relative to the three and nine months ended September 30, 2017, reflect the following:

•

increases in card and loan servicing expenses in the three and nine months ended September 30, 2018 when compared to the three and nine months ended September 30, 2017 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $284.9 million outstanding to $395.6 million outstanding at September 30, 2017 and September 30, 2018, respectively, offset by the continued net liquidations in our historical credit card portfolios, the receivables of which declined from $18.2 million outstanding to $10.5 million outstanding at September 30, 2017 and September 30, 2018, respectively; offset by

•

decreases in marketing and solicitation costs for the nine months ended September 30, 2018 primarily due to volume-related decreases in new accounts and the timing of solicitations during the first nine months of 2018. We expect increased origination and brand marketing support will result in modest overall increases in year-over-year costs (as was apparent for the three months ended September 30, 2018) during the remainder of 2018 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•	increases in other expenses primarily related to realized translation gains and losses recognized during both periods.

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

Income Taxes. We experienced a negative effective income tax expense rate of 0.8% for the three months ended September 30, 2018, and an effective income tax benefit rate of 23.6% for the nine months ended September 30, 2018; this compares to effective income tax benefit rates of 0.2% and 14.6% for the three and nine months ended September 30, 2017, respectively. Our negative effective income tax expense rate for the three months ended September 30, 2018 differs from the statutory rate, primarily due to the unfavorable effects of our (1) accruals of local, state and foreign income taxes, (2) accruals of interest on liabilities for uncertain tax positions and unpaid taxes, and (3) increase in our valuation allowance associated with net federal deferred tax assets that arose due to our net loss incurred in this period.  A variety of factors influenced our effective income tax benefit rate for the nine months ended September 30, 2018, including (1) an increase in our valuation allowance for the net losses incurred during the period, (2) our accruals of local, state and foreign taxes, and (3) significant net reductions in our accruals of interest on liabilities for uncertain tax positions and unpaid taxes, primarily due to the favorable effects of our settlement in such period of the IRS examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years. Our effective income tax benefit rates for the three and nine months ended September 30, 2017 were below the statutory rate principally due to (1) interest and penalties we accrued on unpaid federal tax liabilities and (2) our establishment of, and increases in, our valuation allowances during such periods against our net federal deferred tax assets that arose during such periods associated with our net loss incurred during such periods.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax benefit or expense line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and nine months ended September 30, 2018, we accrued a net $0.2 million and $0.6 million of income tax-related interest and penalties, respectively. In June 2018 we reached a favorable settlement with the IRS concerning the level of our 2008 net operating losses eligible to be carried back to pre-2008 tax years for refunds. As a result, for the nine months ended September 30, 2018, we reduced income tax expense based on the reversal of $1.6 million of accrued interest on over-assessed taxes we will not be required to pay under the terms of our June 2018 settlement with the IRS, further background on which is set forth below.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. At March 31, 2018 (i.e., prior to our June 2018 settlement with the IRS), our net unpaid income tax assessment associated with the December 2014 settlement was $7.4 million, such amount excluding unpaid interest and penalties on the tax assessment, the accruals for which aggregated $4.3 million at March 31, 2018. Prior to our filing amended return claims that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement, the IRS filed a lien (as is customarily the case), associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; subsequently, during the three months ended September 30, 2018, the IRS refunded $0.5 million of our $5.4 million payment. Accordingly, although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for some of the interest and for failure-to-pay penalties related to this matter. We are pursuing complete abatement of the failure-to-pay penalties and removal of the aforementioned lien.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) the period-end and average managed receivables data include the face value of consolidated receivables which are accounted for under the fair value option; and (4) we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which are included as a component of our net recovery of charge off of loans and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $0.4 million for the three months ended September 30, 2018, $1.7 million for the three months ended June 30, 2018, $2.9 million for the three months ended September 30, 2017, $1.1 million for the three months ended June 30, 2017, $8.6 million for the three months ended March 31, 2017, and $10.3 million for the three months ended December 31, 2016. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, it is difficult to determine the future effects of any such reimbursements that may be received.

A reconciliation of our Loans and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2018			2017				2016
	Sept. 30	Jun. 30	Mar. 31	Dec .31	Sept. 30	Jun. 30	Mar. 31	Dec .31
Loans and fees receivable, gross	10,504	13,790	15,557	16,601	18,180	20,102	21,922	24,229
Fair value adjustment	(3,379)	(5,504)	(6,144)	(5,492)	(6,161)	(7,332)	(8,331)	(8,581)
Loans and fees receivable, at fair value	7,125	8,286	9,413	11,109	12,019	12,770	13,591	15,648

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2018			2017				2016
	Sept. 30	Jun. 30	Mar. 31	Dec .31	Sept. 30	Jun. 30	Mar. 31	Dec .31
Period-end managed receivables	$406,057	$371,331	$337,848	$333,286	$303,080	$267,637	$247,569	$238,493
Percent 30 or more days past due	12.7%	11.8%	12.1%	13.7%	12.1%	11.5%	11.5%	12.7%
Percent 60 or more days past due	9.3%	8.5%	9.1%	9.8%	8.3%	7.8%	8.3%	8.8%
Percent 90 or more days past due	6.4%	5.7%	6.5%	6.5%	5.5%	4.9%	5.5%	5.5%
Averaged managed receivables	$388,694	$354,590	$335,567	$318,183	$285,359	$257,603	$243,031	$228,755
Total yield ratio	43.2%	41.6%	41.0%	39.5%	36.5%	35.1%	34.8%	33.4%
Combined gross charge-off ratio	19.7%	22.4%	24.2%	20.1%	18.2%	21.1%	22.4%	20.1%

The following tables present additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer operations (“Direct”) (dollars in thousands) included in the table above. Results of our historical credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2018			2017				2016
	Sept. 30	Jun. 30	Mar. 31	Dec .31	Sept. 30	Jun. 30	Mar. 31	Dec .31
Period-end managed receivables	$238,851	$223,873	$207,231	$206,877	$193,403	$180,830	$161,876	$141,261
Percent 30 or more days past due	13.4%	12.4%	12.6%	14.0%	14.0%	12.3%	11.8%	13.4%
Percent 60 or more days past due	9.8%	8.8%	9.4%	10.1%	9.9%	8.4%	8.6%	9.6%
Percent 90 or more days past due	6.9%	5.8%	6.8%	7.2%	6.9%	5.6%	6.1%	6.4%
Average APR	24.7%	24.8%	24.2%	24.2%	26.7%	26.7%	26.5%	26.3%
Receivables purchased during period	$70,860	$74,391	$60,932	$64,036	$59,293	$65,786	$64,617	$60,118

	Direct - At or for the Three Months Ended
	2018			2017				2016
	Sept. 30	Jun. 30	Mar. 31	Dec .31	Sept. 30	Jun. 30	Mar. 31	Dec .31
Period-end managed receivables	$156,702	$133,668	$115,060	$109,808	$91,497	$66,705	$63,771	$73,003
Percent 30 or more days past due	12.1%	11.5%	12.2%	12.9%	8.3%	9.3%	10.8%	10.8%
Percent 60 or more days past due	8.9%	8.5%	9.2%	9.1%	5.0%	6.2%	7.4%	6.9%
Percent 90 or more days past due	6.0%	5.9%	6.4%	5.3%	2.7%	3.4%	3.8%	3.6%
Average APR	27.6%	27.2%	26.9%	27.5%	28.5%	28.0%	27.8%	28.3%
Receivables purchased during period	$48,729	$48,966	$33,747	$38,338	$38,005	$15,051	$5,782	$5,602

The following discussion relates to the tables above.

Managed receivables levels. We experienced overall quarterly growth for the last eight quarters related to our current product offerings with over $110.7 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from September 30, 2017 to September 30, 2018. The continued growth of large point-of-sale retail partners and ongoing purchases of receivables from existing retail partners during 2017 and 2018 facilitated the continued growth of our point-of-sale receivables into the third quarter of 2018. Similarly, our direct-to-consumer acquisitions continued to grow into the third quarter of 2018 as we acquired additional receivables during that period. Towards the end of 2016, we changed the product mix of direct-to-consumer receivables we purchased such that new receivable acquisitions in this business line decreased for the last quarter of 2016 and the first quarter of 2017. While we expect continued quarterly growth in our managed receivables balances for all of our products for the remainder of 2018, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships or timing of acquisition of new retail partnerships could adversely affect new loan acquisition levels.  In the third quarter of 2018, our top five retail partnerships accounted for over 54% of the above referenced Retail receivables purchased during the period.

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

As we continue to invest in our newer point-of-sale and direct-to-consumer receivables, our delinquency rates have increased when compared to the same periods in prior years. This is largely a result of the risk profiles (and corresponding expected returns) for these receivables. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. This trend can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderates, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, we expect to continue to see seasonal payment patterns on these receivables which impact our delinquencies. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Our fourth quarter 2017 total yield ratio excludes the impact of our $2.1 million write-down of the carrying value associated with a previous investment in a consumer finance technology platform.

We expect total yield ratios to continue to fluctuate somewhat based on the relative mix of growth in point-of-sale receivables and our higher yielding direct-to-consumer credit card receivables as well as the timing of this growth during the period. This growth will be offset somewhat by the continued liquidation and thus reduced impacts of our historical loans and fees receivable, at fair value.

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

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Our recent combined gross charge-off ratios benefited in the first few quarters of 2016 from growth we experienced in our point-of-sale operations and more directly from growth in our direct-to-consumer receivables. Many of these receivables reached peak charge off periods in the fourth quarter of 2016 but continued to negatively impact the first and second quarters of 2017. Additionally, we made substantial investments in our personal loan offerings in the second quarter of 2016 which did not reach their peak-charge off period until the fourth quarter of 2016, thus negatively impacting the combined gross charge-off ratio in the fourth quarter of 2016 and the first and second quarters of 2017. Our fourth quarter 2017 and first quarter 2018 combined gross charge-off ratios reflect further significant investments during the second and third quarters in 2017 in direct-to-consumer receivables, which reached their peak charge off periods during the fourth quarter of 2017 and first quarter of 2018. Second and third quarter 2018 declines in the gross charge-off ratio are reflective of this as well and are also indicative of some of the seasonal delinquency benefits discussed above.

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

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables in our point-of-sale operations range from 9.99% to 36.0%. For our direct-to-consumer receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect average APRs in 2018 to remain consistent with the average APRs we have experienced over the past several quarters; however, these expectations are largely dependent on the timing and relative mix of receivables acquired.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; or the timing of new customer originations by our lending partners. We currently expect to see slight increases in receivable acquisitions when compared to the same period in prior years. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our banking partner and the availability of capital to fund new purchases. Nonetheless, we expect continued growth in the acquisition of these receivables for the remainder of 2018 and into 2019.

Auto Finance Segment

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

Collectively, as of September 30, 2018, we served more than 590 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2018			2017				2016
	Sept. 30	Jun. 30	Mar. 31	Dec .31	Sept. 30	Jun. 30	Mar. 31	Dec .31
Period-end managed receivables	$85,338	$83,872	$78,436	$77,213	$74,923	$76,387	$72,121	$76,433
Percent 30 or more days past due	13.3%	10.8%	8.8%	12.8%	13.0%	11.7%	10.0%	14.2%
Percent 60 or more days past due	4.3%	3.6%	3.3%	5.0%	5.0%	4.0%	4.2%	5.4%
Percent 90 or more days past due	1.7%	1.4%	1.6%	2.4%	2.2%	1.4%	2.1%	2.4%
Average managed receivables	$84,605	$81,154	$77,825	$76,068	$75,655	$74,254	$74,278	$75,029
Total yield ratio	37.9%	38.2%	37.9%	37.9%	38.8%	39.2%	39.3%	39.5%
Combined gross charge-off ratio	0.9%	0.5%	2.1%	3.0%	1.1%	2.5%	2.5%	2.8%
Recovery ratio	0.9%	1.0%	1.5%	1.5%	1.7%	2.0%	1.6%	1.6%

Managed receivables.  We expect modest growth in the level of our managed receivables when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its existing locations and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. Managed receivable levels are higher in each period of 2018 when compared to the same period in 2017 primarily due to the acquisition of new dealer relationships which has resulted in the ability to purchase higher levels of auto receivables.

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

Total yield ratio.  We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter term product offerings tend to have higher yields. Yields on our CAR products over the last few quarters are consistent with our expectations and we expect our total yield ratio to remain in line with current experience with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter as noted above and the relative mix of receivables in our various product offerings. Additionally, our product offerings in the U.S. territories tend to have slightly lower yields than those offered in the U.S. As such, continued growth in that region also will serve to slightly depress our overall total yield ratio, yet we expect growth in that region to continue to generate attractive returns on assets.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, the only facilities that could represent near-term significant refunding or refinancing needs as of September 30, 2018 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2019) that is secured by certain receivables and restricted cash	$49.5
Revolving credit facility (expiring November 1, 2019) that is secured by the financial and operating assets of our CAR operations	30.1
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.8
Revolving credit facility (expiring December 21, 2019) that is secured by certain receivables and restricted cash	10.8
Revolving credit facility (expiring June 11, 2020) that is secured by certain receivables and restricted cash	68.8
Revolving credit facility (expiring June 25, 2020) that is secured by certain receivables and restricted cash	13.3
Senior secured term loan from related parties (expiring November 21, 2018) that is secured by certain assets of the Company with annual interest rate equal to 9.0%	40.0
Total	$232.3

Further details concerning the above debt facilities and our convertible senior notes are provided in Note 7, “Notes Payable,” and Note 8, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $47.0 million was outstanding as of September 30, 2018) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

In June 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes which are secured by the receivables and other assets of the trust (of which $68.8 million was outstanding as of September 30, 2018) to a separate unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables.

The facilities mature on February 8, 2022 and June 11, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables.  A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 18-month amortization period.  The weighted average interest rate on the securities is 5.76%.  See Note 7 "Notes Payable" to our consolidated financial statements included herein for further information.

At September 30, 2018, we had $29.3 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three and nine months ended September 30, 2018 and 2017 are as follows:

•

During the nine months ended September 30, 2018, we used $1.7 million of cash flows from operations compared to the use of $12.0 million of cash flows from operations during the nine months ended September 30, 2017. The decrease in cash used for operating activities was principally related to reimbursements received in the second quarter of 2018 in respect of one of our portfolios as well as the timing of payments to consumers with respect to the same portfolio in prior periods.

•

During the nine months ended September 30, 2018, we used $75.3 million of cash from our investing activities, compared to use of $50.9 million of cash from investing activities during the nine months ended September 30, 2017.  This increase is primarily due to: 1) the shrinking size of our historical credit card receivables, resulting in lower corresponding payments from consumers; and 2) increasing levels of investments for 2018 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2017 and which we expect to continue to make throughout 2018 and 2019. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the nine months ended September 30, 2018, we generated $65.2 million of cash in financing activities, compared to our generating $67.2 million of cash in financing activities during the nine months ended September 30, 2017. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further discussions related to our financings are found in Note 7, “Notes Payable.”

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase an additional 5,000,000 million shares of our common stock through June 30, 2020.

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

In January 2013, HBR began leasing four employees from us.  HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR.  In the nine months ended September 30, 2018 and 2017, we received $204,379 and $197,563, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of September 30, 2018. In November 2017, the agreement was amended to extend the maturity date of the term loan to November 21, 2018. All other terms remain unchanged.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect receivables, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect the ability or willingness of lenders who utilize our technology platform and related services to market credit products and services to consumers. While the Presidential Administration supports reducing regulatory burdens, the prospects for significant modifications are uncertain. Also, the accounting rules that apply to our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

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

We are party to litigation. We are party to certain legal proceedings which include litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in these matters, and we could decide to settle one or more of our litigation matters in order to avoid the ongoing cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

As of September 30, 2018, Atlanticus Holdings Corporation had outstanding: $307.0 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $95.1 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 7, “Notes Payable,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of September 30, 2018, our subsidiaries had total liabilities of approximately $388.4 million (including the $307.0 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1 - July 31	10,571	$1.93	10,571	4,980,931
August 1 - August 31	222,781	$2.59	214,415	4,766,516
September 1 - September 30	26,708	$2.95	26,708	4,739,808
Total	260,060	$2.60	251,694	4,739,808

(1)

Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 8,366 such shares returned to us during the three months ended September 30, 2018.

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

ATLANTICUS HOLDINGS CORPORATION

November 14, 2018	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)