Form 10-K
period 2018-12-31
Atlanticus Holdings Corp
filed 2019-03-27
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the year ended December 31, 2018

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

Atlanticus believes that its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements during 2018, except as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Atlanticus' Proxy Statement for the 2019 Annual Meeting of Shareholders.

Atlanticus is a smaller reporting company and is not a shell company or an emerging growth company.

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2018 was $13.9 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates, and we also have included 1,459,233 loaned shares at June 30, 2018.)

As of March 13, 2019, 15,956,074 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page
PART I

PART IV
Item 15.	Exhibits and Financial Statement Schedules	34
Item 16.	Form 10-K Summary	37

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

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; changes in collection programs and practices; changes in the credit quality and fair value of our credit card loans, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our point-of-sale finance operations; account growth; the performance of investments that we have made; operating expenses; the impact of bankruptcy law changes; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; the prospect for improvements in the capital and finance markets; future interest costs; sources of funding operations and acquisitions; growth and profitability of our point-of-sale finance operations; our ability to raise funds or renew financing facilities; share repurchases or issuances; debt retirement; the results associated with our equity-method investee; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the availability of adequate financing to support growth;
•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowances for uncollectible loans, interest and fees receivable and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
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

ii

PART I

ITEM 1.	BUSINESS

This Report contains information that we obtained from industry and general publications and research, surveys and studies conducted by third parties.  This information involves many assumptions and limitations, and you are cautioned not to give undue weight to any of this data.  We have obtained this information from sources that we believe are reliable.  However, we have not independently verified market or industry data from third party sources.

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

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. According to data published by FICO (NYSE: FICO), 41.7% of consumers had FICO® scores of 700 or less as of April 2018 which represents a population in excess of 90 million consumers.  The “Report on Economic Well-Being of U.S. Households in 2017” published by the Board of Governors of the Federal Reserve System further states that 40% of adults do not have ready access to $400 to cover an unexpected expense or would cover the expense by selling something or borrowing money, with CareerBuilder noting that 75% of Americans live “paycheck to paycheck”.  These consumers often have short-term, immediate credit needs that are often not effectively met by traditional financial institutions.  By facilitating fairly priced consumer credit alternatives with value added features and benefits specifically curated for the unique needs of this financially underserved consumer, we endeavor to empower consumers on a path to improved financial well-being.

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 22-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. These services of our lending partners are often extended to consumers who may not have access to traditional financing options. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. Additionally, we support lenders who market general purpose credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail and digital marketing solicitation and partnerships with third parties. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of financing. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties.  In this Report, "receivables" refer to receivables we have purchased from our lending partners or from third parties.

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

Credit and Other Investments Segment. Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in receivables from point-of-sale and credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include finance charges, fees and the accretion of discounts associated with the point-of-sale receivables or annual fees on our direct-to-consumer receivables.

As previously discussed, we support lenders who originate a range of consumer loan products over multiple channels. Through our point-of-sale operations, we leverage our flexible technology platform that allows retail partners and service providers to offer loan options to their customers who may have been declined by a primary lender. The same proprietary analytics and infrastructure also allows lenders to offer general purpose loan products directly to consumers with our direct-to-consumer products. We reach these consumers through a diverse origination platform that includes direct mail, digital marketing and partnerships.

We are currently expanding our acquisitions of new receivables associated with credit card accounts. With respect to the credit card accounts underlying our legacy credit card receivables and portfolios, substantially all of the related credit card accounts have been closed to new cardholder purchases since 2009. We continue to service these credit card portfolios as they liquidate and they no longer constitute a meaningful part of our ongoing operations.

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, we price our products to reflect this higher loss rate. As such, our products are subject to greater regulatory scrutiny than the products of prime only lenders who are able to price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations—Credit and Other Investments Segment” and Item 1A, “Risk Factors.”

Auto Finance Segment. The operations of our Auto Finance segment are conducted through our CAR platform, which we acquired in April 2005. CAR primarily purchases and/or services loans secured by automobiles from or for, and also provides floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  We have expanded these operations to also include certain installment lending products in addition to our traditional loans secured by automobiles both in the U.S. and U.S. territories.

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2018, our CAR operations served more than 580 dealers in 33 states, the District of Columbia and two U.S. territories. These operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

How Do We Manage the Receivables and Mitigate Our Risks?

Credit and Other Investments Segment. We manage our investments in receivables using credit scoring, credit file data and our proprietary risk evaluation systems developed and refined over our 22-year operating history. These strategies include the management of transaction authorizations, account renewals, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the receivables. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent receivables.

For our point-of-sale and direct-to-consumer finance activities as well as the accounts that are open to purchases, we generally assist our lending partners with managing credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments. We also assist our lending partners with employing strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a probability of fraudulent use.

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

Our collectors employ various and evolving tools when collecting receivables, and they routinely test and evaluate new tools in their effort toward improving our collections with a greater degree of efficiency and service. These tools include programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. In some instances, we may agree to match the payment on a receivable, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, we may actually settle and adjust finance charges and fees on a receivable, for example, based on a commitment and follow through on a commitment to pay certain portions of the balances owed. Our collectors may also decrease minimum payments owed under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we voluntarily participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a receivable that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success and customer service they achieve.

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

Interest and fees for most credit products we service are discontinued when loans, interest and fees receivable become contractually 90 or more days past due and we charge off loans, interest and fees receivable when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of bankruptcy or death of the obligor. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

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

As discussed above, typically, once an account is 90 days or more past due, the account is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets the additional criteria discussed above, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Thus we do not recognize an impairment or write-down solely due to the re-aging process. Once an account is placed on a non-accrual status, it is closed for further purchases. We believe that re-ages help our customers to manage difficult repayment periods, return to good standing and avoid further deterioration to their credit scores. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Loans, Interest and Fees Receivable-Troubled Debt Restructurings” to our consolidated financial statements included herein for further discussion of TDRs.

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

Consumer and Debtor Protection Laws and Regulations

Credit and Other Investments Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), the federal Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the federal Truth In Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission (“FTC”) Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our lending partners' products are designed for customers at the lower end of the credit score range. These products are priced to reflect the higher credit risk of these customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our finance partners are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to our marketing or collection practices, we could be required to modify or discontinue certain products or practices.

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

We are subject to various U.S. federal and state laws and regulations designed to protect confidential personal and financial data. For example, we must comply with guidelines under the Gramm-Leach-Bliley Act that require each financial institution to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Additionally, various federal banking regulatory agencies, and all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring customer notification in the event of a security breach.

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

Employees

As of December 31, 2018, we had 310 employees, including 6 part-time employees, most of whom are principally employed within the U.S. We consider our relations with our employees to be good. None of our employees are covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.

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

Additional Information

We are headquartered in Atlanta, Georgia, and our principal executive offices are located at Five Concourse Parkway, Suite 300, Atlanta, Georgia 30328. Our headquarters telephone number is (770) 828-2000, and our website is www.Atlanticus.com. We make available free of charge on our website certain of our recent SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  These reports are also available on the SEC's website at http://www.sec.gov.

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

Due to our relative lack of historical experience with Internet consumers, we may not be able to evaluate their creditworthiness. We have less historical experience with respect to the credit risk and performance of receivables owed by consumers acquired over the Internet and other digital channels. As a result, we may not be able to target and evaluate successfully the creditworthiness of these potential consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing products.

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

Despite our recent purchases of credit card receivables, our aggregate credit card receivable balances may fluctuate. The amount of our credit card receivables is a product of a combination of factors, many of which are not in our control. Factors include:

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

Reliance upon relationships with a few large retailers in the point-of-sale finance operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 50% of our outstanding point-of-sale receivables as of December 31, 2018. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of receivables more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which the credit products we service are originated are subject to the jurisdiction of federal, state and local government authorities, including the CFPB, the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking and licensing authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices and the practices of issuing banks, including the terms of products, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries. If as part of these reviews the regulatory authorities conclude that we or issuing banks are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected consumers. They also could require us or issuing banks to stop offering some credit products or obtain licenses to do so, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks that originate credit products using our platform, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We or our issuing banks also may elect to change practices that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to generate new receivables and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

Unless we obtain a bank charter, we cannot issue credit cards. Because we do not have a bank charter, we currently cannot issue credit cards ourselves. Unless we obtain a bank or credit card bank charter, we will continue to provide servicing for banking relationships that provide for the issuance of credit cards to consumers, and acquire interests in receivables originated through such banking relationships. Even if we obtain a bank charter, there may be restrictions on the types of credit that the bank may extend. Our various issuing bank agreements have scheduled expiration dates. If we are unable to extend or execute new agreements with our issuing banks at the expirations of our current agreements with them, or if our existing or new agreements with our issuing banks were terminated or otherwise disrupted, there is a risk that we would not be able to enter into agreements with an alternate issuer on terms that we consider favorable or in a timely manner without disruption of our business.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We generally outsource account and payment processing. If these outsourcing relationships were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar outsourcing arrangement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

As of December 31, 2018, Atlanticus Holdings Corporation had outstanding: $406.7 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $93.3 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, “Notes Payable,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of December 31, 2018, our subsidiaries had total liabilities of approximately $487.3 million (including the $406.7 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

We lease 335,372 square feet of office space in Atlanta, Georgia for our executive offices and the primary operations of our Credit and Other Investments segment. We have sub-leased 254,710 square feet of this office space. Our Auto Finance segment principally operates from 12,807 square feet of leased office space in Lake Mary, Florida, with additional offices and branch locations in various states and territories. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS

On April 4, 2007, we purchased a portfolio of credit card accounts from Barclays Bank PLC (“Barclays”) pursuant to a Sale and Purchase Agreement (the “SPA”).   On May 4, 2017, we sued Barclays in the High Court of Justice Business and Property Courts of England and Wales, Claim No. FL-2017-000003. The claims related to Barclays’ obligation to reimburse us for certain consumer claims and other damages incurred as a result of the SPA and Barclays’ actions and inactions. In conjunction with the lawsuit, Barclays asserted a counterclaim alleging that past reimbursement claims paid to us were not in accordance with its policies.  On December 19, 2018, the Company received £34 million (approximately $42.9 million) from Barclays Bank UK PLC in full and final settlement of this matter.

We are involved in various other legal proceedings that are incidental to the conduct of our business. There are currently no other pending legal proceedings that are expected to be material to us.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.”  As of February 22, 2019, there were 46 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - October 31	2,268	$2.97	2,268	4,737,540
November 1 - November 30	—	$—	—	4,737,540
December 1 - December 31	—	$—	—	4,737,540
Total	2,268	$2.97	2,268	4,737,540

(1)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2020.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. According to data published by FICO (NYSE: FICO), 41.7% of consumers had FICO® scores of 700 or less as of April 2018 which represents a population in excess of 90 million consumers.  The “Report on Economic Well-Being of U.S. Households in 2017” published by the Board of Governors of the Federal Reserve System further states that 40% of adults do not have ready access to $400 to cover an unexpected expense or would cover the expense by selling something or borrowing money, with CareerBuilder noting that 75% of Americans live “paycheck to paycheck”.  These consumers often have short-term, immediate credit needs that are often not effectively met by traditional financial institutions.  By facilitating fairly priced consumer credit alternatives with value added features and benefits specifically curated for the unique needs of this financially underserved consumer, we endeavor to empower consumers on a path to improved financial well-being.

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 22-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. These services of our lending partners are often extended to consumers who may not have access to traditional financing options. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. Additionally, we support lenders who market general purpose credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail and digital marketing solicitation and partnerships with third parties. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of financing. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties.  In this Report, "receivables" refer to receivables we have purchased from our lending partners or from third parties.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2018	2017	from 2017 to 2018
Total interest income	$161,168	$114,707	$46,461
Interest expense	(36,896)	(27,700)	(9,196)
Fees and related income on earning assets:
Fees on credit products	25,694	10,427	15,267
Changes in fair value of loans, interest and fees receivable recorded at fair value	606	3,456	(2,850)
Changes in fair value of notes payable associated with structured financings recorded at fair value	3,589	2,315	1,274
Rental revenue	—	148	(148)
Other	103	(2,057)	2,160
Other operating income:
Servicing income	1,969	3,854	(1,885)
Other income	39,820	1,419	38,401
Equity in income of equity-method investee	581	1,158	(577)
Total	$196,634	$107,727	$88,907
Net losses upon (recovery of) charge off of loans, interest and fees receivable recorded at fair value	549	(9,460)	(10,009)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	100,338	77,612	(22,726)
Other operating expenses:
Salaries and benefits	23,430	22,751	(679)
Card and loan servicing	37,145	31,534	(5,611)
Marketing and solicitation	12,124	13,070	946
Depreciation	987	1,021	34
Other	18,579	18,449	(130)
Net income (loss)	7,612	(40,872)	48,484
Net loss attributable to noncontrolling interests	244	91	153
Net income (loss) attributable to controlling interests	7,856	(40,781)	48,637

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $316.7 million as of December 31, 2017 to $453.3 million as of December 31, 2018. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations in 2019. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable associated with our point-of-sale and direct-to-consumer operations increased from $204.0 million as of December 31, 2017 to $366.7 million as of December 31, 2018. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Fees and related income on earning assets. The significant factors affecting our differing levels of fees and related income on earning assets include:

•

increases in fees on credit products, primarily associated with growth in direct-to-consumer products and to a lesser degree by growth in point-of-sale finance products, offset somewhat by general net declines in legacy credit card receivables;

•	the effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below; and
•	a $2.1 million write-down in 2017 of the carrying value associated with investments previously made in consumer finance technology platforms carried at the lower of cost or market valuation.

We expect increasing levels of direct-to-consumer fee income in 2019 as we continue to invest in new credit card receivables as part of our direct-to-consumer operations. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further legacy credit card receivables liquidations and associated debt repayments.

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

Other income. Historically included within our other income category are ancillary and interchange revenues, which are now relatively insignificant for us due to previous credit card account closures and net credit card receivables portfolio liquidations. Given recent growth associated with new credit card offerings and related receivables, we expect ancillary and interchange revenues to grow modestly throughout the year. Also included within our other income category for the year ended December 31, 2018, is the receipt of £34 million (approximately $42.9 million) in settlement of previously-disclosed litigation, resulting in income recognition of approximately $36.2 million after adjusting for amounts previously recorded.

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

Net losses upon (recovery of) charge off of loans, interest and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge-offs as we continue to liquidate our legacy credit card receivables. Additionally, net recovery in the year ended December 31, 2017 reflects the effects of reimbursements received in respect of one of our portfolios. For the year ended December 31, 2017, these reimbursements exceeded the charge-offs experienced within the portfolio during the period as the reimbursements are not directly associated with the timing of actual charge-offs. A reduction in the amount of these reimbursements during 2018 resulted in net losses for that period.  We currently do not expect further reimbursements will result in a net recovery of losses upon impairment, and do not expect such reimbursements to have a material impact on charge-offs in 2019.

Provision for losses on loans, interest and fees receivable recorded at net realizable value. Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the years ended December 31, 2018 and 2017 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans, interest and fees receivable recorded at net realizable value to a lesser degree. Partially offsetting this increase was a reduction in our provision for loan losses for unearned fees and discounts that may be applicable for outstanding loan receivables and which would serve to reduce the financial impact of an eventual charge-off. The offsetting of unearned fees and discounts against our provision for losses resulted in an initial $3.3 million reduction in the provision recognized for the twelve months ended December 31, 2018. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the year ended December 31, 2018, relative to the year ended December 31, 2017, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs.  We expect some marginal increase in this cost for 2019 when compared to 2018 as we expect our receivables to continue to grow;

•

increases in card and loan servicing expenses in the year ended December 31, 2018 when compared to the year ended December 31, 2017 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $316.7 million outstanding to $453.3 million outstanding at December 31, 2017 and December 31, 2018, respectively, offset by the continued net liquidations in our legacy credit card portfolios, the receivables of which declined from $16.6 million outstanding to $9.6 million outstanding at December 31, 2017 and December 31, 2018, respectively;

•	decreases in marketing and solicitation costs for the year ended December 31, 2018 primarily due to volume-related decreases in new accounts and the timing of solicitations during 2018. We expect increased origination and brand marketing support will result in overall increases in year-over-year expenditures during 2019.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our legacy credit card receivables. This trend is gradually reversing as we continue to grow our earning assets (including loans, interest and fees receivable) based principally on growth of point-of-sale and direct-to-consumer receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels with minimal growth in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs as we were able to better utilize our fixed costs to grow our asset base. We continue to manage our costs effectively.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer credit card-related operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then, depending upon the earnings generated from our Auto Finance segment and our liquidating credit card portfolios, we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced a negative effective income tax expense rate of 118.6% for the year ended December 31, 2018, compared to an effective income tax benefit rate of 13.5% for the year ended December 31, 2017. Our negative effective income tax expense rate for the year ended December 31, 2018 is significantly below the statutory rate principally as a result of our settlement during 2018 of an IRS examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years. The settlement resulted in a decrease in our federal tax valuation allowance and net reductions in our accruals of interest on liabilities for uncertain tax positions and unpaid taxes. Our effective income tax benefit rate for the year ended December 31, 2017 was below the statutory rate principally due to (1) interest and penalties that we accrued on unpaid federal tax liabilities and (2) our establishment of valuation allowances against our net federal deferred tax assets associated with our net loss incurred in that year.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  For 2018, we reported a net reversal of income tax-related interest and penalties of $1.2 million within our income tax line item, and, for 2017, we reported net income tax-related interest and penalties of $0.5 million within our income tax line item.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; subsequently, during the three months ended September 30, 2018, the IRS refunded $0.5 million of our $5.4 million payment. Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for some of the interest and for failure-to-pay penalties related to this matter. We are pursuing complete abatement of the failure-to-pay penalties, and once this matter is resolved and we pay any remaining interest liability, we expect the IRS to remove the aforementioned lien in due course.

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

We record (i) the finance charges, discount accretion and late fees assessed on our Credit and Other Investments segment receivables in the interest income - consumer loans, including past due fees category on our consolidated statements of operations, (ii) the rental revenue, annual, activation, monthly maintenance, returned-check, cash advance and other fees in the fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our provision for losses on loans, interest and fees receivable on our consolidated statements of operations (for all credit product receivables other than those for which we have elected the fair value option) and within net losses upon (recovery of) charge off of loans, interest and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

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

Managed Receivables

We make various references within our discussion of the Credit and Other Investments segment to our managed receivables. Our managed receivables data includes only the performance of those receivables underlying consolidated subsidiaries and excludes from managed receivables data the performance of receivables held by our equity method investee. As the receivables underlying our equity method investee reflect a diminishing portion of our overall receivables base, we do not believe their inclusion or exclusion in the overall results is material. Additionally, we calculate average managed receivables based on the quarter ending balances.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) the period-end and average managed receivables data include the face value of receivables which are accounted for under the fair value option; and (4) when applicable, we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of impairment of loans, interest and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $0.4 million for the three months ended September 30, 2018, $1.7 million for the the three months ended June 30, 2018, $2.9 million for the three months ended September 30, 2017, $1.1 million for the three months ended June 30, 2017, and $8.6 million for the three months ended March 31, 2017. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, we do not expect to receive any further material reimbursements with respect to this portfolio.

A reconciliation of our Loans, interest and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2018				2017
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Loans, interest and fees receivable, gross	9,575	10,504	13,790	15,557	16,601	18,180	20,102	21,922
Fair value adjustment	(3,269)	(3,379)	(5,504)	(6,144)	(5,492)	(6,161)	(7,332)	(8,331)
Loans, interest and fees receivable, at fair value	6,306	7,125	8,286	9,413	11,109	12,019	12,770	13,591

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect?” in Item 1, “Business”.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2018				2017
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$462,862	$406,057	$371,331	$337,848	$333,286	$303,080	$267,637	$247,569
Percent 30 or more days past due	13.2%	12.7%	11.8%	12.1%	13.7%	12.1%	11.5%	11.5%
Percent 60 or more days past due	9.5%	9.3%	8.5%	9.1%	9.8%	8.3%	7.8%	8.3%
Percent 90 or more days past due	6.7%	6.4%	5.7%	6.5%	6.5%	5.5%	4.9%	5.5%
Averaged managed receivables	$434,460	$388,694	$354,590	$335,567	$318,183	$285,359	$257,603	$243,031
Total yield ratio	44.3%	43.2%	41.6%	41.0%	39.5%	36.5%	35.1%	34.8%
Combined gross charge-off ratio	21.6%	19.7%	22.4%	24.2%	20.1%	18.2%	21.1%	22.4%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer operations (“Direct”) (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2018				2017
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$257,772	$238,851	$223,873	$207,231	$206,877	$193,403	$180,830	$161,876
Percent 30 or more days past due	13.6%	13.4%	12.4%	12.6%	14.0%	14.0%	12.3%	11.8%
Percent 60 or more days past due	9.9%	9.8%	8.8%	9.4%	10.1%	9.9%	8.4%	8.6%
Percent 90 or more days past due	7.1%	6.9%	5.8%	6.8%	7.2%	6.9%	5.6%	6.1%
Average APR	25.0%	24.7%	24.8%	24.2%	24.2%	26.7%	26.7%	26.5%
Receivables purchased during period	$80,096	$70,860	$74,391	$60,932	$64,036	$59,293	$65,786	$64,617

	Direct - At or for the Three Months Ended
	2018				2017
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$195,515	$156,702	$133,668	$115,060	$109,808	$91,497	$66,705	$63,771
Percent 30 or more days past due	13.0%	12.1%	11.5%	12.2%	12.9%	8.3%	9.3%	10.8%
Percent 60 or more days past due	9.3%	8.9%	8.5%	9.2%	9.1%	5.0%	6.2%	7.4%
Percent 90 or more days past due	6.4%	6.0%	5.9%	6.4%	5.3%	2.7%	3.4%	3.8%
Average APR	28.1%	27.6%	27.2%	26.9%	27.5%	28.5%	28.0%	27.8%
Receivables purchased during period	$69,585	$48,729	$48,966	$33,747	$38,338	$38,005	$15,051	$5,782

The following discussion relates to the tables above.

Managed receivables levels. We experienced overall quarterly growth throughout 2018 and 2017 related to our current product offerings with over $136.6 million in net receivables growth associated with our point-of-sale and direct-to-consumer products during 2018. The addition of large point-of-sale retail partners and ongoing purchases of receivables from existing retail partners helped grow our point-of-sale receivables by $50.9 million and $65.6 million in the years ended December 31, 2018 and 2017, respectively. Our direct-to-consumer acquisitions grew by over $85.7 million and $36.8 million, net during the years ended December 31, 2018 and 2017, respectively. While we expect continued quarterly growth in our managed receivables balances for all of our products during 2019, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. In 2018, our top five retail partnerships accounted for over 50% of the above referenced Retail period-end managed receivables outstanding as of December 31, 2018.

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

As we continue to invest in our newer point-of-sale and direct-to-consumer receivables, our delinquency rates have increased when compared to the same periods in prior years. This is largely a result of the risk profiles (and corresponding expected returns) for these receivables. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. This trend can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderates, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, we expect to continue to see seasonal payment patterns on these receivables which impact our delinquencies. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers. However, we are uncertain whether this historical trend will continue, given recent reported decreases in the amount of income tax refunds.

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Our fourth quarter 2018 total yield ratio excludes the impact of $36.2 million associated with our aforementioned litigation settlement.  Additionally, our fourth quarter 2017 total yield ratio excludes the impact of our $2.1 million write-down of the carrying value associated with a previous investment in a consumer finance technology platform.

We expect total yield ratios to continue to fluctuate somewhat based on the relative mix of growth in point-of-sale receivables and our higher yielding direct-to-consumer credit card receivables.

Combined gross charge-off ratio. We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

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

The growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect continued elevated charge off rates when compared to historical results, given the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these product offerings, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined gross charge-offs, and (3) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree some of the aforementioned impacts as has been seen in recent quarters. Further impacting our charge-off rates are the timing of solicitations which serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The average APR for receivables in our point-of-sale operations range from 9.99% to 36.0%. For our direct-to-consumer receivables, average APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2019 to remain consistent with the average APRs we have experienced over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; or the timing of new customer originations by our lending partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our banking partner and the availability of capital to fund new purchases. Nonetheless, we expect continued growth in the acquisition of these receivables throughout 2019.

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

Collectively, as of December 31, 2018, we served more than 580 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

Managed Receivables Background

For reasons set forth above within our Credit and Other Investments segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to our GAAP financial statements requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable. Similar to the managed calculation above, the average managed receivables used in the ratios below is calculated based on the quarter ending balances of consolidated receivables.

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2018				2017
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$88,057	$85,338	$83,872	$78,436	$77,213	$74,923	$76,387	$72,121
Percent 30 or more days past due	14.7%	13.3%	10.8%	8.8%	12.8%	13.0%	11.7%	10.0%
Percent 60 or more days past due	5.7%	4.3%	3.6%	3.3%	5.0%	5.0%	4.0%	4.2%
Percent 90 or more days past due	2.5%	1.7%	1.4%	1.6%	2.4%	2.2%	1.4%	2.1%
Average managed receivables	$86,698	$84,605	$81,154	$77,825	$76,068	$75,655	$74,254	$74,278
Total yield ratio	36.1%	37.9%	38.2%	37.9%	37.9%	38.8%	39.2%	39.3%
Combined gross charge-off ratio	2.8%	0.9%	0.5%	2.1%	3.0%	1.1%	2.5%	2.5%
Recovery ratio	0.9%	0.9%	1.0%	1.5%	1.5%	1.7%	2.0%	1.6%

Managed receivables.  We expect modest growth in the level of our managed receivables for 2019 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its existing locations and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. Managed receivable levels are higher in each period of 2018 when compared to the same period in 2017 primarily due to the acquisition of new dealer relationships which has resulted in the ability to purchase higher levels of auto receivables.

Delinquencies. Delinquency levels experienced for the first three quarters of 2018 generally were lower than those experienced during the same periods in 2017 largely due to the absence of any significant dealer-related losses (as opposed to individual consumer defaults) that are typical during any given year and which tend to produce larger portfolio level defaults on receivables.  These low delinquencies also contributed to lower combined gross charge-off rates during 2018 as discussed further below. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. However, we are uncertain whether this historical trend will continue, given recent reported decreases in the amount of income tax refunds. While we expect some increase in our delinquency rates in 2019 (as was seen in the fourth quarter of 2018) when compared to the same periods in 2018, we are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

Total yield ratio. We have experienced modest fluctuations in our total yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter term product offerings tend to have higher yields. Yields on our CAR products over the last few quarters are consistent with our expectations.  Further, we expect our total yield ratio to remain in line with current experience, with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter.  These variations would be based on the relative mix of receivables in our various product offerings. Additionally, our product offerings in the U.S. territories tend to have slightly lower yields than those offered in the U.S. As such, continued growth in that region also will serve to slightly depress our overall total yield ratio, yet we expect growth in that region to continue to generate attractive returns on assets.

Combined gross charge-off ratio and recovery ratio. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. Further, given our expectation of some gradual increase in our delinquency rates as discussed above, we expect gross charge-off rates will climb slightly over existing rates although as indicated above, the timing of individual dealer-related losses is difficult to predict. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

Definitions of Financial, Operating and Statistical Measures

Total yield ratio. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of the accretable yield component of our acquisition discounts for portfolio purchases, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees and activation fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our consolidated statements of income. The denominator used represents our average managed receivables.

Combined gross charge-off ratio. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of finance charge, fee and principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations) and the related portion of unamortized discounts, as reflected in Note 2 “Significant Accounting Policies and Consolidated Financial Statement Components-Loans, Interest and Fees Receivable”, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

As discussed elsewhere in this Report, we incur a significant level of costs associated with a fixed infrastructure that had been designed to support our significant legacy credit card operations. Our infrastructure costs are still somewhat elevated, and while we had in the past focused on cost reduction, our primary focus now is growing the point-of-sale and direct-to-consumer credit card receivables so that our revenues from these investments can cover our infrastructure costs and return us to consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in direct-to-consumer finance products have resulted in quarterly growth of total managed receivables levels, and we expect this growth to continue in the coming quarters.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, facilities that could represent near-term significant refunding or refinancing needs as of December 31, 2018 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2019) that is secured by certain receivables and restricted cash	$49.9
Revolving credit facility (expiring November 1, 2020) that is secured by the financial and operating assets of our CAR operations	30.0
Revolving credit facility (expiring June 11, 2020) that is secured by certain receivables and restricted cash	80.5
Revolving credit facility (expiring November 16, 2020) that is secured by certain receivables and restricted cash	8.0
Senior secured term loan from related parties (expiring November 21, 2019) that is secured by certain assets of the Company	40.0
Total	$208.4

Further details concerning the above debt facilities and our convertible senior notes are provided in Note 9, “Notes Payable,” and Note 10, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $61.0 million was outstanding as of December 31, 2018) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes range from 10.0% to 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $88.5 million was outstanding as of December 31, 2018) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25% and LIBOR plus 4.5%, respectively.

The facilities mature on June 11, 2020 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables. The weighted average interest rate on the securities is 5.76%.

In February 2019, we extended the maturity date of the revolving credit facility secured by the financial and operating assets of CAR to November 1, 2020.  There were no other material changes to the existing terms or conditions and the new maturity date is reflected in the table above.

At December 31, 2018, we had $61.0 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2018 and 2017 are as follows:

•

During the year ended December 31, 2018, we generated $42.9 million of cash flows from operations compared to the use of $26.5 million of cash flows from operations during the year ended December 31, 2017. The increase in cash provided by operating activities was principally related to the settlement of aforementioned litigation.

•

During the year ended December 31, 2018, we used $134.5 million of cash from our investing activities, compared to use of $80.3 million of cash from investing activities during the year ended December 31, 2017. This increase is primarily due to increasing levels of investments for 2018 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2017 and which we expect to continue to make throughout 2019. Offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the year ended December 31, 2018, we generated $161.7 million of cash in financing activities, compared to our generating $84.6 million of cash in financing activities during the year ended December 31, 2017. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios, (2) further repurchases of our convertible senior notes and common stock, and (3) investments in certain financial and non-financial assets or businesses. Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase up to 5,000,000 million shares of our common stock through June 30, 2020.

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

Revenue Recognition

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Premiums and discounts paid or received associated with a loan are generally deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) fees associated with our credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer activities, and our legacy credit card receivables; (2) changes in the fair value of loans, interest and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; (4) revenues associated with rent payments on rental merchandise; and (5) gains or losses associated with our investments in securities.

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customer’s account. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned.

Measurements for Loans, Interest and Fees Receivable at Fair Value and Notes Payable Associated with Structured Financings at Fair Value

Our valuation of loans, interest and fees receivable, at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs.  Similarly, our valuation of notes payable associated with structured financings, at fair value is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including:  estimates of net collected yield, principal payment rates and expected principal credit loss rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees.

The estimates for credit losses, payment rates, servicing costs, contractual servicing fees, costs of funds, discount rates and yields earned on credit card receivables significantly affect the reported amount of our loans, interest and fees receivable, at fair value and our notes payable associated with structured financings, at fair value on our consolidated balance sheet, and they likewise affect our changes in fair value of loans, interest and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statements of operations.

Allowance for Uncollectible Loans, Interest and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of uncollectible loans, interest and fees receivable, our results of operations and liquidity could be materially affected.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2018.

This Annual Report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Articles of Incorporation, as amended	May 16, 2017, Form 8-K, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.2	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1
4.3	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Second Amended and Restated 2014 Equity Incentive Plan	April 10, 2017, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	Filed herewith
10.2(c)†	Form of Stock Option Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	Filed herewith
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	May 18, 2016, Form 8-K, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	May 18, 2016, Form 8-K, exhibit 10.7
10.3†	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
10.4†	Amended and Restated Employment Agreement for David G. Hanna	December 29, 2008, Form 8-K, exhibit 10.1
10.5†	Employment Agreement for Jeffrey A. Howard	March 28, 2014, Form 10-K, exhibit 10.7
10.6†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.7†	Outside Director Compensation Package	August 14, 2018, Form 10-Q, exhibit 10.1
10.8

Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CCFC Corp. (formerly CompuCredit Funding Corp.), Atlanticus Services Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust

June 25, 2010, Form 8-K/A, exhibit 10.1
10.9	Share Lending Agreement	November 22, 2005, Form 8-K, exhibit 10.1
10.9(a)	Amendment to Share Lending Agreement	March 6, 2012, Form 10-K, exhibit 10.12(a)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.10	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.11	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1
10.11(a)*	Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated February 8, 2017	May 15, 2017, Form 10-Q, exhibit 10.1(a)
10.11(b)*

Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust

May 15, 2017, Form 10-Q, exhibit 10.1(b)
10.11(c)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.12	Master Indenture for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018, among Fortiva Retail Credit Master Note Business Trust, U.S. Bank National Association and Access Financing, LLC	Filed herewith
10.12(a)**	Series 2018-One Indenture Supplement for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018	Filed herewith
10.12(b)	Amended and Restated Trust Agreement, dated November 9, 2018, between FRC Funding Corporation and Wilmington Trust, National Association	Filed herewith
10.13	Loan and Security Agreement, dated November 26, 2014, by and among Atlanticus Holdings Corporation, Certain Subsidiaries Named Therein, and Dove Ventures, LLC	March 6, 2015, Form 10-K, exhibit 10.15
10.13(a)	First Amendment to Loan and Security Agreement, dated November 23, 2015	March 30, 2016, Form 10-K, exhibit 10.14(a)
10.13(b)	Second Amendment to Loan and Security Agreement, dated November 22, 2016	March 31, 2017, Form 10-K, exhibit 10.14(b)
10.13(c)	Third Amendment to Loan and Security Agreement, dated November 22, 2017	April 2, 2018, Form 10-K, exhibit 10.14(c)
10.13(d)	Fourth Amendment to Loan and Security Agreement, dated June 5, 2018	August 14, 2018, Form 10-Q, exhibit 10.2
10.13(e)	Fifth Amendment to Loan and Security Agreement, dated October 22, 2018	Filed herewith
10.13(f)	Sixth Amendment to Loan and Security Agreement, dated November 21, 2018	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.
(1)

Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

*	Portions of this document were omitted and field separately with the SEC pursuant to a grant of confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**

Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 26, 2019.

Atlanticus Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David G. Hanna David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2019

/s/William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 26, 2019

/s/Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2019

/s/Jeffrey A. Howard Jeffrey A. Howard	Director	March 26, 2019

/s/Deal W. Hudson Deal W. Hudson	Director	March 26, 2019

/s/Mack F. Mattingly Mack F. Mattingly	Director	March 26, 2019

/s/Thomas G. Rosencrants Thomas G. Rosencrants	Director	March 26, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 26, 2019

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	December 31,
	2018	2017

Assets
Unrestricted cash and cash equivalents	$60,968	$41,484
Restricted cash and cash equivalents (including $77.8 million and $39.7 million associated with variable interest entities at December 31, 2018 and 2017, respectively)	80,786	29,174
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $5.6 million and $9.2 million associated with variable interest entities at December 31, 2018 and 2017, respectively	6,306	11,109
Loans, interest and fees receivable, gross (including $403.4 million and $252.7 million associated with variable interest entities at December 31, 2018 and 2017, respectively)	541,344	393,898
Allowances for uncollectible loans, interest and fees receivable (including $57.4 million and $32.0 million associated with variable interest entities at December 31, 2018 and 2017, respectively)	(79,211)	(62,970)
Deferred revenue (including $13.2 million and $8.5 million associated with variable interest entities at December 31, 2018 and 2017, respectively)	(43,897)	(36,956)
Net loans, interest and fees receivable	424,542	305,081
Property at cost, net of depreciation	3,625	3,229
Investments in equity-method investees	2,476	4,244
Deposits	124	252
Prepaid expenses and other assets	10,087	42,149
Total assets	$582,608	$425,613
Liabilities
Accounts payable and accrued expenses	$105,765	$115,737
Notes payable, at face value (including $366.7 million and $204.0 million associated with variable interest entities at December 31, 2018 and 2017, respectively)	390,927	226,238
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	5,651	9,240
Convertible senior notes	62,142	61,393
Income tax liability	252	9,132
Total liabilities	604,737	461,740

Commitments and contingencies (Note 11)

Equity
Common stock, no par value, 150,000,000 shares authorized: 15,563,574 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2018; and 15,291,884 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2017	—	—
Paid-in capital	213,435	212,785
Accumulated other comprehensive income (loss)	3,558	(2,178)
Retained deficit	(238,784)	(246,640)
Total shareholders’ deficit	(21,791)	(36,033)
Noncontrolling interests	(338)	(94)
Total deficit	(22,129)	(36,127)
Total liabilities and deficit	$582,608	$425,613

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017
Interest income:
Consumer loans, including past due fees	$160,968	$114,488
Other	200	219
Total interest income	161,168	114,707
Interest expense	(36,896)	(27,700)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	124,272	87,007
Fees and related income on earning assets	29,992	14,289
Net recovery of (losses upon) impairment of loans, interest and fees receivable recorded at fair value	(549)	9,460
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(100,338)	(77,612)
Net interest income, fees and related income on earning assets	53,377	33,144
Other operating income:
Servicing income	1,969	3,854
Other income	39,820	1,419
Equity in income (loss) of equity-method investees	581	1,158
Total other operating income	42,370	6,431
Other operating expense:
Salaries and benefits	23,430	22,751
Card and loan servicing	37,145	31,534
Marketing and solicitation	12,124	13,070
Depreciation	987	1,021
Other	18,579	18,449
Total other operating expense	92,265	86,825
Income (loss) before income taxes	3,482	(47,250)
Income tax benefit	4,130	6,378
Net income (loss)	7,612	(40,872)
Net loss attributable to noncontrolling interests	244	91
Net income (loss) attributable to controlling interests	$7,856	$(40,781)
Net income (loss) attributable to controlling interests per common share—basic	$0.56	$(2.93)
Net income (loss) attributable to controlling interests per common share—diluted	$0.56	$(2.93)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Year Ended December 31,
	2018	2017
Net income (loss)	$7,612	$(40,872)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,774	(2,178)
Reclassifications of foreign currency translation adjustment to Other operating expense on the consolidated statements of operations	(38)	—
Income tax expense related to other comprehensive income	—	—
Comprehensive income (loss)	13,348	(43,050)
Comprehensive loss attributable to noncontrolling interests	244	91
Comprehensive income (loss) attributable to controlling interests	$13,592	$(42,959)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

For the Years Ended December 31, 2018 and 2017

(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Deficit

Balance at December 31, 2016	15,348,086	$—	$211,646	$—	$(205,859)	$(10)	$5,777
Compensatory stock issuances, net of forfeitures	102,000	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	7	7
Deferred stock-based compensation costs	—	—	1,528	—	—	—	1,528
Redemption and retirement of shares	(158,202)	—	(389)	—	—	—	(389)
Comprehensive loss	—	—	—	(2,178)	(40,781)	(91)	(43,050)
Balance at December 31, 2017	15,291,884	$—	$212,785	$(2,178)	$(246,640)	$(94)	$(36,127)
Stock option exercises and proceeds related thereto	20,300	—	50	—	—	—	50
Compensatory stock issuances, net of forfeitures	533,177	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	1,323	—	—	—	1,323
Redemption and retirement of shares	(281,787)	—	(723)	—	—	—	(723)
Comprehensive income (loss)	—	—	—	5,736	7,856	(244)	13,348
Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2018	2017
Operating activities
Net income (loss)	$7,612	$(40,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	987	1,021
(Net recovery of) losses upon impairment of loans, interest and fees receivable recorded at fair value	549	(9,460)
Provision for losses on loans, interest and fees receivable	100,338	77,612
Interest expense from accretion of discount on notes	890	548
Income from accretion of discount associated with receivables purchases	(75,517)	(59,119)
Unrealized gain on loans, interest and fees receivable and underlying notes payable held at fair value	(4,195)	(5,771)
Amortization of deferred loan costs	2,128	867
Income from equity-method investments	(581)	(1,158)
Deferred stock-based compensation costs	1,323	1,528
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(8,754)	10,396
Decrease in income tax liability	(8,880)	(6,637)
Decrease in deposits	126	253
(Decrease) increase in accounts payable and accrued expenses	(5,411)	22,336
Other	32,241	(18,014)
Net cash provided by (used in) operating activities	42,856	(26,470)
Investing activities
Proceeds from equity-method investees	2,349	3,639
Investments in earning assets	(607,981)	(466,740)
Proceeds from earning assets	472,497	383,179
Purchases and development of property, net of disposals	(1,383)	(395)
Net cash used in investing activities	(134,518)	(80,317)
Financing activities
Noncontrolling interests contributions, net	—	7
Proceeds from exercise of stock options	50	—
Purchase and retirement of outstanding stock	(723)	(389)
Proceeds from borrowings	632,043	324,997
Repayment of borrowings	(469,623)	(239,976)
Net cash provided by financing activities	161,747	84,639
Effect of exchange rate changes on cash	1,011	165
Net increase (decrease) in cash and cash equivalents	71,096	(21,983)
Cash and cash equivalents and restricted cash at beginning of period	70,658	92,641
Cash and cash equivalents and restricted cash at end of period	$141,754	$70,658
Supplemental cash flow information
Cash paid for interest	$33,467	$25,478
Net cash income tax payments	$4,750	$258

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties.  References to "receivables" include receivables purchased from our lending partners and from third parties. As discussed further below, we reflect our business lines within two reportable segments: Credit and Other Investments; and Auto Finance. See also Note 3, “Segment Reporting,” for further details.

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partners to originate consumer loans through multiple channels, including retail point-of-sale, direct mail solicitation, digital marketing and through partner relationships. In the retail credit (the “point-of-sale” operations) channel, we partner with retailers and service providers in various industries across the United States (“U.S.”) to enable them to provide credit to their customers for the purchase of goods and services. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second look” credit service in various industries across the U.S. Additionally, we support lenders who market general purpose credit cards directly to consumers (collectively, the “direct-to-consumer” operations) through additional channels enabling them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail solicitation, digital marketing and partnerships with third parties. Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties.

Beyond these activities within our Credit and Other Investments segment, we continue to service portfolios of legacy credit card receivables. One of our portfolios of legacy credit card receivables is encumbered by non-recourse structured financing, and for this portfolio our principal remaining economic interest is the servicing compensation we receive as an offset against our servicing costs given that the likely future collections on the portfolio are insufficient to allow for full repayment of the financing.

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

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount of credit card receivables that we report at fair value and our notes payable associated with structured financings, at fair value; these estimates likewise affect the changes in these amounts reflected within our fees and related income on earning assets line item on our consolidated statements of operations. Additionally, estimates of future credit losses have a significant effect on loans, interest and fees receivable, net, as shown on our consolidated balance sheets, as well as on the provision for losses on loans, interest and fees receivable within our consolidated statements of operations.

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

Restricted Cash

Restricted cash as of December 31, 2018 and 2017 includes certain collections on loans, interest and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans, Interest and Fees Receivable

Loans, Interest and Fees Receivable, at Fair Value. Loans, interest and fees receivable held at fair value represent receivables underlying credit card securitization trusts, and which qualify as a variable interest entity ("VIE"), that are consolidated onto our consolidated balance sheet, some portfolios of which are unencumbered and some of which are still encumbered under structured financing facilities. Further details concerning our loans, interest and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

Loans, Interest and Fees Receivable. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) our U.S. point-of-sale and direct-to-consumer financing and other credit products currently being marketed within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title. We purchased loans with outstanding principal of $179.4 million and $167.1 million for the years ended December 31, 2018 and 2017, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and unearned fees (or “deferred revenue”) for our loans, interest and fees receivable (i.e., as opposed to those carried at fair value). Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. While each of these categories has unique features, they share many of the same credit risk characteristics and thus share a similar approach to the establishment of an allowance for loan losses. Each portfolio segment is divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. For our Auto Finance segment we may further reduce the expected charge-off, taking into consideration specific dealer level reserves which may allow us to offset our losses and, in the case of secured loans, the impact of collateral available to offset a potential loss. Conversely, on our Credit and Other Investments segment, which generally do not have a secured interest in collateral, we look to reserve for the gross expected exposure to charge-offs.

These reserves are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans, interest and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary. We may individually evaluate a receivable or pool of receivables for impairment if circumstances indicate that the receivable or pool of receivables may be at higher risk for non-performance than other receivables (e.g., if a particular retail or auto-finance partner has indications of non-performance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner).

Certain of our loans, interest and fees receivable also contain components of deferred revenue including discounts on the purchases of receivables for our point-of-sale receivables and annual fee billings for our direct-to-consumer credit card offerings. Our point-of-sale and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of loan discounts. Additionally, many of our direct-to-consumer credit card offerings have an annual membership fee that is billed to the consumer on card activation and for each anniversary of that date thereafter. As of December 31, 2018 and December 31, 2017, the weighted average remaining accretion period for the $43.9 million and $37.0 million of deferred revenue reflected in the consolidated balance sheets was 11 months. Included within deferred revenue, are discounts on purchased loans of $30.0 million and $27.8 million as of December 31, 2018 and December 31, 2017, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the year ended December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)
Provision for loan losses	(46.6)	(0.3)	(53.4)	(100.3)
Charge offs	29.9	2.2	58.2	90.3
Recoveries	(0.5)	(0.9)	(4.8)	(6.2)
Balance at end of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)

As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.1)	$(0.3)
Balance at end of period collectively evaluated for impairment	$(35.4)	$(1.1)	$(42.4)	$(78.9)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$0.1	$0.5
Loans, interest and fees receivable collectively evaluated for impairment	$188.6	$87.7	$264.5	$540.8

For the year ended December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(1.4)	$(2.1)	$(39.8)	$(43.3)
Provision for loan losses	(19.2)	(1.9)	(56.5)	(77.6)
Charge offs	3.8	3.0	57.0	63.8
Recoveries	(1.4)	(1.3)	(3.2)	(5.9)
Balance at end of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)

As of December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.2)	$(0.4)
Balance at end of period collectively evaluated for impairment	$(18.2)	$(2.1)	$(42.3)	$(62.6)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$0.2	$0.6
Loans, interest and fees receivable collectively evaluated for impairment	$87.2	$77.4	$228.7	$393.3

Delinquent loans, interest and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans, interest and fees receivable. For most products we service other than our Auto Finance receivables, interest and fees are discontinued when loans, interest and fees receivable become contractually 90 or more days past due. We charge off our Credit and Other Investments and Auto Finance segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Recoveries on accounts previously charged off are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations. (All of the above discussion relates only to our loans, interest and fees receivable for which we use net realizable value, as opposed to fair value accounting. For loans, interest and fees receivable recorded at fair value, recoveries offset losses upon impairment of the underlying loans, interest and fees receivable recorded at fair value, net of recoveries on our consolidated statements of operations.)

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of December 31, 2018 and December 31, 2017 is as follows:

As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.1	$7.9	$9.7	$24.7
60-89 days past due	5.3	2.8	7.6	15.7
90 or more days past due	12.3	2.2	18.5	33.0
Delinquent loans, interest and fees receivable, gross	24.7	12.9	35.8	73.4
Current loans, interest and fees receivable, gross	163.9	75.2	228.8	467.9
Total loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

As of December 31, 2017	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$3.2	$6.4	$9.0	$18.6
60-89 days past due	3.3	2.1	7.1	12.5
90 or more days past due	4.9	1.9	15.7	22.5
Delinquent loans, interest and fees receivable, gross	11.4	10.4	31.8	53.6
Current loans, interest and fees receivable, gross	75.8	67.4	197.1	340.3
Total loans, interest and fees receivable, gross	$87.2	$77.8	$228.9	$393.9
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.6	$—	$1.6

Troubled Debt Restructurings. As part of ongoing collection efforts, once an account in our Credit and Other Investments segment is 90 days or more past due, the account is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”).

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018		December 31, 2017
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts on non-accrual status	14,174	12,734	11,432	6,681
Number of accounts on non-accrual status above that have been re-aged	1,322	688	915	80
Amount of receivables on non-accrual status (in thousands)	$20,903	$14,437	$17,169	$7,067
Amount of receivables on non-accrual status above that have been re-aged (in thousands)	$2,613	$722	$1,570	$86
Carrying value of receivables on non-accrual status (in thousands)	$5,524	$2,686	$4,247	$1,173
TDRs - Performing (carrying value, in thousands)*	$3,171	$1,639	$2,368	$508
TDRs - Nonperforming (carrying value, in thousands)*	$2,353	$1,047	$1,879	$665

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

Given that the above TDRs have a high reserve rate prior to modification as TDRs, we do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 14,924 and 11,003 accounts in the amount of $22.0 million and $20.2 million during the twelve month periods ended December 31, 2018 and December 31, 2017, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	December 31, 2018		December 31, 2017
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	6,217	3,776	1,720	870
Loan balance at time of charge off (in thousands)	$7,863	$3,275	$2,675	$2,466

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

We periodically review our property to determine if it is impaired. We incurred no impairment costs in 2018 and no impairment costs in 2017.

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

We evaluate our investments in the equity-method investee for impairment each quarter by comparing the carrying amount of the investment to its fair value. Because no active market exists for the investee’s limited liability company membership interests, we evaluate our investment for impairment based on our evaluation of the fair value of the equity-method investee’s net assets relative to its carrying value. If we ever were to determine that the carrying value of our investment in the equity-method investee was greater than its fair value, we would write the investment down to its fair value.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services as well as amounts owed to us by third parties. Prepaid amounts are expensed as the underlying related services are performed.  Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) ongoing deferred costs associated with service contracts and (3) investments in consumer finance technology platforms carried at the lower of cost or market valuation.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts which may be owed in respect of one of our portfolios.

Revenue Recognition and Revenue from Contracts with Customers

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Premiums and discounts paid or received associated with an installment or auto loan are generally deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include: (1) fees associated with our credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer activities, and our legacy credit card receivables; (2) changes in the fair value of loans, interest and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; and (4) gains or losses associated with our investments in securities (including an other than temporary impairment in 2017 of $2.1 million).

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period which is generally 12 months. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customer’s account. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

The components (in thousands) of our fees and related income on earning assets are as follows:

	Year ended December 31,
	2018	2017
Fees on credit products	$25,694	$10,427
Changes in fair value of loans, interest and fees receivable recorded at fair value	606	3,456
Changes in fair value of notes payable associated with structured financings recorded at fair value	3,589	2,315
Rental revenue	—	148
Other	103	(2,057)
Total fees and related income on earning assets	$29,992	$14,289

The above changes in the fair value of loans, interest and fees receivable recorded at fair value category exclude the impact of current period charge offs associated with these receivables which are separately stated in Net (losses upon) recovery of charge off of loans, interest and fees receivable recorded at fair value on our consolidated statements of operations. See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

Other income

Other income includes revenues associated with ancillary product offerings and interchange revenues.  We recognize these fees as income in the period earned.  For 2018, Other income also includes the receipt of £34 million (approximately $42.9 million) in settlement of litigation, resulting in income recognition of approximately $36.2 million after adjusting for amounts previously recorded.

Revenue from Contracts with Customers

In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” under the modified retrospective transition method. There was no material change in the timing of revenue recognition upon adoption. The majority of our revenue is earned from financial instruments and is not included within the scope of this standard. We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our Credit and Other Investments segment and servicing revenue and other customer-related fees in both our Credit and Other Investments segment and our Auto Finance segment. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee. Revenue from these contracts with customers is included as a component of Other income on our consolidated statements of operations. Components (in thousands) of our revenue from contracts with customers is as follows:

	Credit and
Year ended December 31, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,881	$—	$2,881
Servicing income	947	1,022	1,969
Service charges and other customer related fees	637	69	706
Total revenue from contracts with customers	$4,465	$1,091	$5,556

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
Year ended December 31, 2017	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,345	$—	$1,345
Servicing income	3,010	844	3,854
Service charges and other customer related fees	74	—	74
Total revenue from contracts with customers	$4,429	$844	$5,273

(1) Interchange revenue is presented net of customer reward expense.

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

Marketing and Solicitation Expenses

We expense product solicitation costs, including printing, credit bureaus, list processing, telemarketing, postage, and internet marketing fees, as we incur these costs or expend resources.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, along with subsequent guidance, which requires lessees to recognize assets and liabilities for most leases and changes certain aspects of current lessor accounting, among other things. We will adopt these standards using a modified retrospective transition approach for leases existing at, or entered into after, January 1, 2019 and will not recast the comparative periods presented in the Consolidated Financial Statements upon adoption.

ASU 2016-02 provides a number of optional practical expedients and policy elections in transition. We currently expect to elect the ‘package of practical expedients’ under which we will not reassess prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We also currently expect to elect the short-term lease recognition exemption for all leases that qualify, meaning we would not recognize right-of-use assets or lease liabilities for these short term leases.

Based on our current leases we expect this adoption will result in a increase in the Total assets and Total liabilities on our Consolidated Balance Sheet. We do not anticipate adoption will have a significant impact on our Consolidated Statements of Operations or Cash Flows. Upon adoption, we currently expect to recognize additional lease liabilities of $30.2 million and corresponding right-of-use assets of $18.6 million. The impact of our status as a lessor in the sublease arrangements we maintain will not result in a material change upon completion.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. In August 2015, the FASB delayed the effective date by one year and the guidance was effective for annual and interim periods beginning January 1, 2018. Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. This includes most of the revenue of the Company.  We adopted this standard as of January 1, 2018 using the modified retrospective method of adoption. Our adoption of this standard did not have a material impact on our consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after December 31, 2018, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both December 31, 2018 and December 31, 2017, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the years ended December 31, 2018 and 2017 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Year ended December 31, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$131,096	$29,872	$160,968
Other	200	—	200
Total interest income	131,296	29,872	161,168
Interest expense	(35,564)	(1,332)	(36,896)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$95,732	$28,540	$124,272
Fees and related income on earning assets	$29,912	$80	$29,992
Servicing income	$947	$1,022	$1,969
Equity in income of equity-method investees	$581	$—	$581
(Loss) income before income taxes	$(6,767)	$10,249	$3,482
Income tax benefit (expense)	$6,345	$(2,215)	$4,130
Total assets	$507,232	$75,376	$582,608

Year ended December 31, 2017	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$86,395	$28,093	$114,488
Other	219	—	219
Total interest income	86,614	28,093	114,707
Interest expense	(26,702)	(998)	(27,700)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$59,912	$27,095	$87,007
Fees and related income on earning assets	$14,170	$119	$14,289
Servicing income	$3,010	$844	$3,854
Depreciation of rental merchandise	$(27)	$—	$(27)
Equity in income of equity-method investees	$1,158	$—	$1,158
(Loss) income before income taxes	$(54,387)	$7,137	$(47,250)
Income tax benefit (expense)	$9,417	$(3,039)	$6,378
Total assets	$359,563	$66,050	$425,613

4.	Shareholders’ Deficit

During the years ended December 31, 2018 and 2017, we repurchased and contemporaneously retired 281,787 and 158,202 shares of our common stock at an aggregate cost of $723,000 and $389,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at December 31, 2018 and December 31, 2017, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at December 31, 2018 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	December 31, 2018	December 31, 2017
Loans, interest and fees receivables, at fair value	$3,546	$6,123
Total assets	$3,732	$6,392
Total liabilities	$18	$26
Members’ capital	$3,714	$6,366

	Year ended December 31,
	2018	2017
Net interest income, fees and related income on earning assets	$875	$1,742
Net income	$613	$1,370
Net income attributable to investee	$581	$1,158

6.	Fair Values of Assets and Liabilities

We elected the fair value option with respect to our investments in equity securities, included in other assets, as well as our credit card loans, interest and fees receivable portfolios, the retained interests in which we historically recorded at fair value under securitization structures that were off balance sheet prior to accounting rules changes requiring their consolidation into our financial statements. The legal structure qualifies as a VIE but is consolidated as the Company is the primary beneficiary.  With respect to our equity securities, we decided to carry these assets at fair value due to our intent to invest and redeem these investments with expected frequency. For our credit card loans, interest and fees receivable portfolios underlying our formerly off-balance-sheet securitization structures, we elected the fair value option because, in contrast to substantially all of our other assets, we had significant experiences in determining the fair value of these assets in connection with our historical fair value accounting for our retained interests in their associated securitization structures. Because we elected to account for the credit card receivables underlying our formerly off-balance-sheet securitization structures at fair value, accounting rules require that we account for the notes payable issued by such securitization structures at fair value as well. For our other credit card receivables that have never been owned by our formerly off-balance-sheet securitization structures, we have not elected the fair value option, and we record such receivables at net realizable value within loans, interest and fees receivable, net on our consolidated balance sheets.

For all of our other debt other than the notes payable underlying our formerly off-balance sheet credit card securitization structures, we have not elected the fair value option. Nevertheless, pursuant to applicable requirements, we include disclosures of the fair value of this other debt to the extent practicable within the disclosures below. Additionally, we have other liabilities, associated with consolidated legacy credit card securitization trusts, that we are required to carry at fair value in our consolidated financial statements, and they also are addressed within the disclosures below.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2018 and December 31, 2017 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2018 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$470,496	$418,236
Loans, interest and fees receivable, at fair value	$—	$—	$6,306	$6,306

Assets – As of December 31, 2017 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$324,945	$293,972
Loans, interest and fees receivable, at fair value	$—	$—	$11,109	$11,109

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our loans, interest and fees receivable included in the above tables, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the year ended December 31, 2018 and 2017:

	Loans, Interest and Fees Receivables, at Fair Value
	2018	2017
Balance at January 1,	$11,109	$15,648
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	606	3,456
Settlements	(5,395)	(8,049)
Impact of foreign currency translation	(14)	54
Balance at December 31,	$6,306	$11,109

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. Impacts related to foreign currency translation are included as a component of other operating expense on the consolidated statements of operations when recognized.

Net Revaluation of Loans, Interest and Fees Receivable. We record the net revaluation of loans, interest and fees receivable (including those pledged as collateral) in the fees and related income on earning assets category in our consolidated statements of operations, specifically as changes in fair value of loans, interest and fees receivable recorded at fair value. The net revaluation of loans, interest and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs. Interest income on receivables underlying our asset classes that are carried at fair value in our consolidated financial statements is recorded in Interest income - Consumer loans, including past due fees in our consolidated statements of operations.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2018 and December 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurements	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)

Loans, interest and fees receivable, at fair value	$6,306	Discounted cash flows	Gross yield	25.8% to 30.8% (26.4%)
			Principal payment rate	2.2% to 3.0% (2.3%)
			Expected credit loss rate	8.7% to 11.3% (9.0%)
			Servicing rate	14.9% to 19.5% (15.5%)
			Discount rate	14.9% to 14.9% (14.9%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurements	Fair Value at December 31, 2017 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)

Loans, interest and fees receivable, at fair value	$11,109	Discounted cash flows	Gross yield	15.8% to 27.4% (24.5%)
			Principal payment rate	1.9% to 3.6% (2.6%)
			Expected credit loss rate	9.4% to 10.4% (9.7%)
			Servicing rate	10.2% to 12.3% (10.5%)
			Discount rate	6.0% to 14.2% (12.8%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2018 and December 31, 2017 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$389,707	$389,707
Amortizing debt facilities	$—	$—	$1,220	$1,220
Notes payable to related parties	$—	$—	$40,000	$40,000
Convertible senior notes	$—	$47,230	$—	$62,142
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$5,651	$5,651

Liabilities - As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$160,854	$160,854
Amortizing debt facilities	$—	$—	$65,384	$65,384
Notes payable to related parties	$—	$—	$40,000	$40,000
Convertible senior notes	$—	$43,588	$—	$61,393
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$9,240	$9,240

For our notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our 5.875% convertible senior notes due 2035 (“5.875% convertible senior notes”), we assess fair value based upon the most recent trade data available from third-party providers. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 9, “Notes Payable,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the year ended December 31, 2018 and 2017.

	Notes Payable Associated with Structured Financings, at Fair Value
	2018	2017
Beginning balance, January 1,	$9,240	$12,276
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(3,589)	(2,315)
Repayments on outstanding notes payable, net	—	(721)
Ending balance, December 31,	$5,651	$9,240

The unrealized gains and losses for liabilities within the Level 3 category presented in the table above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 liabilities.

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the changes in fair value of notes payable associated with structured financings line item within the fees and related income on earning assets category of our consolidated statements of operations. The legal entity associated with the securitization transaction is consolidated as a VIE as the Company is deemed the primary beneficiary of the entity.  The Company is not liable for the full face value of the liability in the VIE so it is carried at fair value based upon amounts the borrower will receive from the legal entity. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including: estimates of net collected yield, principal payment rates and expected principal credit loss rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees. Accrued interest expense on notes payable underlying our notes payable associated with structured financings, at fair value is recorded in Interest expense in our consolidated statements of operations.

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2018 and December 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurements	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$5,651	Discounted cash flows	Gross yield	25.8%
			Principal payment rate	2.2%
			Expected credit loss rate	8.7%
			Discount rate	14.9%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurements	Fair Value at December 31, 2017 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$9,240	Discounted cash flows	Gross yield	25.9%
			Principal payment rate	2.5%
			Expected credit loss rate	9.4%
			Discount rate	14.2%

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2018 and December 31, 2017 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2018	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$1,160	$7,708
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$655	$5,651
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$7
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$35	$224

As of December 31, 2017	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$4,416	$11,349
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$1,869	$9,240
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$17
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$107	$369

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2018	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2017
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$5,651	$9,240

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2018	2017
Software	$3,467	$5,542
Furniture and fixtures	6,307	6,252
Data processing and telephone equipment	7,625	11,196
Leasehold improvements	10,570	10,651
Other	1,156	—
Total cost	29,125	33,641
Less accumulated depreciation	(25,500)	(30,412)
Property, net	$3,625	$3,229

Depreciation expense totaled $1.0 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.

8.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense associated with these operating leases was $1.7 million in 2018 and $1.7 million in 2017, net of sublease income of $5.1 million and $5.0 million for the years ended December 31, 2018 and 2017, respectively.  During the fourth quarter of 2006, we entered into a 15-year lease in Atlanta, Georgia for 335,372 square feet (net of space which was surrendered to the landlord through our exercise of a termination option), 254,710 square feet of which we have subleased, and the remainder of which houses our corporate offices. In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2018, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sublease Income	Net
2019	$9,998	$(6,919)	$3,079
2020	10,075	(7,115)	2,960
2021	10,089	(7,315)	2,774
2022	4,285	(3,112)	1,173
2023	71	—	71
Thereafter	12	—	12
Total	$34,530	$(24,461)	$10,069

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2018, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

The Company contributes certain receivables to VIEs.  These entities are established to facilitate a more efficient means of obtaining third party financing. When assets are contributed to the VIE, they serve as collateral for the debt securities issued by the VIE. The evaluation of whether the entity qualifies as a VIE is based upon the sufficiency of the equity at risk in the legal entity. This evaluation is generally a function of the level of excess collateral in the legal entity. We consolidate VIEs when we hold a variable interest and are the primary beneficiary. We are the primary beneficiary when we have the power to direct activities that most significantly affect the economic performance and have the obligation to absorb the majority of the losses or benefits. In certain circumstances we guarantee the performance of the underlying debt or agree to contribute additional collateral when necessary.  When collateral is pledged it is not available for the general use of the Company and can only be used to satisfy the related debt obligation. The results of operations and financial position of consolidated VIEs are included in our consolidated financial statements.

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of December 31,
	2018	2017
Cash and restricted cash	$78	$40
Loans, interest and fees receivable, at fair value	6	9
Loans, interest and fees receivable, gross	403	253
Allowances for uncollectible loans, interest and fees receivable	(57)	(32)
Deferred revenue	(13)	(9)
Total Assets held by VIEs	$416	$261
Notes Payable, at face value held by VIEs	$367	$204
Notes Payable, at fair value held by VIEs	$6	$9
Maximum exposure to loss due to involvement with VIE	$438	$455

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2018 and December 31, 2017, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2018 and December 31, 2017, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2018 and December 31, 2017.

	Carrying Amounts at Fair Value as of
	December 31, 2018	December 31, 2017
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of December 31, 2018 ($101.3 million as of December 31, 2017) bearing interest at a weighted average 7.5% interest rate, based upon LIBOR, at December 31, 2018 (6.7% at December 31, 2017), which is secured by credit card receivables and restricted cash aggregating $5.7 million as of December 31, 2018 ($9.2 million as of December 31, 2017) in carrying amount	$5.7	$9.2

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $5.7 million in fair value of the structured financing facility indicated in the above table is $5.7 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at December 31, 2018.

As discussed elsewhere, the legal entity holding the securitization facility discussed in the table above, is a VIE.  Beyond our role as servicer of the underlying assets within the credit cards receivables structured financing, we have provided no other financial or other support to the structure, and we have no explicit or implicit arrangements that could require us to provide financial support to the structure.

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of December 31, 2018 and December 31, 2017 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2018	December 31, 2017

Revolving credit facilities at a weighted average interest rate equal to 7.6% at December 31, 2018 (7.8% at December 31, 2017) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $468.8 million as of December 31, 2018 ($216.0 million at December 31, 2017)

Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2020) (1) (2)	30.0	24.8
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2019) (2) (3) (7)	49.9	49.4
Revolving credit facility, not to exceed $12.0 million (expiring December 21, 2019) (2) (3) (4) (7)	—	3.8
Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (3) (4) (7)	—	19.8
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (3) (5) (7) (8)	61.0	65.0
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2020) (3) (5) (7) (8)	80.5	—
Revolving credit facility, not to exceed $15.0 million (expiring June 25, 2020) (2) (3) (4) (7)	—	7.5
Revolving credit facility, not to exceed $100.0 million (expiring November 16, 2020) (3) (5) (7) (8)	8.0	—
Revolving credit facility, not to exceed $167.3 million (expiring November 15, 2023) (3) (5) (7) (8)	167.3	—

Amortizing facilities at a weighted average interest rate equal to 6.0% at December 31, 2017, secured by certain receivables and restricted cash with a combined aggregate carrying amount of $77.9 million as of December 31, 2017

Amortizing debt facility (repaid in March 2018) (3) (6) (7)	—	3.7
Amortizing debt facility (repaid in June 2018) (3) (6) (7)	—	18.3
Amortizing debt facility (repaid in September 2018) (3) (7)	—	6.0
Amortizing debt facility (repaid in November 2018) (3) (4) (6) (7)	—	20.5
Amortizing debt facility (repaid in November 2018) (3) (4) (6) (7)	—	10.0
Other facilities
Other secured debt (expiring September 8, 2023) that is secured by certain assets of the Company with an annual rate equal to 5.5%	1.2	—
Senior secured term loan to related parties (expiring November 21, 2019) that is secured by certain assets of the Company with an annual rate equal to 9.0% (5)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	437.9	268.8
Unamortized debt issuance costs and discounts	(7.0)	(2.6)
Total notes payable outstanding	$430.9	$266.2

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(4)	Loans were paid down in November 2018 as part of securitization discussed below.
(5)	See below for additional information.
(6)	Loans were comprised of four tranches with the same lenders. Terms and conditions were substantially identical with the exception of maturity date as indicated in the table above.
(7)	Loans are associated with variable interest entities.
(8)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of December 31, 2018. In November 2018, the agreement was amended to extend the maturity date of the term loan to November 21, 2019. All other terms remain unchanged.

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 21, 2019 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty.

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

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $49.9 million was drawn as of December 31, 2018).  This facility is secured by the loans and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 5.0%. The loan is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus who is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with a $40.0 million borrowing limit that can be drawn to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $30.0 million was drawn as of December 31, 2018). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios.  The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In February 2019, we extended the maturity date of this revolving credit facility to November 1, 2020.  There were no other material changes to the existing terms or conditions and the new maturity date is reflected in the table above.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $61.0 million was outstanding as of December 31, 2018) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed and range from 10.0% to 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $88.5 million was outstanding as of December 31, 2018) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25% and LIBOR plus 4.5%, respectively. The facilities mature on June 11, 2020 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables, noted in the table above, and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.76%.

We are in compliance with the covenants underlying our various notes payable.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	December 31, 2018	December 31, 2017
Face amount of 5.875% convertible senior notes	$88,280	$88,280
Discount	(26,138)	(26,887)
Net carrying value	$62,142	$61,393
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $88.3 million of outstanding 5.875% convertible senior notes as of December 31, 2018 (as referenced in the table above) are convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation. We are required to pay contingent interest on the notes during a 6-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes. In addition, holders of the notes may require us to repurchase the notes for cash upon certain specified events.

In conjunction with the offering of the 5.875% convertible senior notes, we entered into a 30-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock. We exclude the loaned shares from earnings per share computations. The obligations of Bear Stearns were assumed by JP Morgan in 2008. JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the 30-year term of the share lending agreement or earlier upon the occurrence of specified events. Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations. If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash. Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($5.3 million based on the 1,459,233 shares remaining outstanding under the share lending arrangement as of December 31, 2018). JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us. We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario.

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

Accounting for Convertible Senior Notes

Under applicable accounting literature, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., paid-in capital). We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability. Amortization for the years ended December 31, 2018 and 2017 totaled $0.6 million and $0.5 million, respectively. Actual incurred interest (based on the contractual interest rates within the two convertible senior notes series) totaled $5.2 million for each of the years ended December 31, 2018 and 2017. We will amortize the discount remaining at December 31, 2018  into interest expense over the expected term of the 5.875% convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the 5.875% convertible senior notes was 9.2% for all periods presented.

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $631.0 million at December 31, 2018. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit. We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2018, CAR had unfunded outstanding floor-plan financing commitments totaling $7.7 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $11.7 million remains pledged as of December 31, 2018 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2018, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

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

The current and deferred portions (in thousands) of federal, foreign and state income tax benefit or expense are as follows:

	For the Year Ended December 31,
	2018	2017
Federal income tax benefit:
Current tax benefit (expense)	$5,932	$(113)
Deferred tax (expense) benefit	(1,159)	6,187
Total federal income tax benefit	$4,773	$6,074
Foreign income tax expense:
Current tax expense	$(53)	$(94)
Deferred tax benefit	3	8
Total foreign income tax expense	$(50)	$(86)
State and other income tax benefit:
Current tax (expense) benefit	$(3)	$16
Deferred tax (expense) benefit	(590)	374
Total state and other income tax (expense) benefit	$(593)	$390
Total income tax benefit	$4,130	$6,378

We experienced a negative effective income tax expense rate of 118.6% for the year ended December 31, 2018, compared to an effective income tax benefit rate of 13.5% for the year ended December 31, 2017. Our negative effective income tax expense rate for the year ended December 31, 2018 is significantly below the statutory rate principally as a result of our settlement during 2018 of an IRS examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years. The settlement resulted in a decrease in our federal tax valuation allowance and net reductions in our accruals of interest on liabilities for uncertain tax positions and unpaid taxes. Our effective income tax benefit rate for the year ended December 31, 2017 was below the statutory rate principally due to (1) interest and penalties that we accrued on unpaid federal tax liabilities and (2) our establishment of valuation allowances against our net federal deferred tax assets associated with our net loss incurred in that year.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  For 2018, we reported a net reversal of income tax-related interest and penalties of $1.2 million within our income tax line item, and, for 2017, we reported net income tax-related interest and penalties of $0.5 million within our income tax line item.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; subsequently, during the three months ended September 30, 2018, the IRS refunded $0.5 million of our $5.4 million payment. Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for some of the interest and for failure-to-pay penalties related to this matter. We are pursuing complete abatement of the failure-to-pay penalties of $0.9 million, and once this matter is resolved and we pay any remaining interest liability, we expect the IRS to remove the aforementioned lien in due course.

The following table reconciles our effective income tax benefit rates for 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
Statutory benefit rate	21.0%	35.0%
Increase (decrease) in statutory tax benefit rate resulting from:
Federal valuation allowance	(132.0)	(12.7)
Global intangible low-taxed income	9.6	—
Interest and penalties related to uncertain tax positions and IRS settlement adjustment	(27.2)	(0.9)
Foreign taxes, net of valuation allowance	(8.2)	0.6
Permanent and other prior year true ups and tax effect of non-controlling interest	4.7	(0.4)
Impact of change in federal tax rate	—	(8.7)
State taxes, net of valuation allowance	13.5	0.6
Effective benefit rate	(118.6)%	13.5%

As of December 31, 2018 and December 31, 2017, the respective significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2018	2017
Deferred tax assets:
Software development costs/fixed assets	$108	$83
Goodwill and intangible assets	895	1,801
Provision for loan loss	19,479	16,320
Equity-based compensation	748	604
Accrued expenses	307	113
Accruals for state taxes and interest associated with unrecognized tax benefits	87	78
Federal net operating loss carry-forward	44,485	49,098
Minimum tax credit carry-forward	1,015	2,005
Foreign net operating loss carry-forward	256	362
Other	151	—
State tax benefits, primarily from net operating losses	42,318	44,643
Deferred tax assets, gross	$109,849	$115,107
Valuation allowances	(40,830)	(48,242)
Deferred tax assets net of valuation allowance	$69,019	$66,865
Deferred tax liabilities:
Prepaid expenses and other	$(210)	$(194)
Equity in income of equity-method investee	(1,092)	(1,054)
Other	—	(511)
Credit card fair value election differences	(21,021)	(19,381)
Market discount on loans	(21,749)	(13,083)
Deferred costs	(469)	(466)
Convertible senior notes	(22,106)	(20,098)
Cancellation of indebtedness income	(1,882)	(9,841)
Deferred tax liabilities, gross	$(68,529)	$(64,628)
Deferred tax assets, net	$490	$2,237

We undertook a detailed review of our deferred taxes and determined that a valuation allowance was required for certain deferred tax assets in the U.S. (federal and state) and the U.K. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. We also considered future global intangible low-tax income inclusions in taxable income (as enacted in the Tax Cuts and Jobs Act of 2017) as potential positive evidence toward the ultimate realization of federal deferred tax assets, but we concluded that this potential positive evidence was insufficient to support a conclusion that a valuation allowance was not needed against such deferred tax assets. Because our valuation allowance evaluations require consideration of future events, significant judgment is required in making the evaluations, and our conclusions could be materially different should certain of our expectations not be met. Our valuation allowance was $40.8 million and $48.2 million at December 31, 2018, and December 31, 2017, respectively.

Certain of our deferred tax assets relate to federal, foreign and state net operating losses, capital losses, and credits as noted in the above table, and we have no other net operating losses, capital losses, or credit carry-forwards other than those noted herein. We have recorded a federal deferred tax asset of $44.5 million (based on gross federal net operating loss and capital loss carryforwards of $198.9 million, which expire in varying amounts between 2029 and 2033).

Beyond allowing for the refundability of federal minimum tax credits, the Tax Cuts and Jobs Act of 2017 made other significant changes to the Internal Revenue Code. Because of the significance of these changes, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Accordingly, in 2017, we recorded provisional amounts in our consolidated financial statements. We did not record any remeasurements of our recorded amounts in our 2018 consolidated financial statements.

We conduct business globally, and as a result, our subsidiaries file federal, state and/or foreign income tax returns. In the normal course of our business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. states and territories. With a few exceptions of a non-material nature and considering that we settled with the IRS our 2008 tax-settlement-related claims discussed previously, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2014.

Reconciliations (in thousands) of our unrecognized tax benefits from the beginning to the end of 2018 and 2017, respectively, are as follows:

	2018	2017
Balance at January 1,	$(373)	$(818)
Reductions based on tax positions related to prior years	51	583
Additions based on tax positions related to the current year	(71)	(87)
Interest and penalties accrued	(21)	(51)
Balance at December 31,	$(414)	$(373)

Further, our unrecognized tax benefits that, if recognized, would affect the effective tax rate are not material at only $0.4 million and $0.4 million at December 31, 2018, and 2017, respectively.

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

The following table sets forth the computations of net income (loss) attributable to controlling interests per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017
Numerator:
Net income (loss) attributable to controlling interests	$7,856	$(40,781)
Denominator:
Basic (including unvested share-based payment awards) (1)	13,927	13,925
Effect of dilutive stock compensation arrangements (2)	75	15
Diluted (including unvested share-based payment awards) (1)	14,002	13,940
Net income (loss) attributable to controlling interests per common share—basic	$0.56	$(2.93)
Net income (loss) attributable to controlling interests per common share—diluted	$0.56	$(2.93)

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 272,172 for the year ended December 31, 2018, compared to 281,282 for the year ended December 31, 2017.

(2)

The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position. In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

As their effects were anti-dilutive, we excluded 2.9 million and 2.5 million stock options from our net income (loss) attributable to controlling interests per common share calculations for the years ended December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, there were no shares potentially issuable and thus includible in the diluted net income (loss) attributable to controlling interests per common share calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income (loss) per common share calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

14.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”). As of December 31, 2018, 85,412 shares remained available for issuance under the ESPP and 45,826 shares remained available for issuance under the 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the years ended December 31, 2018 and 2017.

Restricted Stock

During the year ended December 31, 2018 and 2017, we granted 533,177 and 102,000 shares of restricted stock (net of any forfeitures), respectively, with aggregate grant date fair values of $1.3 million and $0.3 million, respectively. We incurred expenses of $0.7 million and $0.6 million during the year ended December 31, 2018 and 2017, respectively, related to restricted stock awards. When we grant restricted stock, we defer the grant date value of the restricted stock and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2018, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.7 million with a weighted-average remaining amortization period of 1.3 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.6 million and $0.9 million related to stock option-related compensation costs during the years ended December 31, 2018 and 2017, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,619,334	$3.04
Issued	533,500	$5.73
Exercised	(20,300)	$2.45
Cancelled/Forfeited	(11,334)	$3.04
Outstanding at December 31, 2018	3,121,200	$3.50	2.8	$1,791,200
Exercisable at December 31, 2018	1,162,349	$3.11	1.5	$728,735

We had $1.2 million and $0.9 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2018 and December 31, 2017, respectively.

15.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed 3 months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3% of their salaries under our Group Personal Pension Plan and to U.S. employees who participate in our 401(k) plan. We made matching contributions under our U.S. and U.K. plans of $285,477 and $272,005 in 2018 and 2017, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $51,593 to purchase 23,681 shares of common stock in 2018 and $35,593 to purchase 16,954 shares of common stock in 2017 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $28,629 and $22,590 in 2018 and 2017, respectively.

16.	Related Party Transactions

Under a shareholders’ agreement which we entered into with certain shareholders, including David G. Hanna, Frank J. Hanna, III and certain trusts that were Hanna affiliates, following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that is a party to the agreement may elect to sell his shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

In June 2007, we entered into a sublease for 1,000 square feet (as later amended to cover 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $18,089 and $26,629 for 2018 and 2017, respectively. The aggregate amount of payments required under the sublease from January 1, 2019 to the expiration of the sublease in May 2022 is $58,154.

In January 2013, HBR began leasing four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the years ended December 31, 2018 and 2017, we received $270,932 and $263,453, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of December 31, 2018. In November 2018, the agreement was amended to extend the maturity date of the term loan to November 21, 2019. All other terms remain unchanged.

Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 21, 2019 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty.

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