Form 10-Q
period 2019-03-31
Atlanticus Holdings Corp
filed 2019-05-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2019

of

ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-53717

Five Concourse Parkway, Suite 300

Atlanta, Georgia 30328

(770) 828-2000

Atlanticus’ common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”) and is listed on the NASDAQ Global Select Market under the symbol “ATLC”.

Atlanticus (1) has filed all reports required to be filed by Section 13 of the Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Atlanticus has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Atlanticus is a smaller reporting company and is not a shell company or an emerging growth company.

As of April 30, 2019, 15,973,770 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2019	2018

Assets
Unrestricted cash and cash equivalents (including $41.1 million and $16.8 million associated with variable interest entities at March 31, 2019 and December 31, 2018, respectively)	$101,049	$60,968
Restricted cash and cash equivalents (including $45.7 million and $61.0 million associated with variable interest entities at March 31, 2019 and December 31, 2018, respectively)	65,184	80,786
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $4.8 million and $5.7 million associated with variable interest entities at March 31, 2019 and December 31, 2018, respectively	5,394	6,306
Loans, interest and fees receivable, gross (including $453.1 million and $403.4 million associated with variable interest entities at March 31, 2019 and December 31, 2018, respectively)	562,472	541,344
Allowances for uncollectible loans, interest and fees receivable (including $76.5 million and $57.4 million associated with variable interest entities at March 31, 2019 and December 31, 2018, respectively)	(85,319)	(79,211)
Deferred revenue (including $16.9 million and $13.2 million associated with variable interest entities at March 31, 2019 and December 31, 2018, respectively)	(47,251)	(43,897)
Net loans, interest and fees receivable	435,296	424,542
Property at cost, net of depreciation	3,385	3,625
Investments in equity-method investees	2,260	2,476
Deposits	125	124
Operating lease right-of-use assets	17,013	—
Prepaid expenses and other assets	11,922	10,087
Total assets	$636,234	$582,608
Liabilities
Accounts payable and accrued expenses	$108,837	$105,765
Operating lease liabilities	27,742	—
Notes payable, at face value (including $382.4 million and $366.7 million associated with variable interest entities at March 31, 2019 and December 31, 2018, respectively)	408,242	390,927
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	4,776	5,651
Convertible senior notes	62,313	62,142
Income tax liability	300	252
Total liabilities	652,210	604,737

Commitments and contingencies (Note 10)

Equity
Common stock, no par value, 150,000,000 shares authorized: 15,977,130 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at March 31, 2019; and 15,563,574 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2018	—	—
Paid-in capital	214,891	213,435
Accumulated other comprehensive income	2,045	3,558
Retained deficit	(232,516)	(238,784)
Total shareholders’ deficit	(15,580)	(21,791)
Noncontrolling interests	(396)	(338)
Total deficit	(15,976)	(22,129)
Total liabilities and deficit	$636,234	$582,608

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Interest income:
Consumer loans, including past due fees	$50,390	$35,681
Other	69	45
Total interest income	50,459	35,726
Interest expense	(11,146)	(8,153)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	39,313	27,573
Fees and related income on earning assets	11,264	6,214
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	(254)	(1,791)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(34,598)	(15,991)
Net interest income, fees and related income on earning assets	15,725	16,005
Other operating income:
Servicing income	686	632
Other income	16,844	516
Equity in income of equity-method investees	227	9
Total other operating income	17,757	1,157
Other operating expense:
Salaries and benefits	6,591	6,298
Card and loan servicing	10,444	9,164
Marketing and solicitation	6,387	2,346
Depreciation	289	229
Other	3,878	3,700
Total other operating expense	27,589	21,737
Income (loss) before income taxes	5,893	(4,575)
Income tax expense	(238)	(144)
Net income (loss)	5,655	(4,719)
Net loss attributable to noncontrolling interests	58	49
Net income (loss) attributable to controlling interests	$5,713	$(4,670)
Net income (loss) attributable to controlling interests per common share—basic	$0.40	$(0.34)
Net income (loss) attributable to controlling interests per common share—diluted	$0.39	$(0.34)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$5,655	$(4,719)
Other comprehensive loss:
Foreign currency translation adjustment	(1,513)	(2,345)
Reclassifications of foreign currency translation adjustment to Other operating expense on the consolidated statements of operations	—	—
Income tax expense related to other comprehensive loss	—	—
Comprehensive income (loss) attributable to noncontrolling interests	4,142	(7,064)
Comprehensive loss attributable to noncontrolling interests	58	49
Comprehensive income (loss) attributable to controlling interests	$4,200	$(7,015)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

For the Three Months Ended March 31, 2019 (Unaudited)

(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Deficit

Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)
Cumulative effects from adoption of new lease standard (Note 2)	—	—	—	—	555	—	555
Stock option exercises and proceeds related thereto	419,500	—	1,065	—	—	—	1,065
Deferred stock-based compensation costs	—	—	412	—	—	—	412
Redemption and retirement of shares	(5,944)	—	(21)	—	—	—	(21)
Comprehensive income	—	—	—	(1,513)	5,713	(58)	4,142
Balance at March 31, 2019	15,977,130	$—	$214,891	$2,045	$(232,516)	$(396)	$(15,976)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$5,655	$(4,719)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion, net	1,769	229
Losses upon impairment of loans, interest and fees receivable recorded at fair value	254	1,791
Provision for losses on loans, interest and fees receivable	34,598	15,991
Interest expense from accretion of discount on notes	233	216
Income from accretion of discount associated with receivables purchases	(21,862)	(18,020)
Unrealized gain on loans, interest and fees receivable and underlying notes payable held at fair value	(874)	(1,313)
Amortization of deferred loan costs	696	390
Income from equity-method investments	(227)	(9)
Deferred stock-based compensation costs	412	254
Lease liability payments	(2,492)	(2,523)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(165)	(802)
Increase in income tax liability	48	333
Increase in deposits	(1)	(20)
Increase (decrease) in accounts payable and accrued expenses	13,710	(1,800)
Other	(1,769)	(235)
Net cash provided by (used in) operating activities	29,985	(10,237)
Investing activities
Proceeds from equity-method investees	443	692
Investments in earning assets	(164,935)	(125,768)
Proceeds from earning assets	141,354	116,164
Purchases and development of property, net of disposals	(48)	(21)
Net cash used in investing activities	(23,186)	(8,933)
Financing activities
Proceeds from exercise of stock options	1,065	—
Purchase and retirement of outstanding stock	(21)	(14)
Proceeds from borrowings	89,661	89,538
Repayment of borrowings	(73,105)	(73,996)
Net cash provided by financing activities	17,600	15,528
Effect of exchange rate changes on cash	80	(362)
Net increase (decrease) in cash and cash equivalents	24,479	(4,004)
Cash and cash equivalents and restricted cash at beginning of period	141,754	70,658
Cash and cash equivalents and restricted cash at end of period	$166,233	$66,654
Supplemental cash flow information
Cash paid for interest	$3,894	$8,718
Net cash income tax payments (refunds)	$190	$(189)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

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

Loans, Interest and Fees Receivable

Our loans, interest and fees receivable include loans, interest and fees receivable, at fair value and loans, interest and fees receivable, gross.  Some of these receivables are held by entities which qualify as variable interest entities ("VIE"), that are consolidated onto our consolidated balance sheet.

As of March 31, 2019 and December 31, 2018, the weighted average remaining accretion period for the $47.3 million and $43.9 million of deferred revenue reflected in the consolidated balance sheets was 11 months. Included within deferred revenue, are discounts on purchased loans of $29.5 million and $30.0 million as of March 31, 2019 and December 31, 2018, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the three months ended March 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)
Provision for loan losses	(19.7)	(0.9)	(14.0)	(34.6)
Charge offs	12.3	0.9	17.1	30.3
Recoveries	(0.3)	(0.3)	(1.2)	(1.8)
Balance at end of period	$(43.1)	$(1.6)	$(40.6)	$(85.3)

As of March 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(43.1)	$(1.3)	$(40.6)	$(85.0)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$211.4	$90.2	$260.9	$562.5
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.6	$0.1	$0.7
Loans, interest and fees receivable collectively evaluated for impairment	$211.4	$89.6	$260.8	$561.8

For the three months ended March 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)
Provision for loan losses	(9.0)	—	(7.0)	(16.0)
Charge offs	6.5	0.7	15.1	22.3
Recoveries	(0.1)	(0.3)	(1.2)	(1.6)
Balance at end of period	$(20.8)	$(1.9)	$(35.6)	$(58.3)

As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.1)	$(0.3)
Balance at end of period collectively evaluated for impairment	$(35.4)	$(1.1)	$(42.4)	$(78.9)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$0.1	$0.5
Loans, interest and fees receivable collectively evaluated for impairment	$188.6	$87.7	$264.5	$540.8

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of March 31, 2019 and December 31, 2018 is as follows:

As of March 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$8.3	$5.5	$7.8	$21.6
60-89 days past due	6.7	2.1	6.9	15.7
90 or more days past due	17.0	2.7	18.5	38.2
Delinquent loans, interest and fees receivable, gross	32.0	10.3	33.2	75.5
Current loans, interest and fees receivable, gross	179.4	79.9	227.7	487.0
Total loans, interest and fees receivable, gross	$211.4	$90.2	$260.9	$562.5
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$2.0	$—	$2.0

As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.1	$7.9	$9.7	$24.7
60-89 days past due	5.3	2.8	7.6	15.7
90 or more days past due	12.3	2.2	18.5	33.0
Delinquent loans, interest and fees receivable, gross	24.7	12.9	35.8	73.4
Current loans, interest and fees receivable, gross	163.9	75.2	228.8	467.9
Total loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

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

The following table details by class of receivable, the number and amount of loans that qualify as TDRs, as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	8,604	6,515	8,722	3,003
Number of TDRs that have been re-aged	2,737	1,503	2,414	236
Amount of TDRs on non-accrual status (in thousands)	$11,712	$6,160	$12,178	$3,193
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$4,779	$1,608	$3,876	$262
Carrying value of TDRs (in thousands)	$8,015	$4,033	$7,535	$1,524
TDRs - Performing (carrying value, in thousands)*	$6,426	$3,449	$5,788	$1,208
TDRs - Nonperforming (carrying value, in thousands)*	$1,589	$584	$1,747	$316

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

Given that the above TDRs have a high reserve rate prior to modification as TDRs, we do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 19,383 and 15,723 accounts in the amount of $29.2 million and $26.4 million during the twelve month periods ended March 31, 2019 and March 31, 2018, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of TDRs that completed a modification within the prior twelve months and subsequently defaulted.

.

	Twelve Months Ended
	March 31, 2019		March 31, 2018
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	2,279	1,985	2,753	1,245
Loan balance at time of charge off (in thousands)	$3,607	$2,168	$4,322	$2,415

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Also included within accounts payable and accrued expenses are amounts which may be payable in respect of one of our portfolios.

Income Taxes

We experienced an effective income tax expense rate of 4.0% for the three months ended March 31, 2019, compared to a negative effective income tax expense rate of 3.1% for the three months ended March 31, 2018. Our effective income tax expense rate for the three months ended March 31, 2019, is below the statutory rate principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period. Conversely, our negative effective income tax expense rate for the three months ended March 31, 2018, was greater than the statutory rate principally due to accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period—the effect of such accruals being partially offset by additions to valuation allowances against our net federal deferred tax assets during such period.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During the three months ended March 31, 2019, and 2018, we included $0.1 million and $0.2 million, respectively, of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; during the three months ended September 30, 2018, the IRS refunded $0.5 million of the $5.4 million payment. Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for some of the interest and for failure-to-pay penalties related to this matter. We paid another $0.2 million against accrued interest liabilities in March 2019, and we are continuing to pursue complete abatement of failure-to-pay penalties of $0.9 million. Once this matter is resolved and we pay any residual interest liability, we expect the IRS to remove the aforementioned lien in due course.

Revenue Recognition and Revenue from Contracts with Customers

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees, reflect interest income, including finance charges, and late fees on loans, which are recognized in accordance with the terms of the related customer agreements. Premiums and discounts paid or received associated with an installment or auto loan are generally deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include: (1) fees associated with our credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer activities, and our legacy credit card receivables; (2) changes in the fair value of loans, interest and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; and (4) gains or losses associated with our investments in securities.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the three months ended March 31,
	2019	2018
Fees on credit products	$10,296	$4,905
Changes in fair value of loans, interest and fees receivable recorded at fair value	(1)	(18)
Changes in fair value of notes payable associated with structured financings recorded at fair value	875	1,331
Other	94	(4)
Total fees and related income on earning assets	$11,264	$6,214

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

Other Income

Included in Other income for the three months ended March 31, 2019, is $15.5 million associated with reductions in accruals related to one of our portfolios.  The original accrual was based upon our estimate of the amount that could be claimed by customers and is based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate are subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim.  As of March 31, 2019, we had approximately $92 million accrued related to this liability within accounts payable and accrued expenses on the consolidated balance sheets, including the reclassification of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets. Also included in other income, are revenues associated with ancillary product offerings and interchange revenues. We recognize these fees as income in the period earned.

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of this standard. We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our Credit and Other Investments segment and servicing revenue and other customer-related fees in both our Credit and Other Investments segment and our Auto Finance segment. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee. Revenue from these contracts with customers is included as a component of Other income on our consolidated statements of operations. Service charges and other customer related fees are earned from customers based on the occurrence of specific services that do not result in an ongoing obligation beyond what has already been rendered.  Components (in thousands) of our revenue from contracts with customers is as follows:

	Credit and
Three months ended March 31, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$928	$—	$928
Servicing income	419	267	686
Service charges and other customer related fees	429	17	446
Total revenue from contracts with customers	$1,776	$284	$2,060

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
Three months ended March 31, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$444	$—	$444
Servicing income	402	230	632
Service charges and other customer related fees	25	47	72
Total revenue from contracts with customers	$871	$277	$1,148

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, along with subsequent guidance, which requires lessees to recognize assets and liabilities for most leases and changes certain aspects of current lessor accounting, among other things. We adopted these standards using a modified retrospective transition approach for leases existing at, or entered into after, January 1, 2019 and did not restate the comparative periods presented in the Consolidated Financial Statements upon adoption.

ASU 2016-02 provides a number of optional practical expedients and policy elections in transition. We elected the ‘package of practical expedients’ under which we did not reassess prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us. We also elected the short-term lease recognition exemption for all leases that qualify, meaning we did not recognize right-of-use assets or lease liabilities for these short term leases.

Upon adoption, we recognized additional lease liabilities of $30.2 million and a corresponding right-of-use asset of $18.6 million with a $0.6 million cumulative effect on our opening retained deficit. The impact of our status as a lessor in the sublease arrangements we maintain did not result in a material change upon adoption.  See Note 7, "Leases" for additional disclosure.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after March 31, 2019, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both March 31, 2019 and December 31, 2018, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the three months ended March 31, 2019 and 2018 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended March 31, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$42,672	$7,718	$50,390
Other	69	—	69
Total interest income	42,741	7,718	50,459
Interest expense	(10,769)	(377)	(11,146)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$31,972	$7,341	$39,313
Fees and related income on earning assets	$11,236	$28	$11,264
Servicing income	$419	$267	$686
Equity in income of equity-method investees	$227	$—	$227
Income before income taxes	$4,207	$1,686	$5,893
Income tax benefit (expense)	$239	$(477)	$(238)
Total assets	$557,281	$78,953	$636,234

Three months ended March 31, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$28,562	$7,119	$35,681
Other	45	—	45
Total interest income	28,607	7,119	35,726
Interest expense	(7,892)	(261)	(8,153)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$20,715	$6,858	$27,573
Fees and related income on earning assets	$6,197	$17	$6,214
Servicing income	$402	$230	$632
Equity in income of equity-method investees	$9	$—	$9
(Loss) income before income taxes	$(6,914)	$2,339	$(4,575)
Income tax benefit (expense)	$399	$(543)	$(144)
Total assets	$365,882	$67,030	$432,912

4.	Shareholders’ Equity

During the three months ended March 31, 2019 and 2018, we repurchased and contemporaneously retired 5,944 and 7,006 shares of our common stock at an aggregate cost of $21,000 and $14,000, respectively, pursuant to the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at March 31, 2019 and December 31, 2018, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at March 31, 2019 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	March 31, 2019	December 31, 2018
Loans, interest and fees receivables, at fair value	$3,232	$3,546
Total assets	$3,407	$3,732
Total liabilities	$17	$18
Members’ capital	$3,390	$3,714
	Three months ended March 31,
	2019	2018
Net interest income, fees and related income on earning assets	$342	$14
Net income (loss)	$289	$(61)
Net income attributable to our equity investment investee	$227	$9

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2019 and December 31, 2018 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2019 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$476,959	$429,902
Loans, interest and fees receivable, at fair value	$—	$—	$5,394	$5,394
Assets – As of December 31, 2018 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$470,496	$418,236
Loans, interest and fees receivable, at fair value	$—	$—	$6,306	$6,306

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2019 and 2018:

	Loans, Interest and Fees Receivables, at Fair Value
	2019	2018
Balance at January 1,	$6,306	$11,109
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	(1)	(18)
Settlements	(911)	(1,691)
Impact of foreign currency translation	—	13
Balance at March 31,	$5,394	$9,413

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2019 and December 31, 2018:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$5,394	Discounted cash flows	Gross yield	25.2% to 33.5% (26.3%)
			Principal payment rate	2.1% to 3.1% (2.2%)
			Expected credit loss rate	10.6% to 11.2% (10.7%)
			Servicing rate	15.6% to 20.9% (16.3%)
			Discount rate	14.9% to 14.9% (14.9%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$6,306	Discounted cash flows	Gross yield	25.8% to 30.8% (26.4%)
			Principal payment rate	2.2% to 3.0% (2.3%)
			Expected credit loss rate	8.7% to 11.3% (9.0%)
			Servicing rate	14.9% to 19.5% (15.5%)
			Discount rate	14.9% to 14.9% (14.9%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2019 and December 31, 2018 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$407,022	$407,022
Amortizing debt facilities	$—	$—	$1,220	$1,220
Notes payable to related parties	$—	$—	$40,000	$40,000
Convertible senior notes	$—	$47,230	$—	$62,313
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$4,776	$4,776
Liabilities - As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$389,707	$389,707
Amortizing debt facilities	$—	$—	$1,220	$1,220
Notes payable to related parties	$—	$—	$40,000	$40,000
Convertible senior notes	$—	$47,230	$—	$62,142
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$5,651	$5,651

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2019 and 2018.

	Notes Payable Associated with Structured Financings, at Fair Value
	2019	2018
Beginning balance, January 1,	$5,651	$9,240
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(875)	(1,331)
Repayments on outstanding notes payable, net	—	—
Ending balance, March 31,	$4,776	$7,909

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2019 and December 31, 2018:

Quantitative information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at March 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$4,776	Discounted cash flows	Gross yield	25.2%
			Principal payment rate	2.1%
			Expected credit loss rate	10.6%
			Discount rate	14.9%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$5,651	Discounted cash flows	Gross yield	25.8%
			Principal payment rate	2.2%
			Expected credit loss rate	8.7%
			Discount rate	14.9%

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2019 and December 31, 2018 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2019	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$1,016	$7,009
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$618	$4,776
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$4	$8
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$28	$252

As of December 31, 2018	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$1,160	$7,708
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$655	$5,651
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$7
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$35	$224

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2019	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2018
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$4,776	$5,651

7.	Leases

We have operating leases primarily associated with our corporate offices and regional service centers as well as for certain equipment.  Our leases have remaining lease terms of 1 to 5 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods.  Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space.  The terms of the sublease arrangement generally coincide with the underlying lease. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows:

	For the three months ended March 31,
	2019	2018
Operating lease cost, gross	$1,709	$1,696
Sublease income	(1,283)	(1,270)
Net Operating lease cost	$426	$426
Cash paid under operating leases, gross	$2,492	$2,523

Weighted average remaining lease term - months	38
Weighted average discount rate	6.9%

Maturities of lease liabilities were as follows:

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2019 (excluding the three months ended March 31, 2019	$7,460	$(5,201)	$2,259
2020	9,999	(7,115)	2,884
2021	10,011	(7,315)	2,696
2022	4,254	(3,112)	1,142
2023	73	—	73
Thereafter	13	—	13
Total lease payments	31,810	$(22,743)	$9,067
Less imputed interest	(4,068)
Total	$27,742

8.	Notes Payable

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	March 31, 2019	December 31, 2018
Unrestricted cash and cash equivalents	$41.1	$16.8
Restricted cash and cash equivalents	$45.7	$61.0
Loans, interest and fees receivable, at fair value	$4.8	$5.7
Loans, interest and fees receivable, gross	$453.1	$403.4
Allowances for uncollectible loans, interest and fees receivable	$(76.5)	$(57.4)
Deferred revenue	$(16.9)	$(13.2)
Total Assets held by VIEs	$451.3	$416.3
Notes Payable, at face value held by VIEs	$382.4	$366.7
Notes Payable, at fair value held by VIEs	$4.8	$5.7
Maximum exposure to loss due to involvement with VIEs	$454.5	$438.5

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2019 and December 31, 2018, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2019 and December 31, 2018, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2019 and December 31, 2018.

	Carrying Amounts at Fair Value as of
	March 31, 2019	December 31, 2018
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of March 31, 2019 ($101.3 million as of December 31, 2018) bearing interest at a weighted average 7.5% interest rate, based upon LIBOR, at March 31, 2019 (7.5% at December 31, 2018), which is secured by credit card receivables and restricted cash aggregating $4.8 million as of March 31, 2019 ($5.7 million as of December 31, 2018) in carrying amount	$4.8	$5.7

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $4.8 million in fair value of the structured financing facility included in the above table is $4.8 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at March 31, 2019.

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

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of March 31, 2019 and December 31, 2018 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2019	December 31, 2018

Revolving credit facilities at a weighted average interest rate equal to 7.7% at March 31, 2019 (7.6% at December 31, 2018) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $484.0 million as of March 31, 2019 ($468.8 million at December 31, 2018)

Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2020) (1) (2)	31.2	30.0
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2019) (2) (3) (4)	49.6	49.9
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (3) (4) (5) (6)	69.0	61.0
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2020) (3) (4) (5) (6)	80.5	80.5
Revolving credit facility, not to exceed $100.0 million (expiring November 16, 2020) (3) (4) (5) (6)	16.0	8.0
Revolving credit facility, not to exceed $167.3 million (expiring November 15, 2023) (3) (4) (5) (6)	167.3	167.3
Other facilities
Other secured debt (expiring September 8, 2023) that is secured by certain assets of the Company with an annual rate equal to 5.5%	1.2	1.2
Senior secured term loan to related parties (expiring November 21, 2019) that is secured by certain assets of the Company with an annual rate equal to 9.0% (4)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	454.8	437.9
Unamortized debt issuance costs and discounts	(6.6)	(7.0)
Total notes payable outstanding	$448.2	$430.9

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

(4)	Loans are associated with variable interest entities.
(5)	See below for additional information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.

Not included in the table above are certain bank commitments to lend additional capital upon assignment of available collateral.  The remaining terms on these agreements range from 9-30 months at interest rates based on LIBOR plus a spread of 4.5%-6.5%.  The total committed but undrawn capacity of these additional bank commitments as of March 31, 2019 was $97.0 million.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of March 31, 2019. In November 2018, the agreement was amended to extend the maturity date of the term loan to November 21, 2019. All other terms remain unchanged.

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

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $49.6 million was drawn as of March 31, 2019).  This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 5.0%. The loan is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus who is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with a $40.0 million borrowing limit that can be drawn to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $31.2 million was drawn as of March 31, 2019). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios.  The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In February 2019, we extended the maturity date of this revolving credit facility to November 1, 2020.  There were no other material changes to the existing terms or conditions and the new maturity date is reflected in the table above.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $69.0 million was outstanding as of March 31, 2019) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed and range from 12.0% to 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $96.5 million was outstanding as of March 31, 2019) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25% and LIBOR plus 4.5%, respectively. The facilities mature on June 11, 2020 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

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

We are in compliance with the covenants underlying our various notes payable.

9.	Convertible Senior Notes

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	March 31, 2019	December 31, 2018
Face amount of convertible senior notes	$88,280	$88,280
Discount	(25,967)	(26,138)
Net carrying value	$62,313	$62,142
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

10.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account.  Unfunded commitments under these products aggregated $717.0 million at March 31, 2019. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2019, CAR had unfunded outstanding floor-plan financing commitments totaling $8.0 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $11.4 million remains pledged as of March 31, 2019 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2019, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 7, “Leases”.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

11.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income (loss) per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) attributable to controlling interests	$5,713	$(4,670)
Denominator:
Basic (including unvested share-based payment awards) (1)	14,355	13,899
Effect of dilutive stock compensation arrangements (2)	362	—
Diluted (including unvested share-based payment awards) (1)	14,717	13,899
Net income (loss) attributable to controlling interests per common share—basic	$0.40	$(0.34)
Net income (loss) attributable to controlling interests per common share—diluted	$0.39	$(0.34)

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 397,566 for the three months ended March 31, 2019, compared to 184,196 for the three months ended March 31, 2018.

(2)

The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three months ended March 31, 2019 and 2018, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes,” for a further discussion of these convertible securities.

12.	Stock-Based Compensation

As of March 31, 2019, we had two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”).  On May 9, 2019, our shareholders approved the Fourth Amended and Restated 2014 Equity Incentive Plan (the "Fourth Amended 2014 Plan").  Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the Fourth Amended 2014 Plan by 2,000,000 shares and (ii) extended the term of the Fourth Amended 2014 Plan by approximately two years. As of March 31, 2019, 78,169 shares remained available for issuance under the ESPP and 1,796,770 shares remained available for issuance under the 2014 Plan (including the additional shares authorized by the Fourth Amended 2014 Plan).

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to additional paid-in capital during the three months ended March 31, 2019 and 2018.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2019 and 2018, we granted 205,000 and 69,000 cumulative shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.7 million and $0.2 million, respectively. We incurred expenses of $0.2 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2019, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.3 million with a weighted-average remaining amortization period of 2.0 years.

Stock Options

Our 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant.   The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.2 million and $0.2 million related to stock option-related compensation costs during the three months ended March 31, 2019 and 2018, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,121,200	$3.50
Issued	50,000	$3.13
Exercised	(419,500)	$2.54
Cancelled/Forfeited	—	$—
Outstanding at March 31, 2019	2,751,700	$3.64	2.9	$934,117
Exercisable at March 31, 2019	959,868	$3.34	2.1	$239,953

We had $1.0 million and $1.2 million of unamortized deferred compensation costs associated with non-vested stock options as of March 31, 2019 and December 31, 2018, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2018, where certain terms have been defined.

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

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) investments in additional financial assets associated with point-of-sale and direct-to-consumer finance and credit activities as well as the acquisition of interests in receivables portfolios and (2) the repurchase of our convertible senior notes and other debt and our outstanding common stock.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2019	2018	from 2018 to 2019
Total interest income	$50,459	$35,726	$14,733
Interest expense	(11,146)	(8,153)	(2,993)
Fees and related income on earning assets:
Fees on credit products	10,296	4,905	5,391
Changes in fair value of loans, interest and fees receivable recorded at fair value	(1)	(18)	17
Changes in fair value of notes payable associated with structured financings recorded at fair value	875	1,331	(456)
Other	94	(4)	98
Other operating income:
Servicing income	686	632	54
Other income	16,844	516	16,328
Equity in income of equity-method investee	227	9	218
Total	$68,334	$34,944	$33,390
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	254	1,791	1,537
Provision for losses on loans, interest and fees receivable recorded at net realizable value	34,598	15,991	(18,607)
Other operating expenses:
Salaries and benefits	6,591	6,298	(293)
Card and loan servicing	10,444	9,164	(1,280)
Marketing and solicitation	6,387	2,346	(4,041)
Depreciation	289	229	(60)
Other	3,878	3,700	(178)
Net income (loss)	5,655	(4,719)	10,374
Net loss attributable to noncontrolling interests	58	49	9
Net income (loss) attributable to controlling interests	5,713	(4,670)	10,383

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $322.3 million as of March 31, 2018 to $472.3 million as of March 31, 2019. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations in 2019. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 8, “Notes Payable,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable associated with our point-of-sale and direct-to-consumer operations increased from $219.9 million as of March 31, 2018 to $382.4 million as of March 31, 2019. We anticipate additional debt financing over the next few quarters as we continue to acquire receivables, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We expect increasing levels of direct-to-consumer fee income throughout 2019 as we continue to invest in new credit card receivables as part of our direct-to-consumer operations. Additionally, for credit card accounts for which we use fair value accounting, we expect our change in fair value of credit card receivables recorded at fair value and our change in fair value of notes payable associated with structured financings recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future. Such volatility will be muted somewhat, however, by the offsetting nature of the receivables and underlying debt being recorded at fair value and with the expected reductions in the face amounts of such outstanding receivables and debt as we experience further legacy credit card receivables liquidations and associated debt repayments.

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

Other income.  Included within our Other income category are ancillary and interchange revenues. Given recent growth associated with new credit card offerings and related receivables, we expect ancillary and interchange revenues to grow throughout the year.   Also included in Other income for the three months ended March 31, 2019 is $15.5 million associated with reductions in accruals related to one of our portfolios.  The original accrual was based upon our estimate of the amount that could be claimed by customers and is based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate are subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim. As of March 31, 2019, we had approximately $92 million accrued related to this liability within accounts payable and accrued expenses on the consolidated balance sheets, including the reclassification of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets.  We currently expect a significant majority of the remaining accrued amount to be either reduced or paid to customers by December 31, 2019.  Any further reduction in the amount accrued would result in future earnings within this income statement category.

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

Net losses upon impairment of loans, interest and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge-offs as we continue to liquidate our historical credit card receivables.

Provision for losses on loans, interest and fees receivable recorded at net realizable value.  Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between both the three months ended March 31, 2019 and 2018 and the years ended December 31, 2018 and 2017 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans, interest and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three months ended March 31, 2019, relative to the three months ended March 31, 2018, reflect the following:

•	increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect some marginal increase in this cost for 2019 when compared to 2018 as we expect our receivables to continue to grow;
•

increases in card and loan servicing expenses in the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $322.3 million outstanding to $472.3 million outstanding at March 31, 2018 and March 31, 2019, respectively, offset by the continued net liquidations in our historical credit card portfolios, the receivables of which declined from $15.6 million outstanding to $8.7 million outstanding at March 31, 2018 and March 31, 2019, respectively;

•

increases in marketing and solicitation costs for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018, primarily due to volume-related increases in costs attributable to the growth in our retail point-of-sale and direct-to-consumer portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2019 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•	slight increases in other expenses primarily related to realized translation gains and losses recognized during both periods.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs based on the ongoing contraction of our legacy credit card receivables. This trend is reversing as we continue to grow our earning assets (including loans, interest and fees receivable) based principally on growth of point-of-sale and direct-to-consumer receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels with minimal growth in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs as we were able to better utilize our fixed costs to grow our asset base. We continue to manage our costs effectively.

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer credit card-related operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then we may experience continuing pressure on our ability to achieve consistent profitability.

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

Income Taxes. We experienced an effective income tax expense rate of 4.0% for the three months ended March 31, 2019, compared to a negative effective income tax expense rate of 3.1% for the three months ended March 31, 2018. Our effective income tax expense rate for the three months ended March 31, 2019, is below the statutory rate principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period. Conversely, our negative effective income tax expense rate for the three months ended March 31, 2018, was greater than the statutory rate principally due to accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period—the effect of such accruals being partially offset by additions to valuation allowances against our net federal deferred tax assets during such period.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During the three months ended March 31, 2019, and 2018, we included $0.1 million and $0.2 million, respectively, of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; during the three months ended September 30, 2018, the IRS refunded $0.5 million of the $5.4 million payment. Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for some of the interest and for failure-to-pay penalties related to this matter. We paid another $0.2 million against accrued interest liabilities in March 2019, and we are continuing to pursue complete abatement of failure-to-pay penalties of $0.9 million. Once this matter is resolved and we pay any residual interest liability, we expect the IRS to remove the aforementioned lien in due course.

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

We record (i) the finance charges, discount accretion and late fees assessed on our Credit and Other Investments segment receivables in the interest income - consumer loans, including past due fees category on our consolidated statements of operations, (ii) the rental revenue, annual, activation, monthly maintenance, returned-check, cash advance and other fees in the fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations (for all credit product receivables other than those for which we have elected the fair value option) and within net losses upon impairment of loans, interest and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) the period-end and average managed receivables data include the face value of receivables which are accounted for under the fair value option; and (4) when applicable, we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of impairment of loans, interest and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $0.4 million for the three months ended September 30, 2018, $1.7 million for the three months ended June 30, 2018, $2.9 million for the three months ended September 30, 2017, and $1.1 million for the three months ended June 30, 2017. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, we do not expect to receive any further material reimbursements with respect to this portfolio.

A reconciliation of our Loans, interest and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2019	2018				2017
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Loans, interest and fees receivable, gross	8,664	9,575	10,504	13,790	15,557	16,601	18,180	20,102
Fair value adjustment	(3,270)	(3,269)	(3,379)	(5,504)	(6,144)	(5,492)	(6,161)	(7,332)
Loans, interest and fees receivable, at fair value	5,394	6,306	7,125	8,286	9,413	11,109	12,019	12,770

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategies under the “How Do We Collect?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2019	2018				2017
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$480,928	$462,862	$406,057	$371,331	$337,848	$333,286	$303,080	$267,637
Percent 30 or more days past due	13.7%	13.2%	12.7%	11.8%	12.1%	13.7%	12.1%	11.5%
Percent 60 or more days past due	10.3%	9.5%	9.3%	8.5%	9.1%	9.8%	8.3%	7.8%
Percent 90 or more days past due	7.5%	6.7%	6.4%	5.7%	6.5%	6.5%	5.5%	4.9%
Averaged managed receivables	$471,895	$434,460	$388,694	$354,590	$335,567	$318,183	$285,359	$257,603
Total yield ratio	46.5%	44.3%	43.2%	41.6%	41.0%	39.5%	36.5%	35.1%
Combined gross charge-off ratio	23.6%	21.6%	19.7%	22.4%	24.2%	20.1%	18.2%	21.1%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer operations (“Direct”) (dollars in thousands). Results of our historical credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2019	2018				2017
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$255,922	$257,772	$238,851	$223,873	$207,231	$206,877	$193,403	$180,830
Percent 30 or more days past due	12.7%	13.6%	13.4%	12.4%	12.6%	14.0%	14.0%	12.3%
Percent 60 or more days past due	9.8%	9.9%	9.8%	8.8%	9.4%	10.1%	9.9%	8.4%
Percent 90 or more days past due	7.2%	7.1%	6.9%	5.8%	6.8%	7.2%	6.9%	5.6%
Average APR	24.8%	25.0%	24.7%	24.8%	24.2%	24.2%	26.7%	26.7%
Receivables purchased during period	$69,120	$80,096	$70,860	$74,391	$60,932	$64,036	$59,293	$65,786

	Direct - At or for the Three Months Ended
	2019	2018				2017
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$216,342	$195,515	$156,702	$133,668	$115,060	$109,808	$91,497	$66,705
Percent 30 or more days past due	15.1%	13.0%	12.1%	11.5%	12.2%	12.9%	8.3%	9.3%
Percent 60 or more days past due	11.2%	9.3%	8.9%	8.5%	9.2%	9.1%	5.0%	6.2%
Percent 90 or more days past due	8.0%	6.4%	6.0%	5.9%	6.4%	5.3%	2.7%	3.4%
Average APR	27.9%	28.1%	27.6%	27.2%	26.9%	27.5%	28.5%	28.0%
Receivables purchased during period	$60,733	$69,585	$48,729	$48,966	$33,747	$38,338	$38,005	$15,051

The following discussion relates to the tables above.

Managed receivables levels. We experienced overall quarterly growth for the last eight quarters related to our current product offerings including over $150.0 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from March 31, 2018 to March 31, 2019. The addition of large point-of-sale retail partners and ongoing purchases of receivables from existing retail partners helped grow our point-of-sale receivables by $48.7 million from March 31, 2018 to March 31, 2019.  This growth was slightly offset in the first quarter of 2019 when compared to the fourth quarter of 2018 largely due to seasonality within the purchase behavior of consumers. Similarly, our direct-to-consumer acquisitions grew by $101.3 million from March 31, 2018 to March 31, 2019, including growth in the first quarter of 2019. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2019, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

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

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Our first quarter 2019 total yield ratio excludes the impact of $15.5 million associated with our aforementioned reduction in reserves associated with one of our portfolios.  Similarly, our fourth quarter 2018 total yield ratio excludes the impact of $36.2 million associated with our aforementioned litigation settlement.  Additionally, our fourth quarter 2017 total yield ratio excludes the impact of our $2.1 million write-down of the carrying value associated with a previous investment in a consumer finance technology platform.

We expect total yield ratios to continue to fluctuate somewhat based on the relative mix of growth in point-of-sale receivables and our higher yielding direct-to-consumer credit card receivables.

Combined gross charge-off ratio.We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Our fourth quarter 2017 and first quarter 2018 combined gross charge-off ratios reflect further significant investments during the second and third quarters in 2017 in direct-to-consumer receivables, which reached their peak charge off periods during the fourth quarter of 2017 and first quarter of 2018. Second and third quarter 2018 declines in the gross charge-off ratio are reflective of this as well and are also indicative of some of the seasonal delinquency benefits discussed above. Combined gross charge-off rates for the fourth quarter of 2018 and first quarter of 2019 reflect the expected higher charge-off rates associated with a mix shift to higher yielding products and ongoing testing of new products throughout 2018.

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

Collectively, as of March 31, 2019, we served more than 590 dealers through our Auto Finance segment in 34 states, the District of Columbia and two U.S. territories.

Managed Receivables Background

For reasons set forth above within our Credit and Other Investments segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to our GAAP financial statements requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable. Similar to the managed receivables calculation above, the average managed receivables used in the ratios below is calculated based on the quarter ending balances of consolidated receivables.

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2019	2018				2017
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$90,208	$88,057	$85,338	$83,872	$78,436	$77,213	$74,923	$76,387
Percent 30 or more days past due	11.4%	14.7%	13.3%	10.8%	8.8%	12.8%	13.0%	11.7%
Percent 60 or more days past due	5.3%	5.7%	4.3%	3.6%	3.3%	5.0%	5.0%	4.0%
Percent 90 or more days past due	2.9%	2.5%	1.7%	1.4%	1.6%	2.4%	2.2%	1.4%
Average managed receivables	$89,133	$86,698	$84,605	$81,154	$77,825	$76,068	$75,655	$74,254
Total yield ratio	36.0%	36.1%	37.9%	38.2%	37.9%	37.9%	38.8%	39.2%
Combined gross charge-off ratio	2.7%	2.8%	0.9%	0.5%	2.1%	3.0%	1.1%	2.5%
Recovery ratio	1.3%	0.9%	0.9%	1.0%	1.5%	1.5%	1.7%	2.0%

Managed receivables.  We expect modest growth in the level of our managed receivables for 2019 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its existing locations and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. Managed receivable levels are higher in the first quarter of 2019 when compared to the first quarter of 2018 and in each of the periods of 2018 when compared to the same period in 2017 primarily due to the acquisition of new dealer relationships which has resulted in the ability to purchase higher levels of auto receivables.  We expect this increase in receivables when compared to the same periods in the prior year will continue to result in period over period increases.

Delinquencies.  Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first quarter of 2019 due to seasonal performance improvements. Delinquency levels experienced for the first three quarters of 2018 generally were lower than those experienced during the same periods in 2017 largely due to the absence of any significant dealer-related losses (as opposed to individual consumer defaults) that are typical during any given year and which tend to produce larger portfolio level defaults on receivables.  These low delinquencies also contributed to lower combined gross charge-off rates during 2018 as discussed further below. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. While we expect some increase in our delinquency rates in 2019 (as was seen in the fourth quarter of 2018) when compared to the same periods in 2018, we are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, facilities that could represent near-term significant refunding or refinancing needs as of March 31, 2019 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2019) that is secured by certain receivables and restricted cash	$49.6
Revolving credit facility (expiring November 1, 2020) that is secured by the financial and operating assets of our CAR operations	31.2
Revolving credit facility (expiring June 11, 2020) that is secured by certain receivables and restricted cash	80.5
Revolving credit facility (expiring November 16, 2020) that is secured by certain receivables and restricted cash	16.0
Senior secured term loan from related parties (expiring November 21, 2019) that is secured by certain assets of the Company	40.0
Total	$217.3

Further details concerning the above debt facilities are provided in Note 8, “Notes Payable,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $69.0 million was outstanding as of March 31, 2019) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes range from 12.0% to 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $96.5 million was outstanding as of March 31, 2019) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25% and LIBOR plus 4.5%, respectively.

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

At March 31, 2019, we had $101.0 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2019 and 2018 are as follows:

•

During the three months ended March 31, 2019, we generated $30.0 million of cash flows from operations compared to the use of $10.2 million of cash flows from operations during the three months ended March 31, 2018. The increase in cash provided by operating activities was principally related to the reclassification of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets and increases in finance collections associated with our growing point-of-sale and direct-to-consumer receivables.

•

During the three months ended March 31, 2019, we used $23.2 million of cash from our investing activities, compared to use of $8.9 million of cash from investing activities during the three months ended March 31, 2018.  This increase in cash used is primarily due to: 1) the shrinking size of our historical credit card receivables, resulting in lower corresponding payments from consumers; and 2) increasing levels of investments for 2019 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2018 and which we expect to continue to make throughout 2019. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the three months ended March 31, 2019, we generated $17.6 million of cash in financing activities, compared to our generating $15.5 million of cash in financing activities during the three months ended March 31, 2018. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2020.  As of March 31, 2019 we were authorized to repurchase a remaining 4,737,000 shares under this share repurchase plan.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees, reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Premiums and discounts paid or received associated with a loan are generally deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned.

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

In January 2013, HBR began leasing four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the three months ended March 31, 2019 and 2018, we received $69,257 and $70,004, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of March 31, 2019. In November 2018, the agreement was amended to extend the maturity date of the term loan to November 21, 2019. All other terms remain unchanged.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent upon banks to issue credit cards and provide certain other credit products utilizing our technology platform and related services. We currently contract with a single bank to issue credit cards and provide certain other credit products.  We then acquire interests in and service the receivables originated by that bank utilizing our technology platform.  The bank could determine not to continue the relationship for various business reasons, or its regulators could limit its ability to issue credit cards on our behalf or to originate some or all of the other products that we service or require the bank to modify those products significantly and could do either with little or no notice. Any significant interruption or change of our bank relationship would result in our being unable to acquire new receivables or develop certain other credit products.  Unless we were able to timely replace our bank relationship, such an interruption would prevent us from acquiring newly originated credit card receivables and growing our investments in point-of-sale and direct-to-consumer receivables.  In turn, it would materially adversely impact our business.

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

Unless we obtain a bank charter, we cannot issue credit cards. Issuers of general purpose credit cards generally permit only entities holding a bank or similar charter to issue credit cards.  Because we do not have a bank or similar charter, we currently cannot issue credit cards ourselves. Unless we obtain a bank or similar charter, we will continue to be dependent upon our banking relationship that provides for the issuance of credit cards to consumers, and from which we acquire interests in receivables originated through the relationship. Even if we obtain a bank charter, there may be restrictions on the types of credit that the bank may extend.

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

We face heightened levels of economic risk associated with certain prior investments. We have made a number of investments in businesses that are not directly related to our traditional servicing and receivables financing activities to, or associated with, the underserved consumer credit market. In addition, some of these investments that we have made are in debt or equity securities of businesses over which we exert little or no control, which likely exposes us to greater risks of loss than investments in activities and operations that we control. We make only those investments we believe have the potential to provide a favorable return. However, because some of the investments are outside of our core areas of expertise, they entail risks beyond those described elsewhere in this report.

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

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock pursuant to share lending agreements or short sale transactions by holders of convertible senior notes, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Sales of significant amounts of our common stock or equity-related securities in the public market, including sales pursuant to share lending agreements, or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. Future sales of shares of common stock or the availability of shares of common stock for future sale, including sales of our common stock in short sale transactions by holders of our convertible senior notes, may have a material adverse effect on the trading price of our common stock.

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

As of March 31, 2019, Atlanticus Holdings Corporation had outstanding: $422.4 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $108.7 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 8, “Notes Payable,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of March 31, 2019, our subsidiaries had total liabilities of approximately $546.6 million (including the $422.4 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31	—	$—	—	4,737,540
February 1 - February 28	—	$—	—	4,737,540
March 1 - March 31	5,944	$3.56	—	4,737,540
Total	5,944	$3.56	—	4,737,540

(1)

Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 5,944 such shares returned to us during the three months ended March 31, 2019.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1	Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2	Program Management Agreement, dated April 1, 2017, between Mid America Bank & Trust Company and Atlanticus Services Corporation	Filed herewith
10.2(a)*	Amended and Restated Receivable Sales Agreement, dated April 1, 2017, between Mid America Bank & Trust Company and Fortiva Funding, LLC	Filed herewith
10.2(b)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Atlanticus Services Corporation and The Bank of Missouri	Filed herewith
10.2(c)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Fortiva Funding, LLC and The Bank of Missouri	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

* Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

May 14, 2019	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)