Form 10-Q
period 2019-06-30
Atlanticus Holdings Corp
filed 2019-08-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2019

of

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

As of August 8, 2019, 16,097,022 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2019	2018

Assets
Unrestricted cash and cash equivalents (including $22.2 million and $16.8 million associated with variable interest entities at June 30, 2019 and December 31, 2018, respectively)	$63,197	$60,968
Restricted cash and cash equivalents (including $55.9 million and $61.0 million associated with variable interest entities at June 30, 2019 and December 31, 2018, respectively)	81,897	80,786
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $4.3 million and $5.7 million associated with variable interest entities at June 30, 2019 and December 31, 2018, respectively)	4,904	6,306
Loans, interest and fees receivable, gross (including $551.6 million and $403.4 million associated with variable interest entities at June 30, 2019 and December 31, 2018, respectively)	691,816	541,344
Allowances for uncollectible loans, interest and fees receivable (including $91.4 million and $57.4 million associated with variable interest entities at June 30, 2019 and December 31, 2018, respectively)	(100,197)	(79,211)
Deferred revenue (including $28.1 million and $13.2 million associated with variable interest entities at June 30, 2019 and December 31, 2018, respectively)	(65,662)	(43,897)
Net loans, interest and fees receivable	530,861	424,542
Property at cost, net of depreciation	3,147	3,625
Investments in equity-method investees	2,053	2,476
Deposits	104	124
Operating lease right-of-use assets	16,275	—
Prepaid expenses and other assets	12,824	10,087
Total assets	$710,358	$582,608
Liabilities
Accounts payable and accrued expenses	$86,309	$105,765
Operating lease liabilities	26,171	—
Notes payable, at face value (including $469.1 million and $366.7 million associated with variable interest entities at June 30, 2019 and December 31, 2018, respectively)	497,126	390,927
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	4,324	5,651
Convertible senior notes	62,487	62,142
Income tax liability	2,504	252
Total liabilities	718,921	604,737

Commitments and contingencies (Note 10)

Equity
Common stock, no par value, 150,000,000 shares authorized: 16,123,285 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at June 30, 2019; and 15,563,574 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2018	—	—
Paid-in capital	215,111	213,435
Accumulated other comprehensive income	4,056	3,558
Retained deficit	(227,272)	(238,784)
Total shareholders’ deficit	(8,105)	(21,791)
Noncontrolling interests	(458)	(338)
Total deficit	(8,563)	(22,129)
Total liabilities and deficit	$710,358	$582,608

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Consumer loans, including past due fees	$55,091	$37,743	$105,481	$73,424
Other	109	41	178	86
Total interest income	55,200	37,784	105,659	73,510
Interest expense	(12,014)	(8,807)	(23,160)	(16,960)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	43,186	28,977	82,499	56,550
Fees and related income on earning assets	15,137	7,094	26,401	13,308
Net (losses upon) recovery of impairment of loans, interest and fees receivable recorded at fair value	(271)	1,352	(525)	(439)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(48,414)	(16,476)	(83,012)	(32,467)
Net interest income, fees and related income on earning assets	9,638	20,947	25,363	36,952
Other operating income:
Servicing income	375	632	1,061	1,264
Other income	28,570	771	45,414	1,287
Equity in income of equity-method investees	225	531	452	540
Total other operating income	29,170	1,934	46,927	3,091
Other operating expense:
Salaries and benefits	6,435	5,602	13,026	11,900
Card and loan servicing	11,527	8,928	21,971	18,092
Marketing and solicitation	9,110	2,093	15,497	4,439
Depreciation	283	235	572	464
Other	4,021	5,446	7,899	9,146
Total other operating expense	31,376	22,304	58,965	44,041
Income (loss) before income taxes	7,432	577	13,325	(3,998)
Income tax (expense) benefit	(2,250)	4,998	(2,488)	4,854
Net income	5,182	5,575	10,837	856
Net loss attributable to noncontrolling interests	62	55	120	104
Net income attributable to controlling interests	$5,244	$5,630	$10,957	$960
Net income attributable to controlling interests per common share—basic	$0.36	$0.41	$0.76	$0.07
Net income attributable to controlling interests per common share—diluted	$0.35	$0.41	$0.74	$0.07

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,182	$5,575	$10,837	$856
Other comprehensive income:
Foreign currency translation adjustment	2,011	4,871	498	2,526
Reclassifications of foreign currency translation adjustment to Other operating expense on the consolidated statements of operations	—	—	—	—
Income tax expense related to other comprehensive loss	—	—	—	—
Comprehensive income attributable to noncontrolling interests	7,193	10,446	11,335	3,382
Comprehensive loss attributable to noncontrolling interests	62	55	120	104
Comprehensive income attributable to controlling interests	$7,255	$10,501	$11,455	$3,486

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Deficit (Unaudited)

(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Noncontrolling Interests	Total Deficit

Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)
Cumulative effects from adoption of new lease standard (Note 2)	—	—	—	—	555	—	555
Stock option exercises and proceeds related thereto	419,500	—	1,065	—	—	—	1,065
Deferred stock-based compensation costs	—	—	412	—	—	—	412
Redemption and retirement of shares	(5,944)	—	(21)	—	—	—	(21)
Comprehensive income	—	—	—	(1,513)	5,713	(58)	4,142
Balance at March 31, 2019	15,977,130	$—	$214,891	$2,045	$(232,516)	$(396)	$(15,976)
Stock option exercises and proceeds related thereto	6,000	—	18	—	—	—	18
Compensatory stock issuances, net of forfeitures	205,000	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	440	—	—	—	440
Redemption and retirement of shares	(64,845)	—	(238)	—	—	—	(238)
Comprehensive income	—	—	—	2,011	5,244	(62)	7,193
Balance at June 30, 2019	16,123,285	$—	$215,111	$4,056	$(227,272)	$(458)	$(8,563)

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Deficit

Balance at December 31, 2017	15,291,884	$—	$212,785	$(2,178)	$(246,640)	$(94)	$(36,127)
Compensatory stock issuances, net of forfeitures	69,000	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	254	—	—	—	254
Redemption and retirement of shares	(7,006)	—	(14)	—	—	—	(14)
Comprehensive income	—	—	—	(2,345)	(4,670)	(49)	(7,064)
Balance at March 31, 2018	15,353,878	$—	$213,025	$(4,523)	$(251,310)	$(143)	$(42,951)
Deferred stock-based compensation costs	—	—	203	—	—	—	203
Redemption and retirement of shares	(12,453)	—	(27)	—	—	—	(27)
Comprehensive income	—	—	—	4,871	5,630	(55)	10,446
Balance at June 30, 2018	15,341,425	$—	$213,201	$348	$(245,680)	$(198)	$(32,329)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$10,837	$856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,775	464
Losses upon impairment of loans, interest and fees receivable recorded at fair value	525	439
Provision for losses on loans, interest and fees receivable	83,012	32,467
Interest expense from accretion of discount on notes	470	437
Income from accretion of discount associated with receivables purchases	(48,316)	(36,681)
Unrealized gain on loans, interest and fees receivable and underlying notes payable held at fair value	(1,697)	(2,938)
Amortization of deferred loan costs	1,417	709
Income from equity-method investments	(452)	(540)
Deferred stock-based compensation costs	440	457
Lease liability payments	(4,999)	(4,966)
Changes in assets and liabilities:
Decrease (increase) in uncollected fees on earning assets	1,171	(2,965)
Increase (decrease) in income tax liability	2,252	(4,678)
Decrease (increase) in deposits	20	(32)
(Decrease) increase in accounts payable and accrued expenses	(6,462)	597
Other	(2,264)	27,027
Net cash provided by operating activities	39,729	10,653
Investing activities
Proceeds from equity-method investees	875	1,337
Investments in earning assets	(433,277)	(279,391)
Proceeds from earning assets	290,936	233,681
Purchases and development of property, net of disposals	(94)	(143)
Net cash used in investing activities	(141,560)	(44,516)
Financing activities
Proceeds from exercise of stock options	1,083	—
Purchase and retirement of outstanding stock	(259)	(41)
Proceeds from borrowings	349,701	243,316
Repayment of borrowings	(245,043)	(201,939)
Net cash provided by financing activities	105,482	41,336
Effect of exchange rate changes on cash	(311)	342
Net increase in cash and cash equivalents	3,340	7,815
Cash and cash equivalents and restricted cash at beginning of period	141,754	70,658
Cash and cash equivalents and restricted cash at end of period	$145,094	$78,473
Supplemental cash flow information
Cash paid for interest	$20,890	$15,706
Net cash income tax payments (refunds)	$236	$(176)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

As of June 30, 2019 and December 31, 2018, the weighted average remaining accretion period for the $65.7 million and $43.9 million of deferred revenue reflected in the consolidated balance sheets was 11 months. Included within deferred revenue, are discounts on purchased loans of $36.6 million and $30.0 million as of June 30, 2019 and December 31, 2018, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the three months ended June 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.1)	$(1.6)	$(40.6)	$(85.3)
Provision for loan losses	(28.9)	(1.1)	(18.4)	(48.4)
Charge offs	17.1	1.5	17.1	35.7
Recoveries	(0.4)	(0.4)	(1.4)	(2.2)
Balance at end of period	$(55.3)	$(1.6)	$(43.3)	$(100.2)

For the six months ended June 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)
Provision for loan losses	(48.6)	(2.0)	(32.4)	(83.0)
Charge offs	29.4	2.4	34.2	66.0
Recoveries	(0.7)	(0.7)	(2.6)	(4.0)
Balance at end of period	$(55.3)	$(1.6)	$(43.3)	$(100.2)

As of June 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$(0.1)	$(0.4)
Balance at end of period collectively evaluated for impairment	$(55.3)	$(1.3)	$(43.2)	$(99.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$290.5	$89.5	$311.8	$691.8
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.6	$0.1	$0.7
Loans, interest and fees receivable collectively evaluated for impairment	$290.5	$88.9	$311.7	$691.1

For the three months ended June 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(20.8)	$(1.9)	$(35.6)	$(58.3)
Provision for loan losses	(6.1)	0.3	(10.7)	(16.5)
Charge offs	7.0	0.3	14.1	21.4
Recoveries	—	(0.2)	(1.2)	(1.4)
Balance at end of period	$(19.9)	$(1.5)	$(33.4)	$(54.8)

For the six months ended June 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)
Provision for loan losses	(15.1)	0.3	(17.7)	(32.5)
Charge offs	13.5	1.0	29.2	43.7
Recoveries	(0.1)	(0.5)	(2.4)	(3.0)
Balance at end of period	$(19.9)	$(1.5)	$(33.4)	$(54.8)
As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.1)	$(0.3)
Balance at end of period collectively evaluated for impairment	$(35.4)	$(1.1)	$(42.4)	$(78.9)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$0.1	$0.5
Loans, interest and fees receivable collectively evaluated for impairment	$188.6	$87.7	$264.5	$540.8

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of June 30, 2019 and December 31, 2018 is as follows:

As of June 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$10.3	$7.1	$9.8	$27.2
60-89 days past due	7.4	2.5	7.1	17.0
90 or more days past due	19.6	2.3	15.5	37.4
Delinquent loans, interest and fees receivable, gross	37.3	11.9	32.4	81.6
Current loans, interest and fees receivable, gross	253.2	77.6	279.4	610.2
Total loans, interest and fees receivable, gross	$290.5	$89.5	$311.8	$691.8
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.6	$—	$1.6

As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.1	$7.9	$9.7	$24.7
60-89 days past due	5.3	2.8	7.6	15.7
90 or more days past due	12.3	2.2	18.5	33.0
Delinquent loans, interest and fees receivable, gross	24.7	12.9	35.8	73.4
Current loans, interest and fees receivable, gross	163.9	75.2	228.8	467.9
Total loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

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

The following table details by class of receivable, the number and amount of loans that qualify as TDRs, as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	9,334	8,188	8,722	3,003
Number of TDRs that have been re-aged	2,795	1,878	2,414	236
Amount of TDRs on non-accrual status (in thousands)	$12,662	$7,719	$12,178	$3,193
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$5,026	$2,046	$3,876	$262
Carrying value of TDRs (in thousands)	$8,606	$4,836	$7,535	$1,524
TDRs - Performing (carrying value, in thousands)*	$6,571	$4,047	$5,788	$1,208
TDRs - Nonperforming (carrying value, in thousands)*	$2,035	$789	$1,747	$316

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

Given that the above TDRs have a high reserve rate prior to modification as TDRs, we do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 22,408 and 17,704 accounts in the amount of $33.5 million and $28.3 million during the twelve month periods ended June 30, 2019 and June 30, 2018, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of TDRs that completed a modification within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	June 30, 2019		June 30, 2018
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	2,539	2,347	2,987	1,606
Loan balance at time of charge off (in thousands)	$3,964	$2,561	$4,711	$2,326

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

Income Taxes

We experienced an effective income tax expense rate of 30.3% and 18.7% for the three and six months ended June 30, 2019; this is compared to a negative effective income tax expense rate of 866.2% for the three months ended June 30, 2018, and an effective income tax benefit rate of 121.4% for the six months ended June 30, 2018. Our effective income tax expense rate for the three months ended June 30, 2019, is above the statutory rate principally due to (1) interest accruals on unpaid federal tax liabilities and uncertain tax positions and (2) state and foreign income tax accruals.  Our effective income tax expense rate for the six months ended June 30, 2019, is  below the statutory rate principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by interest accruals on unpaid federal tax liabilities and uncertain tax positions and state and foreign income tax accruals during such period.

Our negative effective income tax expense rate for the three months ended June 30, 2018, and our effective income tax benefit rate for the six months ended June 30, 2018, differed significantly from the statutory rate principally due to the favorable effects on results during the three months ended June 30, 2018, of our settlement in such period of the Internal Revenue Service (“IRS”) examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During the three and six months ended June 30, 2019, we included $0.2 million and $0.3 million, respectively, of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; during the three months ended September 30, 2018, the IRS refunded $0.5 million of the $5.4 million payment. Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for some of the interest and for failure-to-pay penalties related to this matter. We paid another $0.2 million against accrued interest liabilities in March 2019, and we are continuing to pursue complete abatement of failure-to-pay penalties of $0.9 million. Once this matter is resolved and we pay any residual interest liability, we expect the IRS to remove the aforementioned lien in due course

Revenue Recognition and Revenue from Contracts with Customers

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Fees on credit products	$14,308	$5,498	$24,604	$10,403
Changes in fair value of loans, interest and fees receivable recorded at fair value	371	513	370	495
Changes in fair value of notes payable associated with structured financings recorded at fair value	452	1,112	1,327	2,443
Other	6	(29)	100	(33)
Total fees and related income on earning assets	$15,137	$7,094	$26,401	$13,308

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

Other Income

Included in Other income for the three and six months ended June 30, 2019, is $26.0 million and $41.4 million, respectively, associated with reductions in accruals related to one of our portfolios.  The accrual is based upon our estimate of the amount that may be claimed by customers and is based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate are subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim.  As of June 30, 2019, we had approximately $64 million accrued related to this liability within accounts payable and accrued expenses on the consolidated balance sheets, including the reclassification in the first quarter of 2019 of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets. Also included in other income, are revenues associated with ancillary product offerings and interchange revenues. We recognize these fees as income in the period earned.

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of ASU No. 2014-09, "Revenue from Contracts with Customers". We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our Credit and Other Investments segment and servicing revenue and other customer-related fees in both our Credit and Other Investments segment and our Auto Finance segment. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee. Revenue from these contracts with customers is included as a component of Other income on our consolidated statements of operations. Service charges and other customer related fees are earned from customers based on the occurrence of specific services that do not result in an ongoing obligation beyond what has already been rendered.  Components (in thousands) of our revenue from contracts with customers is as follows:

	Credit and
For the three months ended June 30, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,912	$—	$1,912
Servicing income	135	240	375
Service charges and other customer related fees	679	16	695
Total revenue from contracts with customers	$2,726	$256	$2,982

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the six months ended June 30, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,840	$—	$2,840
Servicing income	554	507	1,061
Service charges and other customer related fees	1,108	33	1,141
Total revenue from contracts with customers	$4,502	$540	$5,042

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the three months ended June 30, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$695	$—	$695
Servicing income	338	294	632
Service charges and other customer related fees	89	(13)	76
Total revenue from contracts with customers	$1,122	$281	$1,403

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the six months ended June 30, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,139	$—	$1,139
Servicing income	740	524	1,264
Service charges and other customer related fees	114	34	148
Total revenue from contracts with customers	$1,993	$558	$2,551

(1) Interchange revenue is presented net of customer reward expense.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. In May 2019 the FASB issued ASU 2019-05 which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis.  The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 (and ASU 2019-05) is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The FASB recently proposed an extension to the effective date for smaller reporting companies (among others) that would make the new standard effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. We are currently in the process of reviewing accounting interpretations, including the recently added fair value option, expected data requirements and necessary changes to our loss estimation methods, processes and systems. This standard is expected to result in an increase to our allowance for loan losses (unless the fair value option is elected) given the change to expected losses for the estimated life of the financial asset. If the fair value option is elected for some or all of our eligible receivables, we would expect an increase in the recorded value of the assets but more potential volatility as these receivables are remeasured each period.  The extent of the financial statement impact will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  We have evaluated subsequent events occurring after June 30, 2019, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both June 30, 2019 and December 31, 2018, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the six months ended June 30, 2019 and 2018 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended June 30, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$47,168	$7,923	$55,091
Other	109	—	109
Total interest income	47,277	7,923	55,200
Interest expense	(11,583)	(431)	(12,014)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$35,694	$7,492	$43,186
Fees and related income on earning assets	$15,053	$84	$15,137
Servicing income	$135	$240	$375
Equity in loss of equity-method investees	$225	$—	$225
Income before income taxes	$5,958	$1,474	$7,432
Income tax benefit (expense)	$(1,914)	$(336)	$(2,250)

Six months ended June 30, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$89,840	$15,641	$105,481
Other	178	—	178
Total interest income	90,018	15,641	105,659
Interest expense	(22,352)	(808)	(23,160)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$67,666	$14,833	$82,499
Fees and related income on earning assets	$26,289	$112	$26,401
Servicing income	$554	$507	$1,061
Equity in income of equity-method investees	$452	$—	$452
Income before income taxes	$10,165	$3,160	$13,325
Income tax benefit (expense)	$(1,675)	$(813)	$(2,488)
Total assets	$630,985	$79,373	$710,358

Three months ended June 30, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$30,302	$7,441	$37,743
Other	41	—	41
Total interest income	30,343	7,441	37,784
Interest expense	(8,462)	(345)	(8,807)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$21,881	$7,096	$28,977
Fees and related income on earning assets	$7,075	$19	$7,094
Servicing income	$338	$294	$632
Equity in income of equity-method investees	$531	$—	$531
(Loss) income before income taxes	$(2,336)	$2,913	$577
Income tax benefit (expense)	$5,240	$(242)	$4,998

Six months ended June 30, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$58,864	$14,560	$73,424
Other	86	—	86
Total interest income	58,950	14,560	73,510
Interest expense	(16,354)	(606)	(16,960)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$42,596	$13,954	$56,550
Fees and related income on earning assets	$13,272	$36	$13,308
Servicing income	$740	$524	$1,264
Equity in income of equity-method investees	$540	$—	$540
(Loss) income before income taxes	$(9,250)	$5,252	$(3,998)
Income tax benefit (expense)	$5,639	$(785)	$4,854
Total assets	$387,342	$71,402	$458,744

4.	Shareholders’ Equity

During the three and six months ended June 30, 2019, we repurchased and contemporaneously retired 64,845 and 70,789 shares of our common stock at an aggregate cost of $238,000 and $259,000, respectively, pursuant to both open market purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and six months ended June 30, 2018, we repurchased and contemporaneously retired 12,453 and 19,459 shares of our common stock at an aggregate cost of $27,000 and $41,000, respectively, pursuant to both open market purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at June 30, 2019 and December 31, 2018, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at June 30, 2019 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	June 30, 2019	December 31, 2018
Loans, interest and fees receivables, at fair value	$2,962	$3,546
Total assets	$3,095	$3,732
Total liabilities	$15	$18
Members’ capital	$3,080	$3,714

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net interest income, fees and related income on earning assets	$338	$798	$680	$812
Net income	$290	$730	$579	$669
Net income attributable to our equity investment investee	$225	$531	$452	$540

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2019 and December 31, 2018 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2019 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$581,899	$525,957
Loans, interest and fees receivable, at fair value	$—	$—	$4,904	$4,904

Assets – As of December 31, 2018 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$470,496	$418,236
Loans, interest and fees receivable, at fair value	$—	$—	$6,306	$6,306

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2019 and 2018:

	Loans, Interest and Fees Receivables, at Fair Value
	2019	2018
Balance at January 1,	$6,306	$11,109
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	370	495
Settlements	(1,772)	(3,309)
Impact of foreign currency translation	—	(9)
Balance at June 30,	$4,904	$8,286

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2019 and December 31, 2018:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$4,904	Discounted cash flows	Gross yield	26.5% to 37.6% (27.9%)
			Principal payment rate	2.2% to 3.6% (2.4%)
			Expected credit loss rate	13.1% to 13.7% (13.2%)
			Servicing rate	16.2% to 22.2% (16.9%)
			Discount rate	14.8% to 14.8% (14.8%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$6,306	Discounted cash flows	Gross yield	25.8% to 30.8% (26.4%)
			Principal payment rate	2.2% to 3.0% (2.3%)
			Expected credit loss rate	8.7% to 11.3% (9.0%)
			Servicing rate	14.9% to 19.5% (15.5%)
			Discount rate	14.9% to 14.9% (14.9%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2019 and December 31, 2018 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$495,906	$495,906
Amortizing debt facilities	$—	$—	$1,220	$1,220
Notes payable to related parties	$—	$—	$40,000	$40,000
Convertible senior notes	$—	$47,230	$—	$62,487
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$4,324	$4,324

Liabilities – As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$389,707	$389,707
Amortizing debt facilities	$—	$—	$1,220	$1,220
Notes payable to related parties	$—	$—	$40,000	$40,000
Convertible senior notes	$—	$47,230	$—	$62,142
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$5,651	$5,651

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2019 and 2018.

	Notes Payable Associated with Structured Financings, at Fair Value
	2019	2018
Balance at January 1,	$5,651	$9,240
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,327)	(2,443)
Repayments on outstanding notes payable, net	—	—
Balance at June 30,	$4,324	$6,797

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2019 and December 31, 2018:

Quantitative information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at June 30, 2019 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$4,324	Discounted cash flows	Gross yield	26.5%
			Principal payment rate	2.2%
			Expected credit loss rate	13.1%
			Discount rate	14.8%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$5,651	Discounted cash flows	Gross yield	25.8%
			Principal payment rate	2.2%
			Expected credit loss rate	8.7%
			Discount rate	14.9%

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2019 and December 31, 2018 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2019	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$877	$6,353
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$580	$4,324
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$8
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$24	$150

As of December 31, 2018	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$1,160	$7,708
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$655	$5,651
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$7
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$35	$224

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2019	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2018
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$4,324	$5,651

7.	Leases

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

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Operating lease cost, gross	$1,727	$1,688	$3,436	$3,384
Sublease income	(1,282)	(1,257)	(2,565)	(2,527)
Net Operating lease cost	$445	$431	$871	$857
Cash paid under operating leases, gross	$2,507	$2,443	$4,999	$4,966

Weighted average remaining lease term - months	35
Weighted average discount rate	6.9%

Maturities of lease liabilities were as follows:

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2019 (excluding the six months ended June 30, 2019)	$5,067	$(3,483)	$1,584
2020	10,146	(7,115)	3,031
2021	10,152	(7,315)	2,837
2022	4,348	(3,112)	1,236
2023	126	—	126
Thereafter	29	—	29
Total lease payments	$29,868	$(21,025)	$8,843
Less imputed interest	(3,697)
Total	$26,171

8.	Notes Payable and Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	June 30, 2019	December 31, 2018
Unrestricted cash and cash equivalents	$22.2	$16.8
Restricted cash and cash equivalents	55.9	61.0
Loans, interest and fees receivable, at fair value	4.3	5.7
Loans, interest and fees receivable, gross	551.6	403.4
Allowances for uncollectible loans, interest and fees receivable	(91.4)	(57.4)
Deferred revenue	(28.1)	(13.2)
Total Assets held by VIEs	$514.5	$416.3
Notes Payable, at face value held by VIEs	$469.1	$366.7
Notes Payable, at fair value held by VIEs	$4.3	$5.7
Maximum exposure to loss due to involvement with VIEs	$497.9	$438.5

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2019 and December 31, 2018, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2019 and December 31, 2018, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of June 30, 2019 and December 31, 2018.

	Carrying Amounts at Fair Value as of
	June 30, 2019	December 31, 2018
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of June 30, 2019 ($101.3 million as of December 31, 2018) bearing interest at a weighted average 7.5% interest rate, based upon LIBOR, at June 30, 2019 (7.5% at December 31, 2018), which is secured by credit card receivables and restricted cash aggregating $4.3 million as of June 30, 2019 ($5.7 million as of December 31, 2018) in carrying amount	$4.3	$5.7

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $4.3 million in fair value of the structured financing facility included in the above table is $4.3 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at June 30, 2019.

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

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of June 30, 2019 and December 31, 2018 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2019	December 31, 2018

Revolving credit facilities at a weighted average interest rate equal to 7.0% at June 30, 2019 (7.6% at December 31, 2018) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $567.2 million as of June 30, 2019 ($468.8 million at December 31, 2018)

Revolving credit facility, not to exceed $40.0 million (expiring November 1, 2020) (1) (2) (3)	$34.6	$30.0
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2019) (2) (3) (4) (5)	24.0	49.9
Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (2) (4) (5)	4.4	—
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (3) (4) (5) (6)	58.5	61.0
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2020) (3) (4) (5) (6)	—	80.5
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2021) (2) (4) (5)	15.0	—
Revolving credit facility, not to exceed $100.0 million (expiring November 16, 2020) (3) (4) (5) (6)	—	8.0
Revolving credit facility, not to exceed $167.3 million (expiring November 15, 2023) (3) (4) (5) (6)	167.3	167.3
Revolving credit facility, not to exceed $200.0 million (expiring December 15, 2022) (3) (4) (5) (6)	200.0	—
Other facilities
Other secured debt (expiring September 8, 2023) that is secured by certain assets of the Company with an annual rate equal to 5.5%	1.2	1.2
Senior secured term loan to related parties (expiring November 21, 2019) that is secured by certain assets of the Company with an annual rate equal to 9.0% (3)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	545.0	437.9
Unamortized debt issuance costs and discounts	(7.9)	(7.0)
Total notes payable outstanding	$537.1	$430.9

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)

Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.

(5)	Loans are associated with variable interest entities.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.

Not included in the table above are certain bank commitments to lend additional capital upon assignment of available collateral.  The remaining terms on these agreements range from 6-27 months at interest rates based on LIBOR plus a spread of 4.5%-6.5%.  The total committed but undrawn capacity of these additional bank commitments as of June 30, 2019 was $62.0 million.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of June 30, 2019. In November 2018, the agreement was amended to extend the maturity date of the term loan to November 21, 2019. All other terms remain unchanged. Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 21, 2019 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $24.0 million was drawn as of June 30, 2019).  This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 5.0%. The loan is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus who is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with a $40.0 million borrowing limit that can be drawn to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $34.6 million was drawn as of June 30, 2019). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios.  The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In February 2019, we extended the maturity date of this revolving credit facility to November 1, 2020.  There were no other material changes to the existing terms or conditions and the new maturity date is reflected in the table above.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $58.5 million was outstanding as of June 30, 2019) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed and range from 12.0% to 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of June 30, 2019) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25% and LIBOR plus 4.5%, respectively. The facilities mature on June 11, 2020 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

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

In June 2019, we sold $200.0 million of ABS secured by certain credit card receivables. A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables, noted in the table above, and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.37%.

We are in compliance with the covenants underlying our various notes payable.

9.	Convertible Senior Notes

In November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due November 30, 2035. The convertible senior notes are unsecured, subordinate to existing and future secured obligations and structurally subordinate to existing and future claims of our subsidiaries’ creditors. These notes (net of repurchases since the issuance date) are reflected within convertible senior notes on our consolidated balance sheets.   No put rights exist with respect to our convertible senior notes.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2019	December 31, 2018
Face amount of convertible senior notes	$88,280	$88,280
Discount	(25,793)	(26,138)
Net carrying value	$62,487	$62,142
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

10.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, each consumer has the ability to borrow up to the maximum credit limit assigned to such individual’s account.  Unfunded commitments under these products aggregated $883.7 million at June 30, 2019. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2019, CAR had unfunded outstanding floor-plan financing commitments totaling $8.7 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $17.9 million remains pledged as of June 30, 2019 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2019, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 7, “Leases”.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

11.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to controlling interests	$5,244	$5,630	$10,957	$960
Denominator:
Basic (including unvested share-based payment awards) (1)	14,627	13,888	14,491	13,893
Effect of dilutive stock compensation arrangements (2)	281	—	321	—
Diluted (including unvested share-based payment awards) (1)	14,908	13,888	14,812	13,893
Net income attributable to controlling interests per common share—basic	$0.36	$0.41	$0.76	$0.07
Net income attributable to controlling interests per common share—diluted	$0.35	$0.41	$0.74	$0.07

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 505,416 and 451,789, respectively, for the three and six months ended June 30, 2019, compared to 150,388 and 167,198, respectively, for the three and six months ended June 30, 2018.

(2)

The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three and six months ended June 30, 2019 and 2018, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 3.6 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes,” for a further discussion of these convertible securities.

12.	Stock-Based Compensation

As of June 30, 2019, we had two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”).  The Fourth Amended 2014 Plan was approved by our shareholders in May 2019.  Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of June 30, 2019, 69,438 shares remained available for issuance under the ESPP and 1,812,725 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to additional paid-in capital during the three and six months ended June 30, 2019 and 2018.

Restricted Stock and Restricted Stock Units

During the six months ended June 30, 2019 and 2018, we granted 205,000 and 69,000 cumulative shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.7 million and $0.2 million, respectively. We incurred expenses of $0.5 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2019, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.0 million with a weighted-average remaining amortization period of 1.8 years.

Stock Options

Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant.   The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.2 million, $0.4 million, $0.1 million and $0.3 million related to stock option-related compensation costs during the three and six months ended June 30, 2019 and 2018, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,121,200	$3.50
Issued	50,000	$3.13
Exercised	(425,500)	$2.55
Cancelled/Forfeited	(12,000)	$3.15
Outstanding at June 30, 2019	2,733,700	$3.65	2.6	$2,080,842
Exercisable at June 30, 2019	1,013,534	$3.38	1.8	$677,669

We had $0.9 million and $1.2 million of unamortized deferred compensation costs associated with non-vested stock options as of June 30, 2019 and December 31, 2018, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2018, where certain terms have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this report, that could cause our actual experience to differ materially from these expectations.  For more information, see “Forward-Looking Information” below.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. According to data published by FICO (NYSE: FICO), 41.7% of consumers had FICO® scores of 700 or less as of April 2018 which represents a population in excess of 90 million consumers.  The “Report on Economic Well-Being of U.S. Households in 2017” published by the Board of Governors of the Federal Reserve System further states that 40% of adults do not have ready access to $400 to cover an unexpected expense or would cover the expense by selling something or borrowing money, with CareerBuilder noting that 75% of Americans live “paycheck to paycheck”.  These consumers often have short-term, immediate credit needs that are often not effectively met by traditional financial institutions.  By facilitating fairly priced consumer credit alternatives with value-added features and benefits specifically curated for the unique needs of this financially underserved consumer, we endeavor to empower consumers on a path to improved financial well-being.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2019	2018	from 2018 to 2019
Total interest income	$55,200	$37,784	$17,416
Interest expense	(12,014)	(8,807)	(3,207)
Fees and related income on earning assets:
Fees on credit products	14,308	5,498	8,810
Changes in fair value of loans, interest and fees receivable recorded at fair value	371	513	(142)
Changes in fair value of notes payable associated with structured financings recorded at fair value	452	1,112	(660)
Other	6	(29)	35
Other operating income:
Servicing income	375	632	(257)
Other income	28,570	771	27,799
Equity in income of equity-method investee	225	531	(306)
Total	$87,493	$38,005	$49,488
Net losses upon impairment of of loans, interest and fees receivable recorded at fair value	271	(1,352)	(1,623)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	48,414	16,476	(31,938)
Other operating expenses:
Salaries and benefits	6,435	5,602	(833)
Card and loan servicing	11,527	8,928	(2,599)
Marketing and solicitation	9,110	2,093	(7,017)
Depreciation	283	235	(48)
Other	4,021	5,446	1,425
Net income	5,182	5,575	(393)
Net loss attributable to noncontrolling interests	62	55	7
Net income attributable to controlling interests	5,244	5,630	(386)

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2019	2018	from 2018 to 2019
Total interest income	$105,659	$73,510	$32,149
Interest expense	(23,160)	(16,960)	(6,200)
Fees and related income on earning assets:
Fees on credit products	24,604	10,403	14,201
Changes in fair value of loans, interest and fees receivable recorded at fair value	370	495	(125)
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,327	2,443	(1,116)
Other	100	(33)	133
Other operating income:
Servicing income	1,061	1,264	(203)
Other income	45,414	1,287	44,127
Equity in income of equity-method investee	452	540	(88)
Total	$155,827	$72,949	$82,878
Net losses upon impairment of of loans, interest and fees receivable recorded at fair value	525	439	(86)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	83,012	32,467	(50,545)
Other operating expenses:
Salaries and benefits	13,026	11,900	(1,126)
Card and loan servicing	21,971	18,092	(3,879)
Marketing and solicitation	15,497	4,439	(11,058)
Depreciation	572	464	(108)
Other	7,899	9,146	1,247
Net income	10,837	856	9,981
Net loss attributable to noncontrolling interests	120	104	16
Net income attributable to controlling interests	10,957	960	9,997

Three and Six Months Ended June 30, 2019, Compared to Three and Six Months Ended June 30, 2018

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $357.5 million as of June 30, 2018 to $602.3 million as of June 30, 2019. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations in 2019. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 8, “Notes Payable and Variable Interest Entities,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable associated with our point-of-sale and direct-to-consumer operations increased from $240.7 million as of June 30, 2018 to $469.2 million as of June 30, 2019. We anticipate additional debt financing over the next few quarters as we continue to acquire receivables, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Fees and related income on earning assets.  The significant factors affecting our differing levels of fees and related income on earning assets include:

•	increases in fees on credit products, primarily associated with growth in direct-to-consumer products and to a lesser degree by growth in point-of-sale finance products; and
•	the effects of changes in the fair values of credit card receivables recorded at fair value and notes payable associated with structured financings recorded at fair value as described below.

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

Servicing income.  We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee). Additionally, we will receive periodic compensation for processing reimbursements to consumers with respect to one of our portfolios. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience continued declines in this category of revenue relative to revenue earned in prior periods.  Additionally impacting the three months ended June 30, 2019 is the seasonal nature of collections associated with serviced accounts which often impacts the amount of fees we earn on these accounts.

Other income.  Included within our Other income category are ancillary and interchange revenues. Given recent growth associated with new credit card offerings and related receivables, we expect ancillary and interchange revenues to grow throughout the year.   Also included in Other income for the three and six months ended June 30, 2019 is $26.0 million and $41.4 million, respectively, associated with reductions in accruals related to one of our portfolios.  The original accrual was based upon our estimate of the amount that could be claimed by customers and is based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate are subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim. As of June 30, 2019, we had approximately $64 million accrued related to this liability within accounts payable and accrued expenses on the consolidated balance sheets, including the reclassification of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets.  We currently expect a significant majority of the remaining accrued amount either to be reduced or paid to customers by early 2020.  Any further reduction in the amount accrued would result in future earnings within this income statement category.

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

Net losses upon (recovery of) impairment of loans, interest and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in, and we expect future trending declines in, these charge-offs as we continue to liquidate our historical credit card receivables.

Provision for losses on loans, interest and fees receivable recorded at net realizable value.  Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between both the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans, interest and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and six months ended June 30, 2019, relative to the three and  six months ended June 30, 2018, reflect the following:

•	increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect some marginal increase in this cost for 2019 when compared to 2018 as we expect our receivables to continue to grow;
•

increases in card and loan servicing expenses in the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $357.5 million outstanding to $602.3 million outstanding at June 30, 2018 and June 30, 2019, respectively, offset by the continued net liquidations in our historical credit card portfolios, the receivables of which declined from $13.8 million outstanding to $7.8 million outstanding at June 30, 2018 and June 30, 2019, respectively;

•

increases in marketing and solicitation costs for the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018, primarily due to volume-related increases in costs attributable to the growth in our retail point-of-sale and direct-to-consumer portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2019 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•	slight decreases in other expenses primarily related to realized translation gains and losses recognized during both periods.

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

Income Taxes. We experienced an effective income tax expense rate of 30.3% and 18.7% for the three and six months ended June 30, 2019; this is compared to a negative effective income tax expense rate of 866.2% for the three months ended June 30, 2018, and an effective income tax benefit rate of 121.4% for the six months ended June 30, 2018. Our effective income tax expense rate for the three months ended June 30, 2019, is above the statutory rate principally due to (1) interest accruals on unpaid federal tax liabilities and uncertain tax positions and (2) state and foreign income tax accruals.  Our effective income tax expense rate for the six months ended June 30, 2019, is  below the statutory rate principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by interest accruals on unpaid federal tax liabilities and uncertain tax positions and state and foreign income tax accruals during such period.

Our negative effective income tax expense rate for the three months ended June 30, 2018, and our effective income tax benefit rate for the six months ended June 30, 2018, differed significantly from the statutory rate principally due to the favorable effects on results during the three months ended June 30, 2018, of our settlement in such period of the Internal Revenue Service (“IRS”) examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During the three and six months ended June 30, 2019, we included $0.2 million and $0.3 million, respectively, of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

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

Managed Receivables

We make various references within our discussion of the Credit and Other Investments segment to our managed receivables. Our managed receivables data includes only the performance of those receivables underlying consolidated subsidiaries and excludes from managed receivables data the performance of receivables held by our equity method investee. As the receivables underlying our equity method investee reflect a diminishing portion of our overall receivables base, we do not believe their inclusion or exclusion in the overall results is material. Additionally, we calculate average managed receivables based on the quarter-end balances.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) the period-end and average managed receivables data include the face value of receivables which are accounted for under the fair value option; and (4) when applicable, we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of impairment of loans, interest and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $0.4 million for the three months ended September 30, 2018, $1.7 million for the three months ended June 30, 2018, and $2.9 million for the three months ended September 30, 2017. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, we do not expect to receive any further material reimbursements with respect to this portfolio.

A reconciliation of our Loans, interest and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2019		2018				2017
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Loans, interest and fees receivable, gross	7,803	8,664	9,575	10,504	13,790	15,557	16,601	18,180
Fair value adjustment	(2,899)	(3,270)	(3,269)	(3,379)	(5,504)	(6,144)	(5,492)	(6,161)
Loans, interest and fees receivable, at fair value	4,904	5,394	6,306	7,125	8,286	9,413	11,109	12,019

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2019		2018				2017
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$610,129	$480,928	$462,862	$406,057	$371,331	$337,848	$333,286	$303,080
Percent 30 or more days past due	11.5%	13.7%	13.2%	12.7%	11.8%	12.1%	13.7%	12.1%
Percent 60 or more days past due	8.2%	10.3%	9.5%	9.3%	8.5%	9.1%	9.8%	8.3%
Percent 90 or more days past due	5.8%	7.5%	6.7%	6.4%	5.7%	6.5%	6.5%	5.5%
Averaged managed receivables	$545,529	$471,895	$434,460	$388,694	$354,590	$335,567	$318,183	$285,359
Total yield ratio	47.0%	46.5%	44.3%	43.2%	41.6%	41.0%	39.5%	36.5%
Combined gross charge-off ratio	23.8%	23.6%	21.6%	19.7%	22.4%	24.2%	20.1%	18.2%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer operations (“Direct”) (dollars in thousands). Results of our historical credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2019		2018				2017
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$308,382	$255,922	$257,772	$238,851	$223,873	$207,231	$206,877	$193,403
Percent 30 or more days past due	10.4%	12.7%	13.6%	13.4%	12.4%	12.6%	14.0%	14.0%
Percent 60 or more days past due	7.3%	9.8%	9.9%	9.8%	8.8%	9.4%	10.1%	9.9%
Percent 90 or more days past due	5.0%	7.2%	7.1%	6.9%	5.8%	6.8%	7.2%	6.9%
Average APR	24.0%	24.8%	25.0%	24.7%	24.8%	24.2%	24.2%	26.7%
Receivables purchased during period	$123,533	$69,120	$80,096	$70,860	$74,391	$60,932	$64,036	$59,293

	Direct - At or for the Three Months Ended
	2019		2018				2017
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$293,944	$216,342	$195,515	$156,702	$133,668	$115,060	$109,808	$91,497
Percent 30 or more days past due	12.8%	15.1%	13.0%	12.1%	11.5%	12.2%	12.9%	8.3%
Percent 60 or more days past due	9.3%	11.2%	9.3%	8.9%	8.5%	9.2%	9.1%	5.0%
Percent 90 or more days past due	6.7%	8.0%	6.4%	6.0%	5.9%	6.4%	5.3%	2.7%
Average APR	28.5%	27.9%	28.1%	27.6%	27.2%	26.9%	27.5%	28.5%
Receivables purchased during period	$123,776	$60,733	$69,585	$48,729	$48,966	$33,747	$38,338	$38,005

The following discussion relates to the tables above.

Managed receivables levels. We experienced overall quarterly growth for the last eight quarters related to our current product offerings including over $244.8 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from June 30, 2018 to June 30, 2019. The addition of large point-of-sale retail partners and ongoing purchases of receivables from existing retail partners helped grow our point-of-sale receivables by $84.5 million from June 30, 2018 to June 30, 2019.  This growth increased at a slower rate in the first quarter of 2019 compared to the prior quarter, which includes the holiday shopping season. Similarly, our direct-to-consumer acquisitions grew by $160.3 million from June 30, 2018 to June 30, 2019. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2019, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

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

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer loans. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Our second and first quarter 2019 total yield ratios exclude the impacts of $26.0 and $15.4 million, respectively, associated with our aforementioned reduction in reserves associated with one of our portfolios.  Similarly, our fourth quarter 2018 total yield ratio excludes the impact of $36.2 million associated with our aforementioned litigation settlement.  Additionally, our fourth quarter 2017 total yield ratio excludes the impact of our $2.1 million write-down of the carrying value associated with a previous investment in a consumer finance technology platform.

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

The growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect continued elevated charge off rates when compared to historical results, given the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these product offerings, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined gross charge-offs, and (3) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree some of the aforementioned impacts as has been seen in recent quarters. Further impacting our charge-off rates are the timing of solicitations which serve to minimize charge-off rates in periods of higher receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions.

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

Collectively, as of June 30, 2019, we served more than 580 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

Managed Receivables Background

For reasons set forth above within our Credit and Other Investments segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to our GAAP financial statements requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable. Similar to the managed receivables calculation above, the average managed receivables used in the ratios below is calculated based on the quarter-end balances of consolidated receivables.

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2019		2018				2017
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$89,490	$90,208	$88,057	$85,338	$83,872	$78,436	$77,213	$74,923
Percent 30 or more days past due	13.3%	11.4%	14.7%	13.3%	10.8%	8.8%	12.8%	13.0%
Percent 60 or more days past due	5.4%	5.3%	5.7%	4.3%	3.6%	3.3%	5.0%	5.0%
Percent 90 or more days past due	2.6%	2.9%	2.5%	1.7%	1.4%	1.6%	2.4%	2.2%
Average managed receivables	$89,849	$89,133	$86,698	$84,605	$81,154	$77,825	$76,068	$75,655
Total yield ratio	36.7%	36.0%	36.1%	37.9%	38.2%	37.9%	37.9%	38.8%
Combined gross charge-off ratio	4.9%	2.7%	2.8%	0.9%	0.5%	2.1%	3.0%	1.1%
Recovery ratio	1.8%	1.3%	0.9%	0.9%	1.0%	1.5%	1.5%	1.7%

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

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. This is evidenced by the slightly elevated combined gross charge-off rate we experienced during the first and second quarters of 2019.  We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. Further, given our expectation of some gradual increase in our delinquency rates as discussed above, we expect gross charge-off rates will climb slightly over existing rates although as indicated above, the timing of individual dealer-related losses is difficult to predict. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, facilities that could represent near-term significant refunding or refinancing needs as of June 30, 2019 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2019) that is secured by certain receivables and restricted cash	$24.0
Revolving credit facility (expiring November 1, 2020) that is secured by the financial and operating assets of our CAR operations	34.6
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	4.4
Revolving credit facility (expiring July 15, 2021) that is secured by certain receivables and restricted cash	15.0
Senior secured term loan from related parties (expiring November 21, 2019) that is secured by certain assets of the Company	40.0
Total	$118.0

Further details concerning the above debt facilities are provided in Note 8, “Notes Payable and Variable Interest Entities,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $58.5 million was outstanding as of June 30, 2019) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes range from 12.0% to 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of June 30, 2019) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25% and LIBOR plus 4.5%, respectively.

The above facilities mature on June 11, 2020 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables. The weighted average interest rate on the securities is 5.76%.

In June 2019, we sold $200.0 million of ABS secured by certain credit card receivables. A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables, noted in the table above, and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.37%.

In February 2019, we extended the maturity date of the revolving credit facility secured by the financial and operating assets of CAR to November 1, 2020.  There were no other material changes to the existing terms or conditions and the new maturity date is reflected in the table above.

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. Currently, LIBOR is used as a reference rate for certain of our financial instruments, particularly our revolving credit facilities.  In any event, our revolving credit facilities mature prior to the expected phase out of LIBOR. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Going forward, we will work with our lenders to use suitable alternative reference rates for our financial instruments. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not expect the impact to be material to the Company.

At June 30, 2019, we had $63.2 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2019 and 2018 are as follows:

•

During the six months ended June 30, 2019, we generated $39.7 million of cash flows from operations compared to our generating $10.7 million of cash flows from operations during the six months ended June 30, 2018. The increase in cash provided by operating activities was principally related to the reclassification of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets and increases in finance collections associated with our growing point-of-sale and direct-to-consumer receivables.  Offsetting this increase was reimbursements received in the second quarter of 2018 in respect of one of our portfolios with no corresponding receipt during the six months ended 2019.

•

During the six months ended June 30, 2019, we used $141.6 million of cash from our investing activities, compared to use of $44.5 million of cash from investing activities during the six months ended June 30, 2018.  This increase in cash used is primarily due to: 1) the shrinking size of our historical credit card receivables, resulting in lower corresponding payments from consumers; and 2) significant increases in the level of investments for 2019 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2018 and which we expect to continue to make throughout 2019. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the six months ended June 30, 2019, we generated $105.5 million of cash in financing activities, compared to our generating $41.3 million of cash in financing activities during the six months ended June 30, 2018. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2020.  As of June 30, 2019 we were authorized to repurchase a remaining 4,676,650 shares under this share repurchase plan.

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

In January 2013, HBR began leasing four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the six months ended June 30, 2019 and 2018, we received $136,226 and $137,397, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of June 30, 2019. In November 2018, the agreement was amended to extend the maturity date of the term loan to November 21, 2019. All other terms remain unchanged. Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 21, 2019 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on receivables, particularly for such assets that we report based on fair value. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, servicing costs, and discount rates. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquencies and losses could cause our net income to be lower than expected. Similarly, levels of loss and delinquency can result in our being required to repay lenders earlier than expected, thereby reducing funds available to us for future growth. Because all of the credit card receivables structured financing facilities reported at fair value are now in amortization status—which for us generally means that the only meaningful cash flows that we are receiving with respect to the credit card receivables that are encumbered by such structured financing facilities are those associated with our contractually specified fee for servicing the receivables—recent payment and default trends have substantially reduced the cash flows that we receive from these receivables.

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

As of June 30, 2019, Atlanticus Holdings Corporation had outstanding: $509.1 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $87.7 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 8, “Notes Payable and Variable Interest Entities,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of June 30, 2019, our subsidiaries had total liabilities of approximately $604.5 million (including the $509.1 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30	3,955	$3.45	—	4,737,540
May 1 - May 31	23,056	$3.63	23,056	4,714,484
June 1 - June 30	37,834	$3.72	37,834	4,676,650
Total	64,845	$3.67	60,890	4,676,650

(1)

Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 3,955 such shares returned to us during the three months ended June 30, 2019.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1	Atlanticus Holdings Corporation Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2	Form of Restricted Stock Agreement - Directors	Filed herewith
10.3	Form of Restricted Stock Agreement - Employees	Filed herewith
10.4	Form of Stock Option Agreement–Directors	Filed herewith
10.5	Form of Stock Option Agreement–Employees	Filed herewith
10.6	Form of Restricted Stock Unit Agreement–Directors	Filed herewith
10.7	Form of Restricted Stock Unit Agreement–Employees	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTICUS HOLDINGS CORPORATION

August 14, 2019	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)