Form 10-Q
period 2019-09-30
Atlanticus Holdings Corp
filed 2019-11-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2019

of

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

Atlanticus is a smaller reporting company and a non-accelerated filer.  Atlanticus is not a shell company or an emerging growth company.

As of November 8, 2019, 15,869,838 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2019	2018

Assets
Unrestricted cash and cash equivalents (including $16.9 million and $16.8 million associated with variable interest entities at September 30, 2019 and December 31, 2018, respectively)	$42,589	$60,968
Restricted cash and cash equivalents (including $47.5 million and $61.0 million associated with variable interest entities at September 30, 2019 and December 31, 2018, respectively)	69,524	80,786
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $4.0 million and $5.7 million associated with variable interest entities at September 30, 2019 and December 31, 2018, respectively)	4,525	6,306
Loans, interest and fees receivable, gross (including $727.5 million and $403.4 million associated with variable interest entities at September 30, 2019 and December 31, 2018, respectively)	858,483	541,344
Allowances for uncollectible loans, interest and fees receivable (including $123.5 million and $57.4 million associated with variable interest entities at September 30, 2019 and December 31, 2018, respectively)	(134,552)	(79,211)
Deferred revenue (including $37.1 million and $13.2 million associated with variable interest entities at September 30, 2019 and December 31, 2018, respectively)	(83,637)	(43,897)
Net loans, interest and fees receivable	644,819	424,542
Property at cost, net of depreciation	2,964	3,625
Investments in equity-method investee	2,025	2,476
Deposits	104	124
Operating lease right-of-use assets	15,137	—
Prepaid expenses and other assets	14,785	10,087
Total assets	$791,947	$582,608
Liabilities
Accounts payable and accrued expenses	$73,614	$105,765
Operating lease liabilities	24,169	—
Notes payable, at face value (including $566.1 million and $366.7 million associated with variable interest entities at September 30, 2019 and December 31, 2018, respectively)	617,902	390,927
Notes payable to related parties	40,000	40,000
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	3,978	5,651
Convertible senior notes	24,021	62,142
Income tax liability	5,981	252
Total liabilities	789,665	604,737

Commitments and contingencies (Note 10)

Equity
Common stock, no par value, 150,000,000 shares authorized: 15,949,853 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at September 30, 2019; and 15,563,574 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2018	—	—
Paid-in capital	214,030	213,435
Accumulated other comprehensive income	2,962	3,558
Retained deficit	(214,195)	(238,784)
Total shareholders’ equity (deficit)	2,797	(21,791)
Noncontrolling interests	(515)	(338)
Total equity (deficit)	2,282	(22,129)
Total liabilities and equity (deficit)	$791,947	$582,608

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Consumer loans, including past due fees	$70,473	$41,901	$175,954	$115,325
Other	108	51	286	137
Total interest income	70,581	41,952	176,240	115,462
Interest expense	(13,099)	(9,281)	(36,259)	(26,241)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	57,482	32,671	139,981	89,221
Fees and related income on earning assets	20,435	9,536	46,836	22,844
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	(190)	(1,957)	(715)	(2,396)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(65,527)	(32,798)	(148,539)	(65,265)
Net interest income, fees and related income on earning assets	12,200	7,452	37,563	44,404
Other operating income:
Servicing income	356	382	1,417	1,646
Other income	30,486	898	75,900	2,185
Gain on repurchase of convertible senior notes	5,127	-	5,127	-
Equity in income (loss) of equity-method investee	284	(49)	736	491
Total other operating income	36,253	1,231	83,180	4,322
Other operating expense:
Salaries and benefits	6,429	5,838	19,455	17,738
Card and loan servicing	13,152	9,286	35,123	27,378
Marketing and solicitation	10,757	3,649	26,254	8,088
Depreciation	284	234	856	698
Other	1,333	5,725	9,232	14,871
Total other operating expense	31,955	24,732	90,920	68,773
Income (loss) before income taxes	16,498	(16,049)	29,823	(20,047)
Income tax (expense) benefit	(3,478)	(121)	(5,966)	4,733
Net income (loss)	13,020	(16,170)	23,857	(15,314)
Net loss attributable to noncontrolling interests	57	78	177	182
Net income (loss) attributable to controlling interests	$13,077	$(16,092)	$24,034	$(15,132)
Net income (loss) attributable to controlling interests per common share—basic	$0.90	$(1.16)	$1.65	$(1.09)
Net income (loss) attributable to controlling interests per common share—diluted	$0.83	$(1.16)	$1.59	$(1.09)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$13,020	$(16,170)	$23,857	$(15,314)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,784	1,154	2,282	3,680
Reclassifications of foreign currency translation adjustment to Other operating expense on the consolidated statements of operations	(2,878)	—	(2,878)	—
Income tax expense related to other comprehensive loss	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interests	11,926	(15,016)	23,261	(11,634)
Comprehensive loss attributable to noncontrolling interests	57	78	177	182
Comprehensive income (loss) attributable to controlling interests	$11,983	$(14,938)	$23,438	$(11,452)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity (Deficit) (Unaudited)

(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)

Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)
Cumulative effects from adoption of new lease standard (Note 2)	—	—	—	—	555	—	555
Stock option exercises and proceeds related thereto	419,500	—	1,065	—	—	—	1,065
Deferred stock-based compensation costs	—	—	412	—	—	—	412
Redemption and retirement of shares	(5,944)	—	(21)	—	—	—	(21)
Comprehensive income	—	—	—	(1,513)	5,713	(58)	4,142
Balance at March 31, 2019	15,977,130	$—	$214,891	$2,045	$(232,516)	$(396)	$(15,976)
Stock option exercises and proceeds related thereto	6,000	—	18	—	—	—	18
Compensatory stock issuances, net of forfeitures	205,000	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	440	—	—	—	440
Redemption and retirement of shares	(64,845)	—	(238)	—	—	—	(238)
Comprehensive income	—	—	—	2,011	5,244	(62)	7,193
Balance at June 30, 2019	16,123,285	$—	$215,111	$4,056	$(227,272)	$(458)	$(8,563)
Stock option exercises and proceeds related thereto	27,367	—	82	—	—	—	82
Deferred stock-based compensation costs	—	—	428	—	—	—	428
Redemption and retirement of shares	(200,799)	—	(1,591)	—	—	—	(1,591)
Comprehensive income	—	—	—	(1,094)	13,077	(57)	11,926
Balance at September 30, 2019	15,949,853	$—	$214,030	$2,962	$(214,195)	$(515)	$2,282

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Deficit
Balance at December 31, 2017	15,291,884	$—	$212,785	$(2,178)	$(246,640)	$(94)	$(36,127)
Compensatory stock issuances, net of forfeitures	69,000	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	254	—	—	—	254
Redemption and retirement of shares	(7,006)	—	(14)	—	—	—	(14)
Comprehensive income	—	—	—	(2,345)	(4,670)	(49)	(7,064)
Balance at March 31, 2018	15,353,878	$—	$213,025	$(4,523)	$(251,310)	$(143)	$(42,951)
Deferred stock-based compensation costs	—	—	203	—	—	—	203
Redemption and retirement of shares	(12,453)	—	(27)	—	—	—	(27)
Comprehensive income	—	—	—	4,871	5,630	(55)	10,446
Balance at June 30, 2018	15,341,425	$—	$213,201	$348	$(245,680)	$(198)	$(32,329)
Stock option exercises and proceeds related thereto	14,000	—	32	—	—	—	32
Compensatory stock issuances, net of forfeitures	277,177	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	251	—	—	—	251
Redemption and retirement of shares	(260,060)	—	(676)	—	—	—	(676)
Comprehensive income	—	—	—	1,154	(16,092)	(78)	(15,016)
Balance at September 30, 2018	15,372,542	$—	$212,808	$1,502	$(261,772)	$(276)	$(47,738)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$23,857	$(15,314)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,736	698
Losses upon impairment of loans, interest and fees receivable recorded at fair value	715	2,396
Provision for losses on loans, interest and fees receivable	148,539	65,265
Interest expense from accretion of discount on notes	677	661
Income from accretion of discount associated with receivables purchases	(80,130)	(55,445)
Unrealized gain on loans, interest and fees receivable and underlying notes payable held at fair value	(2,398)	(5,617)
Amortization of deferred loan costs	2,271	1,131
Income from equity-method investments	(736)	(491)
Gain on repurchase of convertible senior notes	(5,127)	—
Deferred stock-based compensation costs	1,280	708
Lease liability payments	(7,540)	(7,453)
Changes in assets and liabilities:
Decrease (increase) in uncollected fees on earning assets	2,139	(6,744)
Increase (decrease) in income tax liability	5,729	(9,417)
Decrease (increase) in deposits	20	(237)
(Decrease) increase in accounts payable and accrued expenses	(17,288)	1,773
Other	(7,511)	26,435
Net cash provided by (used in) operating activities	70,233	(1,651)

Investing activities
Proceeds from equity-method investee	1,187	1,883
Investments in earning assets	(760,692)	(429,899)
Proceeds from earning assets	469,876	352,948
Purchases and development of property, net of disposals	(196)	(193)
Net cash used in investing activities	(289,825)	(75,261)

Financing activities
Proceeds from exercise of stock options	1,165	32
Purchase and retirement of outstanding stock	(1,850)	(717)
Proceeds from borrowings	527,866	337,565
Repayment of borrowings	(336,832)	(271,715)
Net cash provided by financing activities	190,349	65,165
Effect of exchange rate changes on cash	(398)	494
Net decrease in cash and cash equivalents	(29,641)	(11,253)
Cash and cash equivalents and restricted cash at beginning of period	141,754	70,658
Cash and cash equivalents and restricted cash at end of period	$112,113	$59,405
Supplemental cash flow information
Cash paid for interest	$34,542	$25,528
Net cash income tax payments	$237	$4,684

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties.  References to "receivables" or "loans" typically include receivables purchased from our lending partners and from third parties. As discussed further below, we reflect our business lines within two reportable segments: Credit and Other Investments; and Auto Finance. See also Note 3, “Segment Reporting,” for further details.

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

As of September 30, 2019 and December 31, 2018, the weighted average remaining accretion period for the $83.6 million and $43.9 million of deferred revenue reflected in the consolidated balance sheets was 11 months. Included within deferred revenue are discounts on purchased loans of $45.3 million and $30.0 million as of September 30, 2019 and December 31, 2018, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the three months ended September 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(55.3)	$(1.6)	$(43.3)	$(100.2)
Provision for loan losses	(41.0)	(0.6)	(23.9)	(65.5)
Charge offs	20.0	1.0	14.8	35.8
Recoveries	(2.8)	(0.4)	(1.5)	(4.7)
Balance at end of period	$(79.1)	$(1.6)	$(53.9)	$(134.6)

For the nine months ended September 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)
Provision for loan losses	(89.6)	(2.6)	(56.3)	(148.5)
Charge offs	49.4	3.4	49.0	101.8
Recoveries	(3.5)	(1.1)	(4.1)	(8.7)
Balance at end of period	$(79.1)	$(1.6)	$(53.9)	$(134.6)

As of September 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.5)	$(0.1)	$(0.6)
Balance at end of period collectively evaluated for impairment	$(79.1)	$(1.1)	$(53.8)	$(134.0)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$401.0	$89.5	$368.0	$858.5
Loans, interest and fees receivable individually evaluated for impairment	$—	$3.2	$0.1	$3.3
Loans, interest and fees receivable collectively evaluated for impairment	$401.0	$86.3	$367.9	$855.2

For the three months ended September 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(19.9)	$(1.5)	$(33.4)	$(54.8)
Provision for loan losses	(14.0)	0.3	(19.1)	(32.8)
Charge offs	7.4	0.4	13.1	20.9
Recoveries	(0.2)	(0.2)	(1.2)	(1.6)
Balance at end of period	$(26.7)	$(1.0)	$(40.6)	$(68.3)

For the nine months ended September 30, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)
Provision for loan losses	(29.1)	0.6	(36.8)	(65.3)
Charge offs	20.9	1.4	42.3	64.6
Recoveries	(0.3)	(0.7)	(3.6)	(4.6)
Balance at end of period	$(26.7)	$(1.0)	$(40.6)	$(68.3)
As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.1)	$(0.3)
Balance at end of period collectively evaluated for impairment	$(35.4)	$(1.1)	$(42.4)	$(78.9)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$0.1	$0.5
Loans, interest and fees receivable collectively evaluated for impairment	$188.6	$87.7	$264.5	$540.8

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of September 30, 2019 and December 31, 2018 is as follows:

As of September 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$15.7	$7.7	$12.4	$35.8
60-89 days past due	14.3	2.5	9.8	26.6
90 or more days past due	27.0	2.8	20.4	50.2
Delinquent loans, interest and fees receivable, gross	57.0	13.0	42.6	112.6
Current loans, interest and fees receivable, gross	344.0	76.5	325.4	745.9
Total loans, interest and fees receivable, gross	$401.0	$89.5	$368.0	$858.5
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$2.0	$—	$2.0

As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.1	$7.9	$9.7	$24.7
60-89 days past due	5.3	2.8	7.6	15.7
90 or more days past due	12.3	2.2	18.5	33.0
Delinquent loans, interest and fees receivable, gross	24.7	12.9	35.8	73.4
Current loans, interest and fees receivable, gross	163.9	75.2	228.8	467.9
Total loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

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

The following table details by class of receivable, the number and amount of loans that qualify as TDRs, as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	9,588	9,957	8,722	3,003
Number of TDRs that have been re-aged	2,777	2,302	2,414	236
Amount of TDRs on non-accrual status (in thousands)	$12,810	$9,211	$12,178	$3,193
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$5,089	$2,553	$3,876	$262
Carrying value of TDRs (in thousands)	$8,394	$5,868	$7,535	$1,524
TDRs - Performing (carrying value, in thousands)*	$6,421	$4,753	$5,788	$1,208
TDRs - Nonperforming (carrying value, in thousands)*	$1,973	$1,115	$1,747	$316

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

Given that the above TDRs have a high reserve rate prior to modification as TDRs, we do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 24,831 and 19,987 accounts in the amount of $36.4 million and $30.7 million during the twelve month periods ended September 30, 2019 and September 30, 2018, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of TDRs that completed a modification within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	September 30, 2019		September 30, 2018
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	2,597	2,689	2,878	2,091
Loan balance at time of charge off (in thousands)	$4,115	$2,902	$4,519	$2,445

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses reflect both the billed and unbilled amounts owed at the end of a period for services rendered. Commencing in July 2019, accounts payable and accrued expenses includes payments owed under a deferred payment program started with an unrelated third-party for a portion of our marketing expenditures.  As a result of this agreement, we were able to extend the payment terms associated with our growing marketing spend between 10-37 months.  Also included within accounts payable and accrued expenses are amounts which may be payable in respect of one of our portfolios.

Income Taxes

We experienced effective income tax expense rates of 21.1% and 20.0% for the three and nine months ended September 30, 2019, respectively; these rates are compared to a negative effective income tax expense rate of 0.8% for the three months ended September 30, 2018, and an effective income tax benefit rate of 23.6% for the nine months ended September 30, 2018. Our effective income tax expense rates for the three and nine months ended September 30, 2019, are below the statutory rate principally due to reductions in our valuation allowances against net federal deferred tax assets during such periods—the effect of such reductions being partially offset by interest accruals on unpaid federal tax liabilities and  uncertain tax positions and state and foreign income tax accruals during such periods.

Our negative effective income tax expense rate for the three months ended September 30, 2018, differed from the statutory rate, primarily due to the unfavorable effects of our (1) accruals of local, state and foreign income taxes, (2) accruals of interest on liabilities for uncertain tax positions and unpaid taxes, and (3) increase in our valuation allowance associated with net federal deferred tax assets that arose due to our net loss incurred in that period.  Principal factors that caused the statutory rate to differ from our effective income tax benefit rate for the nine months ended September 30, 2018, included (1) an increase in our valuation allowance for the net losses incurred during the period, (2) our accruals of local, state and foreign taxes, and (3) significant net reductions in our accruals of interest on liabilities for uncertain tax positions and unpaid taxes, principally due to the favorable effects of our settlement in such period of the Internal Revenue Service (“IRS”) examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During the three and nine months ended September 30, 2019, we included $0.0 million and $0.3 million, respectively, of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; during the three months ended September 30, 2018, the IRS refunded $0.5 million of the $5.4 million payment. Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for interest and failure-to-pay penalties related to this matter. We paid another $0.2 million against accrued interest liabilities in March 2019, and we are continuing to pursue complete abatement of failure-to-pay penalties of $0.9 million. Once this matter is resolved and we pay any amounts ultimately determined to be owed to the IRS, we expect the IRS to remove the aforementioned lien in due course.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Fees on credit products	$19,725	$6,823	$44,329	$17,226
Changes in fair value of loans, interest and fees receivable recorded at fair value	355	2,102	725	2,597
Changes in fair value of notes payable associated with structured financings recorded at fair value	346	577	1,673	3,020
Other	9	34	109	1
Total fees and related income on earning assets	$20,435	$9,536	$46,836	$22,844

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

Other Income

Included in Other income for the three and nine months ended September 30, 2019 is $26.7 million and $68.1 million, respectively, associated with reductions in accruals related to one of our portfolios.  The accrual is based upon our estimate of the amount that may be claimed by customers and is based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate are subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim.  As of September 30, 2019, we had approximately $36 million accrued related to this liability within accounts payable and accrued expenses on the consolidated balance sheets, including the reclassification in the first quarter of 2019 of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets. Also included in other income, are revenues associated with ancillary product offerings and interchange revenues. We recognize these fees as income in the period earned.

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

	Credit and
For the three months ended September 30, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,674	$—	$2,674
Servicing income	144	212	356
Service charges and other customer related fees	1,085	16	1,101
Total revenue from contracts with customers	$3,903	$228	$4,131

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the nine months ended September 30, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$5,514	$—	$5,514
Servicing income	698	719	1,417
Service charges and other customer related fees	2,193	49	2,242
Total revenue from contracts with customers	$8,405	$768	$9,173

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the three months ended September 30, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$707	$—	$707
Servicing income	122	260	382
Service charges and other customer related fees	174	17	191
Total revenue from contracts with customers	$1,003	$277	$1,280

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the nine months ended September 30, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,846	$—	$1,846
Servicing income	862	784	1,646
Service charges and other customer related fees	288	51	339
Total revenue from contracts with customers	$2,996	$835	$3,831

(1) Interchange revenue is presented net of customer reward expense.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. In May 2019 the FASB issued ASU 2019-05 which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis.  The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 (and ASU 2019-05) was initially effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The FASB recently delayed the effective date of this standard until annual and interim periods beginning after December 15, 2022, with early adoption permitted for smaller reporting companies (among others). We are currently in the process of reviewing accounting interpretations, including the recently added fair value option, expected data requirements and necessary changes to our loss estimation methods, processes and systems. This standard is expected to result in an increase to our allowance for loan losses (unless the fair value option is elected) given the change to expected losses for the estimated life of the financial asset. If the fair value option is elected for some or all of our eligible receivables, we would expect an increase in the recorded value of the assets but more potential volatility as these receivables are remeasured each period.  The extent of the financial statement impact will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

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

ASU 2016-02 provides a number of optional practical expedients and policy elections in transition. We elected the ‘package of practical expedients’ under which we did not reassess prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us. We also elected the short-term lease recognition exemption for all leases that qualify, meaning we do not recognize right-of-use assets or lease liabilities for these short term leases.

Upon adoption, we recognized additional lease liabilities of $30.2 million and a corresponding right-of-use asset of $18.6 million with a $0.6 million cumulative effect on our opening retained deficit. The impact of our status as a lessor in the sublease arrangements we maintain did not result in a material change upon adoption.  See Note 7, "Leases" for additional disclosure.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 established a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. Additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract is also required. In August 2015, the FASB delayed the effective date by one year and the guidance was effective for annual and interim periods beginning January 1, 2018. Most revenue associated with financial instruments, including interest income, loan origination fees and credit card fees, is outside the scope of the guidance. This includes most of the revenue of the Company.  We adopted this standard as of January 1, 2018 using the modified retrospective method of adoption. Our adoption of this standard did not have a material impact on our consolidated financial statements.

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

We have evaluated subsequent events occurring after September 30, 2019, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments or disclosures to our consolidated financial statements other than the transaction described below.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the Company. Subject to satisfying certain closing conditions, the subsidiary has the right to issue up to 50.5 million additional units on the same terms. The proceeds from the transaction will be used for general corporate purposes.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both September 30, 2019 and December 31, 2018, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the nine months ended September 30, 2019 and 2018 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$62,558	$7,915	$70,473
Other	108	—	108
Total interest income	62,666	7,915	70,581
Interest expense	(12,682)	(417)	(13,099)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$49,984	$7,498	$57,482
Fees and related income on earning assets	$20,411	$24	$20,435
Servicing income	$144	$212	$356
Gain on repurchase of convertible senior notes	$5,127	$—	$5,127
Equity in income of equity-method investee	$284	$—	$284
Income before income taxes	$14,475	$2,023	$16,498
Income tax benefit (expense)	$(3,397)	$(81)	$(3,478)

Nine months ended September 30, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$152,398	$23,556	$175,954
Other	286	—	286
Total interest income	152,684	23,556	176,240
Interest expense	(35,034)	(1,225)	(36,259)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$117,650	$22,331	$139,981
Fees and related income on earning assets	$46,700	$136	$46,836
Servicing income	$698	$719	$1,417
Gain on repurchase of convertible senior notes	$5,127	$—	$5,127
Equity in income of equity-method investee	$736	$—	$736
Income before income taxes	$24,640	$5,183	$29,823
Income tax expense	$(5,072)	$(894)	$(5,966)
Total assets	$712,712	$79,235	$791,947

Three months ended September 30, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$34,164	$7,737	$41,901
Other	51	—	51
Total interest income	34,215	7,737	41,952
Interest expense	(8,920)	(361)	(9,281)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$25,295	$7,376	$32,671
Fees and related income on earning assets	$9,509	$27	$9,536
Servicing income	$122	$260	$382
Equity in loss of equity-method investee	$(49)	$—	$(49)
(Loss) income before income taxes	$(19,079)	$3,030	$(16,049)
Income tax benefit (expense)	$1,055	$(1,176)	$(121)

Nine months ended September 30, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$93,028	$22,297	$115,325
Other	137	—	137
Total interest income	93,165	22,297	115,462
Interest expense	(25,274)	(967)	(26,241)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$67,891	$21,330	$89,221
Fees and related income on earning assets	$22,781	$63	$22,844
Servicing income	$862	$784	$1,646
Equity in income of equity-method investee	$491	$—	$491
(Loss) income before income taxes	$(28,329)	$8,282	$(20,047)
Income tax benefit (expense)	$6,694	$(1,961)	$4,733
Total assets	$387,430	$73,579	$461,009

4.	Shareholders’ Equity

During the three and nine months ended September 30, 2019, we repurchased and contemporaneously retired 200,799 and 271,588 shares of our common stock at an aggregate cost of $1,591,000 and $1,850,000, respectively, pursuant to open market purchases and/or the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and nine months ended September 30, 2018, we repurchased and contemporaneously retired 260,060 and 279,519 shares of our common stock at an aggregate cost of $676,000 and $717,000, respectively, pursuant to both open market purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at September 30, 2019 and December 31, 2018, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at September 30, 2019 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	September 30, 2019	December 31, 2018
Loans, interest and fees receivables, at fair value	$2,857	$3,546
Total assets	$3,024	$3,732
Total liabilities	$14	$18
Members’ capital	$3,010	$3,714

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net interest income (loss), fees and related income on earning assets	$426	$(73)	$1,106	$739
Net income (loss)	$381	$(135)	$960	$534
Net income (loss) attributable to our equity investment investee	$284	$(49)	$736	$491

6.	Fair Values of Assets and Liabilities

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2019 and December 31, 2018 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2019 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$735,371	$640,294
Loans, interest and fees receivable, at fair value	$—	$—	$4,525	$4,525

Assets – As of December 31, 2018 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$470,496	$418,236
Loans, interest and fees receivable, at fair value	$—	$—	$6,306	$6,306

(1)	For cash, deposits and other short-term investments, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2019 and 2018:

	Loans, Interest and Fees Receivables, at Fair Value
	2019	2018
Balance at January 1,	$6,306	$11,109
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	725	2,597
Settlements	(2,506)	(6,567)
Impact of foreign currency translation	—	(14)
Balance at September 30,	$4,525	$7,125

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2019 and December 31, 2018:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$4,525	Discounted cash flows	Gross yield	25.4% to 45.5% (27.7%)
			Principal payment rate	2.1% to 4.6% (2.4%)
			Expected credit loss rate	9.7% to 21.7% (11.1%)
			Servicing rate	17.2% to 24.4% (18.0%)
			Discount rate	14.6% to 14.6% (14.6%)

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$6,306	Discounted cash flows	Gross yield	25.8% to 30.8% (26.4%)
			Principal payment rate	2.2% to 3.0% (2.3%)
			Expected credit loss rate	8.7% to 11.3% (9.0%)
			Servicing rate	14.9% to 19.5% (15.5%)
			Discount rate	14.9% to 14.9% (14.9%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2019 and December 31, 2018 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$ —	$ —	$ 599,261	$ 599,261
Amortizing debt facilities	$ —	$ —	$ 18,641	$ 18,641
Notes payable to related parties	$ —	$ —	$ 40,000	$ 40,000
Convertible senior notes	$ —	$ 20,811	$ —	$ 24,021
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$ —	$ —	$ 3,978	$ 3,978

Liabilities – As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$389,707	$389,707
Amortizing debt facilities	$—	$—	$1,220	$1,220
Notes payable to related parties	$—	$—	$40,000	$40,000
Convertible senior notes	$—	$47,230	$—	$62,142
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$5,651	$5,651

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2019 and 2018.

	Notes Payable Associated with Structured Financings, at Fair Value
	2019	2018
Balance at January 1,	$5,651	$9,240
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,673)	(3,020)
Repayments on outstanding notes payable, net	—	—
Balance at September 30,	$3,978	$6,220

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2019 and December 31, 2018:

Quantitative information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at September 30, 2019 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,978	Discounted cash flows	Gross yield	25.4%
			Principal payment rate	2.1%
			Expected credit loss rate	9.7%
			Discount rate	14.6%

Quantitative Information about Level 3 Fair Value Measurements
Fair Value Measurements	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$5,651	Discounted cash flows	Gross yield	25.8%
			Principal payment rate	2.2%
			Expected credit loss rate	8.7%
			Discount rate	14.9%

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2019 and December 31, 2018 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2019	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$742	$5,795
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$547	$3,978
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$2	$5
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$21	$158

As of December 31, 2018	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$1,160	$7,708
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$655	$5,651
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$7
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$35	$224

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2019	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2018
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$3,978	$5,651

7.	Leases

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

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Operating lease cost, gross	$1,737	$1,691	$5,173	$5,075
Sublease income	(1,283)	(1,276)	(3,848)	(3,803)
Net Operating lease cost	$454	$415	$1,325	$1,272
Cash paid under operating leases, gross	$2,541	$2,487	$7,540	$7,453

Weighted average remaining lease term - months	32
Weighted average discount rate	6.9%

Maturities of lease liabilities were as follows:

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2019 (excluding the nine months ended September 30, 2019)	$2,540	$(1,754)	$786
2020	10,176	(7,115)	3,061
2021	10,182	(7,315)	2,867
2022	4,366	(3,112)	1,254
2023	127	—	127
Thereafter	29	—	29
Total lease payments	27,420	(19,296)	8,124
Less imputed interest	(3,251)
Total	$24,169

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	September 30, 2019	December 31, 2018
Unrestricted cash and cash equivalents	$16.9	$16.8
Restricted cash and cash equivalents	$47.5	$61.0
Loans, interest and fees receivable, at fair value	$4.0	$5.7
Loans, interest and fees receivable, gross	$727.5	$403.4
Allowances for uncollectible loans, interest and fees receivable	$(123.5)	$(57.4)
Deferred revenue	$(37.1)	$(13.2)
Total Assets held by VIEs	$635.3	$416.3
Notes Payable, at face value held by VIEs	$566.1	$366.7
Notes Payable, at fair value held by VIEs	$4.0	$5.7
Maximum exposure to loss due to involvement with VIEs	$545.0	$438.5

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2019 and December 31, 2018, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2019 and December 31, 2018, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2019 and December 31, 2018.

	Carrying Amounts at Fair Value as of
	September 30, 2019	December 31, 2018
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of September 30, 2019 ($101.3 million as of December 31, 2018) bearing interest at a weighted average 7.2% interest rate, based upon LIBOR, at September 30, 2019 (7.5% at December 31, 2018), which is secured by credit card receivables and restricted cash aggregating $4.0 million as of September 30, 2019 ($5.7 million as of December 31, 2018) in carrying amount	$4.0	$5.7

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $4.0 million in fair value of the structured financing facility included in the above table is $4.0 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at September 30, 2019.

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

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of September 30, 2019 and December 31, 2018 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2019	December 31, 2018

Revolving credit facilities at a weighted average interest rate equal to 6.7% at September 30, 2019 (7.6% at December 31, 2018) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $678.5 million as of September 30, 2019 ($468.8 million at December 31, 2018)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2021) (1) (2) (3)	$40.5	$30.0
Revolving credit facility, not to exceed $50.0 million (expiring December 30, 2019) (2) (3) (4) (5)	14.3	49.9
Revolving credit facility, not to exceed $20.0 million (expiring December 31, 2019) (2) (4) (5)	19.7	—
Revolving credit facility, not to exceed $90.0 million (expiring February 8, 2022) (3) (4) (5) (6)	58.5	61.0
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2020) (3) (4) (5) (6)	6.0	80.5
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2021) (2) (4) (5)	14.7	—
Revolving credit facility, not to exceed $100.0 million (expiring November 16, 2020) (3) (4) (5) (6)	57.0	8.0
Revolving credit facility, not to exceed $167.3 million (expiring November 15, 2023) (3) (4) (5) (6)	167.3	167.3
Revolving credit facility, not to exceed $200.0 million (expiring December 15, 2022) (3) (4) (5) (6)	200.0	—
Revolving credit facility, not to exceed $15.0 million (expiring December 21, 2020) (2) (3) (4) (5)	13.7	—
Revolving credit facility, not to exceed $50.0 million (expiring September 19, 2021) (2) (3) (4) (5)	15.0	—
Other facilities
Other secured debt (expiring September 8, 2023) that is secured by certain assets of the Company with an annual rate equal to 5.5%	1.2	1.2
Unsecured term debt (expiring August 26, 2024) with an annual rate equal to 8.0%	17.4	—
Senior secured term loan to related parties (expiring November 21, 2019) that is secured by certain assets of the Company with an annual rate equal to 9.0% (3)	40.0	40.0
Total notes payable before unamortized debt issuance costs and discounts	665.3	437.9
Unamortized debt issuance costs and discounts	(7.4)	(7.0)
Total notes payable outstanding	$657.9	$430.9

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
(4)

Loans are subject to certain affirmative covenants tied to default rates, liquidity, asset eligibility and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.

(5)	Loans are associated with variable interest entities.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of September 30, 2019. In November 2018, the agreement was amended to extend the maturity date of the term loan to November 21, 2019. All other terms remain unchanged. Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 21, 2019 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $14.3 million was drawn as of September 30, 2019).  This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 5.0%. The loan is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus who is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $40.5 million was drawn as of September 30, 2019). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios.  The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility.  As of October 31, 2019, the borrowing limit was $55.0 million and the maturity was November 1, 2021.  There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borowing limit are reflected in the table above.

In December 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with a $20.0 million revolving borrowing limit available to the extent of outstanding eligible principal receivables (of which $19.7 million was drawn as of September 30, 2019).  This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 5.0%. The note is guaranteed by Atlanticus.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million of such notes (of which $58.5 million was outstanding as of September 30, 2019) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed and range from 12.0% to 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $13.7 million was drawn as of September 30, 2019).  This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The loan is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $63.0 million was outstanding as of September 30, 2019) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25% and LIBOR plus 4.5%, respectively. The facilities mature on June 11, 2020 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In September 2018, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $15.0 million was drawn as of September 30, 2019).  This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 6.5%. The loan is subject to certain affirmative covenants, including a charge-off  and delinquency test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $14.7 million was drawn as of September 30, 2019).  This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime rate. The note is guaranteed by Atlanticus.

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

In August 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. See Note 9 "Convertible Senior Notes" for additional information.

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit (of which no amount was drawn as of September 30, 2019) that is available to the extent of outstanding eligible principal receivables.  This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 4.5%. The facility matures on September 30, 2021 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

As of September 30, 2019, we were in compliance with the covenants underlying our various notes payable.

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

On August 26, 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024.  The repurchase resulted in a gain of approximately $5.1 million (net of the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.  See Note 8 "Notes Payable and Variable Interest Entities" for further information regarding the note issuance.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	September 30, 2019	December 31, 2018
Face amount of convertible senior notes	$33,839	$88,280
Discount	(9,818)	(26,138)
Net carrying value	$24,021	$62,142
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

10.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, each consumer has the ability to borrow up to the maximum credit limit assigned to such individual’s account.  Unfunded commitments under these products aggregated $1.0 billion at September 30, 2019. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future.  Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.  We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business.  The financings allow dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs.  These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2019, CAR had unfunded outstanding floor-plan financing commitments totaling $8.9 million.  Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $21.6 million remains pledged as of September 30, 2019 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2019, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 7, “Leases”.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business, none of which are expected to be material to us.

11.	Net Income (Loss) Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to controlling interests	$13,077	$(16,092)	$24,034	$(15,132)
Denominator:
Basic (including unvested share-based payment awards) (1)	14,596	13,908	14,526	13,898
Effect of dilutive stock compensation arrangements (2)	1,067	—	570	—
Diluted (including unvested share-based payment awards) (1)	15,663	13,908	15,096	13,898
Net income (loss) attributable to controlling interests per common share—basic	$0.90	$(1.16)	$1.65	$(1.09)
Net income (loss) attributable to controlling interests per common share—diluted	$0.83	$(1.16)	$1.59	$(1.09)

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 572,998 and 492,636, respectively, for the three and nine months ended September 30, 2019, compared to 315,707 and 217,245, respectively, for the three and nine months ended September 30, 2018.

(2)

The effect of dilutive stock compensation arrangements is shown only for informational purposes where we are in a net loss position.  In such situations, the effect of including outstanding options and restricted stock would be anti-dilutive, and they are thus excluded from all loss period calculations.

For the three and nine months ended September 30, 2019 and 2018, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per common share calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 1.4 million shares, which could be included in diluted share counts in net income per common share calculations. See Note 9, “Convertible Senior Notes,” for a further discussion of these convertible securities.

12.	Stock-Based Compensation

As of September 30, 2019, we had two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”).  The Fourth Amended 2014 Plan was approved by our shareholders in May 2019.  Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of September 30, 2019, 69,096 shares remained available for issuance under the ESPP and 1,814,725 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to additional paid-in capital during the three and nine months ended September 30, 2019 and 2018.

Restricted Stock and Restricted Stock Units

During the nine months ended September 30, 2019 and 2018, we granted 205,000 and 346,177 cumulative shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.7 million and $0.6 million, respectively. We incurred expenses of $0.7 million and $0.3 million during the nine months ended September 30, 2019 and 2018, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2019, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.8 million with a weighted-average remaining amortization period of 1.6 years.

Stock Options

Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant.   The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.2 million, $0.6 million, $0.2 million and $0.5 million related to stock option-related compensation costs during the three and nine months ended September 30, 2019 and 2018, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,121,200	$3.50
Issued	50,000	$3.13
Exercised	(452,867)	$2.57
Cancelled/Forfeited	(14,000)	$3.13
Outstanding at September 30, 2019	2,704,333	$3.65	2.5	$12,703,704
Exercisable at September 30, 2019	1,060,336	$3.42	1.7	$5,231,915

We had $0.7 million and $1.2 million of unamortized deferred compensation costs associated with non-vested stock options as of September 30, 2019 and December 31, 2018, respectively.

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

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $25 billion in consumer loans over our 23-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit and credit cards marketed through multiple channels, including retail point-of-sale, direct mail solicitation, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. These services of our lending partners are often extended to consumers who may not have access to traditional financing options. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. Additionally, we support lenders who market general purpose credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail and digital marketing solicitation and partnerships with third parties. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of financing. By offering a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties.  In this report, "receivables" or "loans" typically refer to receivables we have purchased from our lending partners or from third parties.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2019	2018	from 2018 to 2019
Total interest income	$70,581	$41,952	$28,629
Interest expense	(13,099)	(9,281)	(3,818)
Fees and related income on earning assets:
Fees on credit products	19,725	6,823	12,902
Changes in fair value of loans, interest and fees receivable recorded at fair value	355	2,102	(1,747)
Changes in fair value of notes payable associated with structured financings recorded at fair value	346	577	(231)
Other	9	34	(25)
Other operating income:
Servicing income	356	382	(26)
Other income	30,486	898	29,588
Gain on repurchase of convertible senior notes	5,127	—	5,127
Equity in income (loss) of equity-method investee	284	(49)	333
Total	$114,170	$43,438	$70,732
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	190	1,957	1,767
Provision for losses on loans, interest and fees receivable recorded at net realizable value	65,527	32,798	(32,729)
Other operating expenses:
Salaries and benefits	6,429	5,838	(591)
Card and loan servicing	13,152	9,286	(3,866)
Marketing and solicitation	10,757	3,649	(7,108)
Depreciation	284	234	(50)
Other	1,333	5,725	4,392
Net income (loss)	13,020	(16,170)	29,190
Net loss attributable to noncontrolling interests	57	78	(21)
Net income (loss) attributable to controlling interests	13,077	(16,092)	29,169

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2019	2018	from 2018 to 2019
Total interest income	$176,240	$115,462	$60,778
Interest expense	(36,259)	(26,241)	(10,018)
Fees and related income on earning assets:
Fees on credit products	44,329	17,226	27,103
Changes in fair value of loans, interest and fees receivable recorded at fair value	725	2,597	(1,872)
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,673	3,020	(1,347)
Other	109	1	108
Other operating income:
Servicing income	1,417	1,646	(229)
Other income	75,900	2,185	73,715
Gain on repurchase of convertible senior notes	5,127	—	5,127
Equity in income of equity-method investee	736	491	245
Total	$269,997	$116,387	$153,610
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	715	2,396	1,681
Provision for losses on loans, interest and fees receivable recorded at net realizable value	148,539	65,265	(83,274)
Other operating expenses:
Salaries and benefits	19,455	17,738	(1,717)
Card and loan servicing	35,123	27,378	(7,745)
Marketing and solicitation	26,254	8,088	(18,166)
Depreciation	856	698	(158)
Other	9,232	14,871	5,639
Net income (loss)	23,857	(15,314)	39,171
Net loss attributable to noncontrolling interests	177	182	(5)
Net income (loss) attributable to controlling interests	24,034	(15,132)	39,166

Three and Nine Months Ended September 30, 2019, Compared to Three and Nine Months Ended September 30, 2018

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $395.6 million as of September 30, 2018 to $769.0 million as of September 30, 2019. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations in 2019. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 8, “Notes Payable and Variable Interest Entities,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable associated with our point-of-sale and direct-to-consumer operations increased from $266.8 million as of September 30, 2018 to $566.2 million as of September 30, 2019. We anticipate additional debt financing over the next few quarters as we continue to acquire receivables, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

Other income.  Included within our Other income category are ancillary and interchange revenues. Given recent growth associated with new credit card offerings and related receivables, we expect ancillary and interchange revenues to grow throughout the year.   Also included in Other income for the three and nine months ended September 30, 2019 is $26.7 million and $68.1 million, respectively, associated with reductions in accruals related to one of our portfolios.  The original accrual was based upon our estimate of the amount that could be claimed by customers and is based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate are subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim. As of September 30, 2019, we had approximately $36 million accrued related to this liability within accounts payable and accrued expenses on the consolidated balance sheets, including the reclassification of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets.  We currently expect a significant majority of the remaining accrued amount either to be reduced or paid to customers by early 2020.  Any further reduction in the amount accrued would result in future earnings within this income statement category.

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

Provision for losses on loans, interest and fees receivable recorded at net realizable value.  Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between both the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans, interest and fees receivable recorded at net realizable value to a lesser degree. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.

Total other operating expense. Total other operating expense variances for the three and nine months ended September 30, 2019, relative to the three and  nine months ended September 30, 2018, reflect the following:

•	increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect some marginal increase in this cost for 2019 when compared to 2018 as we expect our receivables to continue to grow;
•

increases in card and loan servicing expenses in the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables which grew from $395.6 million outstanding to $769.0 million outstanding at September 30, 2018 and September 30, 2019, respectively, offset by the continued net liquidations in our historical credit card portfolios, the receivables of which declined from $10.5 million outstanding to $7.1 million outstanding at September 30, 2018 and September 30, 2019, respectively;

•

increases in marketing and solicitation costs for the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018, primarily due to volume-related increases in costs attributable to the growth in our direct-to-consumer and (to a lesser extent) retail point-of-sale portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2019 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

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

Income Taxes. We experienced effective income tax expense rates of 21.1% and 20.0% for the three and nine months ended September 30, 2019, respectively; these rates are compared to a negative effective income tax expense rate of 0.8% for the three months ended September 30, 2018, and an effective income tax benefit rate of 23.6% for the nine months ended September 30, 2018. Our effective income tax expense rates for the three and nine months ended September 30, 2019, are below the statutory rate principally due to reductions in our valuation allowances against net federal deferred tax assets during such periods—the effect of such reductions being partially offset by interest accruals on unpaid federal tax liabilities and  uncertain tax positions and state and foreign income tax accruals during such periods.

Our negative effective income tax expense rate for the three months ended September 30, 2018, differed from the statutory rate, primarily due to the unfavorable effects of our (1) accruals of local, state and foreign income taxes, (2) accruals of interest on liabilities for uncertain tax positions and unpaid taxes, and (3) increase in our valuation allowance associated with net federal deferred tax assets that arose due to our net loss incurred in that period.  Principal factors that caused the statutory rate to differ from our effective income tax benefit rate for the nine months ended September 30, 2018, included (1) an increase in our valuation allowance for the net losses incurred during the period, (2) our accruals of local, state and foreign taxes, and (3) significant net reductions in our accruals of interest on liabilities for uncertain tax positions and unpaid taxes, principally due to the favorable effects of our settlement in such period of the Internal Revenue Service (“IRS”) examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent that we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  During the three and nine months ended September 30, 2019, we included $0.0 million and $0.3 million, respectively, of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million. In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon; during the three months ended September 30, 2018, the IRS refunded $0.5 million of the $5.4 million payment. Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for interest and failure-to-pay penalties related to this matter. We paid another $0.2 million against accrued interest liabilities in March 2019, and we are continuing to pursue complete abatement of failure-to-pay penalties of $0.9 million. Once this matter is resolved and we pay any amounts ultimately determined to be owed to the IRS, we expect the IRS to remove the aforementioned lien in due course.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) the period-end and average managed receivables data include the face value of receivables which are accounted for under the fair value option; and (4) when applicable, we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of impairment of loans, interest and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $0.4 million for the three months ended September 30, 2018 and $1.7 million for the three months ended June 30, 2018. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, we do not expect to receive any further material reimbursements with respect to this portfolio.

A reconciliation of our Loans, interest and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2019			2018				2017
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Loans, interest and fees receivable, gross	7,070	7,803	8,664	9,575	10,504	13,790	15,557	16,601
Fair value adjustment	(2,545)	(2,899)	(3,270)	(3,269)	(3,379)	(5,504)	(6,144)	(5,492)
Loans, interest and fees receivable, at fair value	4,525	4,904	5,394	6,306	7,125	8,286	9,413	11,109

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2019			2018				2017
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$776,102	$610,129	$480,928	$462,862	$406,057	$371,331	$337,848	$333,286
Percent 30 or more days past due	12.9%	11.5%	13.7%	13.2%	12.7%	11.8%	12.1%	13.7%
Percent 60 or more days past due	9.2%	8.2%	10.3%	9.5%	9.3%	8.5%	9.1%	9.8%
Percent 90 or more days past due	6.1%	5.8%	7.5%	6.7%	6.4%	5.7%	6.5%	6.5%
Averaged managed receivables	$693,116	$545,529	$471,895	$434,460	$388,694	$354,590	$335,567	$318,183
Total yield ratio	49.7%	47.0%	46.5%	44.3%	43.2%	41.6%	41.0%	39.5%
Combined gross charge-off ratio	17.6%	23.8%	23.6%	21.6%	19.7%	22.4%	24.2%	20.1%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer operations (“Direct”) (dollars in thousands). Results of our historical credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2019			2018				2017
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$365,652	$308,382	$255,922	$257,772	$238,851	$223,873	$207,231	$206,877
Percent 30 or more days past due	11.6%	10.4%	12.7%	13.6%	13.4%	12.4%	12.6%	14.0%
Percent 60 or more days past due	8.2%	7.3%	9.8%	9.9%	9.8%	8.8%	9.4%	10.1%
Percent 90 or more days past due	5.6%	5.0%	7.2%	7.1%	6.9%	5.8%	6.8%	7.2%
Average APR	22.5%	24.0%	24.8%	25.0%	24.7%	24.8%	24.2%	24.2%
Receivables purchased during period	$133,528	$123,533	$69,120	$80,096	$70,860	$74,391	$60,932	$64,036

	Direct - At or for the Three Months Ended
	2019			2018				2017
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$403,380	$293,944	$216,342	$195,515	$156,702	$133,668	$115,060	$109,808
Percent 30 or more days past due	14.2%	12.8%	15.1%	13.0%	12.1%	11.5%	12.2%	12.9%
Percent 60 or more days past due	10.3%	9.3%	11.2%	9.3%	8.9%	8.5%	9.2%	9.1%
Percent 90 or more days past due	6.7%	6.7%	8.0%	6.4%	6.0%	5.9%	6.4%	5.3%
Average APR	28.2%	28.5%	27.9%	28.1%	27.6%	27.2%	26.9%	27.5%
Receivables purchased during period	$174,026	$123,776	$60,733	$69,585	$48,729	$48,966	$33,747	$38,338

The following discussion relates to the tables above.

Managed receivables levels. We experienced overall quarterly growth for the last eight quarters related to our current product offerings including over $373.4 million in net receivables growth associated with our point-of-sale and direct-to-consumer products from September 30, 2018 to September 30, 2019. The addition of large point-of-sale retail partners and ongoing purchases of receivables from existing retail partners helped grow our point-of-sale receivables by $126.8 million from September 30, 2018 to September 30, 2019.  This growth increased at a slower rate in the first quarter of 2019 compared to the prior quarter, which included the holiday shopping season. Similarly, our direct-to-consumer acquisitions grew by $246.7 million from September 30, 2018 to September 30, 2019. While we expect continued quarterly growth in our managed receivables balances for all of our products throughout 2019 and into 2020, this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale operations as well as the timing of solicitations within the direct-to-consumer operations. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.

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

Total yield ratio. Currently, we are experiencing growth in our newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer receivables. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Additionally, our direct-to-consumer receivables tend to have higher total yields than our point-of-sale receivables, so recent accelerated growth in our direct-to-consumer receivables has also contributed to the trending higher total yield ratio. Our third, second and first quarter 2019 total yield ratios exclude the impacts of $26.7, $26.0 and $15.4 million, respectively, associated with our aforementioned reduction in reserves associated with one of our portfolios.  Similarly, our fourth quarter 2018 total yield ratio excludes the impact of $36.2 million associated with litigation settlement in such quarter. Additionally, our fourth quarter 2017 total yield ratio excludes the impact of our $2.1 million write-down of the carrying value associated with a previous investment in a consumer finance technology platform.

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

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The average APR for receivables in our point-of-sale operations range from 9.99% to 36.0%. For our direct-to-consumer receivables, average APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2020 to remain consistent with the average APRs we have experienced over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; or the timing of new customer originations by our lending partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our banking partner and the availability of capital to fund new purchases. Nonetheless, we expect continued growth in the acquisition of these receivables throughout 2020.

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

Collectively, as of September 30, 2019, we served more than 600 dealers through our Auto Finance segment in 34 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2019			2018				2017
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$89,451	$89,490	$90,208	$88,057	$85,338	$83,872	$78,436	$77,213
Percent 30 or more days past due	14.5%	13.3%	11.4%	14.7%	13.3%	10.8%	8.8%	12.8%
Percent 60 or more days past due	5.9%	5.4%	5.3%	5.7%	4.3%	3.6%	3.3%	5.0%
Percent 90 or more days past due	3.1%	2.6%	2.9%	2.5%	1.7%	1.4%	1.6%	2.4%
Average managed receivables	$89,471	$89,849	$89,133	$86,698	$84,605	$81,154	$77,825	$76,068
Total yield ratio	36.4%	36.7%	36.0%	36.1%	37.9%	38.2%	37.9%	37.9%
Combined gross charge-off ratio	2.7%	4.9%	2.7%	2.8%	0.9%	0.5%	2.1%	3.0%
Recovery ratio	1.8%	1.8%	1.3%	0.9%	0.9%	1.0%	1.5%	1.5%

Managed receivables.  We expect modest growth in the level of our managed receivables for 2020 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its existing locations and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. Managed receivable levels have increased in each of the periods of 2019 when compared to the same periods in 2018 primarily due to the acquisition of new dealer relationships which has resulted in the ability to purchase higher levels of auto receivables.  We expect this increase in receivables when compared to the same periods in the prior year will continue to result in period over period increases for the coming quarters.

Delinquencies.  Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first quarter of 2019 due to seasonal performance improvements. Delinquency levels experienced for the first three quarters of 2018 generally were lower than those experienced during the same periods in 2017 largely due to the absence of any significant dealer-related losses (as opposed to individual consumer defaults) that are typical during any given year and which tend to produce larger portfolio level defaults on receivables.  These low delinquencies also contributed to lower combined gross charge-off rates during 2018 as discussed further below. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. While we have experienced some increase in our delinquency rates in 2019 when compared to the same periods in 2018, we are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined gross charge-off ratio and recovery ratio.  We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. This is evidenced by the slightly elevated combined gross charge-off rate we have experienced during 2019.  We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. Further, given our expectation of some gradual increase in our delinquency rates as discussed above, we expect gross charge-off rates will climb slightly over existing rates although as indicated above, the timing of individual dealer-related losses is difficult to predict. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, facilities that could represent near-term significant refunding or refinancing needs as of September 30, 2019 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring December 30, 2019) that is secured by certain receivables and restricted cash	$14.3
Revolving credit facility (expiring December 31, 2019) that is secured by certain receivables and restricted cash	19.7
Revolving credit facility (expiring December 21, 2020) that is secured by certain receivables and restricted cash	13.7
Senior secured term loan from related parties (expiring November 21, 2019) that is secured by certain assets of the Company	40.0
Total	$87.7

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (of which $58.5 million was outstanding as of September 30, 2019) to an unaffiliated third party pursuant to a facility that is available to the extent of outstanding eligible receivables. Interest rates on the notes range from 12.0% to 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $63.0 million was outstanding as of September 30, 2019) to separate unaffiliated third parties pursuant to facilities that is available to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 4.25% and LIBOR plus 4.5%, respectively.

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

In June 2019, we sold $200.0 million of ABS secured by certain credit card receivables. A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables and the remaining proceeds are available to fund the acquisition of additional receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.37%.

In September 2019, we extended the maturity date of the revolving credit facility secured by the financial and operating assets of CAR to November 1, 2021, and, in October 2019, we expanded the borrowing capacity to $55.0 million. All other material terms remain unchanged.

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

At September 30, 2019, we had $42.6 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2019 and 2018 are as follows:

•

During the nine months ended September 30, 2019, we generated $70.2 million of cash flows from operations compared to use of $1.7 million of cash flows from operations during the nine months ended September 30, 2018. The increase in cash provided by operating activities was principally related to the reclassification of approximately $26 million from unrestricted cash and cash equivalents on our consolidated balance sheets and increases in finance collections associated with our growing point-of-sale and direct-to-consumer receivables.  Offsetting this increase was reimbursements received in the second and third quarters of 2018 in respect of one of our portfolios with no corresponding receipt during the nine months ended 2019.

•

During the nine months ended September 30, 2019, we used $289.8 million of cash from our investing activities, compared to use of $75.3 million of cash from investing activities during the nine months ended September 30, 2018.  This increase in cash used is primarily due to: 1) the shrinking size of our historical credit card receivables, resulting in lower corresponding payments from consumers; and 2) significant increases in the level of investments for 2019 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2018 and which we expect to continue to make throughout 2019. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the nine months ended September 30, 2019, we generated $190.3 million of cash in financing activities, compared to our generating $65.2 million of cash in financing activities during the nine months ended September 30, 2018. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) the acquisition of additional financial assets associated with the point-of-sale and direct-to-consumer finance operations as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2020.  As of September 30, 2019 we were authorized to repurchase a remaining 4,475,851 shares under this share repurchase plan.

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

In January 2013, HBR began leasing four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the nine months ended September 30, 2019 and 2018, we received $202,813 and $204,379, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. The Loan and Security Agreement was fully drawn with $40.0 million outstanding as of September 30, 2019. In November 2018, the agreement was amended to extend the maturity date of the term loan to November 21, 2019. All other terms remain unchanged. Our obligations under the agreement are guaranteed by certain subsidiary guarantors and secured by a pledge of certain assets of ours and the subsidiary guarantors. The loans bear interest at the rate of 9.0% per annum, payable monthly in arrears. The principal amount of these loans is payable in a single installment on November 21, 2019 (as amended). The agreement includes customary affirmative and negative covenants, as well as customary representations, warranties and events of default. Subject to certain conditions, we can prepay the principal amounts of these loans without premium or penalty. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.

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

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements elsewhere in this report and in other documents we file with the SEC, including the following:

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
•

our relationship with (i) the merchants that participate in point-of-sale finance operations and (ii) the bank that issues credit cards and provides certain other credit products utilizing our technology platform and related services; and

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our portfolio of receivables is not diversified and primarily originates from consumers whose creditworthiness is considered sub-prime. Historically, we have invested in receivables in one of two ways—we have either (i) invested in receivables originated by lenders who utilize our services or (ii) invested in or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has negatively impacted and may in the future negatively impact, our performance. Our past losses may have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables.

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

If additional financing facilities are not available in the future on terms we consider acceptable—an issue that was made even more acute in the U.S. given regulatory changes that reduced asset-level returns on credit card lending—we will not be able to purchase additional receivables and those receivables may contract in size.

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

As of September 30, 2019, Atlanticus Holdings Corporation had outstanding: $623.5 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $63.7 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 8, “Notes Payable and Variable Interest Entities,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of September 30, 2019, our subsidiaries had total liabilities of approximately $693.0 million (including the $623.5 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31	22,093	$4.28	22,093	4,654,557
August 1 - August 31	16,337	$5.39	16,337	4,638,220
September 1 - September 30	162,369	$8.67	162,369	4,475,851
Total	200,799	$7.92	200,799	4,475,851

(1)

Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were no such shares returned to us during the three months ended September 30, 2019.

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

ATLANTICUS HOLDINGS CORPORATION

November 14, 2019	By	/s/ WILLIAM R. McCAMEY
William R. McCamey
Chief Financial Officer
(duly authorized officer and principal financial officer)