Form 10-K
period 2019-12-31
Atlanticus Holdings Corp
filed 2020-03-30
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report for the year ended December 31, 2019

of

ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-53717

Five Concourse Parkway, Suite 300

Atlanta, Georgia 30328

(770) 828-2000

Atlanticus’ common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”) and trades on the NASDAQ Global Select Market under the ticker symbol "ATLC".

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

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2019 was $21.7 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates, and we also have included 1,459,233 loaned shares at June 30, 2019.)

As of March 20, 2020, 15,919,360 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page
PART I

PART IV
Item 15.	Exhibits and Financial Statement Schedules	35
Item 16.	Form 10-K Summary	38

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

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the availability of adequate financing to support growth;
•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowances for uncollectible loans, interest and fees receivable and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	the duration and magnitude of the impact the novel coronavirus, or COVID-19 ("COVID-19"), could have on credit usage and payments;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
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

We are a Georgia corporation formed in 2009, as successor to an entity that commenced operations in 1996. We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. According to data published by Experian, 41% of Americans had FICO® scores of less than 700 as of the second quarter of 2019, which represents a population in excess of 90 million consumers. A recent survey conducted by Charles Schwab further found that 59% of Americans lived "paycheck to paycheck" and only 38% of people have an emergency fund.These consumers often have short-term, immediate credit needs that are often not effectively met by traditional financial institutions.  By facilitating fairly priced consumer credit alternatives with value added features and benefits specifically curated for the unique needs of this financially underserved consumer, we endeavor to empower consumers on a path to improved financial well-being.

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $26 billion in consumer loans over our 23-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit and credit cards originated by lenders through multiple channels, including retail point-of-sale, direct mail solicitation, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. The services of our lending partners are often extended to consumers who may not have access to traditional financing options. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. Additionally, we support lenders who market general purpose credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail and digital marketing solicitation and partnerships with third parties. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of financing. By supporting a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

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

We are investing in our infrastructure in order to expand point-of-sale and direct-to-consumer finance and credit solutions and new product offerings, which we believe will allow for long-term shareholder returns. Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) investments in additional financial assets associated with point-of-sale and direct-to-consumer finance and credit activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses and (3) the repurchase of our convertible senior notes and other debt and our outstanding common stock.

Credit and Other Investments Segment.

Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in receivables from point-of-sale, direct-to-consumer personal finance and credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include finance charges, fees and the accretion of merchant fees associated with the point-of-sale receivables or annual fees on our direct-to-consumer receivables.

As previously discussed, we support lenders who originate a range of consumer loan products over multiple channels. Through our point-of-sale operations, we leverage our flexible technology platform that allows retail partners and service providers to offer loan options to their customers who may have been declined by a primary lender. The same proprietary analytics and infrastructure also allows lenders to offer general purpose loan products directly to consumers with our direct-to-consumer products. We help lenders reach these consumers through a diverse origination platform that includes direct mail, digital marketing and partnerships, and we are currently expanding our acquisitions of new receivables associated with both our point-of-sale and direct-to-consumer credit card accounts.

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

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2019, our CAR operations served more than 600 dealers in 35 states, the District of Columbia and two U.S. territories. These operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

How Do We Manage the Receivables and Mitigate Our Risks?

Credit and Other Investments Segment. We manage our investments in receivables using credit scoring, credit file data and our proprietary risk evaluation systems developed and refined over our 23-year operating history. These strategies include the management of transaction authorizations, account renewals, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the receivables. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent receivables.

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

How Do We Collect?

Credit and Other Investments Segment. The goal of the collections process is to collect as much of the account balance that is owed in the most cost-effective and customer-friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. We also sometimes offer flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases collectors may vary the general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate payment. Application of payments in this manner also permits collectors to assess real time the degree to which payments over the life of an account have covered the principal credit extensions on that account. This allows collectors to readily identify the potential economic loss associated with the charge off of a particular receivable (i.e., the excess of principal purchases and cash advances funded over payments received throughout the life of the account). The selection of collection techniques, including, for example, the order in which payments are applied or the provision of payments or credits to induce or in exchange for a payment, impacts the statistical performance of the portfolios that we present under “Credit and Other Investments Segment” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Collectors employ various and evolving tools when collecting on our receivables, and they routinely test and evaluate new tools in their effort toward improving our collections with a greater degree of efficiency and service. These tools include programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. In some instances, collectors may agree to match the payment on a receivable, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, collectors may actually settle and adjust finance charges and fees on a receivable, for example, based on a commitment and follow through on a commitment to pay certain portions of the balances owed. Collectors may also decrease minimum payments owed under certain collection programs. Additionally, we employ re-aging techniques as discussed below. Moreover, we voluntarily participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a receivable that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success and customer service they achieve.

We regularly monitor and adapt collection strategies, techniques, technology and training to optimize our efforts to reduce delinquencies and charge offs. We use our operations systems to develop these proprietary collection strategies and techniques, and we analyze the output from these systems to identify the strategies and techniques that we believe are most likely to result in curing a delinquent receivable in the most cost-effective manner, rather than treating all delinquent receivables the same based on the mere passage of time.

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

Additionally, we may re-age accounts that meet our qualifications for re-aging. Re-aging involves changing the delinquency status of an account. It is our policy to work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to our regular charge-off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs; however, this impact generally changes such delinquencies and charge offs by less than 10% and 5%, respectively.

As discussed above, typically, once an account is 90 days or more past due, the account is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets the additional criteria discussed above, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Thus we do not recognize an impairment or write-down solely due to the re-aging process. Once an account is placed on a non-accrual status, it is closed for further purchases. We believe that re-ages help customers to manage difficult repayment periods, return to good standing and avoid further deterioration to their credit scores. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Loans, Interest and Fees Receivable-Troubled Debt Restructurings” to our consolidated financial statements included herein for further discussion of TDRs.

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

Consumer and Debtor Protection Laws and Regulations

Credit and Other Investments Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), the federal Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the federal Truth In Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission (“FTC”) Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our lending partners' products are designed for customers at the lower end of the credit score range. These products are priced to reflect the higher credit risk of these customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our lending partners are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to the marketing or collection practices used, we and our lending partners could be required to modify or discontinue certain products or practices.

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

Competition

Credit and Other Investments Segment. We face substantial competition from financial service companies, the intensity of which varies depending upon economic and liquidity cycles. Our financial performance is, in part, a function of the performance of our investments in receivables and the aggregate outstanding amount of such receivables.  The point-of-sale and direct-to-consumer finance activities of our lending partners compete with national, regional and local bankcard and consumer credit issuers, other general-purpose credit card issuers and retail credit card and merchant credit issuers. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have.

Auto Finance Segment. Competition within the auto finance sector is widespread and fragmented. Our auto finance operations target automobile dealers that oftentimes are not able to access indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corporation, Westlake Financial, Mid-Atlantic Finance, Santander Consumer USA, Western Funding Inc., U.S. Auto Credit, and United Acceptance) and a large number of smaller, regional private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Employees

As of December 31, 2019, we had 319 employees, including 5 part-time employees, all of whom are principally employed within the U.S. We consider our relations with our employees to be good. None of our employees are covered by a collective-bargaining agreement, and we have never experienced any organized work stoppage, strike or labor dispute.

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

Due to our relative lack of historical experience with Internet consumers, we may not be able to evaluate their creditworthiness. We have less historical experience with respect to the credit risk and performance of receivables owed by consumers acquired over the Internet and other digital channels. As a result, we may not be able to evaluate successfully the creditworthiness of these potential consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses.

We Are Substantially Dependent Upon Borrowed Funds to Fund Receivables We Purchase

We finance receivables that we acquire in large part through financing facilities. All of our financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Moreover, some of our facilities currently are in amortization stages (and are not allowing for the funding of any new loans) based on their original terms. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry overall and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain.

If additional financing facilities are not available in the future on terms we consider acceptable—an issue that was made even more acute in the U.S. given regulatory changes that reduced asset-level returns on credit card lending—we will not be able to purchase additional receivables and those receivables may contract in size.

Capital markets may experience periods of disruption and instability, which could limit our ability to grow our receivables.  From time-to-time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow our receivables.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. Unfavorable economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

Recently, the outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to our performance and financial results.

We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of receivables we purchase or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The recent growth of our investments in point-of-sale finance and direct-to-consumer receivables may not be indicative of our ability to grow such receivables in the future.  Our investments in point-of-sale finance and direct-to-consumer receivables grew to $908.4 million for the year ended December 31, 2019 from $453.3 million for the year ended December 31, 2018. The amount of such receivables has fluctuated significantly over the course of our operating history.  Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the point-of-sale finance operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 50% of our outstanding point-of-sale receivables as of December 31, 2019. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

The regulatory landscape in which we operate is continually changing due to new rules, regulations and interpretations, as well as various legal actions that have been brought against others that have sought to re-characterize certain loans made by federally insured banks as loans made by third parties. If litigation on similar theories were brought against us when we work with a federally insured bank that makes loans and were such an action successful, we could be subject to state usury limits and/or state licensing requirements, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.

The case law involving whether an originating lender, on the one hand, or third-parties, on the other hand, are the “true lenders” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third-parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to the receivables originated by the bank that utilizes our technology platform and other services, such receivables could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If the bank that originates loans utilizing our technology platform were subject to such a lawsuit, it may elect to terminate its relationship with us voluntarily or at the direction of its regulators, and if it lost the lawsuit, it could be forced to modify or terminate such relationship.

In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the U.S. Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the U.S. Supreme Court to deny certiorari, the U.S. Solicitor General, joined by the Office of the Comptroller of the Currency (“OCC”), noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the U.S. District Court for the Southern District of New York concluded on February 27, 2017 that New York’s state usury law, not Delaware’s state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. At this time, it is unknown whether Madden will be applied outside of the defaulted debt context in which it arose; however, recently two class actions, Cohen v. Capital One Funding, LLC, et al. and Petersen v. Chase Card Funding, LLC, et al., have relied on Madden to challenge the interest rate charged once debt was sold to securitization trusts. The facts in Madden are not directly applicable to our business, as we do not engage in practices similar to those at issue in Madden. However, to the extent that the holding in Madden was broadened to cover circumstances applicable to our business, or if other litigation on related theories were brought against us and were successful, or we were otherwise found to be the “true lender,” we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.

In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans sold in the secondary market, in November 2019, the OCC and the FDIC took action to reaffirm the “valid when made” doctrine by issuing a notice of proposed rulemaking to clarify that when a bank sells, assigns, or otherwise transfers a loan, the interest permissible prior to the transfer would continue to be permissible following the transfer. The 60-day comment periods ended January 21, 2020 and February 4, 2020, respectively, and it is anticipated that the agencies will issue final rules soon.

In September 2019, the FDIC and the OCC jointly submitted an amicus brief to the U.S. District Court for the District of Colorado in support of a debt buyer, urging the District Court to uphold the bank’s rights to enforce that debt to the debt buyer, including the bank’s right to charge interest as authorized under the laws of its home state. The brief includes related discussions of (i) the rights of federally regulated banks to “export” their home states’ interest rates by charging those rates to borrowers nationwide, first with respect to national banks under section 85 of the National Bank Act and then with respect to state banks under section 27 of the Federal Deposit Insurance Act and (ii) federal preemption of state usury laws. The portion of the brief that discusses rate exportation strongly reaffirms the OCC and the FDIC’s complete accord that section 27 and section 85 should be mirror images of each other. At the conclusion of their brief, the agencies ask the District Court to affirm the bankruptcy court’s decision in the case on the basis that affirmation would “preserve the banks’ longstanding ability to engage in loan sales, would reaffirm the traditional protections that such loan sales have received under the law, would ensure the proper functioning of the credit markets, and would promote safety and soundness in the banking sector by supporting loan sales and securitizations, which are used to manage capital and liquidity positions.”

We support a single bank that markets general purpose credit cards and certain other credit products directly to consumers. We acquire interests in and service the receivables originated by that bank.  The bank could determine not to continue the relationship for various business reasons, or its regulators could limit its ability to issue credit cards utilizing our technology platform or to originate some or all of the other products that we service or require the bank to modify those products significantly and could do either with little or no notice. Any significant interruption or change of our bank relationship would result in our being unable to acquire new receivables or develop certain other credit products.  Unless we were able to timely replace our bank relationship, such an interruption would prevent us from acquiring newly originated credit card receivables and growing our investments in point-of-sale and direct-to-consumer receivables.  In turn, it would materially adversely impact our business.

The FDIC has issued examination guidance affecting the bank that utilizes our technology platform to market general purpose credit cards and certain other credit products and these or subsequent new rules and regulations could have a significant impact on such credit products.  The bank that utilizes our technology platform and other services to market general purpose credit cards and certain other credit products is supervised and examined by both the state that charters it and the FDIC. If the FDIC or a state supervisory body considers any aspect of the products originated utilizing our technology platform to be inconsistent with its guidance, the bank may be required to alter or terminate some or all of these products.

On July 29, 2016, the board of directors of the FDIC released examination guidance relating to third-party lending as part of a package of materials designed to “improve the transparency and clarity of the FDIC’s supervisory policies and practices” and consumer compliance measures that FDIC-supervised institutions should follow when lending through a business relationship with a third party. The proposed guidance, if finalized, would apply to all FDIC-supervised institutions that engage in third-party lending programs, including the bank that utilizes our technology platform and other services to market general purpose credit cards and certain other credit products.

The proposed guidance elaborates on previously issued agency guidance on managing third-party risks and specifically addresses third-party lending arrangements where an FDIC-supervised institution relies on a third party to perform a significant aspect of the lending process. The types of relationships that would be covered by the guidance include (but are not limited to) relationships for originating loans on behalf of, through or jointly with third parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention of institutions that engage in significant lending activities through third parties, including at least one examination every 12 months, as well as supervisory expectations for a third-party lending risk management program and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. Comments on the guidance were due October 27, 2016. While the guidance has never formally been adopted, it is our understanding that the FDIC has relied upon it in its examination of third-party lending arrangements.

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

We may be unable to use some or all of our net operating loss (“NOL”) carryforwards. At December 31, 2019, we had U.S. federal NOL carryforwards of $85.6 million the deferred tax assets on which were not offset by valuation allowances, and we had no material U.S. state and local or foreign NOLs the deferred tax assets on which were not offset by valuation allowances. Our NOLs have resulted from prior period losses and are available to offset future taxable income. If not used, $18.1 million of the NOLs will expire in 2029, and $17.8 million of the NOLs will expire in 2030. Under Section 382 of the Internal Revenue Code, our ability to use NOLs in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have not completed a Section 382 analysis through December 31, 2019. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” or if we do not generate sufficient taxable income, we may not be able to use a material portion of the NOLs. If we are limited in our ability to use the NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully use our NOLs. This could materially and adversely affect our results of operations.

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

Failure to keep up with the rapid technological changes in financial services and e-commerce could harm our business.  The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of consumers by using technology to support products and services that will satisfy consumer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete with our competitors.  Any such failure to adapt to changes could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

We have elected the fair value option effective as of January 1, 2020, and we use estimates in determining the fair value of our loans. If our estimates prove incorrect, we may be required to write down the value of these assets, which could adversely affect our results of operations. Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. Further, most of these estimates are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. A variety of factors including, but not limited to, estimated yields on consumer receivables, customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, but these processes may not ensure that our judgments and assumptions are correct.

Our allowance for uncollectible loans is determined based upon both objective and subjective factors and may not be adequate to absorb loan losses. We face the risk that customers will fail to repay their loans in full. Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value.  We determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. Actual losses are difficult to forecast, especially if such losses are due to factors beyond our historical experience or control. As a result, our allowance for uncollectible loans may not be adequate to absorb incurred losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Risks Relating to an Investment in Our Securities

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in interest rates;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel; and
•	future sales of our common stock and the transfer or cancellation of shares of common stock pursuant to a share lending agreement.

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

The shares of Series A Convertible Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a redemption right, that could negatively impact the value of shares of our common stock.  In December 2019, we issued 400,000 shares of Series A Convertible Preferred Stock. The rights of the holders of our Series A Convertible Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our holders of common stock.  Holders of the Series A Convertible Preferred Stock are entitled to receive dividends on each share of such stock equal to 6% per annum on the liquidation preference of $100.  The dividends on the Series A Convertible Preferred Stock are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

In the event of our liquidation, dissolution or the winding up of our affairs, the holders of our Series A Convertible Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets generally available for distribution to our equity holders and before any payment may be made to holders of our common stock in an amount equal to $100 per share of Series A Convertible Preferred Stock plus any accrued but unpaid dividends.

Further, on and after January 1, 2024, the holders of the Series A Convertible Preferred Stock will have the right to require us to purchase outstanding shares of Series A Convertible Preferred Stock for an amount equal to $100 per share plus any accrued but unpaid dividends.  This redemption right could expose us to a liquidity risk if we do not have sufficient cash resources at hand or are not able to find financing on sufficiently attractive terms to comply with our obligations to repurchase the Series A Convertible Preferred Stock upon exercise of such redemption right.

Our obligations to the holders of Series A Convertible Preferred Stock also could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition and the value of our common stock.

Our outstanding Series A Convertible Preferred Stock has anti-dilution protection that, if triggered, could cause substantial dilution to our then-existing holders of common stock, which could adversely affect our stock price.  The document governing the terms of our outstanding Series A Convertible Preferred Stock contains anti-dilution provisions to benefit the holders of such stock. As a result, if we, in the future, issue common stock or other derivative securities, subject to specified exceptions, for a per share price less than the then existing conversion price of the Series A Convertible Preferred Stock, an adjustment to the then current conversion price would occur. This reduction in the conversion price could result in substantial dilution to our then-existing holders of common stock, which could adversely affect the price of our common stock.

We have no current plans to pay cash dividends on our common stock for the foreseeable future, and an increase in the market price of our common stock, if any, may be the sole source of gain on your investment.  With the exception of dividends payable on our Series A Convertible Preferred Stock, we currently intend to retain any future earnings for use in the operation and expansion of our business and do not expect to pay any dividends on our common stock in the foreseeable future.  The declaration and payment of all future dividends on our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time.  Any decision by our board of directors to declare and pay dividends in the future will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions on dividends imposed by the document governing the terms of the Series A Convertible Preferred Stock and other factors that our board of directors may deem relevant.  Consequently, appreciation in the market price of our common stock, if any, may be the sole source of gain on your investment for the foreseeable future.

Holders of the Series A Convertible Preferred Stock are entitled to receive dividends on each share of such stock equal to 6% per annum on the liquidation preference of $100.  The dividends on the Series A Convertible Preferred Stock are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

We have the ability to issue additional preferred stock, warrants, convertible debt and other securities without shareholder approval. Our common stock may be subordinate to additional classes of preferred stock issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our articles of incorporation permit our Board of Directors to issue preferred stock without first obtaining shareholder approval, which we did in December 2019 when we issued the Series A Convertible Preferred Stock. If we issue additional classes of preferred stock, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue additional classes of convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

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

As of December 31, 2019, Atlanticus Holdings Corporation had outstanding: $745.3 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $45.2 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, “Notes Payable and Variable Interest Entities,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of December 31, 2019, our subsidiaries had total liabilities of approximately $792.3 million (including the $745.3 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.”  As of March 20, 2020, there were 46 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 - October 31	85,515	$7.77	84,533	4,391,318
November 1 - November 30	358	$7.02	—	4,391,318
December 1 - December 31	—	$—	—	4,391,318
Total	85,873	$7.77	84,533	4,391,318

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 1,340 such shares returned to us during the three months ended December 31, 2019.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2020.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. According to data published by Experian, 41% of Americans had FICO® scores of less than 700 as of the second quarter of 2019, which represents a population in excess of 90 million consumers. A recent survey conducted by Charles Schwab further found that 59% of Americans lived "paycheck to paycheck" and only 38% of people have an emergency fund.  These consumers often have short-term, immediate credit needs that are often not effectively met by traditional financial institutions.  By facilitating fairly priced consumer credit alternatives with value added features and benefits specifically curated for the unique needs of this financially underserved consumer, we endeavor to empower consumers on a path to improved financial well-being.

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $26 billion in consumer loans over our 23-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit and credit cards originated by lenders through multiple channels, including retail point-of-sale, direct mail solicitation, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. The services of our lending partners are often extended to consumers who may not have access to traditional financing options. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our lending partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. Additionally, we support lenders who market general purpose credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail and digital marketing solicitation and partnerships with third parties. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of financing. By supporting a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

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

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including:  (1) investments in additional financial assets associated with point-of-sale and direct-to-consumer finance and credit activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses and (3) the repurchase of our convertible senior notes and other debt and our outstanding common stock.

As of January 1, 2020, we have elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that were originated on or after January 1, 2020 (the "Fair Value Receivables"). We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables acquired prior to January 1, 2020 will continue to be accounted for in our 2020 and subsequent financial statements at amortized cost, net. We will estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable acquired subsequent to January 1, 2020 will be carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables will no longer be deferred. We will reevaluate the fair value of our Fair Value Receivables at the end of each quarter.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the magnitude of the effect the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) signed into law by the President on March 27, 2020, additional avenues of relief will be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (SBA).  Management is currently assessing the availability of assistance under this program.

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2019	2018	from 2018 to 2019
Total interest income	$261,218	$161,168	$100,050
Interest expense	(50,730)	(36,896)	(13,834)
Fees and related income on earning assets:
Fees on credit products	68,639	25,694	42,945
Changes in fair value of loans, interest and fees receivable recorded at fair value	1,251	606	645
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,731	3,589	(1,858)
Other	(474)	103	(577)
Other operating income:
Servicing income	1,786	1,969	(183)
Other income	117,903	39,820	78,083
Gain on repurchase of convertible senior notes	5,127	—	5,127
Equity in income of equity-method investee	1,001	581	420
Total	$407,452	$196,634	$210,818
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	897	549	(348)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	248,383	100,338	(148,045)
Other operating expenses:
Salaries and benefits	26,229	23,430	(2,799)
Card and loan servicing	49,459	37,145	(12,314)
Marketing and solicitation	36,388	12,124	(24,264)
Depreciation	1,137	987	(150)
Other	13,196	18,579	5,383
Net income	26,210	7,612	18,598
Net (income) loss attributable to noncontrolling interests	233	244	(11)
Net income attributable to controlling interests	26,443	7,856	18,587
Net income attributable to controlling interests to common shareholders	25,290	7,856	17,434

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $453.3 million as of December 31, 2018 to $908.4 million as of December 31, 2019. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations throughout 2020. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. As discussed elsewhere in this Report, we have elected the fair value option to account for certain loan receivables associated with our point-of-sale and direct-to-consumer platform that are originated on or after January 1, 2020.  As a result, merchant fees that are charged upon the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period.  Absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable, the earlier recognition of these merchant fees is expected to further increase our period-over-period results in the near term.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable and Variable Interest Entities,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable associated with our point-of-sale and direct-to-consumer platform increased from $366.7 million as of December 31, 2018 to $701.2 million as of December 31, 2019. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We expect increasing levels of direct-to-consumer fee income throughout 2020 as we continue to invest in new credit card receivables. For credit card receivables for which we use fair value accounting (including those that we elected the fair value option for on January 1, 2020), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout the year.  Inversely, we expect our change in fair value of notes payable associated with structured financings for our legacy credit card receivables recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.  Additionally, we expect to recognize certain fee billings (such as annual membership fees) associated with receivables accounted for under fair value as they are billed to the consumer (as opposed to deferred fee recognition), which, absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable, will further increase the expected levels of fee income in the near term.

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

Other income. Included within our other income category are ancillary and interchange revenues. Given recent growth associated with new credit card receivables, we expect ancillary and interchange revenues to grow throughout the year. Also included within our other income category for the year ended December 31, 2019 is $105.9 million associated with reductions in accruals related to one of our portfolios.  The original accrual was based upon our estimate of the amount that may be claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim. As of  December 31, 2019, we had no further reserves associated with this matter.   Included within our other income category for the year ended December 31, 2018, is the receipt of £34 million (approximately $42.9 million) in settlement of previously-disclosed litigation, resulting in income recognition of approximately $36.2 million after adjusting for amounts previously recorded.

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

Net losses upon impairment of loans, interest and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheet. We have experienced a general trending decline in this category as our legacy credit card portfolios diminished.  As discussed above, we expect future trending increases in the third and fourth quarter of 2020 due to our election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020.  These increases will be abated somewhat as we continue to liquidate our historical credit card receivables.  Further. the unknown impacts of COVID-19 could lead to increased variability in our expected charge-offs

Provision for losses on loans, interest and fees receivable recorded at net realizable value. Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the years ended December 31, 2019 and 2018 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans, interest and fees receivable recorded at net realizable value to a lesser degree. Partially offsetting this increase was a reduction in our provision for loan losses for unearned fees and discounts that may be applicable for outstanding loan receivables and which would serve to reduce the financial impact of an eventual charge-off.  See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.  Given the above referenced election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020, and absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will diminish as the underlying receivables that continue to be recorded at net realizable value liquidate.

Total other operating expense. Total other operating expense variances for the year ended December 31, 2019, relative to the year ended December 31, 2018, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs.  We expect some marginal increase in this cost for 2020 when compared to 2019 as we expect our receivables to continue to grow;

•

increases in card and loan servicing expenses in the year ended December 31, 2019 when compared to the year ended December 31, 2018 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables, which grew from $453.3 million outstanding to $908.4 million outstanding at December 31, 2018 and December 31, 2019, respectively, offset by the continued net liquidations in our legacy credit card portfolios, the receivables of which declined from $9.6 million outstanding to $6.4 million outstanding at December 31, 2018 and December 31, 2019, respectively;

•	increases in marketing and solicitation costs for the year ended December 31, 2019 primarily due to volume-related increases in costs attributable to the growth in our direct-to-consumer and (to a lesser extent) retail point-of-sale portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2020 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and
•	slight decreases in other expenses primarily related to realized translation gains and losses recognized during both periods.

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

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer credit card-related operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. Additionally, the above referenced unknown potential impacts related to COVID-19 could result in more variability in these expenses. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then we may experience continuing pressure on our ability to achieve consistent profitability.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. Subject to satisfying certain closing conditions, the subsidiary has the right to issue up to 50.5 million additional units on the same terms. The proceeds from the transaction are being used for general corporate purposes.  We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets.

Income Taxes. We experienced an effective income tax expense rate of 17.5% for the year ended December 31, 2019, compared to a negative effective income tax expense rate of 118.6% for the year ended December 31, 2018. Our  effective income tax expense rate for the year ended December 31, 2019 was below the statutory rate principally as a result of the release of federal valuation allowances. Our negative effective income tax expense rate for the year ended December 31, 2018 was significantly below the statutory rate principally as a result of our settlement during 2018 of an IRS examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years. The settlement resulted in a decrease in our federal tax valuation allowance and net reductions in our accruals of interest on liabilities for uncertain tax positions and unpaid taxes.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  For 2019, we reported a net accrual of income tax-related interest and penalties of $0.1 million within our income tax line item, and, for 2018, we reported a net reversal of income tax-related interest and penalties of $1.2 million within our income tax line item.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million (such $3.7 million remaining unpaid assessment relating to the 2006 year to which we had originally carried back the aforementioned net operating losses). In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon. Subsequently, during the three months ended September 30, 2018, the IRS refunded $0.5 million of our $5.4 million payment, and in 2019, we paid $0.7 million to the IRS to cover the interest on the 2006 income tax liability.  Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for failure-to-pay penalties (and accrued interest thereon) related to this matter. We are pursuing complete abatement of the failure-to-pay penalties of $0.9 million, and once this matter is resolved through either abatement or payment, we expect the IRS to remove the aforementioned lien in due course.

Credit and Other Investments Segment

Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in the point-of-sale, direct-to-consumer personal finance and credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include finance charges, fees and the accretion of merchant fees associated with the point-of-sale receivables or annual fees on our direct-to-consumer receivables.

We record (i) the finance charges, merchant fee accretion and late fees assessed on our Credit and Other Investments segment receivables in the interest income - consumer loans, including past due fees category on our consolidated statements of operations, (ii) the annual, activation, monthly maintenance, returned-check, cash advance and other fees in the fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations (for all credit product receivables other than those for which we have elected the fair value option) and within net losses upon impairment of loans, interest and fees receivable recorded at fair value on our consolidated statements of operations (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of fees and related income on earning assets in our consolidated statements of operations.

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

Managed Receivables

We make various references within our discussion of the Credit and Other Investments segment to our managed receivables. Our managed receivables data includes only the performance of those receivables underlying consolidated subsidiaries and excludes from managed receivables data the performance of receivables held by our equity method investee. As the receivables underlying our equity method investee reflect a small and diminishing portion of our overall receivables base, we do not believe their inclusion or exclusion in the overall results is material. Additionally, we calculate average managed receivables based on the quarter-end balances.

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

A reconciliation of our Loans, interest and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2019				2018
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Loans, interest and fees receivable, gross	6,404	7,070	7,803	8,664	9,575	10,504	13,790	15,557
Fair value adjustment	(2,018)	(2,545)	(2,899)	(3,270)	(3,269)	(3,379)	(5,504)	(6,144)
Loans, interest and fees receivable, at fair value	4,386	4,525	4,904	5,394	6,306	7,125	8,286	9,413

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2019				2018
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$914,828	$776,102	$610,129	$480,928	$462,862	$406,057	$371,331	$337,848
Percent 30 or more days past due	15.3%	12.9%	11.5%	13.7%	13.2%	12.7%	11.8%	12.1%
Percent 60 or more days past due	11.4%	9.2%	8.2%	10.3%	9.5%	9.3%	8.5%	9.1%
Percent 90 or more days past due	8.1%	6.1%	5.8%	7.5%	6.7%	6.4%	5.7%	6.5%
Averaged managed receivables	$845,465	$693,116	$545,529	$471,895	$434,460	$388,694	$354,590	$335,567
Total yield ratio	50.0%	49.7%	47.0%	46.5%	44.3%	43.2%	41.6%	41.0%
Combined gross charge-off ratio	22.4%	17.6%	23.8%	23.6%	21.6%	19.7%	22.4%	24.2%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer (“Direct”) receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2019				2018
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$397,690	$365,652	$308,382	$255,922	$257,772	$238,851	$223,873	$207,231
Percent 30 or more days past due	13.2%	11.6%	10.4%	12.7%	13.6%	13.4%	12.4%	12.6%
Percent 60 or more days past due	9.7%	8.2%	7.3%	9.8%	9.9%	9.8%	8.8%	9.4%
Percent 90 or more days past due	6.8%	5.6%	5.0%	7.2%	7.1%	6.9%	5.8%	6.8%
Average APR	22.1%	22.5%	24.0%	24.8%	25.0%	24.7%	24.8%	24.2%
Receivables purchased during period	$116,327	$133,528	$123,533	$69,120	$80,096	$70,860	$74,391	$60,932

	Direct - At or for the Three Months Ended
	2019				2018
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$510,734	$403,380	$293,944	$216,342	$195,515	$156,702	$133,668	$115,060
Percent 30 or more days past due	17.0%	14.2%	12.8%	15.1%	13.0%	12.1%	11.5%	12.2%
Percent 60 or more days past due	12.8%	10.3%	9.3%	11.2%	9.3%	8.9%	8.5%	9.2%
Percent 90 or more days past due	9.1%	6.7%	6.7%	8.0%	6.4%	6.0%	5.9%	6.4%
Average APR	27.0%	28.2%	28.5%	27.9%	28.1%	27.6%	27.2%	26.9%
Receivables purchased during period	$195,243	$174,026	$123,776	$60,733	$69,585	$48,729	$48,966	$33,747

The following discussion relates to the tables above.

Managed receivables levels. We experienced overall quarterly receivables growth throughout 2019 and 2018 with over $455.1 million in net receivables growth associated with the point-of-sale and direct-to-consumer products offered by our lending partners during 2019. The addition of large point-of-sale retail partners and ongoing purchases of receivables arising in accounts issued by our lending partners to customers of our existing retail partners helped grow our point-of-sale receivables by $139.9 million and $50.9 million in the years ended December 31, 2019 and 2018, respectively. Our direct-to-consumer acquisitions grew by over $315.2 million and $85.7 million, net during the years ended December 31, 2019 and 2018, respectively. While we expect continued quarterly growth in our managed receivables balances for all of our products during 2020 (absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable), this growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale origination platform as well as the timing of solicitations within the direct-to-consumer platform by our lending partner. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.  Our top five retail partnerships accounted for over 50% of the above referenced Retail period-end managed receivables outstanding as of December 31, 2019.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the receivables management strategies we use on our portfolios to manage and, to the extent possible, reduce the higher delinquency rates that can be expected with the younger average age of the newer receivables in our managed portfolio. These management strategies include conservative credit line management and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We measure the success of these efforts by reviewing delinquency rates. These rates exclude receivables that have been charged off.

As we continue to invest in newer point-of-sale and direct-to-consumer receivables, our delinquency rates have increased when compared to the same periods in prior years. This is largely a result of the risk profiles (and corresponding expected returns) for these receivables. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. This trend can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderates, we expect increased overall delinquency rates as the existing receivables mature through their peak charge-off periods. Additionally, absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables which impact our delinquencies. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. Currently, we are experiencing growth in newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer receivables. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Additionally, direct-to-consumer receivables tend to have higher total yields than point-of-sale receivables, so recent accelerated growth in direct-to-consumer receivables has also contributed to the trending higher total yield ratio. Our fourth, third, second and first quarter 2019 total yield ratios exclude the impacts of $37.8 million, $26.7 million, $26.0 million and $15.4 million, respectively, associated with our aforementioned reduction in reserves associated with one of our portfolios. Similarly, our fourth quarter 2018 total yield ratio excludes the impact of $36.2 million associated with a litigation settlement in such quarter.

Absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable, we expect total yield ratios to continue to fluctuate somewhat based on the relative mix of growth in point-of-sale receivables and higher yielding direct-to-consumer credit card receivables.

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

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Our first quarter 2018 combined gross charge-off ratios reflect further significant investments during late 2017 in direct-to-consumer receivables, which reached their peak charge off periods during the fourth quarter of 2017 and first quarter of 2018. Second and third quarter 2018 declines in the gross charge-off ratio are reflective of this as well and are also indicative of some of the seasonal delinquency benefits discussed above. Combined gross charge-off rates for the fourth quarter of 2018 and first quarter of 2019 reflect the expected higher charge-off rates associated with a mix shift to higher yielding products and ongoing testing of new products throughout 2018. The combined gross charge-off ratio in the third quarter of 2019 further reflects the positive impacts of a bulk sale of charged off receivables.  Absent this sale, the combined gross charge-off ratio would have been 18.6%.

The growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect continued elevated charge off rates when compared to historical results, given the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined gross charge-offs, and (3) recent vintages reaching peak charge-off periods. Offsetting these increases will be growth in the underlying receivables base which will serve to mute to a varying degree some of the aforementioned impacts as has been seen in recent quarters. Further impacting our charge-off rates are the timing of solicitations which serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables originated through our point-of-sale platform range from 0% to 36.0%. For direct-to-consumer receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2020 to remain consistent with the average APRs we have experienced over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; or the timing of new customer originations by our lending partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our lending partner and the availability of capital to fund new purchases. Nonetheless, absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable we expect continued growth in the acquisition of these receivables throughout 2020.

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

Collectively, as of December 31, 2019, we served more than 600 dealers through our Auto Finance segment in 35 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2019				2018
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Period-end managed receivables	$89,785	$89,451	$89,490	$90,208	$88,057	$85,338	$83,872	$78,436
Percent 30 or more days past due	15.2%	14.5%	13.3%	11.4%	14.7%	13.3%	10.8%	8.8%
Percent 60 or more days past due	6.2%	5.9%	5.4%	5.3%	5.7%	4.3%	3.6%	3.3%
Percent 90 or more days past due	2.9%	3.1%	2.6%	2.9%	2.5%	1.7%	1.4%	1.6%
Average managed receivables	$89,618	$89,471	$89,849	$89,133	$86,698	$84,605	$81,154	$77,825
Total yield ratio	36.3%	36.4%	36.7%	36.0%	36.1%	37.9%	38.2%	37.9%
Combined gross charge-off ratio	4.0%	2.7%	4.9%	2.7%	2.8%	0.9%	0.5%	2.1%
Recovery ratio	1.3%	1.8%	1.8%	1.3%	0.9%	0.9%	1.0%	1.5%

Managed receivables.  We expect modest growth in the level of our managed receivables for 2020 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. Managed receivable levels have increased in each of the periods of 2019 when compared to the same period in 2018 primarily due to the acquisition of new dealer relationships which has resulted in the ability to purchase higher levels of auto receivables.  We expect this increase in receivables when compared to the same periods in the prior year will continue to result in period over period increases for the coming quarters absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable.

Delinquencies. Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first quarter of 2019 due to seasonal performance improvements. Delinquency levels experienced for the first three quarters of 2018 generally were lower than historical rates largely due to the absence of any significant dealer-related losses (as opposed to individual consumer defaults) that are typical during any given year and which tend to produce larger portfolio level defaults on receivables.  These low delinquencies also contributed to lower combined gross charge-off rates during 2018. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. While we experienced some increase in our delinquency rates in 2019 when compared to the same periods in 2018, we are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined gross charge-off ratio and recovery ratio. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. This is evidenced by the slightly elevated combined gross charge-off rate we experienced during 2019.  We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. Further, given our expectation of some gradual increase in our delinquency rates as discussed above, we expect gross charge-off rates will climb slightly over existing rates although as indicated above, the timing of individual dealer-related losses is difficult to predict. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customers ability to make payments on outstanding loans and fees receivable we could experience variation in these expectations.

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

Combined gross charge-off ratio. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of finance charge, fee and principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations) and the related portion of unamortized fees and discounts, as reflected in Note 2 “Significant Accounting Policies and Consolidated Financial Statement Components—Loans, Interest and Fees Receivable”, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

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

Accordingly, we will continue to focus on (i) containing costs (as opposed to our previous focus on reducing expenses) (ii) adding new retail partners to our platform to continue growth of the point-of-sale receivables (iii) continuing growth in direct-to-consumer credit card receivables and (iv) obtaining the funding necessary to meet capital needs required by the growth of our receivables.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheet.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, facilities that could represent near-term significant refunding or refinancing needs as of December 31, 2019 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring November 1, 2021) that is secured by certain assets of our CAR subsidiary	$39.1
Revolving credit facility (expiring March 31, 2020) that is secured by certain receivables and restricted cash	19.4
Revolving credit facility (expiring July 15, 2021) that is secured by certain receivables and restricted cash	14.6
Revolving credit facility (expiring December 21, 2020) that is secured by certain receivables and restricted cash	8.6
Revolving credit facility (expiring September 19, 2021) that is secured by certain receivables and restricted cash	15.0
Amortizing debt facility (expiring September 30, 2021) that is sescured by certain receivables and restricted cash	10.0
Total	$106.7

Further details concerning the above debt facilities and our convertible senior notes are provided in Note 9, “Notes Payable and Variable Interest Entities,” and Note 10, “Convertible Senior Notes,” to our consolidated financial statements included herein. Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $25.8 million was outstanding as of December 31, 2019) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of December 31, 2019) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The above facilities mature on June 11, 2021 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables. The weighted average interest rate on the securities is 5.76%.

In June 2019, we sold $200.0 million of ABS secured by certain credit card receivables. A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.37%.

In September 2019, we extended the maturity date of the revolving credit facility secured by the financial and operating assets of CAR to November 1, 2021, and, in October 2019, we expanded the borrowing capacity to $55.0 million. All other material terms remain unchanged.

In November 2019, we sold $200.0 million of ABS secured by certain credit card receivables. A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables and the remaining proceeds were available to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.91%.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock (10,000,000 shares authorized, 400,000 shares outstanding) with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement.  Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of a majority of the holders of the Series A Preferred Stock, the Company is required to offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to adjustment in certain circumstances to prevent dilution.

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. Currently, LIBOR is used as a reference rate for certain of our financial instruments. In any event, the majority of our revolving credit facilities mature prior to the expected phase out of LIBOR. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Going forward, we will work with our lenders to use suitable alternative reference rates for our financial instruments. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not expect the impact to be material to the Company.

At December 31, 2019, we had $135.4 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2019 and 2018 are as follows:

•

During the year ended December 31, 2019, we generated $100.0 million of cash flows from operations compared to our generating $42.9 million of cash flows from operations during the year ended December 31, 2018. The increase in cash provided by operating activities was principally related to a deferred payment program started with an unrelated third-party for a significant portion of our marketing expenditures and increases in finance collections associated with growing point-of-sale and direct-to-consumer receivables.  Offsetting this increase was reimbursements received in the second and third quarters of 2018 in respect of one of our portfolios with no corresponding receipt during 2019 as well as the settlement of aforementioned litigation.

•

During the year ended December 31, 2019, we used $433.7 million of cash from our investing activities, compared to use of $134.5 million of cash from investing activities during the year ended December 31, 2018. This increase in cash used is primarily due to significant increases in the level of investments for 2019 in the point-of-sale and direct-to-consumer receivables relative to the same period in 2018 and which we expect to continue to make throughout 2020. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the year ended December 31, 2019, we generated $368.7 million of cash in financing activities, compared to our generating $161.7 million of cash in financing activities during the year ended December 31, 2018. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further, on November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in point-of-sale and direct-to-consumer finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 10, 2018, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2020.  As of December 31, 2019 we were authorized to repurchase a remaining 4,391,318 shares under this share repurchase plan.

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

Revenue Recognition

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Premiums, discounts and merchant fees paid or received associated with a loan are generally deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include:  (1) fees associated with our credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer platform, and our legacy credit card receivables; (2) changes in the fair value of loans, interest and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; (4) revenues associated with rent payments on rental merchandise; and (5) gains or losses associated with our investments in securities.

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customer's accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customer’s account. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2019.

This Annual Report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Delinquent Section 16(a) Reports” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Articles of Incorporation, as amended	May 16, 2017, Form 8-K, exhibit 3.1
3.1(a)	Articles of Amendment Establishing Cumulative Convertible Preferred Stock, Series A	December 30, 2019, Form 8-K, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Description of Common Stock of Atlanticus Holdings Corporation	Filed herewith
4.2	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.3	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1
4.4	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.7
10.3†	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
10.4†	Amended and Restated Employment Agreement for David G. Hanna	December 29, 2008, Form 8-K, exhibit 10.1
10.5†	Employment Agreement for Jeffrey A. Howard	March 28, 2014, Form 10-K, exhibit 10.7
10.6†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.7†	Outside Director Compensation Package	November 14, 2019, Form 10-Q, exhibit 10.1
10.8

Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CCFC Corp. (formerly CompuCredit Funding Corp.), Atlanticus Services Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust

June 25, 2010, Form 8-K/A, exhibit 10.1
10.9	Share Lending Agreement	November 22, 2005, Form 8-K, exhibit 10.1
10.9(a)	Amendment to Share Lending Agreement	March 6, 2012, Form 10-K, exhibit 10.12(a)
10.10	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.11	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1
10.11(a)*	Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated June 11, 2018	Filed herewith
10.11(b)*	First Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated November 16, 2018	Filed herewith
10.11(c)*	Second Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated September 20, 2019	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.11(d)	Third Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated November 13, 2019	Filed herewith
10.11(e)*	Fourth Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated January 23, 2020	Filed herewith
10.11(f)*	Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated November 16, 2018	Filed herewith
10.11(g)*	First Amendment to the Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated October 9, 2019	Filed herewith
10.11(h)	Second Amendment to the Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated November 13, 2019	Filed herewith
10.11(i)*	Third Amendment to Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated January 23, 2020	Filed herewith
10.11(j)*

Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust

May 15, 2017, Form 10-Q, exhibit 10.1(b)
10.11(k)*	First Amendment to Purchase Agreement, dated June 11, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	Filed herewith
10.11(l)*	Second Amendment to Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	Filed herewith
10.11(m)	Third Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	Filed herewith
10.11(n)*	Fourth Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	Filed herewith
10.11(o)*	Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	Filed herewith
10.11(p)	First Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	Filed herewith
10.11(q)*	Second Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	Filed herewith
10.11(r)*	Series 2019-One Indenture Supplement for Perimeter Master Note Business Trust, dated June 12, 2019	Filed herewith
10.11(s)*	Series 2019-Two Indenture Supplement for Perimeter Master Note Business Trust, dated November 26, 2019	Filed herewith
10.11(t)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.11(u)	First Amendment to Trust Agreement, dated June 11, 2018, between Perimeter Funding Corporation and Wilmington Trust, National Association	Filed herewith
10.12	Master Indenture for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018, among Fortiva Retail Credit Master Note Business Trust, U.S. Bank National Association and Access Financing, LLC	March 27, 2019, Form 10-K, exhibit 10.12
10.12(a)*	Series 2018-One Indenture Supplement for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018	March 27, 2019, Form 10-K, exhibit 10.12(a)
10.12(b)	Amended and Restated Trust Agreement, dated November 9, 2018, between FRC Funding Corporation and Wilmington Trust, National Association	March 27, 2019, Form 10-K, exhibit 10.12(b)
10.13	Loan and Security Agreement, dated November 26, 2014, by and among Atlanticus Holdings Corporation, Certain Subsidiaries Named Therein, and Dove Ventures, LLC	March 6, 2015, Form 10-K, exhibit 10.15
10.13(a)	First Amendment to Loan and Security Agreement, dated November 23, 2015	March 30, 2016, Form 10-K, exhibit 10.14(a)
10.13(b)	Second Amendment to Loan and Security Agreement, dated November 22, 2016	March 31, 2017, Form 10-K, exhibit 10.14(b)
10.13(c)	Third Amendment to Loan and Security Agreement, dated November 22, 2017	April 2, 2018, Form 10-K, exhibit 10.14(c)
10.13(d)	Fourth Amendment to Loan and Security Agreement, dated June 5, 2018	August 14, 2018, Form 10-Q, exhibit 10.2
10.13(e)	Fifth Amendment to Loan and Security Agreement, dated October 22, 2018	March 27, 2019, Form 10-K, exhibit 10.13(e)
10.13(f)	Sixth Amendment to Loan and Security Agreement, dated November 21, 2018	March 27, 2019, Form 10-K, exhibit 10.13(f)
10.13(g)	Seventh Amendment to Loan and Security Agreement, dated November 5, 2019	Filed herewith
10.13(h)	Eighth Amendment to Loan and Security Agreement, dated November 19, 2019	Filed herewith
10.13(i)	Ninth Amendment to Loan and Security Agreement, dated December 20, 2019	Filed herewith
10.13(j)	Payoff Letter, dated December 27, 2019, between Dove Ventures, LLC and Atlanticus Holdings Corporation	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.14	Program Management Agreement, dated April 1, 2017, between Mid America Bank & Trust Company and Atlanticus Services Corporation	May 14, 2019, Form 10-Q, exhibit 10.2
10.14(a)*	Amended and Restated Receivable Sales Agreement, dated April 1, 2017, between Mid America Bank & Trust Company and Fortiva Funding, LLC	May 14, 2019, Form 10-Q, exhibit 10.2(a)
10.14(b)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Atlanticus Services Corporation and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(b)
10.14(c)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Fortiva Funding, LLC and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(c)
10.15*	Amended and Restated Operating Agreement of Access Financial Holdings, LLC, dated November 14, 2019	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.
(1)

Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

*	Certain portions of this document have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 30, 2020.

Atlanticus Holdings Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David G. Hanna David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2020

/s/William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 30, 2020

/s/Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2020

/s/Jeffrey A. Howard Jeffrey A. Howard	Director	March 30, 2020

/s/Deal W. Hudson Deal W. Hudson	Director	March 30, 2020

/s/Mack F. Mattingly Mack F. Mattingly	Director	March 30, 2020

/s/Thomas G. Rosencrants Thomas G. Rosencrants	Director	March 30, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 30, 2020

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	December 31,
	2019	2018

Assets
Unrestricted cash and cash equivalents (including $78.7 million and $16.8 million associated with variable interest entities at December 31, 2019 and December 31, 2018, respectively)	$135,379	$60,968
Restricted cash and cash equivalents (including $25.9 million and $61.0 million associated with variable interest entities at December 31, 2019 and December 31, 2018, respectively)	41,015	80,786
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $3.9 million and $5.7 million associated with variable interest entities at December 31, 2019 and December 31, 2018, respectively)	4,386	6,306
Loans, interest and fees receivable, gross (including $857.2 million and $403.4 million associated with variable interest entities at December 31, 2019 and December 31, 2018, respectively)	998,209	541,344
Allowances for uncollectible loans, interest and fees receivable (including $168.8 million and $57.4 million associated with variable interest entities at December 31, 2019 and December 31, 2018, respectively)	(186,329)	(79,211)
Deferred revenue (including $40.7 million and $13.2 million associated with variable interest entities at December 31, 2019 and December 31, 2018, respectively)	(90,307)	(43,897)
Net loans, interest and fees receivable	725,959	424,542
Property at cost, net of depreciation	2,738	3,625
Investments in equity-method investee	1,957	2,476
Deposits	104	124
Operating lease right-of-use assets	14,091	—
Prepaid expenses and other assets	15,023	10,087
Total assets	$936,266	$582,608
Liabilities
Accounts payable and accrued expenses	$41,617	$105,765
Operating lease liabilities	22,259	—
Notes payable, at face value (including $701.1 million and $366.7 million associated with variable interest entities at December 31, 2019 and December 31, 2018, respectively)	749,209	390,927
Notes payable to related parties	—	40,000
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	3,920	5,651
Convertible senior notes	24,091	62,142
Income tax liability	5,785	252
Total liabilities	846,881	604,737

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at December 31, 2019 (liquidation preference - $40.0 million); 0 shares issued and outstanding at December 31, 2018 (Note 4)	40,000	—
Class B preferred units issued to noncontrolling interests (Note 4)	49,050	—

Shareholders' Equity
Common stock, no par value, 150,000,000 shares authorized: 15,885,314 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2019; and 15,563,574 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2018	—	—
Paid-in capital	212,692	213,435
Accumulated other comprehensive income	—	3,558
Retained deficit	(211,786)	(238,784)
Total shareholders’ equity (deficit)	906	(21,791)
Noncontrolling interests	(571)	(338)
Total equity (deficit)	335	(22,129)
Total liabilities, preferred stock and shareholders' equity (deficit)	$936,266	$582,608

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018
Interest income:
Consumer loans, including past due fees	$260,832	$160,968
Other	386	200
Total interest income	261,218	161,168
Interest expense	(50,730)	(36,896)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	210,488	124,272
Fees and related income on earning assets	71,147	29,992
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	(897)	(549)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(248,383)	(100,338)
Net interest income, fees and related income on earning assets	32,355	53,377
Other operating income:
Servicing income	1,786	1,969
Other income	117,903	39,820
Gain on repurchase of convertible senior notes	5,127	-
Equity in income of equity-method investee	1,001	581
Total other operating income	125,817	42,370
Other operating expense:
Salaries and benefits	26,229	23,430
Card and loan servicing	49,459	37,145
Marketing and solicitation	36,388	12,124
Depreciation	1,137	987
Other	13,196	18,579
Total other operating expense	126,409	92,265
Income before income taxes	31,763	3,482
Income tax (expense) benefit	(5,553)	4,130
Net income	26,210	7,612
Net loss attributable to noncontrolling interests	233	244
Net income attributable to controlling interests	$26,443	$7,856
Preferred dividends	$(1,153)	$-
Net income attributable to common shareholders	$25,290	$7,856
Net income attributable to common shareholders per common share—basic	$1.74	$0.56
Net income attributable to common shareholders per common share—diluted	$1.66	$0.56

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Year Ended December 31,
	2019	2018
Net income	$26,210	$7,612
Other comprehensive income (loss):
Foreign currency translation adjustment	2,282	5,774
Reclassifications of foreign currency translation gains to Other operating expense on the consolidated statements of operations	(5,840)	(38)
Income tax expense related to other comprehensive income	—	—
Comprehensive income	22,652	13,348
Comprehensive loss attributable to noncontrolling interests	233	244
Comprehensive income attributable to controlling interests	$22,885	$13,592
Comprehensive income attributable to controlling interests to common shareholders	$21,732	$13,592

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)	Temporary Equity Associated with Noncontrolling Interests	Series A Preferred Stock
Balance at December 31, 2017	15,291,884	$—	$212,785	$(2,178)	$(246,640)	$(94)	$(36,127)	$—	$—
Stock options exercises and proceeds related thereto	20,300	—	50	—	—	—	50	—	—
Compensatory stock issuances, net of forfeitures	533,177	—	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	1,323	—	—	—	1,323	—	—
Redemption and retirement of shares	(281,787)	—	(723)	—	—	—	(723)	—	—
Comprehensive income (loss)	—	—	—	5,736	7,856	(244)	13,348		—
Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)	$—	$—
Cumulative effects from adoption of new lease standard (Note 2)	—	—	—	—	555	—	555	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	(50)	—	—	—	(50)	50	—
Preferred dividends	—	—	(1,103)	—	—	—	(1,103)	—	—
Stock option exercises and proceeds related thereto	469,701	—	1,215	—	—	—	1,215	—	—
Compensatory stock issuances, net of forfeitures	209,500	—	—	—	—	—	—	—	—
Contributions by preferred shareholders	—	—	—	—	—	—	—	50,500	40,000
Costs associated with contributions by preferred shareholders	—	—	—	—	—	—	—	(1,500)	—
Deferred stock-based compensation costs	—	—	1,712	—	—	—	1,712	—	—
Redemption and retirement of shares	(357,461)	—	(2,517)	—	—	—	(2,517)	—	—
Comprehensive income (loss)	—	—	—	(3,558)	26,443	(233)	22,652	—	—
Balance at December 31, 2019	15,885,314	$—	$212,692	$—	$(211,786)	$(571)	$335	$49,050	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2019	2018
Operating activities
Net income	$26,210	$7,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	7,693	987
Losses upon impairment of loans, interest and fees receivable recorded at fair value	897	549
Provision for losses on loans, interest and fees receivable	248,383	100,338
Interest expense from accretion of discount on notes	818	890
Income from accretion of merchant fees and discount associated with receivables purchases	(116,252)	(75,517)
Unrealized gain on loans, interest and fees receivable and underlying notes payable held at fair value	(2,982)	(4,195)
Amortization of deferred loan costs	3,518	2,128
Income from equity-method investments	(1,001)	(581)
Gain on repurchase of convertible senior notes	(5,127)	—
Deferred stock-based compensation costs	1,712	1,323
Lease liability payments	(10,080)	—
Changes in assets and liabilities:
Decrease (increase) in uncollected fees on earning assets	1,765	(8,754)
Increase (decrease) in income tax liability	5,533	(8,880)
Decrease in deposits	20	126
(Decrease) increase in accounts payable and accrued expenses	(52,720)	(5,411)
Other	(8,424)	32,241
Net cash provided by operating activities	99,963	42,856

Investing activities
Proceeds from equity-method investee	1,520	2,349
Investments in earning assets	(1,098,764)	(607,981)
Proceeds from earning assets	663,805	472,497
Purchases and development of property, net of disposals	(250)	(1,383)
Net cash used in investing activities	(433,689)	(134,518)

Financing activities
Noncontrolling interests contributions	50,500	—
Issuance costs for nonontrolling interests	(1,500)	—
Proceeds from issuance of preferred stock	40,000	—
Proceeds from exercise of stock options	1,215	50
Purchase and retirement of outstanding stock	(2,517)	(723)
Proceeds from borrowings	873,340	632,043
Repayment of borrowings	(592,318)	(469,623)
Net cash provided by financing activities	368,720	161,747
Effect of exchange rate changes on cash	(354)	1,011
Net increase in cash and cash equivalents	34,640	71,096
Cash and cash equivalents and restricted cash at beginning of period	141,754	70,658
Cash and cash equivalents and restricted cash at end of period	$176,394	$141,754
Supplemental cash flow information
Cash paid for interest	$46,302	$33,467
Net cash income tax payments	$20	$4,750

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partner to originate consumer loans through multiple channels, including retail point-of-sale, direct mail solicitation, digital marketing and through partner relationships. In the retail credit (the “point-of-sale” operations) channel, we partner with retailers and service providers in various industries across the United States (“U.S.”) to enable them to provide credit to their customers for the purchase of goods and services. These services of our lending partners are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second look” credit service in various market segments across the U.S. Additionally, we support lenders who market general purpose credit cards directly to consumers (collectively, the “direct-to-consumer” operations) through additional channels enabling them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail solicitation, digital marketing and partnerships with third parties. Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties.

Additionally, we report within our Credit and Other Investments segment: 1) the servicing income from our legacy credit card receivables, 2) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and 3) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events.

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

Restricted Cash

Restricted cash as of December 31, 2019 and 2018 includes certain collections on loans, interest and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

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

Loans, Interest and Fees Receivable. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) our U.S. point-of-sale and direct-to-consumer financing and other credit products platform within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title. We purchased loans with outstanding principal of $182.9 million and $179.4 million for the years ended December 31, 2019 and 2018, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and unearned fees (or “deferred revenue”) for our loans, interest and fees receivable (i.e., as opposed to those carried at fair value). Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. While each of these categories has unique features, they share many of the same credit risk characteristics and thus share a similar approach to the establishment of an allowance for loan losses. Each portfolio segment is divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. For our Auto Finance segment we may further reduce the expected charge-off, taking into consideration specific dealer level reserves which may allow us to offset our losses and, in the case of secured loans, the impact of collateral available to offset a potential loss. Conversely, for receivables in our Credit and Other Investments segment, which generally do not have a secured interest in collateral, we look to reserve for the gross expected exposure to charge-offs.

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

Certain of our loans, interest and fees receivable also contain components of deferred revenue including merchant fees on the purchases of receivables for our point-of-sale receivables and annual fee billings for our direct-to-consumer credit card receivables. Our point-of-sale and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees and loan discounts. Additionally, many of our direct-to-consumer credit card receivables have an annual membership fee that is billed to the consumer on card activation and for each anniversary of that date thereafter. As of December 31, 2019 and December 31, 2018, the weighted average remaining accretion period for the $90.3 million and $43.9 million of deferred revenue reflected in the consolidated balance sheets was 11 months. Included within deferred revenue, are merchant fees and discounts on purchased loans of $48.1 million and $30.0 million as of December 31, 2019 and December 31, 2018, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Year ended December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)
Provision for loan losses	(161.5)	(3.5)	(83.4)	(248.4)
Charge offs	80.2	4.6	68.1	152.9
Recoveries	(4.6)	(1.4)	(5.6)	(11.6)
Balance at end of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.4)	$(0.1)	$(0.5)
Balance at end of period collectively evaluated for impairment	$(121.3)	$(1.2)	$(63.3)	$(185.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.1	$0.1	$2.2
Loans, interest and fees receivable collectively evaluated for impairment	$509.2	$87.7	$399.1	$996.0

For the Year ended December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(18.2)	$(2.3)	$(42.5)	$(63.0)
Provision for loan losses	(46.6)	(0.3)	(53.4)	(100.3)
Charge offs	29.9	2.2	58.2	90.3
Recoveries	(0.5)	(0.9)	(4.8)	(6.2)
Balance at end of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)

As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.2)	$(0.1)	$(0.3)
Balance at end of period collectively evaluated for impairment	$(35.4)	$(1.1)	$(42.4)	$(78.9)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$0.1	$0.5
Loans, interest and fees receivable collectively evaluated for impairment	$188.6	$87.7	$264.5	$540.8

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

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of December 31, 2019 and December 31, 2018 is as follows:

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$21.7	$8.1	$14.0	$43.8
60-89 days past due	18.5	3.0	11.5	33.0
90 or more days past due	46.6	2.6	27.2	76.4
Delinquent loans, interest and fees receivable, gross	86.8	13.7	52.7	153.2
Current loans, interest and fees receivable, gross	422.4	76.1	346.5	845.0
Total loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.9	$—	$1.9

As of December 31, 2018	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.1	$7.9	$9.7	$24.7
60-89 days past due	5.3	2.8	7.6	15.7
90 or more days past due	12.3	2.2	18.5	33.0
Delinquent loans, interest and fees receivable, gross	24.7	12.9	35.8	73.4
Current loans, interest and fees receivable, gross	163.9	75.2	228.8	467.9
Total loans, interest and fees receivable, gross	$188.6	$88.1	$264.6	$541.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

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

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of December 31, 2019 and December 31, 2018:

	As of
	December 31, 2019		December 31, 2018
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	10,682	14,553	6,095	3,584
Number of TDRs that have been re-aged	2,788	2,854	2,759	1,111
Amount of TDRs on non-accrual status (in thousands)	$14,468	$13,037	$4,885	$1,942
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$5,118	$3,104	$3,782	$955
Carrying value of TDRs (in thousands)	$8,864	$7,312	$3,333	$1,363
TDRs - Performing (carrying value, in thousands)*	$6,754	$6,106	$2,525	$1,191
TDRs - Nonperforming (carrying value, in thousands)*	$2,110	$1,206	$808	$172

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

Given that the above TDRs have a high reserve rate prior to modification as TDRs, we do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 31,409 and 21,997 accounts in the amount of $43.3 million and $33.2 million during the twelve month periods ended December 31, 2019 and December 31, 2018, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	December 31, 2019		December 31, 2018
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	2,835	3,339	6,903	5,415
Loan balance at time of charge off (in thousands)	$4,397	$3,545	$9,634	$4,963

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

We periodically review our property to determine if it is impaired. We incurred no impairment costs in 2019 and no impairment costs in 2018.

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

Revenue Recognition and Revenue from Contracts with Customers

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Premiums, discounts and merchant fees paid or received associated with an installment or auto loan are generally deferred and amortized over the average life of the related loans using the effective interest method. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include: (1) fees associated with the credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer platform, and our legacy credit card receivables; (2) changes in the fair value of loans, interest and fees receivable recorded at fair value; (3) changes in fair value of notes payable associated with structured financings recorded at fair value; and (4) gains or losses associated with our investments in securities.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	Year Ended December 31,
	2019	2018
Fees on credit products	$68,639	$25,694
Changes in fair value of loans, interest and fees receivable recorded at fair value	1,251	606
Changes in fair value of notes payable associated with structured financings recorded at fair value	1,731	3,589
Other	(474)	103
Total fees and related income on earning assets	$71,147	$29,992

The above changes in the fair value of loans, interest and fees receivable recorded at fair value category exclude the impact of current period charge offs associated with these receivables which are separately stated in Net losses upon impairment of loans, interest and fees receivable recorded at fair value on our consolidated statements of operations. See Note 6, “Fair Values of Assets and Liabilities,” for further discussion of these receivables and their effects on our consolidated statements of operations.

Other income

Other income includes revenues associated with ancillary product offerings and interchange revenues.  We recognize these fees as income in the period earned. Included in Other income for 2019 is $105.9 million associated with reductions in accruals related to one of our portfolios. The accrual was based upon our estimate of the amount that may be claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims. The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim. As of  December 31, 2019, we had no reserves associated with this matter. For 2018, Other income also includes the receipt of £34 million (approximately $42.9 million) in settlement of litigation, resulting in income recognition of approximately $36.2 million after adjusting for amounts previously recorded.

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

	Credit and
For the Year ended December 31, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$8,495	$—	$8,495
Servicing income	857	929	1,786
Service charges and other customer related fees	3,407	66	3,473
Total revenue from contracts with customers	$12,759	$995	$13,754

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Year ended December 31, 2018	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,881	$—	$2,881
Servicing income	947	1,022	1,969
Service charges and other customer related fees	637	69	706
Total revenue from contracts with customers	$4,465	$1,091	$5,556

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10 and 2019-11) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019 the FASB issued ASU 2019-05 which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 (and ASU 2019-05) was initially effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The FASB recently delayed the effective date of this standard until annual and interim periods beginning after December 15, 2022 for non-accelerated and smaller reporting company filers, with early adoption permitted for smaller reporting companies (among others). We are currently in the process of reviewing accounting interpretations, including the recently added fair value option, expected data requirements and necessary changes to our loss estimation methods, processes and systems. This standard is expected to result in an increase to our allowance for loan losses (unless the fair value option is elected) given the change to expected losses for the estimated life of the financial asset. If the fair value option is elected for some or all of our eligible receivables, we would expect an increase in the recorded value of the assets but more potential volatility as these receivables are remeasured each period. The extent of the financial statement impact will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

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

Upon adoption, we recognized additional lease liabilities of $30.2 million and a corresponding right-of-use asset of $18.6 million with a $0.6 million cumulative effect on our opening retained deficit. The impact of our status as a lessor in the sublease arrangements we maintain did not result in a material change upon adoption. See Note 8, "Leases" for additional disclosure.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after December 31, 2019, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than the development described below.

As of January 1, 2020, we have elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that were originated on or after January 1, 2020 (the "Fair Value Receivables"). We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables acquired prior to January 1, 2020 will continue to be accounted for in our 2020 and subsequent financial statements at amortized cost, net. We will estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable acquired subsequent to January 1, 2020 will be carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables will no longer be deferred. We will reevaluate the fair value of our Fair Value Receivables at the end of each quarter.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the magnitude of the effect the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) signed into law by the President on March 27, 2020, additional avenues of relief will be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (SBA).  Management is currently assessing the availability of assistance under this program.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both December 31, 2019 and December 31, 2018, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the years ended December 31, 2019 and 2018 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Year ended December 31, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$229,388	$31,444	$260,832
Other	386	—	386
Total interest income	229,774	31,444	261,218
Interest expense	(49,065)	(1,665)	(50,730)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$180,709	$29,779	$210,488
Fees and related income on earning assets	$70,984	$163	$71,147
Servicing income	$857	$929	$1,786
Gain on repurchase of convertible senior notes	$5,127	$—	$5,127
Equity in income of equity-method investee	$1,001	$—	$1,001
Income before income taxes	$25,005	$6,758	$31,763
Income tax expense	$(3,830)	$(1,723)	$(5,553)
Total assets	$856,354	$79,912	$936,266

Year ended December 31, 2018	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$131,096	$29,872	$160,968
Other	200	—	200
Total interest income	131,296	29,872	161,168
Interest expense	(35,564)	(1,332)	(36,896)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$95,732	$28,540	$124,272
Fees and related income on earning assets	$29,912	$80	$29,992
Servicing income	$947	$1,022	$1,969
Equity in income of equity-method investee	$581	$—	$581
(Loss) income before income taxes	$(6,767)	$10,249	$3,482
Income tax benefit (expense)	$6,345	$(2,215)	$4,130
Total assets	$507,232	$75,376	$582,608

4.	Shareholders’ Equity and Preferred Stock

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares (10,000,000 shares authorized, 400,000 shares outstanding) of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement.  Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of a majority of the holders of the Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets.

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

During the years ended December 31, 2019 and 2018, we repurchased and contemporaneously retired 357,461 and 281,787 shares of our common stock at an aggregate cost of $2,517,000 and $723,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at December 31, 2019 and December 31, 2018, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. Subject to satisfying certain closing conditions, the subsidiary has the right to issue up to 50.5 million additional units on the same terms. The proceeds from the transaction will be used for general corporate purposes.  We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at December 31, 2019 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	December 31, 2019	December 31, 2018
Loans, interest and fees receivables, at fair value	$2,757	$3,546
Total assets	$2,922	$3,732
Total liabilities	$13	$18
Members’ capital	$2,909	$3,714

	Year ended December 31,
	2019	2018
Net interest income (loss), fees and related income on earning assets	$1,505	$875
Net income	$1,318	$613
Net income attributable to investee	$1,001	$581

6.	Fair Values of Assets and Liabilities

We elected the fair value option with respect to our investments in equity securities, included in other assets, as well as our credit card loans, interest and fees receivable portfolios, the retained interests in which we historically recorded at fair value under securitization structures that were off balance sheet prior to accounting rules changes requiring their consolidation into our financial statements. The legal structure qualifies as a VIE but is consolidated as the Company is the primary beneficiary.  With respect to our equity securities, we decided to carry these assets at fair value due to our intent to invest and redeem these investments with expected frequency. For our credit card loans, interest and fees receivable portfolios underlying our formerly off-balance-sheet securitization structures, we elected the fair value option because, at the time of election, in contrast to substantially all of our other assets, we had significant experiences in determining the fair value of these assets in connection with our historical fair value accounting for our retained interests in their associated securitization structures. Because we elected to account for the credit card receivables underlying our formerly off-balance-sheet securitization structures at fair value, accounting rules require that we account for the notes payable issued by such securitization structures at fair value as well. For our other credit card receivables that have never been owned by our formerly off-balance-sheet securitization structures, we have not elected the fair value option, and we record such receivables at net realizable value within loans, interest and fees receivable, net on our consolidated balance sheets. As of January 1, 2020, we have elected the fair value option to account for certain additional loan receivables associated with our point-of-sale and direct-to-consumer platform that were originated on or after January 1, 2020.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2019 and December 31, 2018 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2019 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$781,208	$721,573
Loans, interest and fees receivable, at fair value	$—	$—	$4,386	$4,386

Assets – As of December 31, 2018 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$470,496	$418,236
Loans, interest and fees receivable, at fair value	$—	$—	$6,306	$6,306

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2019 and 2018:

	Loans, Interest and Fees Receivables, at Fair Value
	2019	2018
Balance at January 1,	$6,306	$11,109
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	1,251	606
Settlements	(3,171)	(5,395)
Impact of foreign currency translation	—	(14)
Balance at December 31,	$4,386	$6,306

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2019 and December 31, 2018:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$4,386	Discounted cash flows	Gross yield	27.5% to 59.4% (31.0%)
			Principal payment rate	2.2% to 5.5% (2.6%)
			Expected credit loss rate	10.5% to 39.4% (13.7%)
			Servicing rate	11.3% to 16.9% (11.9%)
			Discount rate	14.3% to 14.3% (14.3%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$6,306	Discounted cash flows	Gross yield	25.8% to 30.8% (26.4%)
			Principal payment rate	2.2% to 3.0% (2.3%)
			Expected credit loss rate	8.7% to 11.3% (9.0%)
			Servicing rate	14.9% to 19.5% (15.5%)
			Discount rate	14.9% to 14.9% (14.9%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2019 and December 31, 2018 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$720,687	$720,687
Amortizing debt facilities	$—	$—	$28,522	$28,522
Notes payable to related parties	$—	$—	$—	$—
Convertible senior notes	$—	$16,920	$—	$24,091
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$3,920	$3,920

Liabilities – As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$389,707	$389,707
Amortizing debt facilities	$—	$—	$1,220	$1,220
Notes payable to related parties	$—	$—	$40,000	$40,000
Convertible senior notes	$—	$47,230	$—	$62,142
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$5,651	$5,651

For our notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our 5.875% convertible senior notes due 2035 (“5.875% convertible senior notes”), we assess fair value based upon the most recent trade data available from third-party providers. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 9, “Notes Payable and Variable Interest Entities,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2019 and 2018.

	Notes Payable Associated with Structured Financings, at Fair Value
	2019	2018
Balance at January 1,	$5,651	$9,240
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,731)	(3,589)
Repayments on outstanding notes payable, net	—	—
Balance at December 31,	$3,920	$5,651

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2019 and December 31, 2018:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,920	Discounted cash flows	Gross yield	27.5%
			Principal payment rate	2.2%
			Expected credit loss rate	10.5%
			Discount rate	14.3%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2018 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$5,651	Discounted cash flows	Gross yield	25.8%
			Principal payment rate	2.2%
			Expected credit loss rate	8.7%
			Discount rate	14.9%

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2019 and December 31, 2018 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2019	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$644	$5,280
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$466	$3,920
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$8
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$28	$185

As of December 31, 2018	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance within loans, interest and fees receivable that are reported at fair value	$1,160	$7,708
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$655	$5,651
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$7
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$35	$224

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2019	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2018
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$3,920	$5,651

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2019	2018
Software	$3,543	$3,467
Furniture and fixtures	6,431	6,307
Data processing and telephone equipment	7,675	7,625
Leasehold improvements	10,570	10,570
Other	1,156	1,156
Total cost	29,375	29,125
Less accumulated depreciation	(26,637)	(25,500)
Property, net	$2,738	$3,625

Depreciation expense totaled $1.1 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

8.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense associated with these operating leases was $1.7 million in 2019 and $1.7 million in 2018, net of sublease income of $5.1 million and $5.1 million for the years ended December 31, 2019 and 2018, respectively.  During the fourth quarter of 2006, we entered into a 15-year lease for 335,372 square feet in Atlanta, Georgia (net of space which was surrendered to the landlord through our exercise of a termination option and therefore not included in the computed impact of adoption), 254,710 square feet of which we have subleased, and the remainder of which houses our corporate offices. In connection with this lease, we received a $21.2 million construction allowance for the build-out of our corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. The terms of the sublease arrangements generally coincide with the underlying lease.

The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows:

	For the Year ended December 31,
	2019	2018
Operating lease cost, gross	$6,875	$6,758
Sublease income	(5,133)	(5,080)
Net Operating lease cost	$1,742	$1,678
Cash paid under operating leases, gross	$10,080	$9,913

Weighted average remaining lease term - months	29
Weighted average discount rate	6.9%

As of December 31, 2019, maturities of lease liabilities were as follows:

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2020	$10,213	$(7,115)	$3,098
2021	10,221	(7,315)	2,906
2022	4,407	(3,112)	1,295
2023	126	—	126
2024	30	—	30
Thereafter	—	—	—
Total lease payments	24,997	(17,542)	7,455
Less imputed interest	(2,738)
Total	$22,259

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2019, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable and Variable Interest Entities

The Company contributes certain receivables to VIEs.  These entities are sometimes established to facilitate third party financing. When assets are contributed to the VIE, they serve as collateral for the debt securities issued by the VIE. The evaluation of whether the entity qualifies as a VIE is based upon the sufficiency of the equity at risk in the legal entity. This evaluation is generally a function of the level of excess collateral in the legal entity. We consolidate VIEs when we hold a variable interest and are the primary beneficiary. We are the primary beneficiary when we have the power to direct activities that most significantly affect the economic performance and have the obligation to absorb the majority of the losses or benefits. In certain circumstances we guarantee the performance of the underlying debt or agree to contribute additional collateral when necessary.  When collateral is pledged it is not available for the general use of the Company and can only be used to satisfy the related debt obligation. The results of operations and financial position of consolidated VIEs are included in our consolidated financial statements.

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	December 31, 2019	December 31, 2018
Unrestricted cash and cash equivalents	$78.7	$16.8
Restricted cash and cash equivalents	$25.9	$61.0
Loans, interest and fees receivable, at fair value	$3.9	$5.7
Loans, interest and fees receivable, gross	$857.2	$403.4
Allowances for uncollectible loans, interest and fees receivable	$(168.8)	$(57.4)
Deferred revenue	$(40.7)	$(13.2)
Total Assets held by VIEs	$756.2	$416.3
Notes Payable, at face value held by VIEs	$701.1	$366.7
Notes Payable, at fair value held by VIEs	$3.9	$5.7
Maximum exposure to loss due to involvement with VIEs	$654.3	$438.5

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2019 and December 31, 2018, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2019 and December 31, 2018, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2019 and December 31, 2018.

	Carrying Amounts at Fair Value as of
	December 31, 2019	December 31, 2018
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of December 31, 2019 ($101.3 million as of December 31, 2018) bearing interest at a weighted average 6.9% interest rate, based upon LIBOR, at December 31, 2019 (7.5% at December 31, 2018), which is secured by credit card receivables and restricted cash aggregating $3.9 million as of December 31, 2019 ($5.7 million as of December 31, 2018) in carrying amount	$3.9	$5.7

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $3.9 million in fair value of the structured financing facility indicated in the above table is $3.9 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at December 31, 2019.

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

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of December 31, 2019 and December 31, 2018 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2019	December 31, 2018

Revolving credit facilities at a weighted average interest rate equal to 6.0% at December 31, 2019 (7.6% at December 31, 2018) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $740.4 million as of December 31, 2019 ($468.8 million at December 31, 2018)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2021) (1) (2) (3)	$39.1	$30.0
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2022) (2) (3) (4) (5)	40.5	49.9
Revolving credit facility, not to exceed $20.0 million (expiring March 31, 2020) (2) (4) (5)	19.4	—
Revolving credit facility, not to exceed $70.0 million (expiring February 8, 2022) (3) (4) (5) (6)	25.8	61.0
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2021) (3) (4) (5) (6)	—	80.5
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2021) (2) (4) (5)	14.6	—
Revolving credit facility, not to exceed $100.0 million (expiring November 16, 2020) (3) (4) (5) (6)	—	8.0
Revolving credit facility, not to exceed $167.3 million (expiring November 15, 2023) (3) (4) (5) (6)	167.3	167.3
Revolving credit facility, not to exceed $200.0 million (expiring December 15, 2022) (3) (4) (5) (6)	200.0	—
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	—
Revolving credit facility, not to exceed $15.0 million (expiring December 21, 2020) (2) (3) (4) (5)	8.6	—
Revolving credit facility, not to exceed $50.0 million (expiring September 19, 2021) (2) (3) (4) (5)	15.0	—
Other facilities
Other secured debt (expiring September 8, 2023) that is secured by certain assets of the Company with an annual rate equal to 5.5%	1.2	1.2
Unsecured term debt (expiring August 26, 2024) with an annual rate equal to 8.0% (3)	17.4	—
Amortizing debt facility (expiring September 30, 2021) with an annual rate equal to 6.2% (2) (3) (4) (5)	10.0	—
Senior secured term loan to related parties (paid-off on December 27, 2019) that was secured by certain assets of the Company with an annual rate equal to 9.0% (3)	—	40.0
Total notes payable before unamortized debt issuance costs and discounts	758.9	437.9
Unamortized debt issuance costs and discounts	(9.7)	(7.0)
Total notes payable outstanding	$749.2	$430.9

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with variable interest entities.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of December 31, 2019, the LIBOR rate was 1.75% and the prime rate was 4.75%.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provides for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares (aggregate initial liquidation preference of $40 million) of its Series A Preferred Stock in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. See Note 4 "Shareholders' Equity and Preferred Stock" for additional information. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $40.5 million was drawn as of December 31, 2019). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2022 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus who is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $39.1 million was drawn as of December 31, 2019). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of December 31, 2019, the borrowing limit was $55.0 million and the maturity was November 1, 2021. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with a $20.0 million revolving borrowing limit available to the extent of outstanding eligible principal receivables (of which $19.4 million was drawn as of December 31, 2019). The facility matures on March 31, 2020 and is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 5.0%. The note is guaranteed by Atlanticus.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $25.8 million was outstanding as of December 31, 2019) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $8.6 million was drawn as of December 31, 2019). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on December 21, 2020 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of December 31, 2019) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The facilities mature on June 11, 2021 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In September 2018, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $15.0 million was drawn as of December 31, 2019). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 6.5%. The loan is subject to certain affirmative covenants, including a charge-off and delinquency test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $14.6 million was drawn as of December 31, 2019). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

In June 2019, we sold $200.0 million of ABS secured by certain credit card receivables. A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.37%.

In August 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. See Note 10 "Convertible Senior Notes" for additional information.

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit (of which $10.0 was drawn as of December 31, 2019) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 4.5%. The facility matures on September 30, 2021 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In November 2019, we sold $200.0 million of ABS secured by certain credit card receivables. A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables and the remaining proceeds were available to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.91%.

As of December 31, 2019, we are in compliance with the covenants underlying our various notes payable.

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

On August 26, 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. The repurchase resulted in a gain of approximately $5.1 million (net of the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. See Note 9 "Notes Payable and Variable Interest Entities" for further information regarding the note issuance.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	December 31, 2019	December 31, 2018
Face amount of convertible senior notes	$33,839	$88,280
Discount	(9,748)	(26,138)
Net carrying value	$24,091	$62,142
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $33.8 million of outstanding convertible senior notes as of December 31, 2019 (as referenced in the table above) are convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation. We are required to pay contingent interest on the notes during a 6-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes. In addition, holders of the notes may require us to repurchase the notes for cash upon certain specified events.

In conjunction with the offering of the convertible senior notes, we entered into a 30-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock. The obligations of Bear Stearns were assumed by JP Morgan in 2008. JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the 30-year term of the share lending agreement or earlier upon the occurrence of specified events. Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations. If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash. Further, in the event that JP Morgan’s credit rating drops below A/A2, it would be required to post collateral for the market value of the lent shares ($13.1 million based on the 1,459,233 shares remaining outstanding under the share lending arrangement as of December 31, 2019). JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us. We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario. We exclude the loaned shares from earnings per share computations.

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

Accounting for Convertible Senior Notes

Under applicable accounting literature, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., paid-in capital). We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, which results in a corresponding release of associated deferred tax liability. Amortization for the years ended December 31, 2019 and 2018 totaled $0.5 million and $0.6 million, respectively. Actual incurred interest (based on the contractual interest rate) totaled $3.9 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively. We will amortize the discount remaining at December 31, 2019 into interest expense over the expected term of the convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the convertible senior notes was 9.2% for all periods presented.

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $1.1 billion at December 31, 2019. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit. We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2019, CAR had unfunded outstanding floor-plan financing commitments totaling $9.2 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $15.1 million remains pledged as of December 31, 2019 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2019, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

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

The current and deferred portions (in thousands) of federal, foreign and state income tax benefit or expense are as follows:

	For the Year Ended December 31,
	2019	2018
Federal income tax (expense) benefit:
Current tax benefit (expense)	$279	$5,932
Deferred tax (expense) benefit	(5,395)	(1,159)
Total federal income tax (expense) benefit	$(5,116)	$4,773
Foreign income tax benefit (expense):
Current tax benefit (expense)	$25	$(53)
Deferred tax (expense) benefit	(15)	3
Total foreign income tax benefit (expense)	$10	$(50)
State and other income tax (expense) benefit:
Current tax expense	$(709)	$(3)
Deferred tax benefit (expense)	262	(590)
Total state and other income tax expense	$(447)	$(593)
Total income tax (expense) benefit	$(5,553)	$4,130

We experienced an effective income tax expense rate of 17.5% for the year ended December 31, 2019, compared to a negative effective income tax expense rate of 118.6% for the year ended December 31, 2018. Our effective income tax expense rate for the year ended December 31, 2019 was below the statutory rate principally as a result of the release of federal valuation allowances. Our negative effective income tax expense rate for the year ended December 31, 2018 was significantly below the statutory rate principally as a result of our settlement during 2018 of an IRS examination of our 2008 tax return and the carryback of its resulting net operating losses to pre-2008 tax years. The settlement resulted in a decrease in our federal tax valuation allowance and net reductions in our accruals of interest on liabilities for uncertain tax positions and unpaid taxes.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations.  We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor.  For 2019, we reported a net accrual of income tax-related interest and penalties of $0.1 million within our income tax line item, and, for 2018, we reported a net reversal of income tax-related interest and penalties of $1.2 million within our income tax line item.

In December 2014, we reached a settlement with the IRS concerning the tax treatment of net operating losses we incurred in 2007 and 2008 and carried back to obtain refunds of federal income taxes paid in earlier years dating back to 2003. In 2015, we filed an amended return claim that, if accepted, would have eliminated the $7.4 million assessment (and corresponding interest and penalties) under a negotiated provision of the December 2014 IRS settlement. The IRS filed a lien (as is customarily the case) associated with the assessment.  Subsequently, an IRS examination team denied our amended return claims, and we filed a protest with IRS Appeals. Following correspondence and conferences held with IRS Appeals, we received and accepted a settlement offer from IRS Appeals in June 2018 that reduced our $7.4 million net unpaid income tax assessment referenced above to $3.7 million (such $3.7 million remaining unpaid assessment relating to the 2006 year to which we had originally carried back the aforementioned net operating losses). In July 2018, we paid $5.4 million to the IRS to cover the $3.7 million unpaid income tax assessment and most of the interest that had accrued thereon. Subsequently, during the three months ended September 30, 2018, the IRS refunded $0.5 million of our $5.4 million payment, and in 2019, we paid $0.7 million to the IRS to cover the interest on the 2006 income tax liability.  Although we have paid all assessed income taxes related to this matter, we still have an outstanding accrued liability for failure-to-pay penalties (and accrued interest thereon) related to this matter. We are pursuing complete abatement of the failure-to-pay penalties of $0.9 million, and once this matter is resolved through either abatement or payment, we expect the IRS to remove the aforementioned lien in due course.

The following table reconciles our effective income tax expense or benefit rates for 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Statutory expense rate	21.0%	21.0%
Increase (decrease) in statutory tax expense rate resulting from:
Federal valuation allowance	(4.4)	(132.0)
Global intangible low-taxed income	0.8	9.6
Interest and penalties related to uncertain tax positions and IRS settlement adjustment	0.6	(27.2)
Foreign taxes, net of valuation allowance	(0.5)	(8.2)
Permanent and other prior year true ups and tax effect of non-controlling interest	(1.1)	4.7
State taxes, net of valuation allowance	1.1	13.5
Effective expense (benefit) rate	17.5%	(118.6)%

As of December 31, 2019 and December 31, 2018, the respective significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2019	2018
Deferred tax assets:
Software development costs/fixed assets	$—	$108
Goodwill and intangible assets	113	895
Provision for loan loss	36,172	19,479
Equity-based compensation	792	748
Accrued expenses	386	307
Accruals for state taxes and interest associated with unrecognized tax benefits	108	87
Federal net operating loss carry-forward	18,643	44,485
Minimum tax credit carry-forward	520	1,015
Foreign net operating loss carry-forward	537	256
Other	40	151
State tax benefits, primarily from net operating losses	40,937	42,318
Deferred tax assets, gross	$98,248	$109,849
Valuation allowances	(39,161)	(40,830)
Deferred tax assets net of valuation allowance	$59,087	$69,019
Deferred tax liabilities:
Prepaid expenses and other	$(1,217)	$(210)
Software development costs/fixed assets	(176)	—
Equity in income of equity-method investee	(1,154)	(1,092)
Credit card fair value election differences	(21,513)	(21,021)
Market discount on loans	(29,834)	(21,749)
Deferred costs	(542)	(469)
Convertible senior notes	(9,309)	(22,106)
Cancellation of indebtedness income	—	(1,882)
Deferred tax liabilities, gross	$(63,745)	$(68,529)
Deferred tax (liabilities) assets, net	$(4,658)	$490

We undertook a detailed review of our deferred taxes and determined that a valuation allowance was required for certain deferred tax assets in the U.S. for states and in the U.K. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Because our valuation allowance evaluations require consideration of future events, significant judgment is required in making the evaluations, and our conclusions could be materially different should certain of our expectations not be met. Our valuation allowances totaled $39.2 million and $40.8 million at December 31, 2019 and December 31, 2018, respectively.

Certain of our deferred tax assets relate to federal, foreign and state net operating losses, capital losses, and credits, and we have no other net operating losses, capital losses, or credit carryforwards other than those noted herein. We have recorded a federal deferred tax asset of $18.0 million (based on federal net operating loss carryforwards of $85.6 million, which expire in varying amounts between 2029 and 2037). We have also recorded a federal deferred tax asset of $0.6 million (based on federal capital loss carryovers of $2.8 million, which expire in 2021).

Our subsidiaries file federal, state and/or foreign income tax returns. In the normal course of our business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. states and territories. With a few exceptions of a non-material nature and considering our 2008-related settlement with the IRS discussed previously, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2015.

Reconciliations (in thousands) of our unrecognized tax benefits from the beginning to the end of 2019 and 2018, respectively, are as follows:

	2019	2018
Balance at January 1,	$(414)	$(373)
Reductions based on tax positions related to prior years	13	51
Additions based on tax positions related to the current year	(83)	(71)
Interest and penalties accrued	(29)	(21)
Balance at December 31,	$(513)	$(414)

Further, our unrecognized tax benefits that, if recognized, would affect the effective tax rate are not material at only $0.5 million and $0.4 million at December 31, 2019, and 2018, respectively.

13.	Net Income Attributable to Controlling Interests Per Common Share

We compute net income (loss) attributable to controlling interests per common share by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of common stock (including participating securities) outstanding during the period, as discussed below. Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per share of common stock computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our results of operations. In performing our net income (loss) attributable to controlling interests per share of common stock computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations. Common stock and certain unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Year Ended December 31,
	2019	2018
Numerator:
Net income attributable to controlling interests	$26,443	$7,856
Preferred stock dividends and accretion	(1,153)	—
Net income attributable to common shareholders	$25,290	$7,856
Denominator:
Basic (including unvested share-based payment awards) (1)	14,499	13,927
Effect of dilutive stock compensation arrangements	774	75
Diluted (including unvested share-based payment awards) (1)	15,273	14,002
Net income attributable to common shareholders per share—basic	$1.74	$0.56
Net income attributable to common shareholders per share—diluted	$1.66	$0.56

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 512,636 for the year ended December 31, 2019, compared to 272,172 for the year ended December 31, 2018.

As their effects were anti-dilutive, we excluded stock options to purchase 0.5 million and 2.9 million shares from our net income attributable to controlling interests per share of common stock calculations for the years ended December 31, 2019 and 2018, respectively.  Additionally, as their effects were anti-dilutive, we excluded all shares associated with our Series A Preferred Stock. See Note 16 "Related Party Transactions" for a further discussion of our Series A Preferred Stock.

For the years ended December 31, 2019 and 2018, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per share of common stock calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 1.4 million shares, which could be included in diluted share counts in net income per share of common stock calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

14.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of December 31, 2019, 65,771 shares remained available for issuance under the ESPP and 1,791,565 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the years ended December 31, 2019 and 2018.

Restricted Stock and Restricted Stock Units

During the years ended December 31, 2019 and 2018, we granted 229,500 and 533,177 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.9 million and $1.3 million, respectively. We incurred expenses of $1.0 million and $0.7 million during the years ended December 31, 2019 and 2018, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2019, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.7 million with a weighted-average remaining amortization period of 2.1 years.

Stock Options

Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.7 million and $0.6 million related to stock option-related compensation costs during the years ended December 31, 2019 and 2018, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,121,200	$3.50
Issued	50,000	$3.13
Exercised	(469,701)	$2.59
Cancelled/Forfeited	(14,000)	$3.13
Outstanding at December 31, 2019	2,687,499	$3.66	2.2	$14,386,956
Exercisable at December 31, 2019	1,076,836	$3.50	1.5	$5,930,463

We had $0.5 million and $1.2 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2019 and December 31, 2018, respectively.

15.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan.  Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friends Provident. This plan is a defined contribution plan in which all permanent employees who have completed 3 months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3% of their salaries under our Group Personal Pension Plan and to U.S. employees who participate in our 401(k) plan. We made matching contributions under our U.S. and U.K. plans of $285,618 and $285,477 in 2019 and 2018, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $108,466 to purchase 19,641 shares of common stock in 2019 and $51,593 to purchase 23,681 shares of common stock in 2018 under the ESPP. The ESPP covers up to 100,000 shares of common stock. Our charge to expense associated with the ESPP was $31,954 and $28,629 in 2019 and 2018, respectively.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $16,627 and $18,089 for 2019 and 2018, respectively. The aggregate amount of payments required under the sublease from January 1, 2020 to the expiration of the sublease in May 2022 is $41,527.

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the years ended December 31, 2019 and 2018, we received $269,072 and $270,932, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares (aggregate initial liquidation preference of $40 million) of its Series A Preferred Stock in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement.  Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of a majority of the holders of the Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets.  Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.