Form 10-Q
period 2020-03-31
Atlanticus Holdings Corp
filed 2020-05-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2020

of

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

As of May 8, 2020, 15,866,506 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2020	2019

Assets
Unrestricted cash and cash equivalents (including $73.5 million and $78.7 million associated with variable interest entities at March 31, 2020 and December 31, 2019, respectively)	$177,311	$135,379
Restricted cash and cash equivalents (including $18.9 million and $25.9 million associated with variable interest entities at March 31, 2020 and December 31, 2019, respectively)	25,590	41,015
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $68.3 million and $3.9 million associated with variable interest entities at March 31, 2020 and December 31, 2019, respectively)	89,394	4,386
Loans, interest and fees receivable, gross (including $823.0 million and $857.2 million associated with variable interest entities at March 31, 2020 and December 31, 2019, respectively)	900,808	998,209
Allowances for uncollectible loans, interest and fees receivable (including $169.6 million and $168.8 million associated with variable interest entities at March 31, 2020 and December 31, 2019, respectively)	(186,908)	(186,329)
Deferred revenue (including $24.5 million and $40.7 million associated with variable interest entities at March 31, 2020 and December 31, 2019, respectively)	(66,534)	(90,307)
Net loans, interest and fees receivable	736,760	725,959
Property at cost, net of depreciation	2,552	2,738
Investments in equity-method investee	1,606	1,957
Deposits	102	104
Operating lease right-of-use assets	12,999	14,091
Prepaid expenses and other assets	14,964	15,023
Total assets	$971,884	$936,266
Liabilities
Accounts payable and accrued expenses	$36,198	$41,617
Operating lease liabilities	20,304	22,259
Notes payable, at face value (including $682.7 million and $701.1 million associated with variable interest entities at March 31, 2020 and December 31, 2019, respectively)	738,993	749,209
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	3,358	3,920
Convertible senior notes	24,162	24,091
Income tax liability	6,991	5,785
Total liabilities	830,006	846,881

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at March 31, 2020 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2019 (Note 4)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,125	49,050

Shareholders' Equity
Common stock, no par value, 150,000,000 shares authorized: 15,877,505 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at March 31, 2020; and 15,885,314 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2019	—	—
Paid-in capital	209,748	212,692
Accumulated other comprehensive income	—	—
Retained deficit	(206,361)	(211,786)
Total shareholders’ equity	3,387	906
Noncontrolling interests	(634)	(571)
Total equity	2,753	335
Total liabilities, preferred stock and shareholders' equity	$971,884	$936,266

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Interest income:
Consumer loans, including past due fees	$103,056	$50,390
Other	91	69
Total interest income	103,147	50,459
Interest expense	(13,584)	(11,146)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	89,563	39,313
Fees and related income on earning assets	19,776	11,264
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	(266)	(254)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(67,336)	(34,598)
Net interest income, fees and related income on earning assets	41,737	15,725
Other operating income:
Servicing income	604	686
Other income	2,122	16,844
Equity in (loss) income of equity-method investee	(66)	227
Total other operating income	2,660	17,757
Other operating expense:
Salaries and benefits	7,510	6,591
Card and loan servicing	15,837	10,444
Marketing and solicitation	9,317	6,387
Depreciation	285	289
Other	4,801	3,878
Total other operating expense	37,750	27,589
Income before income taxes	6,647	5,893
Income tax (expense) benefit	(1,285)	(238)
Net income	5,362	5,655
Net loss attributable to noncontrolling interests	63	58
Net income attributable to controlling interests	$5,425	$5,713
Preferred dividends	$(2,759)	$—
Net income attributable to common shareholders	$2,666	$5,713
Net income attributable to common shareholders per common share—basic	$0.18	$0.40
Net income attributable to common shareholders per common share—diluted	$0.17	$0.39

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Net income	$5,362	$5,655
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(1,513)
Comprehensive income	5,362	4,142
Comprehensive loss attributable to noncontrolling interests	63	58
Comprehensive income attributable to controlling interests	$5,425	$4,200
Comprehensive income attributable to controlling interests to common shareholders	$2,666	$4,200

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

For the Three Months Ended March 31, 2020 and March 31, 2019

(Dollars in thousands)

	Common Stock							Temporary Equity
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2019	15,885,314	$—	$212,692	$—	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(75)	—	—	—	(75)	75	—
Preferred dividends	—	—	(2,684)	—	—	—	(2,684)	—	—
Stock option exercises and proceeds related thereto	2,000	—	6	—	—	—	6	—	—
Compensatory stock issuances, net of forfeitures	64,915	—	—	—	—	—	—	—	—
Contributions by preferred unit holders	—	—	—	—	—	—	—	50,000	—
Deferred stock-based compensation costs	—	—	368	—	—	—	368	—	—
Redemption and retirement of shares	(74,724)	—	(559)	—	—	—	(559)	—	—
Comprehensive income	—	—	—	—	5,425	(63)	5,362	—	—
Balance at March 31, 2020	15,877,505	$—	$209,748	$—	$(206,361)	$(634)	$2,753	$99,125	$40,000

	Common Stock							Temporary Equity
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)	$—	$—
Cumulative effects from adoption of new lease standard	—	—	—	—	555	—	555	—	—
Stock option exercises and proceeds related thereto	419,500	—	1,065	—	—	—	1,065	—	—
Deferred stock-based compensation costs	—	—	412	—	—	—	412	—	—
Redemption and retirement of shares	(5,944)	—	(21)	—	—	—	(21)	—	—
Comprehensive income	—	—	—	(1,513)	5,713	(58)	4,142	—	—
Balance at March 31, 2019	15,977,130	$—	$214,891	$2,045	$(232,516)	$(396)	$(15,976)	$—	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$5,362	$5,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,962	1,769
Losses upon impairment of loans, interest and fees receivable recorded at fair value	266	254
Provision for losses on loans, interest and fees receivable	67,336	34,598
Interest expense from accretion of discount on notes	143	233
Income from accretion of merchant fees and discount associated with receivables purchases	(35,763)	(21,862)
Unrealized losses (gains) on loans, interest and fees receivable and underlying notes payable held at fair value	14,925	(874)
Amortization of deferred loan costs	1,326	696
Losses (income) from equity-method investments	66	(227)
Deferred stock-based compensation costs	368	412
Lease liability payments	(2,540)	(2,492)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(13,206)	(165)
(Decrease) increase in income tax liability	1,206	48
Decrease (increase) in deposits	2	(1)
(Decrease) increase in accounts payable and accrued expenses	(6,605)	13,710
Other	99	(1,769)
Net cash provided by operating activities	34,947	29,985

Investing activities
Proceeds from equity-method investee	285	443
Investments in earning assets	(276,219)	(164,935)
Proceeds from earning assets	231,298	141,354
Purchases and development of property, net of disposals	(99)	(48)
Net cash used in investing activities	(44,735)	(23,186)

Financing activities
Proceeds from issuance of preferred units	50,000	—
Preferred dividends	(1,497)	—
Proceeds from exercise of stock options	6	1,065
Purchase and retirement of outstanding stock	(559)	(21)
Proceeds from borrowings	61,074	89,661
Repayment of borrowings	(72,687)	(73,105)
Net cash provided by financing activities	36,337	17,600
Effect of exchange rate changes on cash	(42)	80
Net increase in cash and cash equivalents	26,507	24,479
Cash and cash equivalents and restricted cash at beginning of period	176,394	141,754
Cash and cash equivalents and restricted cash at end of period	$202,901	$166,233
Supplemental cash flow information
Cash paid for interest	$13,542	$3,894
Net cash income tax payments	$79	$190

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control. We are primarily focused on facilitating consumer credit through the use of our financial technology and related services. Through our subsidiaries, we provide technology and other support services to lenders who offer an array of financial products and services to consumers who may have been declined under traditional financing options.

In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties.  References to "receivables" include receivables purchased from our bank partners and from third parties. As discussed further below, we reflect our business lines within two reportable segments: Credit and Other Investments; and Auto Finance. See also Note 3, “Segment Reporting,” for further details.

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partner to originate consumer loans through multiple channels, including retail point-of-sale, direct mail solicitation, digital marketing and through partner relationships. In the retail credit (the “point-of-sale” operations) channel, we partner with retailers and service providers in various industries across the United States (“U.S.”) to enable them to provide credit to their customers for the purchase of goods and services. These services of our bank partner are often extended to consumers who may have been declined under traditional financing options. We specialize in supporting this “second look” credit service in various market segments across the U.S. Additionally, we support lenders who market general purpose credit cards directly to consumers (collectively, the “direct-to-consumer” operations) through additional channels enabling them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail solicitation, digital marketing and partnerships with third parties. Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties.

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

On March 13, 2020, President Trump declared a national emergency under the National Emergencies Act due to the novel coronavirus pandemic (referred to as “COVID-19”).  Nationwide responses to the COVID-19 pandemic have included restrictions on “non-essential” businesses imposed by state and local governments.  Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to the restrictions on “non-essential” businesses, issuances of stay-at-home orders, increased unemployment and uncertainties about the extent and duration of the pandemic.

The duration and severity of the effects of COVID-19 on our financial condition, results of operations and liquidity remain highly uncertain.  Likewise, we do not know the duration and severity of the impact of COVID-19 on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. We continue to monitor the ongoing pandemic and are modifying certain business practices by restricting employee travel and executing on a company-wide remote work program which has also been adopted by certain of our third party service partners.

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

Loans, Interest and Fees Receivable

We maintain two categories of Loans, Interest and Fees Receivable on our consolidated balance sheet: those that are carried at fair value (Loans, interest and fees receivable, at fair value) and those that are carried at net amortized cost (Loans, interest and fees receivable, gross). For both categories of loans, interest and fees receivable, other than our Auto Finance receivables, interest and fees are discontinued when loans, interest and fees receivable become contractually 90 or more days past due. We charge off our Credit and Other Investments and Auto Finance segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Loans, Interest and Fees Receivable, at Fair Value. Loans, interest and fees receivable held at fair value represent both the receivables underlying credit card securitization trusts (the "Securitized Receivables") and those receivables for which we elected the fair value option on January 1, 2020 (the "Fair Value Receivables"). Both the Securitized Receivables and the Fair Value Receivables are held by entities that qualify as variable interest entities ("VIE"), and are consolidated onto our consolidated balance sheets, some portfolios of which are unencumbered and some of which are still encumbered under structured or other financing facilities.

Under the fair value option for both our Securitized Receivables and our Fair Value Receivables, direct loan origination fees (such as annual and merchant fees) are taken into income when billed to the consumer or upon loan acquisition and direct loan origination costs are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in fair value are recorded in "Changes in fair value of loans, interest and fees receivable recorded at fair value" as a component of "Fees and Related income on earning assets" in the consolidated statements of operations in the period of the fair value changes.

Further details concerning our loans, interest and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

Loans, Interest and Fees Receivable Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) a portion (those which are not part of our Fair Value Receivables) of our U.S. point-of-sale and direct-to-consumer financing and other credit products platform within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title. We purchased auto loans with outstanding principal of $47.4 million and $49.4 million for the three months ended March 31, 2020 and 2019, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and unearned fees (or “deferred revenue”) for our loans, interest and fees receivable that are not carried at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. While each of these categories has unique features, they share many of the same credit risk characteristics and thus share a similar approach to the establishment of an allowance for loan losses. Each portfolio segment is divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on a consumer; changes in underwriting criteria; and estimated recoveries. For our Auto Finance segment we may further reduce the expected charge-off, taking into consideration specific dealer level reserves which may allow us to offset our losses and, in the case of secured loans, the impact of collateral available to offset a potential loss. Conversely, for receivables in our Credit and Other Investments segment, which generally do not have a secured interest in collateral, we look to reserve for the gross expected exposure to charge-offs.

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

Certain of our loans, interest and fees receivable also contain components of deferred revenue including merchant fees on the purchases of receivables for our point-of-sale receivables and annual fee billings for our direct-to-consumer credit card receivables. Our point-of-sale and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees and loan discounts. Additionally, many of our direct-to-consumer credit card receivables have an annual membership fee that is billed to the consumer on card activation and on each anniversary of that date thereafter. As of March 31, 2020 and December 31, 2019, the weighted average remaining accretion period for the $66.5 million and $90.3 million of deferred revenue reflected in the consolidated balance sheets was 11 months. Included within deferred revenue, are merchant fees and discounts on purchased loans of $40.9 million and $48.1 million as of March 31, 2020 and December 31, 2019, respectively.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for loan losses	(51.0)	(0.8)	(15.5)	(67.3)
Charge offs	46.2	0.9	24.3	71.4
Recoveries	(2.3)	(0.3)	(2.1)	(4.7)
Balance at end of period	$(128.4)	$(1.8)	$(56.7)	$(186.9)

As of March 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.5)	$(0.1)	$(0.6)
Balance at end of period collectively evaluated for impairment	$(128.4)	$(1.3)	$(56.6)	$(186.3)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$476.4	$90.2	$334.2	$900.8
Loans, interest and fees receivable individually evaluated for impairment	$—	$1.5	$0.1	$1.6
Loans, interest and fees receivable collectively evaluated for impairment	$476.4	$88.7	$334.1	$899.2

For the Three Months Ended March 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)
Provision for loan losses	(19.7)	(0.9)	(14.0)	(34.6)
Charge offs	12.3	0.9	17.1	30.3
Recoveries	(0.3)	(0.3)	(1.2)	(1.8)
Balance at end of period	$(43.1)	$(1.6)	$(40.6)	$(85.3)

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.4)	$(0.1)	$(0.5)
Balance at end of period collectively evaluated for impairment	$(121.3)	$(1.2)	$(63.3)	$(185.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.1	$0.1	$2.2
Loans, interest and fees receivable collectively evaluated for impairment	$509.2	$87.7	$399.1	$996.0

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of March 31, 2020 and December 31, 2019 is as follows:

As of March 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$20.9	$6.7	$10.8	$38.4
60-89 days past due	21.0	2.1	10.0	33.1
90 or more days past due	54.8	2.5	27.7	85.0
Delinquent loans, interest and fees receivable, gross	96.7	11.3	48.5	156.5
Current loans, interest and fees receivable, gross	379.7	78.9	285.7	744.3
Total loans, interest and fees receivable, gross	$476.4	$90.2	$334.2	$900.8
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.8	$—	$1.8

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$21.7	$8.1	$14.0	$43.8
60-89 days past due	18.5	3.0	11.5	33.0
90 or more days past due	46.6	2.6	27.2	76.4
Delinquent loans, interest and fees receivable, gross	86.8	13.7	52.7	153.2
Current loans, interest and fees receivable, gross	422.4	76.1	346.5	845.0
Total loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.9	$—	$1.9

Troubled Debt Restructurings. As part of ongoing collection efforts, once an account, the receivable of which is included in our Credit and Other Investments segment, is 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). As a result of the recent COVID-19 pandemic and subsequent declaration of a national emergency by the President on March 13, 2020 under the National Emergencies Act, we have offered certain consumers the ability to defer their payment without penalty during the national emergency period. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs.  Although we are not a financial institution, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances.  As of April 30, 2020, the number of customers who were granted concessions that qualified under this guidance was not material.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020		December 31, 2019
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	12,277	23,139	10,682	14,553
Number of TDRs that have been re-aged	2,753	3,878	2,788	2,854
Amount of TDRs on non-accrual status (in thousands)	$16,367	$19,365	$14,468	$13,037
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$5,068	$3,967	$5,118	$3,104
Carrying value of TDRs (in thousands)	$10,399	$11,365	$8,864	$7,312
TDRs - Performing (carrying value, in thousands)*	$8,377	$9,945	$6,754	$6,106
TDRs - Nonperforming (carrying value, in thousands)*	$2,022	$1,420	$2,110	$1,206

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

Given that the above TDRs have a high reserve rate prior to modification as TDRs, we do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 43,466 and 19,383 accounts in the amount of $55.3 million and $29.2 million during the twelve month periods ended March 31, 2020 and March 31, 2019, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	March 31, 2020		March 31, 2019
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	3,310	4,740	2,279	1,985
Loan balance at time of charge off (in thousands)	$4,965	$4,695	$3,607	$2,168

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

Income Taxes

We experienced an effective income tax expense rate of 19.3% for the three months ended March 31, 2020, compared to an effective income tax expense rate of 4.0% for the three months ended March 31, 2019.  Our effective income tax expense rate for the three months ended March 31, 2020 is below the statutory rate principally due to our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. The aforementioned was partially offset by accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during this period. Our effective income tax expense rate for the three months ended March 31, 2019 is below the statutory rate principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three months ended March 31, 2020, and 2019, we reported $0.0 million and $0.1 million, respectively, of net income-tax related interest and penalties within those periods’ respective income tax expense line items.

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

Revenue Recognition and Revenue from Contracts with Customers

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Premiums, discounts and merchant fees paid or received associated with installment or auto loans that are not included as part of our Fair Value Receivables are deferred and amortized over the average life of the related loans using the effective interest method. Premiums, discounts and merchant fees paid or received associated with Fair Value Receivables are recognized upon receivable acquisition. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

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

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period which is generally 12 months for receivables that are not included as part of our Fair Value Receivables, and when billed for those receivables that are included as part of our Fair Value Receivables. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customer’s account. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.  The election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020 resulted in increased fees recognized on credit products for the first quarter of 2020.

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended March 31,
	2020	2019
Fees on credit products	$34,645	$10,296
Changes in fair value of loans, interest and fees receivable recorded at fair value	(15,487)	(1)
Changes in fair value of notes payable associated with structured financings recorded at fair value	562	875
Other	56	94
Total fees and related income on earning assets	$19,776	$11,264

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

	Credit and
For the Three Months Ended March 31, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,980	$—	$1,980
Servicing income	384	220	604
Service charges and other customer related fees	125	17	142
Total revenue from contracts with customers	$2,489	$237	$2,726

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Three Months Ended March 31, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$928	$—	$928
Servicing income	419	267	686
Service charges and other customer related fees	429	17	446
Total revenue from contracts with customers	$1,776	$284	$2,060

(1) Interchange revenue is presented net of customer reward expense.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10 and 2019-11) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019 the FASB issued ASU 2019-05 which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 (and ASU 2019-05) was initially effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The FASB recently delayed the effective date of this standard until annual and interim periods beginning after December 15, 2022 for non-accelerated and smaller reporting company filers, with early adoption permitted for smaller reporting companies (among others). We are currently in the process of reviewing accounting interpretations, including the recently added fair value option, expected data requirements and necessary changes to our loss estimation methods, processes and systems. This standard is expected to result in an increase to our allowance for loan losses (unless the fair value option is elected) given the change to expected losses for the estimated life of the financial asset. If the fair value option is elected for some or all of our eligible receivables, we would expect more potential volatility in the recorded value of the assets as these receivables are remeasured each period. The extent of the financial statement impact will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for all entities for fiscal years beginning after December 15, 2019. The amendments address changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty and should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after March 31, 2020, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both March 31, 2020 and December 31, 2019, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the three months ended March 31, 2020 and 2019 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2020	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$95,162	$7,894	$103,056
Other	91	—	91
Total interest income	95,253	7,894	103,147
Interest expense	(13,175)	(409)	(13,584)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$82,078	$7,485	$89,563
Fees and related income on earning assets	$19,755	$21	$19,776
Servicing income	$384	$220	$604
Equity in loss of equity-method investee	$(66)	$—	$(66)
Income before income taxes	$5,067	$1,580	$6,647
Income tax expense	$(876)	$(409)	$(1,285)
Total assets	$891,748	$80,136	$971,884

Three Months Ended March 31, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$42,672	$7,718	$50,390
Other	69	—	69
Total interest income	42,741	7,718	50,459
Interest expense	(10,769)	(377)	(11,146)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$31,972	$7,341	$39,313
Fees and related income on earning assets	$11,236	$28	$11,264
Servicing income	$419	$267	$686
Equity in income of equity-method investee	$227	$—	$227
Income before income taxes	$4,207	$1,686	$5,893
Income tax benefit (expense)	$239	$(477)	$(238)
Total assets	$557,281	$78,953	$636,234

4.	Shareholders’ Equity and Preferred Stock

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock (10,000,000 shares authorized, 400,000 shares outstanding) with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement.  Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of a majority of the holders of the Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders—basic.  The assumed redemption of Series A Preferred Stock in exchange for shares of common stock is included in our calculation of diluted EPS as part of the Net income attributable to common shareholders per share—diluted. See Note 12, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

During the three months ended March 31, 2020 and 2019, we repurchased and contemporaneously retired 74,724 and 5,944 shares of our common stock at an aggregate cost of $559,000 and $21,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at March 31, 2020 and December 31, 2019, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. On March 30, 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction will be used for general corporate purposes.  We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders—basic.  See Note 12, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at March 31, 2020 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	March 31, 2020	December 31, 2019
Loans, interest and fees receivables, at fair value	$2,251	$2,757
Total assets	$2,393	$2,922
Total liabilities	$12	$13
Members’ capital	$2,381	$2,909

	Three Months Ended March 31,
	2020	2019
Net interest income (loss), fees and related income on earning assets	$(61)	$342
Net income (loss)	$(99)	$289
Net income (loss) attributable to our equity investment investee	$(66)	$227

6.	Fair Values of Assets and Liabilities

As previously discussed, as of January 1, 2020, we elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020. We estimate the fair value of these receivables using a discounted cash flow model, and reevaluate the fair value of our Fair Value Receivables at the end of each quarter. Additionally, we may adjust our models to reflect macro events that we believe market participants would consider relevant. With the aforementioned market impacts of COVID-19 we have included some expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in chargeoffs and decrease in payments) above what historical trends would suggest. We continue to monitor the impact that COVID-19 has on our receivables and will adjust our models accordingly as the situation develops.

We previously elected the fair value option with respect to our investments in equity securities, included in other assets, as well as our credit card loans, interest and fees receivable portfolios, the retained interests in which we historically recorded at fair value under securitization structures that were off balance sheet prior to accounting rules changes requiring their consolidation into our financial statements.

Fair value differs from amortized cost accounting in various ways. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. We update our fair value analysis each quarter, with changes since the prior reporting period reflected as a component of Fees and related income on earning assets in the consolidated statements of operations. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in the fair value of our Loans, interest and fees receivable, at fair value and therefore impact earnings.

The primary differences between fair value and amortized cost accounting are:

•	Receivables and notes are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for loan loss calculation;
•	Certain fee billings (such as annual or merchant fees) and expenses of loans and notes are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	Changes in the fair value of loans and notes impact recorded revenues; and
•	Net charge-offs are recognized as they occur.

For all of our other debt (other than the notes payable underlying our formerly off-balance sheet credit card securitization structures), we have not elected the fair value option. Nevertheless, pursuant to applicable requirements, we include disclosures of the fair value of this other debt to the extent practicable within the disclosures below. Additionally, we have other liabilities, associated with consolidated legacy credit card securitization trusts, that we are required to carry at fair value in our consolidated financial statements, and they also are addressed within the disclosures below.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2020 and December 31, 2019 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2020 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$763,539	$647,366
Loans, interest and fees receivable, at fair value	$—	$—	$89,394	$89,394

Assets – As of December 31, 2019 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$781,208	$721,573
Loans, interest and fees receivable, at fair value	$—	$—	$4,386	$4,386

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2020 and 2019:

	Loans, Interest and Fees Receivables, at Fair Value
	2020	2019
Balance at January 1,	$4,386	$6,306
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	(15,487)	(1)
Purchases	102,485	—
Settlements	(14,031)	(911)
Finance and fees	12,041	—
Balance at March 31,	$89,394	$5,394

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. Impacts related to foreign currency translation are included as a component of other operating expense on the consolidated statements of operations when recognized.

Net Revaluation of Loans, Interest and Fees Receivable. We record the net revaluation of loans, interest and fees receivable (including those pledged as collateral) in the fees and related income on earning assets category in our consolidated statements of operations, specifically as changes in fair value of loans, interest and fees receivable recorded at fair value. The net revaluation of loans, interest and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates. Interest income on receivables underlying our asset classes that are carried at fair value in our consolidated financial statements is recorded in Interest income - Consumer loans, including past due fees in our consolidated statements of operations.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at March 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$89,394	Discounted cash flows	Gross yield	25.5% to 57.6% (37.7%)
			Payment rate	4.1% to 9.9% (8.5%)
			Expected credit loss rate	14.1% to 49.0% (35.4%)
			Servicing rate	3.6% to 20.1% (4.8%)
			Discount rate	12.1% to 13.6% (12.5%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$4,386	Discounted cash flows	Gross yield	25.5% to 53.7% (28.6%)
			Payment rate	4.0% to 9.5% (4.6%)
			Expected credit loss rate	10.5% to 41.7% (14.0%)
			Servicing rate	11.3% to 16.9% (11.9%)
			Discount rate	14.3% to 14.3% (14.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2020 and December 31, 2019 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$698,673	$698,673
Amortizing debt facilities	$—	$—	$40,320	$40,320
Notes payable to related parties	$—	$—	$—	$—
Convertible senior notes	$—	$19,965	$—	$24,162
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$3,358	$3,358

Liabilities – As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$720,687	$720,687
Amortizing debt facilities	$—	$—	$28,522	$28,522
Notes payable to related parties	$—	$—	$—	$—
Convertible senior notes	$—	$16,920	$—	$24,091
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$3,920	$3,920

For our notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our fees and related income on earning assets table within Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.” For our 5.875% convertible senior notes due 2035 (“convertible senior notes”), we assess fair value based upon the most recent trade data available from third-party providers. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 9, “Notes Payable,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2020 and 2019.

	Notes Payable Associated with Structured Financings, at Fair Value
	2020	2019
Balance at January 1,	$3,920	$5,651
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(562)	(875)
Repayments on outstanding notes payable, net	—	—
Balance at March 31,	$3,358	$4,776

The unrealized gains and losses for liabilities within the Level 3 category presented in the table above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 liabilities.

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the changes in fair value of notes payable associated with structured financings line item within the fees and related income on earning assets category of our consolidated statements of operations. The legal entity associated with the securitization transaction is consolidated as a VIE as the Company is deemed the primary beneficiary of the entity.  The Company is not liable for the full face value of the liability in the VIE so it is carried at fair value based upon amounts the borrower will receive from the legal entity. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including: estimates of  gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees. Accrued interest expense on notes payable underlying our notes payable associated with structured financings, at fair value is recorded in Interest expense in our consolidated statements of operations.

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at March 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,358	Discounted cash flows	Gross yield	25.5%
			Payment rate	4.1%
			Expected credit loss rate	14.1%
			Discount rate	13.6%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,920	Discounted cash flows	Gross yield	25.5%
			Payment rate	4.0%
			Expected credit loss rate	10.5%
			Discount rate	14.3%

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2020 and December 31, 2019 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2020	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$93,859	$4,779
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$86,036	$3,358
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$2	$10
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$14	$128

As of December 31, 2019	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$644	$5,280
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$466	$3,920
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$8
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$28	$185

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2020	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2019
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$3,358	$3,920

7.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	March 31, 2020	December 31, 2019
Unrestricted cash and cash equivalents	$73.5	$78.7
Restricted cash and cash equivalents	$18.9	$25.9
Loans, interest and fees receivable, at fair value	$68.3	$3.9
Loans, interest and fees receivable, gross	$823.0	$857.2
Allowances for uncollectible loans, interest and fees receivable	$(169.6)	$(168.8)
Deferred revenue	$(24.5)	$(40.7)
Total Assets held by VIEs	$789.6	$756.2
Notes Payable, at face value held by VIEs	$682.7	$701.1
Notes Payable, at fair value held by VIEs	$3.4	$3.9
Maximum exposure to loss due to involvement with VIEs	$634.1	$654.3

8.	Leases

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

	For the Three Months Ended March 31,
	2020	2019
Operating lease cost, gross	$1,720	$1,709
Sublease income	(1,285)	(1,283)
Net Operating lease cost	$435	$426
Cash paid under operating leases, gross	$2,540	$2,492

Weighted average remaining lease term - months	27
Weighted average discount rate	6.9%

As of March 31, 2020, maturities of lease liabilities were as follows:

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2020 (excluding the three months ended March 31, 2020)	$7,698	$(5,349)	$2,349
2021	10,265	(7,315)	2,950
2022	4,448	(3,112)	1,336
2023	172	—	172
2024	77	—	77
Thereafter	24	—	24
Total lease payments	22,684	(15,776)	6,908
Less imputed interest	(2,380)
Total	$20,304

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of March 31, 2020, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2020 and December 31, 2019, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2020 and December 31, 2019, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2020 and December 31, 2019.

	Carrying Amounts at Fair Value as of
	March 31, 2020	December 31, 2019
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of March 31, 2020 ($101.3 million as of December 31, 2019) bearing interest at a weighted average 6.1% interest rate, based upon LIBOR, at March 31, 2020 (6.9% at December 31, 2019), which is secured by credit card receivables and restricted cash aggregating $3.4 million as of March 31, 2020 ($3.9 million as of December 31, 2019) in carrying amount	$3.4	$3.9

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $3.4 million in fair value of the structured financing facility indicated in the above table is $3.4 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at March 31, 2020.

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

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of March 31, 2020 and December 31, 2019 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2020	December 31, 2019

Revolving credit facilities at a weighted average interest rate equal to 5.6% at March 31, 2020 (6.0% at December 31, 2019) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $755.3 million as of March 31, 2020 ($740.4 million at December 31, 2019)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2021) (1) (2) (3)	$38.3	$39.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2022) (2) (3) (4) (5)	49.4	40.5
Revolving credit facility, not to exceed $70.0 million (expiring February 8, 2022) (3) (4) (5) (6)	15.8	25.8
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2021) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2021) (2) (4) (5)	14.3	14.6
Revolving credit facility, not to exceed $100.0 million (expiring November 16, 2020) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $167.3 million (expiring November 15, 2023) (3) (4) (5) (6)	167.3	167.3
Revolving credit facility, not to exceed $200.0 million (expiring December 15, 2022) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $15.0 million (expiring December 21, 2020) (2) (3) (4) (5)	9.0	8.6
Revolving credit facility, not to exceed $50.0 million (expiring September 19, 2021) (2) (3) (4) (5)	13.3	15.0
Other facilities
Other secured debt (expiring September 8, 2023) that is secured by certain assets of the Company with an annual rate equal to 5.5%	1.2	1.2
Unsecured term debt (expiring August 26, 2024) with an annual rate equal to 8.0% (3)	17.4	17.4
Amortizing debt facility (expiring December 31, 2020) (2) (4) (5)	13.1	19.4
Amortizing debt facility (expiring September 30, 2021) with an annual rate equal to 5.2% (2) (3) (4) (5)	8.7	10.0
Total notes payable before unamortized debt issuance costs and discounts	747.8	758.9
Unamortized debt issuance costs and discounts	(8.8)	(9.7)
Total notes payable outstanding	$739.0	$749.2

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with variable interest entities.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of March 31, 2020, the LIBOR rate was 0.99% and the prime rate was 3.25%.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $49.4 million was drawn as of March 31, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2022 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus who is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $38.3 million was drawn as of March 31, 2020). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of March 31, 2020, the borrowing limit was $55.0 million and the maturity was November 1, 2021. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2016, we (through a wholly owned subsidiary) entered a credit facility with a $20.0 million borrowing limit available to the extent of outstanding eligible principal receivables (of which $13.1 million was drawn as of March 31, 2020). In periods subsequent to December 2016, we amended the original agreement to either extend the maturity date and/or reduce the capacity of this credit facility. As of March 31, 2020, the facility matures on December 31, 2020 and the borrowing limit was $13.8 million. The facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 5.0%. The note is guaranteed by Atlanticus.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $15.8 million was outstanding as of March 31, 2020) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $9.0 million was drawn as of March 31, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on December 21, 2020 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of March 31, 2020) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The facilities mature on June 11, 2021 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In September 2018, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $13.3 million was drawn as of March 31, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 6.5%. The loan is subject to certain affirmative covenants, including a charge-off and delinquency test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $14.3 million was drawn as of March 31, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

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

In August 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. See Note 10 “Convertible Senior Notes” for additional information.

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit (of which $8.7 million was drawn as of March 31, 2020) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 4.5%. The facility matures on September 30, 2021 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

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

As of March 31, 2020, we were in compliance with the covenants underlying our various notes payable.

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

On August 26, 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. The repurchase resulted in a gain of approximately $5.1 million (net of the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. See Note 9 "Notes Payable" for further information regarding the note issuance.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	March 31, 2020	December 31, 2019
Face amount of convertible senior notes	$33,839	$33,839
Discount	(9,677)	(9,748)
Net carrying value	$24,162	$24,091
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $1.2 billion at March 31, 2020. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit. We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2020, CAR had unfunded outstanding floor-plan financing commitments totaling $9.1 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $6.6 million remains pledged as of March 31, 2020 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2020, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event.  Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program was $20.2 million as of March 31, 2020 (of which we have accrued $1.4 million as of March 31, 2020). We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future.

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

12.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income attributable to controlling interests	$5,425	$5,713
Preferred stock and preferred unit dividends and accretion	(2,759)	—
Net income attributable to common shareholders—basic	2,666	5,713
Effect of dilutive preferred stock dividends and accretion	597	—
Net income attributable to common shareholders—diluted	$3,263	$5,713
Denominator:
Basic (including unvested share-based payment awards) (1)	14,436	14,355
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,999	362
Diluted (including unvested share-based payment awards) (1)	19,435	14,717
Net income attributable to common shareholders per share—basic	$0.18	$0.40
Net income attributable to common shareholders per share—diluted	$0.17	$0.39

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 473,887 for the three months ended March 31, 2020, compared to 397,566 for the three months ended March 31, 2019.

As their effects were anti-dilutive, we excluded stock options to purchase 0.0 million and 1.0 million shares from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per share of common stock calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 1.4 million shares, which could be included in diluted share counts in net income per share of common stock calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of March 31, 2020, 62,032 shares remained available for issuance under the ESPP and 1,735,430 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months ended March 31, 2020 and 2019.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2020 and 2019, we granted 58,248 and 205,000 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.6 million and $0.7 million, respectively. We incurred expenses of $0.3 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2020, our unamortized deferred compensation costs associated with unvested restricted stock awards were $1.0 million with a weighted-average remaining amortization period of 1.6 years.

Stock Options

Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.1 million and $0.2 million related to stock option-related compensation costs during the three months ended March 31, 2020 and 2019, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,687,499	$3.66
Issued	—	$—
Exercised	(2,000)	$3.04
Cancelled/Forfeited	—	$—
Outstanding at March 31, 2020	2,685,499	$3.66	2.0	$16,818,820
Exercisable at March 31, 2020	2,076,502	$3.15	1.6	$14,049,640

We had $0.4 million and $0.5 million of unamortized deferred compensation costs associated with unvested stock options as of March 31, 2020 and December 31, 2019, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2019, where certain terms have been defined.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. According to data published by Experian, 41% of Americans had FICO® scores of less than 700 as of the second quarter of 2019, which represents a population in excess of 90 million consumers. A recent survey conducted by Charles Schwab further found that 59% of Americans lived “paycheck to paycheck” and only 38% of people have an emergency fund.  These consumers often have short-term, immediate credit needs that are often not effectively met by traditional financial institutions.  By facilitating fairly priced consumer credit alternatives with value added features and benefits specifically curated for the unique needs of this financially underserved consumer, we endeavor to empower consumers on a path to improved financial well-being.

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $26 billion in consumer loans over our 23-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit and credit cards originated by lenders through multiple channels, including retail point-of-sale, direct mail solicitation, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. The services of our bank partners are often extended to consumers who may not have access to traditional financing options. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our bank partners to integrate our paperless process and instant decision-making platform with the technology infrastructure of participating retailers and service providers. Additionally, we support lenders who market general purpose credit cards directly to consumers through additional channels, which enables them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail and digital marketing solicitation and partnerships with third parties. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by traditional providers of financing. By supporting a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

In most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties.  In this report, “receivables” or “loans” typically refer to receivables we have purchased from our bank partners or from third parties.

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

Subject to potential disruptions caused by COVID-19, we believe that our point-of-sale and direct-to-consumer receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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

We elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables arising in accounts originated prior to January 1, 2020 will continue to be accounted for in our 2020 and subsequent financial statements at amortized cost, net. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable arising in accounts originated subsequent to January 1, 2020 will be carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables will no longer be deferred. We reevaluate the fair value of our Fair Value Receivables at the end of each quarter.

Covid-19 Pandemic

On March 13, 2020, President Trump declared a national emergency under the National Emergencies Act due to the COVID-19 pandemic. As of the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of the COVID-19 pandemic remain unknown. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. In addition to instituting a Company-wide work-at-home program to ensure the safety of all employees and their families, we are communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of employees, and monitoring the ongoing pandemic for new developments that may impact the Company, our work locations or our employees and are taking reasonable measures.

The following are anticipated key impacts on our business and response initiatives taken by the Company, in coordination with our partners, to mitigate such impacts:

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to restrictions on “non-essential” businesses, issuances of stay-at-home orders, and uncertainties about the extent and duration of the pandemic. To the extent this change in consumer spending behavior continues, receivables purchases could decline relative to the prior year. The extent to which our merchants have remained open for business has varied across merchant category and geographical location within the U.S.

Borrowers impacted by COVID-19 who request hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, we anticipate that the rising unemployment rate, while partially mitigated by the effects of government stimulus measures such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act, may result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchants and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19 could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part II, Item 1A “Risk Factors” and, in particular, “– The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2020	2019	from 2019 to 2020
Total interest income	$103,147	$50,459	$52,688
Interest expense	(13,584)	(11,146)	(2,438)
Fees and related income on earning assets:
Fees on credit products	34,645	10,296	24,349
Changes in fair value of loans, interest and fees receivable recorded at fair value	(15,487)	(1)	(15,486)
Changes in fair value of notes payable associated with structured financings recorded at fair value	562	875	(313)
Other	56	94	(38)
Other operating income:
Servicing income	604	686	(82)
Other income	2,122	16,844	(14,722)
Equity in (loss) income of equity-method investee	(66)	227	(293)
Total	$111,999	$68,334	$43,665
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	266	254	(12)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	67,336	34,598	(32,738)
Other operating expenses:
Salaries and benefits	7,510	6,591	(919)
Card and loan servicing	15,837	10,444	(5,393)
Marketing and solicitation	9,317	6,387	(2,930)
Depreciation	285	289	4
Other	4,801	3,878	(923)
Net income	5,362	5,655	(293)
Net loss attributable to noncontrolling interests	63	58	5
Net income attributable to controlling interests	5,425	5,713	(288)
Net income attributable to controlling interests to common shareholders	2,666	5,713	(3,047)

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $472.3 million as of March 31, 2019 to $911.7 million as of March 31, 2020. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations throughout 2020. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. As discussed elsewhere in this Report, we elected the fair value option to account for certain loan receivables associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020.  As a result, merchant fees that are associated with the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period.  Absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable, the earlier recognition of these merchant fees is expected to further increase our period-over-period results in the near term.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable associated with our point-of-sale and direct-to-consumer platform increased from $382.4 million as of March 31, 2019 to $690.9 million as of March 31, 2020. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We expect increasing levels of direct-to-consumer fee income throughout 2020 as we continue to invest in new credit card receivables. For credit card receivables for which we use fair value accounting (including those that we elected the fair value option for on January 1, 2020), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout the year.  Inversely, we expect our change in fair value of notes payable associated with structured financings for our legacy credit card receivables recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.  Additionally, we expect to recognize certain fee billings (such as annual membership fees) associated with receivables accounted for under fair value as they are billed to the consumer (as opposed to deferred fee recognition), which, absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable, will further increase the expected levels of fee income in the near term.

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

Other income. Included within our other income category are ancillary and interchange revenues. Given recent growth associated with new credit card receivables, we expect ancillary and interchange revenues to grow throughout the year. Also included within our other income category for the three months ended March 31, 2019 is $15.5 million associated with reductions in accruals related to one of our portfolios.  The original accrual was based upon our estimate of the amount that may be claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim.

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

Net losses upon impairment of loans, interest and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheets. We have experienced a general trending decline in this category as our legacy credit card portfolios diminished.  As discussed above, we expect future trending increases in the third and fourth quarter of 2020 due to our election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020.  These increases will be abated somewhat as we continue to liquidate our historical credit card receivables.  Further, the unknown impacts of COVID-19 could lead to increased variability in our expected charge-offs

Provision for losses on loans, interest and fees receivable recorded at net realizable value. Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the three months ended March 31, 2020 and 2019 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation), rather than specific credit quality changes or deterioration, which also impacted our provision for losses on loans, interest and fees receivable recorded at net realizable value to a lesser degree. Partially offsetting this increase was a reduction in our provision for loan losses for unearned fees and discounts that may be applicable for outstanding loan receivables and which would serve to reduce the financial impact of an eventual charge-off.  See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.  Given the above referenced election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020, and absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on our customer's ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will diminish as the underlying receivables that continue to be recorded at net realizable value liquidate.

Total other operating expense. Total other operating expense variances for the three months ended March 31, 2020, relative to the three months ended March 31, 2019, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs.  We expect some marginal increase in this cost for 2020 when compared to 2019 as we expect to maintain staffing levels and also expect modest receivable growth during the year;

•

increases in card and loan servicing expenses in the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables, which grew from $472.3 million outstanding to $911.7 million outstanding at March 31, 2019 and March 31, 2020, respectively, offset by the continued net liquidations in our legacy credit card portfolios, the receivables of which declined from $8.7 million outstanding to $5.8 million outstanding at March 31, 2019 and March 31, 2020, respectively;

•	increases in marketing and solicitation costs for the three months ended March 31, 2020 primarily due to volume-related increases in costs attributable to the growth in our direct-to-consumer and (to a lesser extent) retail point-of-sale portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2020 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and
•	slight decreases in other expenses primarily related to realized translation gains and losses recognized during both periods.

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

Notwithstanding our cost-control efforts and focus, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer credit card-related operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. While we have greater control over our variable expenses, it is difficult (as explained above) for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit and Other Investments segment) that was built to support levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see in the near future. Additionally, the above referenced unknown potential impacts related to COVID-19 could result in more variability in these expenses. At this point, our Credit and Other Investments segment cash inflows are sufficient to cover its direct variable costs and a portion, but not all, of its share of overhead costs (including, for example, corporate-level executive and administrative costs and our convertible senior notes interest costs). As such, if we are unable to contain overhead costs or expand revenue-earning activities to levels commensurate with such costs, then we may experience continuing pressure on our ability to achieve consistent profitability. Additionally, as previously discussed, the unknown impacts of COVID-19 could impair our ability to acquire new receivables and could result in increased costs despite our efforts to manage costs effectively.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. On March 30, 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes.  We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets.

Income Taxes. We experienced an effective income tax expense rate of 19.3% for the three months ended March 31, 2020, compared to an effective income tax expense rate of 4.0% for the three months ended March 31, 2019.  Our effective income tax expense rate for the three months ended March 31, 2020, is below the statutory rate principally due to our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. The aforementioned was partially offset by accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during this period. Our effective income tax expense rate for the three months ended March 31, 2019 is below the statutory rate principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three months ended March 31, 2020, and 2019, we reported $0.0 million and $0.1 million, respectively, of net income-tax related interest and penalties within those periods’ respective income tax expense line items.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) our managed receivables data amortize certain loan origination fees (such as annual and merchant fees) associated with our Fair Value Receivables (4) certain costs, such as claims made under credit deferral programs are recognized as settled (5) the period-end and average managed receivables data include the face value of receivables which are accounted for under the fair value option; and (6) when applicable, we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of impairment of loans, interest and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $0.4 million for the three months ended September 30, 2018 and $1.7 million for the three months ended June 30, 2018. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, we do not expect to receive any further material reimbursements with respect to this portfolio.

A reconciliation of our Securitized Receivables and our Fair Value Receivables, both within our Loans, interest and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2020	2019				2018
	Mar. 31 (1)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Loans, interest and fees receivable, gross - Securitized Receivables	5,765	6,404	7,070	7,803	8,664	9,575	10,504	13,790
Fair value adjustment - Securitized Receivables	(2,080)	(2,018)	(2,545)	(2,899)	(3,270)	(3,269)	(3,379)	(5,504)
Loans, interest and fees receivable, at fair value - Securitized Receivables	3,685	4,386	4,525	4,904	5,394	6,306	7,125	8,286
Loans, interest and fees receivable, gross - Fair Value Receivables	101,134	—	—	—	—	—	—	—
Fair value adjustment - Fair Value Receivables	(15,425)	—	—	—	—	—	—	—
Loans, interest and fees receivable, at fair value - Fair Value Receivables	85,709	—	—	—	—	—	—	—
Loans, interest and fees receivable, at fair value	89,394	4,386	4,525	4,904	5,394	6,306	7,125	8,286

(1) As discussed in more detail above in "—Overview," we elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020.

As discussed above, our managed receivables data amortize certain loan origination fees (such as annual and merchant fees) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize certain costs, such as claims made under credit deferral programs are recognized as settled.  Under fair value accounting, these fees are recognized when billed or upon receivable acquisition.  A reconciliation of our Consumer Loans, including past due fees and our Other income–Fees on credit products to comparable amounts used in our calculation of our Total Yield Ratio below are as follows (in millions):

At or for the Three Months Ended
2020
March 31
Consumer Loans, including past due fees on Fair Value Receivables	$95.2
Other Fees on credit products on Fair Value Receivables	22.3
Change in fair value for Fair Value Receivables	14.9
Accelerated recognition under fair value accounting for Fair Value Receivable billings	(17.6)
Total yield on Fair Value Receivables	$114.8

Asset quality. Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks.  See also our discussion of collection strategies under the “How Do We Collect?” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2020	2019				2018
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$917,482	$914,828	$776,102	$610,129	$480,928	$462,862	$406,057	$371,331
Percent 30 or more days past due	16.0%	15.3%	12.9%	11.5%	13.7%	13.2%	12.7%	11.8%
Percent 60 or more days past due	12.4%	11.4%	9.2%	8.2%	10.3%	9.5%	9.3%	8.5%
Percent 90 or more days past due	9.0%	8.1%	6.1%	5.8%	7.5%	6.7%	6.4%	5.7%
Averaged managed receivables	$916,155	$845,465	$693,116	$545,529	$471,895	$434,460	$388,694	$354,590
Total yield ratio	50.1%	50.0%	49.7%	47.0%	46.5%	44.3%	43.2%	41.6%
Combined gross charge-off ratio	29.0%	22.4%	17.6%	23.8%	23.6%	21.6%	19.7%	22.4%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer (“Direct”) receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2020	2019				2018
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$406,101	$397,690	$365,652	$308,382	$255,922	$257,772	$238,851	$223,873
Percent 30 or more days past due	12.2%	13.2%	11.6%	10.4%	12.7%	13.6%	13.4%	12.4%
Percent 60 or more days past due	9.3%	9.7%	8.2%	7.3%	9.8%	9.9%	9.8%	8.8%
Percent 90 or more days past due	6.8%	6.8%	5.6%	5.0%	7.2%	7.1%	6.9%	5.8%
Average APR	21.3%	22.1%	22.5%	24.0%	24.8%	25.0%	24.7%	24.8%
Receivables purchased during period	$110,479	$116,327	$133,528	$123,533	$69,120	$80,096	$70,860	$74,391

	Direct - At or for the Three Months Ended
	2020	2019				2018
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$505,616	$510,734	$403,380	$293,944	$216,342	$195,515	$156,702	$133,668
Percent 30 or more days past due	19.2%	17.0%	14.2%	12.8%	15.1%	13.0%	12.1%	11.5%
Percent 60 or more days past due	15.0%	12.8%	10.3%	9.3%	11.2%	9.3%	8.9%	8.5%
Percent 90 or more days past due	10.8%	9.1%	6.7%	6.7%	8.0%	6.4%	6.0%	5.9%
Average APR	26.1%	27.0%	28.2%	28.5%	27.9%	28.1%	27.6%	27.2%
Receivables purchased during period	$127,825	$195,243	$174,026	$123,776	$60,733	$69,585	$48,729	$48,966

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall quarterly receivables growth with over $439.4 million in net receivables growth associated with the point-of-sale and direct-to-consumer products offered by our bank partners from March 31, 2019 to March 31, 2020. The addition of large point-of-sale retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our point-of-sale receivables by $150.2 million and $48.7 million in the twelve months ended March 31, 2020 and 2019, respectively. Our direct-to-consumer acquisitions grew by over $289.3 million and $101.3 million, net during the twelve months ended March 31, 2020 and 2019, respectively. Given recent market conditions, we currently expect our managed receivables balances to remain consistent with the balances noted as of March 31, 2020 for all of our products during 2020 (absent further unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale origination platform as well as the timing of solicitations within the direct-to-consumer platform by our bank partner. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.  Our top five retail partnerships accounted for over 55% of the above referenced Retail period-end managed receivables outstanding as of March 31, 2020.

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

As we continue to acquire newer point-of-sale and direct-to-consumer receivables, our delinquency rates have increased when compared to the same periods in prior years. This is largely a result of the risk profiles (and corresponding expected returns) for these receivables. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. This trend can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderates, as we currently anticipate for the remainder of 2020, we expect increased overall delinquency rates when compared to prior periods.  This increase would be similar to those noted in the first quarter of 2020 when compared to the first quarter of 2019, as the existing receivables mature through their peak charge-off periods. Additionally, absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. Currently, we are experiencing growth in newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer receivables. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Additionally, direct-to-consumer receivables tend to have higher total yields than point-of-sale receivables, so recent accelerated growth in direct-to-consumer receivables also has contributed to the trending higher total yield ratio. Our fourth, third, second and first quarter 2019 total yield ratios exclude the impacts of $37.8 million, $26.7 million, $26.0 million and $15.4 million, respectively, associated with our aforementioned reduction in reserves associated with one of our portfolios. Similarly, our fourth quarter 2018 total yield ratio excludes the impact of $36.2 million associated with a litigation settlement in such quarter.

Absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable, we expect total yield ratios to continue to fluctuate modestly based on the relative mix of growth in point-of-sale receivables and higher yielding direct-to-consumer credit card receivables.

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

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Combined gross charge-off rates for the fourth quarter of 2018 and first quarter of 2019 reflect the expected higher charge-off rates associated with a mix shift to higher yielding products and ongoing testing of new products throughout 2018. The combined gross charge-off ratio in the third quarter of 2019 further reflects the positive impacts of a bulk sale of charged off receivables.  Absent this sale, the combined gross charge-off ratio would have been 18.6%. The first quarter 2020 gross charge-off ratio reflects receivable growth during 2019 reaching a peak charge-off period.

The growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect continued elevated charge off rates when compared to historical results, given the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined gross charge-offs, (3) recent vintages reaching peak charge-off periods and (4) our current expectation for modest receivables growth during the year. Further impacting our charge-off rates are the timing of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables originated through our point-of-sale platform ranges from 0% to 36.0%. For direct-to-consumer receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2020 to remain consistent with the average APRs we have experienced over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; or the timing of new customer originations by our bank partners. We currently expect to see decreases in receivable acquisitions when compared to the same period in prior years due to the rapid growth we experienced in 2019. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our bank partner and the availability of capital to fund new purchases. Nonetheless, absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable, we expect some declines in the acquisition of these receivables throughout 2020.

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

Collectively, as of March 31, 2020, we served more than 600 dealers through our Auto Finance segment in 35 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2020	2019				2018
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Period-end managed receivables	$90,226	$89,785	$89,451	$89,490	$90,208	$88,057	$85,338	$83,872
Percent 30 or more days past due	12.5%	15.2%	14.5%	13.3%	11.4%	14.7%	13.3%	10.8%
Percent 60 or more days past due	5.0%	6.2%	5.9%	5.4%	5.3%	5.7%	4.3%	3.6%
Percent 90 or more days past due	2.7%	2.9%	3.1%	2.6%	2.9%	2.5%	1.7%	1.4%
Average managed receivables	$90,006	$89,618	$89,471	$89,849	$89,133	$86,698	$84,605	$81,154
Total yield ratio	36.2%	36.3%	36.4%	36.7%	36.0%	36.1%	37.9%	38.2%
Combined gross charge-off ratio	2.7%	4.0%	2.7%	4.9%	2.7%	2.8%	0.9%	0.5%
Recovery ratio	1.3%	1.3%	1.8%	1.8%	1.3%	0.9%	0.9%	1.0%

Managed receivables.  We expect modest growth in the level of our managed receivables for 2020 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. Managed receivable levels increased in each of the periods of 2019 when compared to the same period in 2018 primarily due to the acquisition of new dealer relationships, which has resulted in the ability to purchase higher levels of auto receivables.  Receivable levels in the first quarter of 2020 were roughly equal to those as of the first quarter of 2019 reflecting strong customer payments in the first quarter of 2020 offsetting receivables growth when compared to the first quarter of 2019. We expect receivable levels will continue to result in period over period increases, when compared to the same periods in the prior year, for the coming quarters absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable.

Delinquencies. Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first quarter of both 2020 and 2019 due to seasonal performance improvements. Delinquency levels experienced for the second and third quarters of 2018 generally were lower than historical rates largely due to the absence of any significant dealer-related losses (as opposed to individual consumer defaults) that are typical during any given year and which tend to produce larger portfolio level defaults on receivables.  These low delinquencies also contributed to lower combined gross charge-off rates during 2018. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. While we experienced some increase in our delinquency rates in 2019 when compared to the same periods in 2018, we are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined gross charge-off ratio and recovery ratio. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. This is evidenced by the slightly elevated combined gross charge-off rate we experienced during 2019.  We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. Further, given our expectation of some gradual increase in our delinquency rates as discussed above, we expect gross charge-off rates will climb slightly over existing rates although as indicated above, the timing of individual dealer-related losses is difficult to predict. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on a consumer's ability to make payments on outstanding loans and fees receivable we could experience variation in these expectations.

Definitions of Financial, Operating and Statistical Measures

Total yield ratio. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees and activation fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our consolidated statements of income. The denominator used represents our average managed receivables.

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

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

As discussed elsewhere in this Report, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around consumer spending, credit quality and levels of liquidity. The ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments, which are highly uncertain.

Debt and capital markets, particularly the asset-backed securities market on which we are dependent, have been severely disrupted by COVID-19, and this has prevented us from establishing new facilities.  We do not expect these markets to return to normal in the near-term.  For that reason, we are implementing measures to ensure that our liquidity position is as strong as possible through the current economic cycle and expect to take advantage of opportunities to obtain additional liquidity when and as they become available.

We believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities, and possibly the capital markets or government-sponsored programs will provide adequate resources to fund our operating and financing needs.

As discussed elsewhere in this Report, we incur a significant level of costs associated with a fixed infrastructure that had been designed to support our significant legacy credit card operations. Our infrastructure costs are still somewhat elevated, and while we had in the past focused on cost reduction, our primary focus now is growing the point-of-sale and direct-to-consumer credit card receivables so that our revenues from these investments can cover our infrastructure costs and return us to consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in direct-to-consumer finance products have resulted in quarterly growth of total managed receivables levels, and we expect modest levels of growth to continue in the coming quarters.

Accordingly, we will continue to focus on (i) containing costs (as opposed to our previous focus on reducing expenses) (ii) adding new retail partners to our platform to continue growth of the point-of-sale receivables (iii) continuing growth in direct-to-consumer credit card receivables and (iv) obtaining the funding necessary to meet capital needs required by the growth of our receivables.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, facilities that could represent near-term significant refunding or refinancing needs as of March 31, 2020 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring November 1, 2021) that is secured by certain assets of our CAR subsidiary	$38.3
Revolving credit facility (expiring February 8, 2022) that is secured by certain receivables and restricted cash	15.8
Revolving credit facility (expiring July 15, 2021) that is secured by certain receivables and restricted cash	14.3
Revolving credit facility (expiring December 21, 2020) that is secured by certain receivables and restricted cash	9.0
Revolving credit facility (expiring September 19, 2021) that is secured by certain receivables and restricted cash	13.3
Amortizing debt facility (expiring December 31, 2020) that is secured by certain receivables and restricted cash	13.1
Amortizing debt facility (expiring September 30, 2021) that is secured by certain receivables and restricted cash	8.7
Total	$112.5

Further details concerning the above debt facilities and our convertible senior notes are provided in Note 9, “Notes Payable,” and Note 10, “Convertible Senior Notes,” to our consolidated financial statements included herein. Also see Part II, Item 1A “Risk Factors—We Are Substantially Dependent Upon Borrowed Funds to Fund Receivables We Purchase.”

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $15.8 million was outstanding as of March 31, 2020) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above-mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of March 31, 2020) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The above facilities mature on June 11, 2021 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

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

At March 31, 2020, we had $177.3 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2020 and 2019 are as follows:

•

During the three months ended March 31, 2020, we generated $34.9 million of cash flows from operations compared to our generating $30.0 million of cash flows from operations during the three months ended March 31, 2019. The increase in cash provided by operating activities was principally related to increases in finance and fee collections associated with growing point-of-sale and direct-to-consumer receivables.

•

During the three months ended March 31, 2020, we used $44.7 million of cash in our investing activities, compared to use of $23.2 million of cash in investing activities during the three months ended March 31, 2019. This increase in cash used is primarily due to significant increases in the level of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2019 and which we expect to continue to make throughout 2020. Slightly offsetting this increase in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the three months ended March 31, 2020, we generated $36.3 million of cash in financing activities, compared to our generating $17.6 million of cash in financing activities during the three months ended March 31, 2019. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further, on March 30, 2020, a wholly-owned subsidiary issued 50.0 million Class B preferred units at a purchase price of $1.00 per unit.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in point-of-sale and direct-to-consumer finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2022.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Measurements for Loans, Interest and Fees Receivable at Fair Value and Notes Payable Associated with Structured Financings at Fair Value

Our valuation of loans, interest and fees receivable, at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates. Similarly, our valuation of notes payable associated with structured financings, at fair value is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including:  estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates.

The estimates for credit losses, payment rates, servicing costs, contractual servicing fees, costs of funds, discount rates and yields earned on credit card receivables significantly affect the reported amount of our loans, interest and fees receivable, at fair value and our notes payable associated with structured financings, at fair value on our consolidated balance sheets, and they likewise affect our changes in fair value of loans, interest and fees receivable recorded at fair value and changes in fair value of notes payable associated with structured financings recorded at fair value categories within our fees and related income on earning assets line item on our consolidated statements of operations.

Allowance for Uncollectible Loans, Interest and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on a consumer; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of uncollectible loans, interest and fees receivable, our results of operations and liquidity could be materially affected.

RELATED PARTY TRANSACTIONS

Under a shareholders’ agreement which we entered into with certain shareholders, including David G. Hanna, Frank J. Hanna, III and certain trusts that were Hanna affiliates following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that is a party to the agreement may elect to sell his shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

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

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the three months ended March 31, 2020 and 2019, we received $73,224 and $69,257, respectively, of reimbursed costs from HBR associated with these leased employees.

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

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the duration and magnitude of the impact the novel coronavirus, or COVID-19, could have on credit usage and payments;
•	the impact of COVID-19 on capital markets;
•	the availability of adequate financing to support growth;
•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowances for uncollectible loans, interest and fees receivable and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of uncertainties as to the profitability of our business model going forward and our inability to achieve consistent earnings from our operations in recent years.  Additionally, the impact of COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. The global impact of the outbreak has led to many countries instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance and financial results.

For additional information, see "—Other Risks of Our Business—The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital".

Our Cash Flows and Net Income Are Dependent Upon Payments from Our Investments in Receivables

The collectability of our investments in receivables is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which consumers repay their accounts or become delinquent, and the rate at which consumers borrow funds.  Deterioration in these factors would adversely impact our business.  In addition, to the extent we have over-estimated collectability, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

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

If additional financing facilities are not available in the future on terms we consider acceptable, we will not be able to purchase additional receivables and those receivables may contract in size.

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

The recent growth of our investments in point-of-sale finance and direct-to-consumer receivables may not be indicative of our ability to grow such receivables in the future.  Our period-end managed receivables balance for point-of-sale finance and direct-to-consumer receivables grew to $911.7 million at March 31, 2020 from $472.3 million at March 31, 2019. The amount of such receivables has fluctuated significantly over the course of our operating history.  Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Other Risks of Our Business

The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.  On March 13, 2020, the President declared a national emergency under the National Emergencies Act due to a new strain of coronavirus, originating in Wuhan, China (the "COVID-19" outbreak)  Measures taken across the U.S. and worldwide to mitigate the spread of the virus have significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. Our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to finance purchases.

The extent to which COVID-19 will impact our business, results of operations and financial condition is dependent on many factors, which are highly uncertain, including, but not limited to, the duration and severity of the outbreak, the actions to contain the virus or mitigate its impact, and how quickly and to what extent normal economic and operating conditions will resume. If we experience a prolonged decline in purchases of receivables or increase in delinquencies, our results of operations and financial condition could be materially adversely affected.

We routinely engage in discussions with customers, some of whom have indicated that they have experienced economic hardship due to the COVID-19 pandemic and have requested payment deferral or forbearance or other modifications of their accounts. While we are addressing requests for relief, we may still experience higher instances of default. Additionally, the COVID-19 pandemic could adversely affect our liquidity position and could limit our ability to grow our business or fully execute on our business strategy. Furthermore, the COVID-19 pandemic could negatively impact our access to capital.

The COVID-19 pandemic also resulted in us modifying certain business practices, such as restricting employee travel and executing on a company-wide remote work program. We may take further actions as required by government authorities or as we determine to be in the best interests of our employees and consumers. We may experience disruptions due to a number of operational factors, including, but not limited to:

●	increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased e-commerce and other online activity;
●

challenges to the security, availability and reliability of our information technology platform due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases affecting our employees or affecting the systems or employees of our partners; and

●	an increased volume of borrower and regulatory requests for information and support, or new regulatory requirements, which could require additional resources and costs to address.

Even after the COVID-19 pandemic has subsided, our business may continue to be unfavorably impacted by the economic turmoil caused by the pandemic. There are no recent comparable events that could serve to indicate the ultimate effect the COVID-19 pandemic may have and, as such, we do not at this time know what the extent of the impact of the COVID-19 pandemic will be on our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it also may heighten other risks described in this Part II, Item 1A.

For additional discussion of the impact of COVID-19 on our business, see additional risk factors included in this Part II, Item 1A, as well as Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

If we are unable to protect our information systems against service interruption, our operations could be disrupted and our reputation may be damaged. We rely heavily on networks and information systems and other technology, that are largely hosted by third-parties to support our business processes and activities, including processes integral to the origination and collection of loans and other financial products, and information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. Because information systems are critical to many of our operating activities, our business may be impacted by hosted system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups, geopolitical events, natural disasters, pandemics, failures or impairments of telecommunications networks, or other catastrophic events. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to collect payments in a timely manner. We also could be required to spend significant financial and other resources to repair or replace networks and information systems.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Our systems also are subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, pandemic, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions, delays, and loss of critical data, and result in lengthy interruptions in our services. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

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

Our allowance for uncollectible loans is determined based upon both objective and subjective factors and may not be adequate to absorb loan losses. We face the risk that customers will fail to repay their loans in full. Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value.  We determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on a consumer; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. Actual losses are difficult to forecast, especially if such losses are due to factors beyond our historical experience or control. As a result, our allowance for uncollectible loans may not be adequate to absorb incurred losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

As of March 31, 2020, Atlanticus Holdings Corporation had outstanding: $733.7 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $46.1 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, “Notes Payable,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of March 31, 2020, our subsidiaries had total liabilities of approximately $773.1 million (including the $733.7 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31	—	$—	—	4,391,318
February 1 - February 29	6,595	$12.05	6,000	4,385,318
March 1 - March 31	68,129	$7.04	66,611	4,318,707
Total	74,724	$7.48	72,611	4,318,707

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 2,113 such shares returned to us during the three months ended March 31, 2020.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2022.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

May 15, 2020	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)