Form 10-Q
period 2020-06-30
Atlanticus Holdings Corp
filed 2020-08-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2020

of

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

As of August 7, 2020, 15,997,173 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2020	2019

Assets
Unrestricted cash and cash equivalents (including $86.0 million and $78.7 million associated with variable interest entities at June 30, 2020 and December 31, 2019, respectively)	$139,179	$135,379
Restricted cash and cash equivalents (including $28.8 million and $25.9 million associated with variable interest entities at June 30, 2020 and December 31, 2019, respectively)	38,864	41,015
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $110.3 million and $3.9 million associated with variable interest entities at June 30, 2020 and December 31, 2019, respectively)	177,886	4,386
Loans, interest and fees receivable, gross (including $648.0 million and $857.2 million associated with variable interest entities at June 30, 2020 and December 31, 2019, respectively)	769,230	998,209
Allowances for uncollectible loans, interest and fees receivable (including $147.6 million and $168.8 million associated with variable interest entities at June 30, 2020 and December 31, 2019, respectively)	(158,091)	(186,329)
Deferred revenue (including $14.5 million and $40.7 million associated with variable interest entities at June 30, 2020 and December 31, 2019, respectively)	(50,610)	(90,307)
Net loans, interest and fees receivable	738,415	725,959
Property at cost, net of depreciation	2,848	2,738
Investments in equity-method investee	1,424	1,957
Deposits	102	104
Operating lease right-of-use assets	11,742	14,091
Prepaid expenses and other assets	11,675	15,023
Total assets	$944,249	$936,266
Liabilities
Accounts payable and accrued expenses	$34,169	$41,617
Operating lease liabilities	18,159	22,259
Notes payable, at face value (including $636.2 million and $701.1 million associated with variable interest entities at June 30, 2020 and December 31, 2019, respectively)	691,860	749,209
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	3,440	3,920
Convertible senior notes	24,235	24,091
Income tax liability	11,769	5,785
Total liabilities	783,632	846,881

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at June 30, 2020 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2019 (Note 4)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,200	49,050

Shareholders' Equity
Common stock, no par value, 150,000,000 shares authorized: 15,904,173 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at June 30, 2020; and 15,885,314 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2019	—	—
Paid-in capital	205,295	212,692
Accumulated other comprehensive income	—	—
Retained deficit	(183,196)	(211,786)
Total shareholders’ equity	22,099	906
Noncontrolling interests	(682)	(571)
Total equity	21,417	335
Total liabilities, preferred stock and shareholders' equity	$944,249	$936,266

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Consumer loans, including past due fees	$100,046	$55,091	$203,102	$105,481
Other	67	109	158	178
Total interest income	100,113	55,200	203,260	105,659
Interest expense	(12,252)	(12,014)	(25,836)	(23,160)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	87,861	43,186	177,424	82,499
Changes in fair value of loans, interest and fees receivable recorded at fair value	(25,211)	371	(40,698)	370
Fees and related income on earning assets	32,562	14,766	67,825	26,031
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	(374)	(271)	(640)	(525)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(32,530)	(48,414)	(99,866)	(83,012)
Net interest income, fees and related income on earning assets	62,308	9,638	104,045	25,363
Other operating income:
Servicing income	488	375	1,092	1,061
Other income	2,422	28,570	4,544	45,414
Equity in income of equity-method investee	79	225	13	452
Total other operating income	2,989	29,170	5,649	46,927
Other operating expense:
Salaries and benefits	6,508	6,435	14,018	13,026
Card and loan servicing	15,601	11,527	31,438	21,971
Marketing and solicitation	10,190	9,110	19,507	15,497
Depreciation	320	283	605	572
Other	4,586	4,021	9,387	7,899
Total other operating expense	37,205	31,376	74,955	58,965
Income before income taxes	28,092	7,432	34,739	13,325
Income tax expense	(4,975)	(2,250)	(6,260)	(2,488)
Net income	23,117	5,182	28,479	10,837
Net loss attributable to noncontrolling interests	48	62	111	120
Net income attributable to controlling interests	$23,165	$5,244	$28,590	$10,957
Preferred dividends	$(4,736)	$—	$(7,495)	$—
Net income attributable to common shareholders	$18,429	$5,244	$21,095	$10,957
Net income attributable to common shareholders per common share—basic	$1.28	$0.36	$1.46	$0.76
Net income attributable to common shareholders per common share—diluted	$0.93	$0.35	$1.12	$0.74

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$23,117	$5,182	$28,479	$10,837
Other comprehensive income (loss):
Foreign currency translation adjustment	—	2,011	—	498
Comprehensive income	23,117	7,193	28,479	11,335
Comprehensive loss attributable to noncontrolling interests	48	62	111	120
Comprehensive income attributable to controlling interests	$23,165	$7,255	$28,590	$11,455
Comprehensive income attributable to controlling interests to common shareholders	$18,429	$7,255	$21,095	$11,455

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

For the Three and Six Months Ended June 30, 2020 and June 30, 2019

(Dollars in thousands)

	Common Stock							Temporary Equity
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2019	15,885,314	$—	$212,692	$—	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(75)	—	—	—	(75)	75	—
Preferred dividends	—	—	(2,684)	—	—	—	(2,684)	—	—
Stock option exercises and proceeds related thereto	2,000	—	6	—	—	—	6	—	—
Compensatory stock issuances, net of forfeitures	64,915	—	—	—	—	—	—	—	—
Contributions by preferred unit holders	—	—	—	—	—	—	—	50,000	—
Deferred stock-based compensation costs	—	—	368	—	—	—	368	—	—
Redemption and retirement of shares	(74,724)	—	(559)	—	—	—	(559)	—	—
Comprehensive income	—	—	—	—	5,425	(63)	5,362	—	—
Balance at March 31, 2020	15,877,505	$—	$209,748	$—	$(206,361)	$(634)	$2,753	$99,125	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(75)	—	—	—	(75)	75	—
Preferred dividends	—	—	(4,661)	—	—	—	(4,661)	—	—
Stock option exercises and proceeds related thereto	37,667	—	114	—	—	—	114	—	—
Deferred stock-based compensation costs	—	—	281	—	—	—	281	—	—
Redemption and retirement of shares	(10,999)	—	(112)	—	—	—	(112)	—	—
Comprehensive income	—	—	—	—	23,165	(48)	23,117	—	—
Balance at June 30, 2020	15,904,173	$—	$205,295	$—	$(183,196)	$(682)	$21,417	$99,200	$40,000

	Common Stock							Temporary Equity
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)	$—	$—
Cumulative effects from adoption of new lease standard	—	—	—	—	555	—	555	—	—
Stock option exercises and proceeds related thereto	419,500	—	1,065	—	—	—	1,065	—	—
Deferred stock-based compensation costs	—	—	412	—	—	—	412	—	—
Redemption and retirement of shares	(5,944)	—	(21)	—	—	—	(21)	—	—
Comprehensive income	—	—	—	(1,513)	5,713	(58)	4,142	—	—
Balance at March 31, 2019	15,977,130	$—	$214,891	$2,045	$(232,516)	$(396)	$(15,976)	$—	$—
Stock option exercises and proceeds related thereto	6,000	—	18	—	—	—	18	—	—
Compensatory stock issuances, net of forfeitures	205,000	—	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	440	—	—	—	440	—	—
Redemption and retirement of shares	(64,845)	—	(238)	—	—	—	(238)	—	—
Comprehensive income	—	—	—	2,011	5,244	(62)	7,193	—	—
Balance at June 30, 2019	16,123,285	$—	$215,111	$4,056	$(227,272)	$(458)	$(8,563)	$—	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$28,479	$10,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,955	3,775
Losses upon impairment of loans, interest and fees receivable recorded at fair value	640	525
Provision for losses on loans, interest and fees receivable	99,866	83,012
Interest expense from accretion of discount on notes	288	470
Income from accretion of merchant fees and discount associated with receivables purchases	(66,526)	(48,316)
Unrealized losses (gains) on loans, interest and fees receivable and underlying notes payable held at fair value	40,218	(1,697)
Amortization of deferred loan costs	2,583	1,417
Income from equity-method investments	(13)	(452)
Deferred stock-based compensation costs	649	440
Lease liability payments	(5,101)	(4,999)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(19,847)	1,171
Increase in income tax liability	5,984	2,252
Decrease in deposits	2	20
Decrease in accounts payable and accrued expenses	(10,605)	(6,462)
Other	3,387	(2,264)
Net cash provided by operating activities	83,959	39,729

Investing activities
Proceeds from equity-method investee	546	875
Investments in earning assets	(570,651)	(433,277)
Proceeds from earning assets	503,365	290,936
Purchases and development of property, net of disposals	(714)	(94)
Net cash used in investing activities	(67,454)	(141,560)

Financing activities
Proceeds from issuance of preferred units	50,000	—
Preferred dividends	(4,187)	—
Proceeds from exercise of stock options	121	1,083
Purchase and retirement of outstanding stock	(671)	(259)
Proceeds from borrowings	104,209	349,701
Repayment of borrowings	(164,284)	(245,043)
Net cash (used in) provided by financing activities	(14,812)	105,482
Effect of exchange rate changes on cash	(44)	(311)
Net increase in cash and cash equivalents	1,649	3,340
Cash and cash equivalents and restricted cash at beginning of period	176,394	141,754
Cash and cash equivalents and restricted cash at end of period	$178,043	$145,094
Supplemental cash flow information
Cash paid for interest	$23,802	$20,890
Net cash income tax payments	$276	$236

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which provides relief to taxpayers affected by COVID-19.  The CARES Act provides direct benefits to certain consumers in the form of one-time stimulus payments, supplemental unemployment assistance and rent relief among others.  The CARES Act also provides tax relief, access to short term capital and deferrals of certain tax payments to assist companies with meeting obligations in the near term.  The Company has accounted for immediately applicable benefits under the Cares Act.

The duration and severity of the effects of COVID-19 on our financial condition, results of operations and liquidity remain highly uncertain.  Likewise, we do not know the duration and severity of the impact of COVID-19 on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. We continue to monitor the ongoing pandemic and have modified certain business practices including minimizing employee travel and executing on a company-wide remote work program.  These practices have also been adopted by certain of our third party service partners.

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

Loans, Interest and Fees Receivable

We maintain two categories of Loans, Interest and Fees Receivable on our consolidated balance sheet: those that are carried at fair value (Loans, interest and fees receivable, at fair value) and those that are carried at net amortized cost (Loans, interest and fees receivable, gross). For both categories of loans, interest and fees receivable, other than our Auto Finance receivables, interest and fees are discontinued when loans, interest and fees receivable become contractually 90 or more days past due. We charge off our Credit and Other Investments and Auto Finance segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

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

Under the fair value option for both our Securitized Receivables and our Fair Value Receivables, direct loan origination fees (such as annual and merchant fees) are taken into income when billed to the consumer or upon loan acquisition and direct loan origination costs are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in fair value are recorded in "Changes in fair value of loans, interest and fees receivable recorded at fair value" in the consolidated statements of operations in the period of the fair value changes.  Changes in the fair value of loans, interest and fees receivable recorded at fair value exclude the impact of current period charge offs associated with these receivables which are separately stated in Net losses upon impairment of loans, interest and fees receivable recorded at fair value on our consolidated statements of operations.

Further details concerning our loans, interest and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

Loans, Interest and Fees Receivable Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) a portion (those which are not part of our Fair Value Receivables) of our U.S. point-of-sale and direct-to-consumer financing and other credit products platform within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title. We purchased auto loans with outstanding principal of $45.2 million,  $92.6 million, $43.8 million and $93.2 million for the three and six months ended June 30, 2020 and 2019, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans, interest and fees receivable also contain components of deferred revenue including merchant fees on the purchases of receivables for our point-of-sale receivables and annual fee billings for our direct-to-consumer credit card receivables. Our point-of-sale and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees and loan discounts. Additionally, many of our direct-to-consumer credit card receivables have an annual membership fee that is billed to the consumer on card activation and on each anniversary of that date thereafter. As of June 30, 2020 and December 31, 2019, the weighted average remaining accretion period for the $50.6 million and $90.3 million of deferred revenue reflected in the consolidated balance sheets was 13 months and 11 months, respectively. Included within deferred revenue, are merchant fees and discounts on purchased loans of $35.2 million and $48.1 million as of June 30, 2020 and December 31, 2019, respectively.

As a result of the recent COVID-19 pandemic and subsequent declaration of a national emergency by the President on March 13, 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, ("COVID-19 Guidance"). This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the prescribed guidance, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period.  As of June 30, 2020, approximately 1.4% of accounts and their associated receivables were actively enrolled in a short-term payment deferral (representing $16.9 million of gross receivables outstanding). Nearly all of these customers are current and thus excluded from the delinquency data in the below tables. In order to establish appropriate reserves for this population we looked at various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(128.4)	$(1.8)	$(56.7)	$(186.9)
Provision for loan losses	(30.2)	(0.6)	(1.8)	(32.6)
Charge offs	48.8	0.8	23.0	72.6
Recoveries	(2.7)	(0.2)	(8.3)	(11.2)
Balance at end of period	$(112.5)	$(1.8)	$(43.8)	$(158.1)

For the Six Months Ended June 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for loan losses	(81.2)	(1.4)	(17.3)	(99.9)
Charge offs	95.0	1.7	47.3	144.0
Recoveries	(5.0)	(0.5)	(10.4)	(15.9)
Balance at end of period	$(112.5)	$(1.8)	$(43.8)	$(158.1)

As of June 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.4)	$(0.1)	$(0.5)
Balance at end of period collectively evaluated for impairment	$(112.5)	$(1.4)	$(43.7)	$(157.6)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$404.4	$89.6	$275.2	$769.2
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.9	$0.1	$1.0
Loans, interest and fees receivable collectively evaluated for impairment	$404.4	$88.7	$275.1	$768.2

For the Three Months Ended June 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.1)	$(1.6)	$(40.6)	$(85.3)
Provision for loan losses	(28.9)	(1.1)	(18.4)	(48.4)
Charge offs	17.1	1.5	17.1	35.7
Recoveries	(0.4)	(0.4)	(1.4)	(2.2)
Balance at end of period	$(55.3)	$(1.6)	$(43.3)	$(100.2)

For the Six Months Ended June 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)
Provision for loan losses	(48.6)	(2.0)	(32.4)	(83.0)
Charge offs	29.4	2.4	34.2	66.0
Recoveries	(0.7)	(0.7)	(2.6)	(4.0)
Balance at end of period	$(55.3)	$(1.6)	$(43.3)	$(100.2)

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.4)	$(0.1)	$(0.5)
Balance at end of period collectively evaluated for impairment	$(121.3)	$(1.2)	$(63.3)	$(185.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.1	$0.1	$2.2
Loans, interest and fees receivable collectively evaluated for impairment	$509.2	$87.7	$399.1	$996.0

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of June 30, 2020 and December 31, 2019 is as follows:

As of June 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.9	$5.9	$4.9	$18.7
60-89 days past due	10.9	1.9	4.7	17.5
90 or more days past due	41.6	2.0	17.2	60.8
Delinquent loans, interest and fees receivable, gross	60.4	9.8	26.8	97.0
Current loans, interest and fees receivable, gross	344.0	79.8	248.4	672.2
Total loans, interest and fees receivable, gross	$404.4	$89.6	$275.2	$769.2
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.3	$—	$1.3

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$21.7	$8.1	$14.0	$43.8
60-89 days past due	18.5	3.0	11.5	33.0
90 or more days past due	46.6	2.6	27.2	76.4
Delinquent loans, interest and fees receivable, gross	86.8	13.7	52.7	153.2
Current loans, interest and fees receivable, gross	422.4	76.1	346.5	845.0
Total loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.9	$—	$1.9

Troubled Debt Restructurings. As part of ongoing collection efforts, once an account, the receivable of which is included in our Credit and Other Investments segment, is 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDR”)s. The above referenced COVID-19 Guidance issued by federal bank regulatory agencies, in consultation with the FASB staff concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs.  Although we are not a financial institution, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances. As a result, the below tables exclude accounts that are included under that guidance.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020		December 31, 2019
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	14,247	36,984	10,682	14,553
Number of TDRs that have been re-aged	3,143	5,760	2,788	2,854
Amount of TDRs on non-accrual status (in thousands)	$17,755	$29,034	$14,468	$13,037
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$5,576	$5,531	$5,118	$3,104
Carrying value of TDRs (in thousands)	$12,999	$18,898	$8,864	$7,312
TDRs - Performing (carrying value, in thousands)*	$10,973	$17,195	$6,754	$6,106
TDRs - Nonperforming (carrying value, in thousands)*	$2,026	$1,703	$2,110	$1,206

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 62,040 and 22,408 accounts in the amount of $74.4 million and $33.5 million during the twelve month periods ended June 30, 2020 and June 30, 2019, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	June 30, 2020		June 30, 2019
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	4,065	6,744	2,539	2,347
Loan balance at time of charge off (in thousands)	$5,764	$6,208	$3,964	$2,561

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

Income Taxes

We experienced effective tax rates of 17.7% and 18.0%, respectively, for the three and six months ended June 30, 2020, compared to effective tax rates of 30.3% and 18.7%, respectively, for the three and six months ended June 30, 2019.  Our effective tax rates for the three and six months ended June 30, 2020 are below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Partially offsetting such effects on our effective tax rates are the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during the three and six months ended June 30, 2020.

Our effective tax rate for the three months ended June 30, 2019 was above the statutory rate principally due to (1) interest accruals on unpaid federal tax liabilities and uncertain tax positions and (2) state and foreign income tax accruals. However, it was below the statutory rate for the six months ended June 30, 2019, principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by interest accruals on unpaid federal tax liabilities and uncertain tax positions and state and foreign income tax accruals during such period.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and six months ended June 30, 2020, however, net income tax-related interest and penalties were negligible.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include: (1) fees associated with the credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer platform, and our legacy credit card receivables which include the recognition of annual fee billings and cash advance fees among others; (2) changes in fair value of notes payable associated with structured financings recorded at fair value; and (3) gains or losses associated with our investments in securities.

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

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Fees on credit products	$32,399	$14,308	$67,044	$24,604
Changes in fair value of notes payable associated with structured financings recorded at fair value	(82)	452	480	1,327
Other	245	6	301	100
Total fees and related income on earning assets	$32,562	$14,766	$67,825	$26,031

Other income

Other income includes revenues associated with ancillary product offerings and interchange revenues.  We recognize these fees as income in the period earned. Included in Other income for the three and six months ended June 30, 2019 is $26.0 and $41.4 million, respectively, associated with reductions in accruals related to one of our portfolios. The accrual was based upon our estimate of the amount that may be claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims. The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim.

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

	Credit and
For the Three Months Ended June 30, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,842	$—	$1,842
Servicing income	240	248	488
Service charges and other customer related fees	564	16	580
Total revenue from contracts with customers	$2,646	$264	$2,910

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Six Months Ended June 30, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$3,822	$—	$3,822
Servicing income	624	468	1,092
Service charges and other customer related fees	689	33	722
Total revenue from contracts with customers	$5,135	$501	$5,636

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Three Months Ended June 30, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,912	$—	$1,912
Servicing income	135	240	375
Service charges and other customer related fees	679	16	695
Total revenue from contracts with customers	$2,726	$256	$2,982

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Six Months Ended June 30, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,840	$—	$2,840
Servicing income	554	507	1,061
Service charges and other customer related fees	1,108	33	1,141
Total revenue from contracts with customers	$4,502	$540	$5,042

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

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after June 30, 2020, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both June 30, 2020 and December 31, 2019, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the six months ended June 30, 2020 and 2019 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2020	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$92,140	$7,906	$100,046
Other	67	—	67
Total interest income	92,207	7,906	100,113
Interest expense	(11,977)	(275)	(12,252)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$80,230	$7,631	$87,861
Changes in fair value of loans, interest and fees receivable recorded at fair value	$(25,211)	$—	$(25,211)
Fees and related income on earning assets	$32,539	$23	$32,562
Servicing income	$240	$248	$488
Equity in income of equity-method investee	$79	$—	$79
Income before income taxes	$25,924	$2,168	$28,092
Income tax expense	$(4,403)	$(572)	$(4,975)

Six Months Ended June 30, 2020	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$187,302	$15,800	$203,102
Other	158	—	158
Total interest income	187,460	15,800	203,260
Interest expense	(25,152)	(684)	(25,836)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$162,308	$15,116	$177,424
Changes in fair value of loans, interest and fees receivable recorded at fair value	$(40,698)	$—	$(40,698)
Fees and related income on earning assets	$67,781	$44	$67,825
Servicing income	$624	$468	$1,092
Equity in income of equity-method investee	$13	$—	$13
Income before income taxes	$30,991	$3,748	$34,739
Income tax expense	$(5,279)	$(981)	$(6,260)
Total assets	$864,557	$79,692	$944,249

Three Months Ended June 30, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$47,168	$7,923	$55,091
Other	109	—	109
Total interest income	47,277	7,923	55,200
Interest expense	(11,583)	(431)	(12,014)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$35,694	$7,492	$43,186
Changes in fair value of loans, interest and fees receivable recorded at fair value	$371	$—	$371
Fees and related income on earning assets	$14,682	$84	$14,766
Servicing income	$135	$240	$375
Equity in income of equity-method investee	$225	$—	$225
Income before income taxes	$5,958	$1,474	$7,432
Income tax expense	$(1,914)	$(336)	$(2,250)

Six Months Ended June 30, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$89,840	$15,641	$105,481
Other	178	—	178
Total interest income	90,018	15,641	105,659
Interest expense	(22,352)	(808)	(23,160)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$67,666	$14,833	$82,499
Changes in fair value of loans, interest and fees receivable recorded at fair value	$370	$—	$370
Fees and related income on earning assets	$25,919	$112	$26,031
Servicing income	$554	$507	$1,061
Equity in income of equity-method investee	$452	$—	$452
Income before income taxes	$10,165	$3,160	$13,325
Income tax expense	$(1,675)	$(813)	$(2,488)
Total assets	$630,985	$79,373	$710,358

4.	Shareholders’ Equity and Preferred Stock

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

During the three and six months ended June 30, 2020, we repurchased and contemporaneously retired 10,999 and 85,723 shares of our common stock at an aggregate cost of $112,000 and $671,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.  During the three and six months ended June 30, 2019, we repurchased and contemporaneously retired 64,845 and 70,789 shares of our common stock at an aggregate cost of $238,000 and $259,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at June 30, 2020 and December 31, 2019, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

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

Our equity-method investment outstanding at June 30, 2020 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	June 30, 2020	December 31, 2019
Loans, interest and fees receivables, at fair value	$1,983	$2,757
Total assets	$2,120	$2,922
Total liabilities	$11	$13
Members’ capital	$2,109	$2,909

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income, fees and related income on earning assets	$153	$338	$92	$680
Net income	$118	$290	$19	$579
Net income attributable to our equity investment investee	$79	$225	$13	$452

6.	Fair Values of Assets and Liabilities

As previously discussed, as of January 1, 2020, we elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020. We estimate the fair value of these receivables using a discounted cash flow model, and reevaluate the fair value of our Fair Value Receivables at the end of each quarter. Additionally, we may adjust our models to reflect macro events that we believe market participants would consider relevant. With the aforementioned market impacts of COVID-19 and related government stimulus and relief measures, we have included some expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in chargeoffs and decrease in payments) above what historical trends would suggest.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2020 and December 31, 2019 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2020 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$666,536	$560,529
Loans, interest and fees receivable, at fair value	$—	$—	$177,886	$177,886

Assets – As of December 31, 2019 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$781,208	$721,573
Loans, interest and fees receivable, at fair value	$—	$—	$4,386	$4,386

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2020 and 2019:

	Loans, Interest and Fees Receivables, at Fair Value
	2020	2019
Balance at January 1,	$4,386	$6,306
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	(40,698)	370
Purchases	252,563	—
Settlements	(68,568)	(1,772)
Finance and fees	30,203	—
Balance at June 30,	$177,886	$4,904

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. Impacts related to foreign currency translation are included as a component of other operating expense on the consolidated statements of operations when recognized.

Net Revaluation of Loans, Interest and Fees Receivable. We record the net revaluation of loans, interest and fees receivable (including those pledged as collateral) within "Changes in fair value of loans, interest and fees receivable recorded at fair value" in the consolidated statements of operations in the period of the fair value changes. The net revaluation of loans, interest and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates. Interest income on receivables underlying our asset classes that are carried at fair value in our consolidated financial statements is recorded in Interest income - Consumer loans, including past due fees in our consolidated statements of operations.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at June 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$177,886	Discounted cash flows	Gross yield, net of finance charge charge-offs	26.5% to 55.3% (40.2%)
			Payment rate	4.7% to 11.3% (8.6%)
			Expected principal credit loss rate	11.2% to 30.0% (23.2%)
			Servicing rate	3.2% to 24.6% (4.5%)
			Discount rate	12.7% to 13.5% (13.3%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$4,386	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.5% to 53.7% (28.6%)
			Payment rate	4.0% to 9.5% (4.6%)
			Expected principal credit loss rate	10.5% to 41.7% (14.0%)
			Servicing rate	11.3% to 16.9% (11.9%)
			Discount rate	14.3% to 14.3% (14.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2020 and December 31, 2019 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$656,025	$656,025
Amortizing debt facilities	$—	$—	$35,835	$35,835
Notes payable to related parties	$—	$—	$—	$—
Convertible senior notes	$—	$19,965	$—	$24,235
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$3,440	$3,440

Liabilities – As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$720,687	$720,687
Amortizing debt facilities	$—	$—	$28,522	$28,522
Notes payable to related parties	$—	$—	$—	$—
Convertible senior notes	$—	$16,920	$—	$24,091
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$3,920	$3,920

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2020 and 2019.

	Notes Payable Associated with Structured Financings, at Fair Value
	2020	2019
Balance at January 1,	$3,920	$5,651
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(480)	(1,327)
Repayments on outstanding notes payable, net	—	—
Balance at June 30,	$3,440	$4,324

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at June 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,440	Discounted cash flows	Gross yield, net of finance charge charge-offs	26.5%
			Payment rate	4.7%
			Expected principal credit loss rate	12.4%
			Discount rate	13.2%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,920	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.5%
			Payment rate	4.0%
			Expected principal credit loss rate	10.5%
			Discount rate	14.3%

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2020 and December 31, 2019 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2020	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$448	$207,591
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$392	$177,494
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$343
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$14	$2,005

As of December 31, 2019	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$644	$5,280
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$466	$3,920
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$8
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$28	$185

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2020	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2019
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$3,440	$3,920

7.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	June 30, 2020	December 31, 2019
Unrestricted cash and cash equivalents	$86.0	$78.7
Restricted cash and cash equivalents	$28.8	$25.9
Loans, interest and fees receivable, at fair value	$110.3	$3.9
Loans, interest and fees receivable, gross	$648.0	$857.2
Allowances for uncollectible loans, interest and fees receivable	$(147.6)	$(168.8)
Deferred revenue	$(14.5)	$(40.7)
Total Assets held by VIEs	$711.0	$756.2
Notes Payable, at face value held by VIEs	$636.2	$701.1
Notes Payable, at fair value held by VIEs	$3.4	$3.9
Maximum exposure to loss due to involvement with VIEs	$603.1	$654.3

8.	Leases

We have operating leases primarily associated with our corporate offices and regional service centers as well as for certain equipment. Our leases have remaining lease terms of 1 to 5 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods. Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space. The terms of the sublease arrangement generally coincide with the underlying lease. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost, gross	$1,725	$1,727	$3,445	$3,436
Sublease income	(1,282)	(1,282)	(2,567)	(2,565)
Net Operating lease cost	$443	$445	$878	$871
Cash paid under operating leases, gross	$2,561	$2,507	$5,101	$4,999

Weighted average remaining lease term - months	24
Weighted average discount rate	6.9%

As of June 30, 2020, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2020 (excluding the six months ended June 30, 2020)	$5,155	$(3,581)	$1,574
2021	10,265	(7,315)	2,950
2022	4,448	(3,112)	1,336
2023	172	—	172
2024	77	—	77
Thereafter	24	—	24
Total lease payments	20,141	(14,008)	6,133
Less imputed interest	(1,982)
Total	$18,159

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of June 30, 2020, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2020 and December 31, 2019, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2020 and December 31, 2019, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of June 30, 2020 and December 31, 2019.

	Carrying Amounts at Fair Value as of
	June 30, 2020	December 31, 2019
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of June 30, 2020 ($101.3 million as of December 31, 2019) bearing interest at a weighted average 5.7% interest rate, based upon LIBOR, at June 30, 2020 (6.9% at December 31, 2019), which is secured by credit card receivables and restricted cash aggregating $3.4 million as of June 30, 2020 ($3.9 million as of December 31, 2019) in carrying amount	$3.4	$3.9

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $3.4 million in fair value of the structured financing facility indicated in the above table is $3.4 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at June 30, 2020.

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

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of June 30, 2020 and December 31, 2019 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2020	December 31, 2019

Revolving credit facilities at a weighted average interest rate equal to 5.3% at June 30, 2020 (6.0% at December 31, 2019) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $648.6 million as of June 30, 2020 ($740.4 million at December 31, 2019)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2021) (1) (2) (3)	$35.5	$39.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2022) (2) (3) (4) (5)	31.1	40.5
Revolving credit facility, not to exceed $70.0 million (expiring February 8, 2022) (3) (4) (5) (6)	5.7	25.8
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2021) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2021) (2) (4) (5)	9.6	14.6
Revolving credit facility, not to exceed $100.0 million (expiring November 16, 2020) (3) (4) (5) (6)	3.8	—
Revolving credit facility, not to exceed $167.3 million (expiring November 15, 2023) (3) (4) (5) (6)	167.3	167.3
Revolving credit facility, not to exceed $200.0 million (expiring December 15, 2022) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $15.0 million (expiring December 21, 2020) (2) (3) (4) (5)	4.9	8.6
Revolving credit facility, not to exceed $50.0 million (expiring September 19, 2021) (2) (3) (4) (5)	5.5	15.0
Other facilities
Other debt with a weighted annual rate equal to 2.7%	3.2	1.2
Unsecured term debt (expiring August 26, 2024) with an annual rate equal to 8.0% (3)	17.4	17.4
Amortizing debt facility (expiring December 31, 2020) (2) (4) (5)	7.8	19.4
Amortizing debt facility (expiring September 30, 2021) with an annual rate equal to 4.7% (2) (3) (4) (5)	7.5	10.0
Total notes payable before unamortized debt issuance costs and discounts	699.3	758.9
Unamortized debt issuance costs and discounts	(7.4)	(9.7)
Total notes payable outstanding	$691.9	$749.2

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of June 30, 2020, the LIBOR rate was 0.16% and the prime rate was 3.25%.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $31.1 million was drawn as of June 30, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2022 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus who is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $35.5 million was drawn as of June 30, 2020). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of June 30, 2020, the borrowing limit was $55.0 million and the maturity was November 1, 2021. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2016, we (through a wholly owned subsidiary) entered a credit facility with a $20.0 million borrowing limit available to the extent of outstanding eligible principal receivables (of which $7.8 million was drawn as of June 30, 2020). In periods subsequent to December 2016, we amended the original agreement to either extend the maturity date and/or reduce the capacity of this credit facility. As of June 30, 2020, the facility matures on December 31, 2020 and the borrowing limit was $7.8 million. The facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 5.0%. The note is guaranteed by Atlanticus.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $5.7 million was outstanding as of June 30, 2020) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $4.9 million was drawn as of June 30, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on December 21, 2020 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $3.8 million was outstanding as of June 30, 2020) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The facilities mature on June 11, 2021 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In September 2018, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $5.5 million was drawn as of June 30, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 6.5%. The loan is subject to certain affirmative covenants, including a charge-off and delinquency test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

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

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $9.6 million was drawn as of June 30, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

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

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit (of which $7.5 million was drawn as of June 30, 2020) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 4.5%. The facility matures on September 30, 2021 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

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

In July 2020, we sold $100.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down some of our existing revolving facilities associated with our point-of-sale receivables, and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.47%.

As of June 30, 2020, we were in compliance with the covenants underlying our various notes payable.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2020	December 31, 2019
Face amount of convertible senior notes	$33,839	$33,839
Discount	(9,604)	(9,748)
Net carrying value	$24,235	$24,091
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $1.4 billion at June 30, 2020. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit. We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2020, CAR had unfunded outstanding floor-plan financing commitments totaling $11.6 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $10.0 million remains pledged as of June 30, 2020 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2020, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event.  Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program was $19.0 million as of June 30, 2020 (of which we have accrued $1.3 million as of June 30, 2020 based on current claims). We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future.

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

12.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to controlling interests	$23,165	$5,244	$28,590	$10,957
Preferred stock and preferred unit dividends and accretion	(4,736)	—	(7,495)	—
Net income attributable to common shareholders—basic	18,429	5,244	21,095	10,957
Effect of dilutive preferred stock dividends and accretion	596	—	1,193	—
Net income attributable to common shareholders—diluted	$19,025	$5,244	$22,288	$10,957
Denominator:
Basic (including unvested share-based payment awards) (1)	14,427	14,627	14,432	14,491
Effect of dilutive stock compensation arrangements and exchange of preferred stock	5,921	281	5,460	321
Diluted (including unvested share-based payment awards) (1)	20,348	14,908	19,892	14,812
Net income attributable to common shareholders per share—basic	$1.28	$0.36	$1.46	$0.76
Net income attributable to common shareholders per share—diluted	$0.93	$0.35	$1.12	$0.74

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 418,081 and 445,984, respectively, for the three and six months ended June 30, 2020, compared to 505,416 and 451,879, respectively, for the three and six months ended June 30, 2019.

As their effects were anti-dilutive, we excluded stock options to purchase 1.0 million shares, and 1.0 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and six months ended June 30, 2019, respectively.  No stock options were excluded for either the three or six months ended June 30, 2020.

For the three and six months ended June 30, 2020 and 2019, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per share of common stock calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 1.4 million shares, which could be included in diluted share counts in net income per share of common stock calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of June 30, 2020, 60,085 shares remained available for issuance under the ESPP and 1,735,430 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and six months ended June 30, 2020 and 2019.

Restricted Stock and Restricted Stock Units

During the six months ended June 30, 2020 and 2019, we granted 58,248 and 205,000 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.6 million and $0.7 million, respectively. We incurred expenses of $0.4 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2020, our unamortized deferred compensation costs associated with unvested restricted stock awards were $0.8 million with a weighted-average remaining amortization period of 1.4 years.

Stock Options

Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.1 million, $0.2 million, $0.2 million and $0.4 million related to stock option-related compensation costs during the three and six months ended June 30, 2020 and 2019, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,687,499	$3.66
Issued	—	$—
Exercised	(39,667)	$3.04
Cancelled/Forfeited	—	$—
Outstanding at June 30, 2020	2,647,832	$3.67	1.8	$17,671,760
Exercisable at June 30, 2020	2,043,835	$3.15	1.3	$14,685,601

We had $0.3 million and $0.5 million of unamortized deferred compensation costs associated with unvested stock options as of June 30, 2020 and December 31, 2019, respectively.

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

Borrowers impacted by COVID-19 who request hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, we anticipate that the rising unemployment rate, while partially mitigated by the effects of government stimulus and relief measures, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act, may result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchants and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19 and related government stimulus and relief measures could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part II, Item 1A “Risk Factors” and, in particular, “– The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2020	2019	from 2019 to 2020
Total interest income	$100,113	$55,200	$44,913
Interest expense	(12,252)	(12,014)	(238)
Fees and related income on earning assets:
Fees on credit products	32,399	14,308	18,091
Changes in fair value of loans, interest and fees receivable recorded at fair value	(25,211)	371	(25,582)
Changes in fair value of notes payable associated with structured financings recorded at fair value	(82)	452	(534)
Other	245	6	239
Other operating income:
Servicing income	488	375	113
Other income	2,422	28,570	(26,148)
Equity in income of equity-method investee	79	225	(146)
Total	$98,201	$87,493	$10,708
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	374	271	(103)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	32,530	48,414	15,884
Other operating expenses:
Salaries and benefits	6,508	6,435	(73)
Card and loan servicing	15,601	11,527	(4,074)
Marketing and solicitation	10,190	9,110	(1,080)
Depreciation	320	283	(37)
Other	4,586	4,021	(565)
Net income	23,117	5,182	17,935
Net loss attributable to noncontrolling interests	48	62	(14)
Net income attributable to controlling interests	23,165	5,244	17,921
Net income attributable to controlling interests to common shareholders	18,429	5,244	13,185

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2020	2019	from 2019 to 2020
Total interest income	$203,260	$105,659	$97,601
Interest expense	(25,836)	(23,160)	(2,676)
Fees and related income on earning assets:
Fees on credit products	67,044	24,604	42,440
Changes in fair value of loans, interest and fees receivable recorded at fair value	(40,698)	370	(41,068)
Changes in fair value of notes payable associated with structured financings recorded at fair value	480	1,327	(847)
Other	301	100	201
Other operating income:
Servicing income	1,092	1,061	31
Other income	4,544	45,414	(40,870)
Equity in income of equity-method investee	13	452	(439)
Total	$210,200	$155,827	$54,373
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	640	525	(115)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	99,866	83,012	(16,854)
Other operating expenses:
Salaries and benefits	14,018	13,026	(992)
Card and loan servicing	31,438	21,971	(9,467)
Marketing and solicitation	19,507	15,497	(4,010)
Depreciation	605	572	(33)
Other	9,387	7,899	(1,488)
Net income	28,479	10,837	17,642
Net loss attributable to noncontrolling interests	111	120	(9)
Net income attributable to controlling interests	28,590	10,957	17,633
Net income attributable to controlling interests to common shareholders	21,095	10,957	10,138

Three and Six Months Ended June 30, 2020, Compared to Three and Six Months Ended June 30, 2019

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $602.3 million as of June 30, 2019 to $895.1 million as of June 30, 2020. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations throughout 2020. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. As discussed elsewhere in this Report, we elected the fair value option to account for certain loan receivables associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020.  As a result, merchant fees that are associated with the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period.  As discussed above, consumer spending behavior has been impacted negatively by COVID-19 and continues to impact our ability to acquire new receivables.  Absent the continued unknown impacts of COVID-19 and related government stimulus and relief measures on future consumer spending behavior or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable, the earlier recognition of these merchant fees is expected to further increase our period-over-period results in the near term.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable associated with our point-of-sale and direct-to-consumer platform increased from $469.2 million as of June 30, 2019 to $643.2 million as of June 30, 2020. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We expect increasing levels of direct-to-consumer fee income throughout 2020 as we continue to invest in new credit card receivables. For credit card receivables for which we use fair value accounting (including those that we elected the fair value option for on January 1, 2020), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout the year commensurate with growth in these receivables.  Inversely, we expect our change in fair value of notes payable associated with structured financings for our legacy credit card receivables recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.  Additionally, we expect to recognize certain fee billings (such as annual membership fees) associated with receivables accounted for under fair value as they are billed to the consumer (as opposed to deferred fee recognition), which, absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable, will further increase the expected levels of fee income in the near term.

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

Other income. Included within our other income category are ancillary and interchange revenues. Given recent growth associated with new credit card receivables, we expect ancillary and interchange revenues to grow throughout the year. Also included within our other income category for the three and six months ended June 30, 2019 is $26.0 and $41.4 million associated with reductions in accruals related to one of our portfolios.  The original accrual was based upon our estimate of the amount that may be claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim.

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

Net losses upon impairment of loans, interest and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheets. We have experienced a general trending decline in this category as our legacy credit card portfolios diminished.  As discussed above, we expect future trending increases in the third and fourth quarter of 2020 due to our election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020.  These increases will be abated somewhat as we continue to liquidate our historical credit card receivables.  Further, the unknown impacts of COVID-19 could lead to increased variability in our expected charge-offs.

Provision for losses on loans, interest and fees receivable recorded at net realizable value. Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period increase in this category between the six months ended June 30, 2020 and 2019 primarily reflecting the effects of volume associated with point-of-sale and direct-to-consumer finance receivables (i.e., growth of new product receivables and their subsequent maturation).  Changes in credit quality also impacted our provision for losses on loans, interest and fees receivable recorded at net realizable value to a lesser degree due to specific reserves established in the second quarter of 2020 associated with accounts that have been impacted due to COVID-19. Partially offsetting this increase was a reduction in our provision for loan losses for unearned fees and discounts applicable to certain receivables which would reduce the financial impact of an actual charge-off.  See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.  Given our adoption of fair value accounting for certain receivables acquired on or after January 1, 2020, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on our customer's ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will diminish as the underlying receivables that continue to be recorded at net realizable value liquidate.

Total other operating expense. Total other operating expense variances for the three and six months ended June 30, 2020, relative to the three and six months ended June 30, 2019, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs.  We expect some marginal increase in this cost for 2020 when compared to 2019 as we expect to maintain staffing levels and also expect modest receivable growth during the year;

•

increases in card and loan servicing expenses in the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables, which grew from $602.3 million outstanding to $895.1 million outstanding at June 30, 2019 and June 30, 2020, respectively, offset by the continued net liquidations in our legacy credit card portfolios, the receivables of which declined from $7.8 million outstanding to $5.1 million outstanding at June 30, 2019 and June 30, 2020, respectively;

•	increases in marketing and solicitation costs for the three and six months ended June 30, 2020 primarily due to volume-related increases in costs attributable to the growth in our direct-to-consumer and (to a lesser extent) retail point-of-sale portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2020 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and
•	slight decreases in other expenses primarily related to realized translation gains and losses recognized during both periods.

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

Income Taxes. We experienced effective tax rates of 17.7% and 18.0%, respectively, for the three and six months ended June 30, 2020, compared to effective tax rates of 30.3% and 18.7%, respectively, for the three and six months ended June 30, 2019.  Our effective tax rates for the three and six months ended June 30, 2020 are below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Partially offsetting such effects on our effective tax rates are the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during the three and six months ended June 30, 2020.

Our effective tax rate for the three months ended June 30, 2019 was above the statutory rate principally due to (1) interest accruals on unpaid federal tax liabilities and uncertain tax positions and (2) state and foreign income tax accruals. However, it was below the statutory rate for the six months ended June 30, 2019, principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by interest accruals on unpaid federal tax liabilities and uncertain tax positions and state and foreign income tax accruals during such period.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and six months ended June 30, 2020, however, net income tax-related interest and penalties were negligible.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable; (2) our managed receivables data exclude non-consolidated receivables (3) our managed receivables data amortize certain loan origination fees (such as annual and merchant fees) associated with our Fair Value Receivables (4) certain costs, such as claims made under credit deferral programs are recognized as settled (5) the period-end and average managed receivables data include the face value of receivables which are accounted for under the fair value option; and (6) when applicable, we exclude from our managed receivables data certain reimbursements received in respect of one of our portfolios which resulted in pre-tax income benefits within our net recovery of impairment of loans, interest and fees receivable recorded at fair value line item on our consolidated statements of operations totaling approximately $0.4 million for the three months ended September 30, 2018. This last category of reconciling items above is excluded because it does not bear on our performance in managing our credit card portfolios, including our risk management, servicing and collection activities and our valuing of purchased receivables; moreover, we do not expect to receive any further material reimbursements with respect to this portfolio.

A reconciliation of our Securitized Receivables and our Fair Value Receivables, both within our Loans, interest and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2020		2019				2018
	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Loans, interest and fees receivable, gross - Securitized Receivables	5,111	5,765	6,404	7,070	7,803	8,664	9,575	10,504
Fair value adjustment - Securitized Receivables	(1,279)	(2,080)	(2,018)	(2,545)	(2,899)	(3,270)	(3,269)	(3,379)
Loans, interest and fees receivable, at fair value - Securitized Receivables	3,832	3,685	4,386	4,525	4,904	5,394	6,306	7,125
Loans, interest and fees receivable, gross - Fair Value Receivables	215,492	101,134	—	—	—	—	—	—
Fair value adjustment - Fair Value Receivables	(41,438)	(15,425)	—	—	—	—	—	—
Loans, interest and fees receivable, at fair value - Fair Value Receivables	174,054	85,709	—	—	—	—	—	—
Loans, interest and fees receivable, at fair value	177,886	89,394	4,386	4,525	4,904	5,394	6,306	7,125

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

	At or for the Three Months Ended
	2020
	June 30	March 31
Consumer Loans, including past due fees on Fair Value Receivables	$92.1	$95.2
Other Fees on credit products on Fair Value Receivables	35.2	37.8
Change in fair value for Notes payable associated with structured financings, at fair value	0.1	(0.6)
Accelerated recognition under fair value accounting for Fair Value Receivable billings	(23.1)	(17.6)
Total yield on Fair Value Receivables	$104.3	$114.8

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2020		2019				2018
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$900,196	$917,482	$914,828	$776,102	$610,129	$480,928	$462,862	$406,057
Percent 30 or more days past due	10.7%	16.0%	15.3%	12.9%	11.5%	13.7%	13.2%	12.7%
Percent 60 or more days past due	8.9%	12.4%	11.4%	9.2%	8.2%	10.3%	9.5%	9.3%
Percent 90 or more days past due	6.9%	9.0%	8.1%	6.1%	5.8%	7.5%	6.7%	6.4%
Averaged managed receivables	$908,839	$916,155	$845,465	$693,116	$545,529	$471,895	$434,460	$388,694
Total yield ratio	45.9%	50.1%	50.0%	49.7%	47.0%	46.5%	44.3%	43.2%
Combined gross charge-off ratio	26.9%	29.0%	22.4%	17.6%	23.8%	23.6%	21.6%	19.7%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer (“Direct”) receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2020		2019				2018
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$431,118	$406,101	$397,690	$365,652	$308,382	$255,922	$257,772	$238,851
Percent 30 or more days past due	7.5%	12.2%	13.2%	11.6%	10.4%	12.7%	13.6%	13.4%
Percent 60 or more days past due	5.9%	9.3%	9.7%	8.2%	7.3%	9.8%	9.9%	9.8%
Percent 90 or more days past due	4.5%	6.8%	6.8%	5.6%	5.0%	7.2%	7.1%	6.9%
Average APR	19.8%	21.3%	22.1%	22.5%	24.0%	24.8%	25.0%	24.7%
Receivables purchased during period	$113,546	$110,479	$116,327	$133,528	$123,533	$69,120	$80,096	$70,860

	Direct - At or for the Three Months Ended
	2020		2019				2018
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$463,967	$505,616	$510,734	$403,380	$293,944	$216,342	$195,515	$156,702
Percent 30 or more days past due	13.7%	19.2%	17.0%	14.2%	12.8%	15.1%	13.0%	12.1%
Percent 60 or more days past due	11.8%	15.0%	12.8%	10.3%	9.3%	11.2%	9.3%	8.9%
Percent 90 or more days past due	9.2%	10.8%	9.1%	6.7%	6.7%	8.0%	6.4%	6.0%
Average APR	24.6%	26.1%	27.0%	28.2%	28.5%	27.9%	28.1%	27.6%
Receivables purchased during period	$163,432	$127,825	$195,243	$174,026	$123,776	$60,733	$69,585	$48,729

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $292.8 million in net receivables growth associated with the point-of-sale and direct-to-consumer products offered by our bank partners from June 30, 2019 to June 30, 2020. The addition of large point-of-sale retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our point-of-sale receivables by $122.7 million and $84.5 million in the twelve months ended June 30, 2020 and 2019, respectively. Our direct-to-consumer acquisitions grew by over $170.0 million and $160.3 million, net during the twelve months ended June 30, 2020 and 2019, respectively. Given recent market conditions, we currently expect our managed receivables balances to remain consistent with the balances noted as of June 30, 2020 for all of our products during 2020 (absent further unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale origination platform as well as the timing of solicitations within the direct-to-consumer platform by our bank partner. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.  Our top five retail partnerships accounted for over 55% of the above referenced Retail period-end managed receivables outstanding as of June 30, 2020.

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

As we continue to acquire newer point-of-sale and direct-to-consumer receivables, our delinquency rates have increased when compared to the same periods in prior years. This is largely a result of the risk profiles (and corresponding expected returns) for these receivables. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts. This trend can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderates, as we currently anticipate for the remainder of 2020, we expect increased overall delinquency rates when compared to prior periods.  This increase would be similar to those noted in the first quarter of 2020 when compared to the first quarter of 2019, as the existing receivables mature through their peak charge-off periods. Additionally, in accordance with prescribed guidance discussed elsewhere in this report, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period.  As of June 30, 2020, approximately 1.4% of accounts and their associated receivables were actively enrolled in short-term payment deferrals (representing $16.9 million of gross receivables outstanding). Nearly all of these customers are current and thus not included as delinquent receivables.  The exclusion of these accounts has resulted in lower delinquency rates than we would otherwise expect.  Given this, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. Currently, we are experiencing growth in newer, higher yielding receivables, including point-of-sale receivables and direct-to-consumer receivables. While this growth has contributed to increases in our total yield ratio, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Additionally, direct-to-consumer receivables tend to have higher total yields than point-of-sale receivables, so recent accelerated growth in direct-to-consumer receivables also has contributed to the trending higher total yield ratio. Offsetting this general trending increase in the Total yield ratio was the lower delinquencies (and thus associated fee billings) noted during the second quarter of 2020 in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables.  Our fourth, third, second and first quarter 2019 total yield ratios exclude the impacts of $37.8 million, $26.7 million, $26.0 million and $15.4 million, respectively, associated with our aforementioned reduction in reserves associated with one of our portfolios. Similarly, our fourth quarter 2018 total yield ratio excludes the impact of $36.2 million associated with a litigation settlement in such quarter.

Absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables, the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable or the impact created by future decisions to waive or suspend additional consumer fees, we expect total yield ratios to continue to fluctuate modestly based on the relative mix of growth in point-of-sale receivables and higher yielding direct-to-consumer credit card receivables.

Combined gross charge-off ratio. We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Combined gross charge-off rates for the fourth quarter of 2018 and first quarter of 2019 reflect the expected higher charge-off rates associated with a mix shift to higher yielding products and ongoing testing of new products throughout 2018. The combined gross charge-off ratio in the third quarter of 2019 further reflects the positive impacts of a bulk sale of charged off receivables.  Absent this sale, the combined gross charge-off ratio would have been 18.6%. The first and second quarters 2020 gross charge-off ratios reflect receivable growth during 2019 reaching peak charge-off periods.  The combined gross charge-off ratio in the second quarter of 2020 further reflects the positive impacts of a bulk sale of charged off receivables in that period.  Absent this sale, the combined gross charge-off ratio would have been 29.1%.

The growth in the point-of-sale and direct-to-consumer receivables continues to result in higher charge-offs than those experienced historically. In the next few quarters, we expect continued elevated charge off rates when compared to historical results, given the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined gross charge-offs, (3) recent vintages reaching peak charge-off periods, (4) our current expectation for modest receivables growth during the year and (5) negative impacts on some consumers ability to make payments on outstanding loans and fees receivable as a result of COVID-19. Further impacting our charge-off rates are the timing of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables originated through our point-of-sale platform ranges from 0% to 36.0%. For direct-to-consumer receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. As noted in the first quarter of 2020, shifts in the relative mix of receivables acquired caused a drop in our average APRs relative to prior quarters. We currently expect our average APRs in 2020 to remain consistent with the average APRs we have experienced over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; or the timing of new customer originations by our bank partners. We currently expect to see decreases in the level of growth in receivable acquisitions when compared to the same period in prior years due to the rapid growth we experienced in 2019 and due to the decreased consumer spending behavior noted as a result of COVID-19. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our bank partner and the availability of capital to fund new purchases. Nonetheless, absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable, we expect some declines in the acquisition of these receivables throughout 2020.

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

Collectively, as of June 30, 2020, we served more than 580 dealers through our Auto Finance segment in 34 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2020		2019				2018
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Period-end managed receivables	$89,637	$90,226	$89,785	$89,451	$89,490	$90,208	$88,057	$85,338
Percent 30 or more days past due	11.0%	12.5%	15.2%	14.5%	13.3%	11.4%	14.7%	13.3%
Percent 60 or more days past due	4.4%	5.0%	6.2%	5.9%	5.4%	5.3%	5.7%	4.3%
Percent 90 or more days past due	2.3%	2.7%	2.9%	3.1%	2.6%	2.9%	2.5%	1.7%
Average managed receivables	$89,932	$90,006	$89,618	$89,471	$89,849	$89,133	$86,698	$84,605
Total yield ratio	36.4%	36.2%	36.3%	36.4%	36.7%	36.0%	36.1%	37.9%
Combined gross charge-off ratio	2.7%	2.7%	4.0%	2.7%	4.9%	2.7%	2.8%	0.9%
Recovery ratio	0.9%	1.3%	1.3%	1.8%	1.8%	1.3%	0.9%	0.9%

Managed receivables.  We expect modest growth in the level of our managed receivables for 2020 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with more traditional franchise dealerships for consumers interested in purchasing automobiles. Managed receivable levels increased in each of the periods of 2019 when compared to the same period in 2018 primarily due to the acquisition of new dealer relationships, which has resulted in the ability to purchase higher levels of auto receivables.  Receivable levels in the first and second quarters of 2020 were roughly equal to those as of the first quarter of 2019 reflecting strong customer payments in the first and second quarters of 2020 offsetting receivables growth when compared to the first and second quarters of 2019. We expect receivable levels will continue to result in modest period over period increases, when compared to the same periods in the prior year, for the coming quarters absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable.

Delinquencies. Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the second quarter of 2020 due to stronger than anticipated customer payment behavior and in the first quarter of both 2020 and 2019 due to seasonal performance improvements. Delinquency levels experienced for the second and third quarters of 2018 generally were lower than historical rates largely due to the absence of any significant dealer-related losses (as opposed to individual consumer defaults) that are typical during any given year and which tend to produce larger portfolio level defaults on receivables.  These low delinquencies also contributed to lower combined gross charge-off rates during 2018. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. While we experienced some increase in our delinquency rates in 2019 when compared to the same periods in 2018, we are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined gross charge-off ratio and recovery ratio. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. This is evidenced by the slightly elevated combined gross charge-off rate we experienced during 2019.  We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable we could experience variation in these expectations.

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

Debt and capital markets, particularly the asset-backed securities market on which we are dependent, have been severely disrupted by COVID-19, and this has slowed down (or prevented in some instances) our ability to establish new facilities.  We do not expect these markets to return to normal in the near-term.  For that reason, we are implementing measures to ensure that our liquidity position is as strong as possible through the current economic cycle and expect to take advantage of opportunities to obtain additional liquidity when and as they become available.

We believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities, and possibly the capital markets or government-sponsored programs will provide adequate resources to fund our operating and financing needs.

As discussed elsewhere in this Report, we incur a significant level of costs associated with a fixed infrastructure that had been designed to support our significant legacy credit card operations. Our infrastructure costs are still somewhat elevated, and while we had in the past focused on cost reduction, our primary focus now is growing the point-of-sale and direct-to-consumer credit card receivables so that our revenues from these investments can cover our infrastructure costs and return us to consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in direct-to-consumer finance products have resulted in year-over-year growth of total managed receivables levels, and we expect modest levels of growth to continue in the coming quarters.

Accordingly, we will continue to focus on (i) containing costs (as opposed to our previous focus on reducing expenses), (ii) adding new retail partners to our platform to continue growth of the point-of-sale receivables, (iii) continuing growth in direct-to-consumer credit card receivables and (iv) obtaining the funding necessary to meet capital needs required by the growth of our receivables.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, facilities that could represent near-term significant refunding or refinancing needs as of June 30, 2020 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring November 1, 2021) that is secured by certain assets of our CAR subsidiary	$35.5
Revolving credit facility (expiring February 8, 2022) that is secured by certain receivables and restricted cash	5.7
Revolving credit facility (expiring July 15, 2021) that is secured by certain receivables and restricted cash	9.6
Revolving credit facility (expiring November 16, 2020) that is secured by certain receivables and restricted cash	3.8
Revolving credit facility (expiring December 21, 2020) that is secured by certain receivables and restricted cash	4.9
Revolving credit facility (expiring September 19, 2021) that is secured by certain receivables and restricted cash	5.5
Amortizing debt facility (expiring December 31, 2020) that is secured by certain receivables and restricted cash	7.8
Amortizing debt facility (expiring September 30, 2021) that is secured by certain receivables and restricted cash	7.5
Total	$80.3

Further details concerning the above debt facilities and our convertible senior notes are provided in Note 9, “Notes Payable,” and Note 10, “Convertible Senior Notes,” to our consolidated financial statements included herein. Also see Part II, Item 1A “Risk Factors—We Are Substantially Dependent Upon Borrowed Funds to Fund Receivables We Purchase.”

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $5.7 million was outstanding as of June 30, 2020) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above-mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $3.8 million was outstanding as of June 30, 2020) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The above facilities mature on June 11, 2021 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

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

In July 2020, we sold $100.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down some of our existing revolving facilities associated with our point-of-sale receivables, and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.47%.

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

At June 30, 2020, we had $139.2 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2020 and 2019 are as follows:

•

During the six months ended June 30, 2020, we generated $84.0 million of cash flows from operations compared to our generating $39.7 million of cash flows from operations during the six months ended June 30, 2019. The increase in cash provided by operating activities was principally related to increases in finance and fee collections associated with growing point-of-sale and direct-to-consumer receivables as well as a bulk sale of charge-off accounts which resulted in proceeds of $5.0 million.

•

During the six months ended June 30, 2020, we used $67.5 million of cash in our investing activities, compared to use of $141.6 million of cash in investing activities during the six months ended June 30, 2019. This decrease in cash used is primarily due to significant decreases in the level of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2019, in some cases as a result of diminished purchase activity by consumers as a result of COVID-19 market impacts. While we are seeing some increases in consumer spending behavior, the impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on a consumer's ability to make payments on outstanding loans and fees receivable are unknown.  Additionally contributing to the decline in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the six months ended June 30, 2020, we used $14.8 million of cash in financing activities, compared to our generating $105.5 million of cash in financing activities during the six months ended June 30, 2019. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further, on March 30, 2020, a wholly-owned subsidiary issued 50.0 million Class B preferred units at a purchase price of $1.00 per unit.

Beyond our immediate financing efforts discussed throughout this report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in point-of-sale and direct-to-consumer finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2022.  As of June 30, 2020 we were authorized to repurchase a remaining 5,000,000 shares under this share repurchase plan.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include: (1) fees associated with the credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer platform, and our legacy credit card receivables which include the recognition of annual fee billings and cash advance fees among others; (2) changes in fair value of notes payable associated with structured financings recorded at fair value; and (3) gains or losses associated with our investments in securities.

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

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the six months ended June 30, 2020 and 2019, we received $144,138 and $136,226, respectively, of reimbursed costs from HBR associated with these leased employees.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; the impact of COVID-19 and related government stimulus and relief measures on our financial condition, results of operations and liquidity; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; changes in collection programs and practices; changes in the credit quality and fair value of our credit card loans, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our point-of-sale finance operations; account growth; the performance of investments that we have made; operating expenses; the impact of bankruptcy law changes; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our point-of-sale finance operations; our ability to raise funds or renew financing facilities; share repurchases or issuances; debt retirement; the results associated with our equity-method investee; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent growth of our investments in point-of-sale finance and direct-to-consumer receivables may not be indicative of our ability to grow such receivables in the future.  Our period-end managed receivables balance for point-of-sale finance and direct-to-consumer receivables grew to $895.1 million at June 30, 2020 from $602.3 million at June 30, 2019. The amount of such receivables has fluctuated significantly over the course of our operating history.  Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans sold in the secondary market, in May 2020 and June 2020, the OCC and the FDIC, respectively, issued final rules that reaffirmed the “valid when made” doctrine and clarified that when a bank sells, assigns, or otherwise transfers a loan, the interest rates permissible prior to the transfer continue to be permissible following the transfer.

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

The COVID-19 pandemic also resulted in us modifying certain business practices, such as minimizing employee travel and executing on a company-wide remote work program. We may take further actions as required by government authorities or as we determine to be in the best interests of our employees and consumers. We may experience disruptions due to a number of operational factors, including, but not limited to:

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

If we are unable to protect our information systems against service interruption, our operations could be disrupted and our reputation may be damaged. We rely heavily on networks and information systems and other technology that are largely hosted by third parties to support our business processes and activities, including processes integral to the origination and collection of loans and other financial products, and information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. Because information systems are critical to many of our operating activities, our business may be impacted by hosted system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups, geopolitical events, natural disasters, pandemics, failures or impairments of telecommunications networks, or other catastrophic events. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to collect payments in a timely manner. We also could be required to spend significant financial and other resources to repair or replace networks and information systems.

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

As of June 30, 2020, Atlanticus Holdings Corporation had outstanding: $683.3 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $40.8 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, “Notes Payable,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of June 30, 2020, our subsidiaries had total liabilities of approximately $730.7 million (including the $683.3 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30	10,999	$10.18	9,216	4,309,491
May 1 - May 31	—	$—	—	5,000,000
June 1 - June 30	—	$—	—	5,000,000
Total	10,999	$10.18	9,216	5,000,000

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 1,783 such shares returned to us during the three months ended June 30, 2020.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2022.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1	Amended and Restated Program Management Agreement, dated April 1, 2020, between The Bank of Missouri and Atlanticus Services Corporation	Filed herewith
10.1(a)	First Amendment to Amended and Restated Program Management Agreement, dated June 30, 2020, between The Bank of Missouri and Atlanticus Services Corporation	Filed herewith
10.2*	Amended and Restated Receivable Sales Agreement, dated April 1, 2020, between The Bank of Missouri and Fortiva Funding, LLC	Filed herewith
10.2(a)	First Amendment to Amended and Restated Receivable Sales Agreement, dated June 30, 2020, between The Bank of Missouri and Fortiva Funding, LLC	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*     Certain portions of this document have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

August 14, 2020	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)