Form 10-Q
period 2020-09-30
Atlanticus Holdings Corp
filed 2020-11-13
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2020

of

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

As of November 6, 2020, 15,962,016 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2020	2019

Assets
Unrestricted cash and cash equivalents (including $62.1 million and $78.7 million associated with variable interest entities at September 30, 2020 and December 31, 2019, respectively)	$149,194	$135,379
Restricted cash and cash equivalents (including $17.3 million and $25.9 million associated with variable interest entities at September 30, 2020 and December 31, 2019, respectively)	27,681	41,015
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $236.9 million and $3.9 million associated with variable interest entities at September 30, 2020 and December 31, 2019, respectively)	310,784	4,386
Loans, interest and fees receivable, gross (including $574.6 million and $857.2 million associated with variable interest entities at September 30, 2020 and December 31, 2019, respectively)	695,319	998,209
Allowances for uncollectible loans, interest and fees receivable (including $118.0 million and $168.8 million associated with variable interest entities at September 30, 2020 and December 31, 2019, respectively)	(125,915)	(186,329)
Deferred revenue (including $10.3 million and $40.7 million associated with variable interest entities at September 30, 2020 and December 31, 2019, respectively)	(42,120)	(90,307)
Net loans, interest and fees receivable	838,068	725,959
Property at cost, net of depreciation	2,551	2,738
Investments in equity-method investee	1,521	1,957
Deposits	59	104
Operating lease right-of-use assets	10,376	14,091
Prepaid expenses and other assets	11,125	15,023
Total assets	$1,040,575	$936,266
Liabilities
Accounts payable and accrued expenses	$33,987	$41,617
Operating lease liabilities	15,881	22,259
Notes payable, at face value (including $689.7 million and $701.1 million associated with variable interest entities at September 30, 2020 and December 31, 2019, respectively)	746,392	749,209
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	3,367	3,920
Convertible senior notes	24,310	24,091
Income tax liability	21,690	5,785
Total liabilities	845,627	846,881

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at September 30, 2020 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2019 (Note 4)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,275	49,050

Shareholders' Equity
Common stock, no par value, 150,000,000 shares authorized: 15,967,856 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at September 30, 2020; and 15,885,314 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2019	—	—
Paid-in capital	200,744	212,692
Accumulated other comprehensive income	—	—
Retained deficit	(144,341)	(211,786)
Total shareholders’ equity	56,403	906
Noncontrolling interests	(730)	(571)
Total equity	55,673	335
Total liabilities, preferred stock and shareholders' equity	$1,040,575	$936,266

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Consumer loans, including past due fees	$103,552	$70,473	$306,654	$175,954
Other	90	108	248	286
Total interest income	103,642	70,581	306,902	176,240
Interest expense	(12,678)	(13,099)	(38,514)	(36,259)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	90,964	57,482	268,388	139,981
Changes in fair value of loans, interest and fees receivable recorded at fair value	(29,081)	355	(69,779)	725
Fees and related income on earning assets	35,856	20,080	103,681	46,111
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	(3,291)	(190)	(3,931)	(715)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(17,028)	(65,527)	(116,894)	(148,539)
Net interest income, fees and related income on earning assets	77,420	12,200	181,465	37,563
Other operating income:
Servicing income	527	356	1,619	1,417
Other income	4,195	30,486	8,739	75,900
Gain on repurchase of convertible senior notes	—	5,127	—	5,127
Equity in income of equity-method investee	342	284	355	736
Total other operating income	5,064	36,253	10,713	83,180
Other operating expense:
Salaries and benefits	6,624	6,429	20,642	19,455
Card and loan servicing	16,309	13,152	47,747	35,123
Marketing and solicitation	7,016	10,757	26,523	26,254
Depreciation	327	284	932	856
Other	3,945	1,333	13,332	9,232
Total other operating expense	34,221	31,955	109,176	90,920
Income before income taxes	48,263	16,498	83,002	29,823
Income tax expense	(9,456)	(3,478)	(15,716)	(5,966)
Net income	38,807	13,020	67,286	23,857
Net loss attributable to noncontrolling interests	48	57	159	177
Net income attributable to controlling interests	$38,855	$13,077	$67,445	$24,034
Preferred dividends	$(4,788)	$—	$(12,283)	$—
Net income attributable to common shareholders	$34,067	$13,077	$55,162	$24,034
Net income attributable to common shareholders per common share—basic	$2.35	$0.90	$3.81	$1.65
Net income attributable to common shareholders per common share—diluted	$1.72	$0.83	$2.85	$1.59

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$38,807	$13,020	$67,286	$23,857
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1,784	—	2,282
Reclassifications of foreign currency translation gains to Other operating expense on the consolidated statements of operations	—	(2,878)	—	(2,878)
Comprehensive income	38,807	11,926	67,286	23,261
Comprehensive loss attributable to noncontrolling interests	48	57	159	177
Comprehensive income attributable to controlling interests	$38,855	$11,983	$67,445	$23,438
Comprehensive income attributable to controlling interests to common shareholders	$34,067	$11,983	$55,162	$23,438

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and September 30, 2019

(Dollars in thousands)

	Common Stock							Temporary Equity
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2019	15,885,314	$—	$212,692	$—	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(75)	—	—	—	(75)	75	—
Preferred dividends	—	—	(2,684)	—	—	—	(2,684)	—	—
Stock option exercises and proceeds related thereto	2,000	—	6	—	—	—	6	—	—
Compensatory stock issuances, net of forfeitures	64,915	—	—	—	—	—	—	—	—
Contributions by preferred unit holders	—	—	—	—	—	—	—	50,000	—
Deferred stock-based compensation costs	—	—	368	—	—	—	368	—	—
Redemption and retirement of shares	(74,724)	—	(559)	—	—	—	(559)	—	—
Comprehensive income	—	—	—	—	5,425	(63)	5,362	—	—
Balance at March 31, 2020	15,877,505	$—	$209,748	$—	$(206,361)	$(634)	$2,753	$99,125	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(75)	—	—	—	(75)	75	—
Preferred dividends	—	—	(4,661)	—	—	—	(4,661)	—	—
Stock option exercises and proceeds related thereto	37,667	—	114	—	—	—	114	—	—
Deferred stock-based compensation costs	—	—	281	—	—	—	281	—	—
Redemption and retirement of shares	(10,999)	—	(112)	—	—	—	(112)	—	—
Comprehensive income	—	—	—	—	23,165	(48)	23,117	—	—
Balance at June 30, 2020	15,904,173	$—	$205,295	$—	$(183,196)	$(682)	$21,417	$99,200	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(75)	—	—	—	(75)	75	—
Preferred dividends	—	—	(4,713)	—	—	—	(4,713)	—	—
Stock option exercises and proceeds related thereto	108,833	—	426	—	—	—	426	—	—
Compensatory stock issuances, net of forfeitures	3,125	—	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	303	—	—	—	303	—	—
Redemption and retirement of shares	(48,275)	—	(492)	—	—	—	(492)	—	—
Comprehensive income	—	—	—	—	38,855	(48)	38,807	—	—
Balance at September 30, 2020	15,967,856	$—	$200,744	$—	$(144,341)	$(730)	$55,673	$99,275	$40,000

	Common Stock							Temporary Equity
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)	$—	$—
Cumulative effects from adoption of new lease standard	—	—	—	—	555	—	555	—	—
Stock option exercises and proceeds related thereto	419,500	—	1,065	—	—	—	1,065	—	—
Deferred stock-based compensation costs	—	—	412	—	—	—	412	—	—
Redemption and retirement of shares	(5,944)	—	(21)	—	—	—	(21)	—	—
Comprehensive income	—	—	—	(1,513)	5,713	(58)	4,142	—	—
Balance at March 31, 2019	15,977,130	$—	$214,891	$2,045	$(232,516)	$(396)	$(15,976)	$—	$—
Stock option exercises and proceeds related thereto	6,000	—	18	—	—	—	18	—	—
Compensatory stock issuances, net of forfeitures	205,000	—	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	440	—	—	—	440	—	—
Redemption and retirement of shares	(64,845)	—	(238)	—	—	—	(238)	—	—
Comprehensive income	—	—	—	2,011	5,244	(62)	7,193	—	—
Balance at June 30, 2019	16,123,285	$—	$215,111	$4,056	$(227,272)	$(458)	$(8,563)	$—	$—
Stock option exercises and proceeds related thereto	27,367	—	82	—	—	—	82	—	—
Deferred stock-based compensation costs	—	—	428	—	—	—	428	—	—
Redemption and retirement of shares	(200,799)	—	(1,591)	—	—	—	(1,591)	—	—
Comprehensive income	—	—	—	(1,094)	13,077	(57)	11,926	—	—
Balance at September 30, 2019	15,949,853	$—	$214,030	$2,962	$(214,195)	$(515)	$2,282	$—	$—

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$67,286	$23,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,959	5,736
Losses upon impairment of loans, interest and fees receivable recorded at fair value	3,931	715
Provision for losses on loans, interest and fees receivable	116,894	148,539
Interest expense from accretion of discount on notes	436	677
Income from accretion of merchant fees and discount associated with receivables purchases	(91,376)	(80,130)
Unrealized losses (gains) on loans, interest and fees receivable and underlying notes payable held at fair value	69,226	(2,398)
Amortization of deferred loan costs	3,853	2,271
Income from equity-method investments	(355)	(736)
Gain on repurchase of convertible senior notes	—	(5,127)
Deferred stock-based compensation costs	952	1,280
Lease liability payments	(7,689)	(7,540)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(30,373)	2,139
Increase in income tax liability	15,905	5,729
Decrease in deposits	45	20
Decrease in accounts payable and accrued expenses	(10,833)	(17,288)
Other	3,913	(7,511)
Net cash provided by operating activities	147,774	70,233

Investing activities
Proceeds from equity-method investee	791	1,187
Investments in earning assets	(953,197)	(760,692)
Proceeds from earning assets	772,234	469,876
Purchases and development of property, net of disposals	(745)	(196)
Net cash used in investing activities	(180,917)	(289,825)

Financing activities
Proceeds from issuance of preferred units	50,000	—
Preferred dividends	(8,855)	—
Proceeds from exercise of stock options	546	1,165
Purchase and retirement of outstanding stock	(1,163)	(1,850)
Proceeds from borrowings	249,353	527,866
Repayment of borrowings	(256,240)	(336,832)
Net cash provided by financing activities	33,641	190,349
Effect of exchange rate changes on cash	(17)	(398)
Net increase (decrease) in cash and cash equivalents	481	(29,641)
Cash and cash equivalents and restricted cash at beginning of period	176,394	141,754
Cash and cash equivalents and restricted cash at end of period	$176,875	$112,113
Supplemental cash flow information
Cash paid for interest	$35,824	$34,542
Net cash income tax (refunds) payments	$(189)	$237

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control. We are primarily focused on facilitating consumer credit through the use of our financial technology and related services. Through our subsidiaries, we provide technology and other support services to lenders who offer an array of financial products and services to consumers who may have been declined by other providers of credit.

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

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partner to originate consumer loans through multiple channels, including retail point-of-sale, direct mail solicitation, digital marketing and through partner relationships. In the retail credit (the “point-of-sale” operations) channel, we partner with retailers and service providers in various industries across the United States (“U.S.”) to enable them to provide credit to their customers for the purchase of goods and services. These services of our bank partner are often extended to consumers who may have been declined by other providers of credit. We specialize in supporting this “second look” credit service in various market segments across the U.S. Additionally, we support lenders who market general purpose credit cards directly to consumers (collectively, the “direct-to-consumer” operations) through additional channels enabling them to reach consumers through a diverse origination platform. Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties.

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

Loans, Interest and Fees Receivable Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) a portion (those which are not part of our Fair Value Receivables) of our U.S. point-of-sale and direct-to-consumer financing and other credit products platform within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles in which we hold the vehicle title. We purchased auto loans with outstanding principal of $47.1 million,  $139.7 million, $45.4 million and $138.6 million for the three and nine months ended September 30, 2020 and 2019, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and unearned fees (or “deferred revenue”) for our loans, interest and fees receivable that are not carried at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. While each of these categories has unique features, they share many of the same credit risk characteristics and thus share a similar approach to the establishment of an allowance for loan losses. Each portfolio segment is divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. For our Auto Finance segment we may further reduce the expected charge-off, taking into consideration specific dealer level reserves which may allow us to offset our losses and, in the case of secured loans, the impact of collateral available to offset a potential loss. Conversely, for receivables in our Credit and Other Investments segment, which generally do not have a secured interest in collateral, we look to reserve for the gross expected exposure to charge-offs. These reserves are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable.

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

Certain of our loans, interest and fees receivable also contain components of deferred revenue including merchant fees on the purchases of receivables for our point-of-sale receivables and annual fee billings for our direct-to-consumer credit card receivables. Our point-of-sale and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees and loan discounts. Additionally, many of our direct-to-consumer credit card receivables have an annual membership fee that is billed to the consumer on card activation and on each anniversary of that date thereafter. As of September 30, 2020 and December 31, 2019, the weighted average remaining accretion period for the $42.1 million and $90.3 million of deferred revenue reflected in the consolidated balance sheets was 14 months and 11 months, respectively. Included within deferred revenue, are merchant fees and discounts on purchased loans of $31.1 million and $48.1 million as of September 30, 2020 and December 31, 2019, respectively.

As a result of the recent COVID-19 pandemic and subsequent declaration of a national emergency by the President on March 13, 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, ("COVID-19 Guidance"). This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the prescribed guidance, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period.  Through September 30, 2020, approximately 5.2% of our accounts had received some form of short-term deferral related to COVID-19.  While most participants in these short-term deferral programs have now exited the program, as of September 30, 2020, approximately 1.4% of accounts and their associated receivables were actively enrolled in a short-term payment deferral (representing $19.1 million of gross receivables outstanding). Nearly all of these customers are considered current and thus excluded from the delinquency data in the below tables. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(112.5)	$(1.8)	$(43.8)	$(158.1)
Provision for loan losses	(14.9)	(0.4)	(1.7)	(17.0)
Charge offs	39.3	0.6	15.0	54.9
Recoveries	(2.8)	(0.3)	(2.6)	(5.7)
Balance at end of period	$(90.9)	$(1.9)	$(33.1)	$(125.9)

For the Nine Months Ended September 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for loan losses	(96.1)	(1.8)	(19.0)	(116.9)
Charge offs	134.3	2.3	62.3	198.9
Recoveries	(7.8)	(0.8)	(13.0)	(21.6)
Balance at end of period	$(90.9)	$(1.9)	$(33.1)	$(125.9)

As of September 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.4)	$(0.3)	$(0.7)
Balance at end of period collectively evaluated for impairment	$(90.9)	$(1.5)	$(32.8)	$(125.2)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$370.9	$90.5	$233.9	$695.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$3.3	$0.3	$3.6
Loans, interest and fees receivable collectively evaluated for impairment	$370.9	$87.2	$233.6	$691.7

For the Three Months Ended September 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(55.3)	$(1.6)	$(43.3)	$(100.2)
Provision for loan losses	(41.0)	(0.6)	(23.9)	(65.5)
Charge offs	20.0	1.0	14.8	35.8
Recoveries	(2.8)	(0.4)	(1.5)	(4.7)
Balance at end of period	$(79.1)	$(1.6)	$(53.9)	$(134.6)

For the Nine Months Ended September 30, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)
Provision for loan losses	(89.6)	(2.6)	(56.3)	(148.5)
Charge offs	49.4	3.4	49.0	101.8
Recoveries	(3.5)	(1.1)	(4.1)	(8.7)
Balance at end of period	$(79.1)	$(1.6)	$(53.9)	$(134.6)

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.4)	$(0.1)	$(0.5)
Balance at end of period collectively evaluated for impairment	$(121.3)	$(1.2)	$(63.3)	$(185.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.1	$0.1	$2.2
Loans, interest and fees receivable collectively evaluated for impairment	$509.2	$87.7	$399.1	$996.0

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of September 30, 2020 and December 31, 2019 is as follows:

As of September 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$8.3	$6.0	$5.0	$19.3
60-89 days past due	7.5	2.2	3.8	13.5
90 or more days past due	21.2	1.9	9.5	32.6
Delinquent loans, interest and fees receivable, gross	37.0	10.1	18.3	65.4
Current loans, interest and fees receivable, gross	333.9	80.4	215.6	629.9
Total loans, interest and fees receivable, gross	$370.9	$90.5	$233.9	$695.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.3	$—	$1.3

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$21.7	$8.1	$14.0	$43.8
60-89 days past due	18.5	3.0	11.5	33.0
90 or more days past due	46.6	2.6	27.2	76.4
Delinquent loans, interest and fees receivable, gross	86.8	13.7	52.7	153.2
Current loans, interest and fees receivable, gross	422.4	76.1	346.5	845.0
Total loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.9	$—	$1.9

Troubled Debt Restructurings. As part of ongoing collection efforts, once an account, the receivable of which is included in our Credit and Other Investments segment, becomes 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDR”)s. The above referenced COVID-19 Guidance issued by federal bank regulatory agencies, in consultation with the FASB staff, concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs.  Although we are not a financial institution and therefore not directly subject to the COVID-19 Guidance, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances. As a result, the below tables exclude accounts that are included under that guidance.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020		December 31, 2019
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	14,460	40,401	10,682	14,553
Number of TDRs that have been re-aged	3,046	7,789	2,788	2,854
Amount of TDRs on non-accrual status (in thousands)	$17,243	$29,705	$14,468	$13,037
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$5,161	$7,040	$5,118	$3,104
Carrying value of TDRs (in thousands)	$12,260	$19,701	$8,864	$7,312
TDRs - Performing (carrying value, in thousands)*	$9,965	$17,941	$6,754	$6,106
TDRs - Nonperforming (carrying value, in thousands)*	$2,295	$1,760	$2,110	$1,206

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 66,667 and 24,831 accounts in the amount of $78.2 million and $36.4 million during the twelve month periods ended September 30, 2020 and September 30, 2019, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	September 30, 2020		September 30, 2019
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	3,820	7,986	2,597	2,689
Loan balance at time of charge off (in thousands)	$5,333	$7,055	$4,115	$2,902

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

Income Taxes

We experienced effective tax rates of 19.6% and 18.9%, respectively, for the three and nine months ended September 30, 2020, compared to effective tax rates of 21.1% and 20.0%, respectively, for the three and nine months ended September 30, 2019.

Our effective tax rates for the three and nine months ended September 30, 2020, are below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Partially offsetting such effects on our effective tax rates are the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during the three and nine months ended September 30, 2020.

Our effective tax rate for the three months ended September 30, 2019, was above the statutory rate principally due to the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period. However, it was below the statutory rate for the nine months ended September  30, 2019, principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and nine months ended September 30, 2020, we included $0.0 million and $0.1 million, respectively, of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

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

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period which is generally 12 months for receivables that are not included as part of our Fair Value Receivables, and when billed for those receivables that are included as part of our Fair Value Receivables. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customers' accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.  The election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020 resulted in increased fees recognized on credit products throughout 2020.

The components (in thousands) of our fees and related income on earning assets are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fees on credit products	$35,488	$19,725	$102,532	$44,329
Changes in fair value of notes payable associated with structured financings recorded at fair value	73	346	553	1,673
Other	295	9	596	109
Total fees and related income on earning assets	$35,856	$20,080	$103,681	$46,111

Other income

Other income includes revenues associated with ancillary product offerings and interchange revenues.  We recognize these fees as income in the period earned. Included in Other income for the three and nine months ended September 30, 2019 is $26.7 and $68.1 million, respectively, associated with reductions in accruals related to one of our portfolios. The accrual was based upon our estimate of the amount that may be claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims. The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim.

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

	Credit and
For the Three Months Ended September 30, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,732	$—	$2,732
Servicing income	262	265	527
Service charges and other customer related fees	1,447	16	1,463
Total revenue from contracts with customers	$4,441	$281	$4,722

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Nine Months Ended September 30, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$6,554	$—	$6,554
Servicing income	886	733	1,619
Service charges and other customer related fees	2,136	49	2,185
Total revenue from contracts with customers	$9,576	$782	$10,358

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Three Months Ended September 30, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,674	$—	$2,674
Servicing income	144	212	356
Service charges and other customer related fees	1,085	16	1,101
Total revenue from contracts with customers	$3,903	$228	$4,131

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Nine Months Ended September 30, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$5,514	$—	$5,514
Servicing income	698	719	1,417
Service charges and other customer related fees	2,193	49	2,242
Total revenue from contracts with customers	$8,405	$768	$9,173

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

Subsequent to quarter-end, one of the companies we invested in underwent a recapitalization which resulted in the receipt of $2.0 million in dividends.  We retained our minority ownership stake in this platform and will continue to carry the investment on our books at cost.

In October 2020, we sold $250.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term ABS associated with our point-of-sale receivables, noted above, and the remaining proceeds have and will be invested in the acquisition of receivables. See Note 9 "Notes Payable," for further discussion.

We have evaluated subsequent events occurring after September 30, 2020, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than those disclosed above.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both September 30, 2020 and December 31, 2019, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the nine months ended September 30, 2020 and 2019 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended September 30, 2020	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$95,593	$7,959	$103,552
Other	90	—	90
Total interest income	95,683	7,959	103,642
Interest expense	(12,438)	(240)	(12,678)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$83,245	$7,719	$90,964
Changes in fair value of loans, interest and fees receivable recorded at fair value	$(29,081)	$—	$(29,081)
Fees and related income on earning assets	$35,829	$27	$35,856
Servicing income	$262	$265	$527
Equity in income of equity-method investee	$342	$—	$342
Income before income taxes	$45,803	$2,460	$48,263
Income tax expense	$(8,821)	$(635)	$(9,456)

Nine Months Ended September 30, 2020	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$282,895	$23,759	$306,654
Other	248	—	248
Total interest income	283,143	23,759	306,902
Interest expense	(37,590)	(924)	(38,514)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$245,553	$22,835	$268,388
Changes in fair value of loans, interest and fees receivable recorded at fair value	$(69,779)	$—	$(69,779)
Fees and related income on earning assets	$103,610	$71	$103,681
Servicing income	$886	$733	$1,619
Equity in income of equity-method investee	$355	$—	$355
Income before income taxes	$76,794	$6,208	$83,002
Income tax expense	$(14,100)	$(1,616)	$(15,716)
Total assets	$960,527	$80,048	$1,040,575

Three Months Ended September 30, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$62,558	$7,915	$70,473
Other	108	—	108
Total interest income	62,666	7,915	70,581
Interest expense	(12,682)	(417)	(13,099)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$49,984	$7,498	$57,482
Changes in fair value of loans, interest and fees receivable recorded at fair value	$355	$—	$355
Fees and related income on earning assets	$20,056	$24	$20,080
Servicing income	$144	$212	$356
Gain on repurchase of convertible senior notes	$5,127	$—	$5,127
Equity in income of equity-method investee	$284	$—	$284
Income before income taxes	$14,475	$2,023	$16,498
Income tax expense	$(3,397)	$(81)	$(3,478)

Nine Months Ended September 30, 2019	Credit and Other Investments	Auto Finance	Total
Interest income:
Consumer loans, including past due fees	$152,398	$23,556	$175,954
Other	286	—	286
Total interest income	152,684	23,556	176,240
Interest expense	(35,034)	(1,225)	(36,259)
Net interest income before fees and related income on earning assets and provision for losses on loans, interest and fees receivable	$117,650	$22,331	$139,981
Changes in fair value of loans, interest and fees receivable recorded at fair value	$725	$—	$725
Fees and related income on earning assets	$45,975	$136	$46,111
Servicing income	$698	$719	$1,417
Gain on repurchase of convertible senior notes	$5,127	$—	$5,127
Equity in income of equity-method investee	$736	$—	$736
Income before income taxes	$24,640	$5,183	$29,823
Income tax expense	$(5,072)	$(894)	$(5,966)
Total assets	$712,712	$79,235	$791,947

4.	Shareholders’ Equity and Preferred Stock

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

During the three and nine months ended September 30, 2020, we repurchased and contemporaneously retired 48,275 and 133,998 shares of our common stock at an aggregate cost of $492,000 and $1,163,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.  During the three and nine months ended September 30, 2019, we repurchased and contemporaneously retired 200,799 and 271,588 shares of our common stock at an aggregate cost of $1,591,000 and $1,850,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at September 30, 2020 and December 31, 2019, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

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

Our equity-method investment outstanding at September 30, 2020 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	September 30, 2020	December 31, 2019
Loans, interest and fees receivables, at fair value	$2,149	$2,757
Total assets	$2,265	$2,922
Total liabilities	$10	$13
Members’ capital	$2,255	$2,909

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income, fees and related income on earning assets	$546	$426	$638	$1,106
Net income	$513	$381	$532	$960
Net income attributable to our equity investment investee	$342	$284	$355	$736

6.	Fair Values of Assets and Liabilities

As previously discussed, as of January 1, 2020, we elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020. We estimate the fair value of these receivables using a discounted cash flow model, and reevaluate the fair value of our Fair Value Receivables at the end of each quarter. Additionally, we may adjust our models to reflect macro events that we believe market participants would consider relevant. With the aforementioned market impacts of COVID-19 and related government stimulus and relief measures, we have included some expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in chargeoffs and decrease in payments) above the level that historical trends would suggest.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2020 and December 31, 2019 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2020 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$620,027	$527,284
Loans, interest and fees receivable, at fair value	$—	$—	$310,784	$310,784

Assets – As of December 31, 2019 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$781,208	$721,573
Loans, interest and fees receivable, at fair value	$—	$—	$4,386	$4,386

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2020 and 2019:

	Loans, Interest and Fees Receivables, at Fair Value
	2020	2019
Balance at January 1,	$4,386	$6,306
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	(69,779)	725
Purchases	481,212	—
Settlements	(167,522)	(2,506)
Finance and fees	62,487	—
Balance at September 30,	$310,784	$4,525

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at September 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$310,784	Discounted cash flows	Gross yield, net of finance charge charge-offs	23.7% to 55.9% (41.4%)
			Payment rate	4.8% to 11.8% (8.4%)
			Expected principal credit loss rate	6.8% to 29.6% (22.7%)
			Servicing rate	2.7% to 20.7% (4.2%)
			Discount rate	12.9% to 13.5% (13.3%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$4,386	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.5% to 53.7% (28.6%)
			Payment rate	4.0% to 9.5% (4.6%)
			Expected principal credit loss rate	10.5% to 41.7% (14.0%)
			Servicing rate	11.3% to 16.9% (11.9%)
			Discount rate	14.3% to 14.3% (14.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2020 and December 31, 2019 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$719,620	$719,620
Amortizing debt facilities	$—	$—	$26,772	$26,772
Notes payable to related parties	$—	$—	$—	$—
Convertible senior notes	$—	$19,965	$—	$24,310
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$3,367	$3,367

Liabilities – As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$720,687	$720,687
Amortizing debt facilities	$—	$—	$28,522	$28,522
Notes payable to related parties	$—	$—	$—	$—
Convertible senior notes	$—	$16,920	$—	$24,091
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$3,920	$3,920

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2020 and 2019.

	Notes Payable Associated with Structured Financings, at Fair Value
	2020	2019
Balance at January 1,	$3,920	$5,651
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(553)	(1,673)
Repayments on outstanding notes payable, net	—	—
Balance at September 30,	$3,367	$3,978

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at September 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,367	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.4%
			Payment rate	4.8%
			Expected principal credit loss rate	7.9%
			Discount rate	13.2%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,920	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.5%
			Payment rate	4.0%
			Expected principal credit loss rate	10.5%
			Discount rate	14.3%

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2020 and December 31, 2019 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2020	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$658	$361,839
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$619	$310,165
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$615
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$11	$5,639

As of December 31, 2019	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$644	$5,280
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$466	$3,920
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$8
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$28	$185

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2020	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2019
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$3,367	$3,920

7.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	September 30, 2020	December 31, 2019
Unrestricted cash and cash equivalents	$62.1	$78.7
Restricted cash and cash equivalents	$17.3	$25.9
Loans, interest and fees receivable, at fair value	$236.9	$3.9
Loans, interest and fees receivable, gross	$574.6	$857.2
Allowances for uncollectible loans, interest and fees receivable	$(118.0)	$(168.8)
Deferred revenue	$(10.3)	$(40.7)
Total Assets held by VIEs	$762.6	$756.2
Notes Payable, at face value held by VIEs	$689.7	$701.1
Notes Payable, at fair value held by VIEs	$3.4	$3.9
Maximum exposure to loss due to involvement with VIEs	$687.6	$654.3

8.	Leases

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost, gross	$1,710	$1,737	$5,155	$5,173
Sublease income	(1,334)	(1,283)	(3,901)	(3,848)
Net Operating lease cost	$376	$454	$1,254	$1,325
Cash paid under operating leases, gross	$2,588	$2,541	$7,689	$7,540

Weighted average remaining lease term - months	21
Weighted average discount rate	6.8%

As of September 30, 2020, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2020 (excluding the nine months ended September 30, 2020)	$2,589	$(1,804)	$785
2021	10,311	(7,315)	2,996
2022	4,495	(3,112)	1,383
2023	207	—	207
2024	100	—	100
Thereafter	24	—	24
Total lease payments	17,726	(12,231)	5,495
Less imputed interest	(1,845)
Total	$15,881

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of September 30, 2020, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2020 and December 31, 2019, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2020 and December 31, 2019, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2020 and December 31, 2019.

	Carrying Amounts at Fair Value as of
	September 30, 2020	December 31, 2019
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of September 30, 2020 ($101.3 million as of December 31, 2019) bearing interest at a weighted average 5.7% interest rate, based upon LIBOR, at September 30, 2020 (6.9% at December 31, 2019), which is secured by credit card receivables and restricted cash aggregating $3.4 million as of September 30, 2020 ($3.9 million as of December 31, 2019) in carrying amount	$3.4	$3.9

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $3.4 million in fair value of the structured financing facility indicated in the above table is $3.4 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at September 30, 2020.

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

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of September 30, 2020 and December 31, 2019 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2020	December 31, 2019

Revolving credit facilities at a weighted average interest rate equal to 5.5% at September 30, 2020 (6.0% at December 31, 2019) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $664.5 million as of September 30, 2020 ($740.4 million at December 31, 2019)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2021) (1) (2) (3)	$36.5	$39.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2022) (2) (3) (4) (5)	—	40.5
Revolving credit facility, not to exceed $70.0 million (expiring February 8, 2022) (3) (4) (5) (6)	5.8	25.8
Revolving credit facility, not to exceed $100.0 million (expiring June 11, 2021) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2021) (2) (4) (5)	—	14.6
Revolving credit facility, not to exceed $100.0 million (expiring August 15, 2022) (3) (4) (5) (6)	2.5	—
Revolving credit facility, not to exceed $167.3 million (expiring November 15, 2023) (3) (4) (5) (6)	167.3	167.3
Revolving credit facility, not to exceed $200.0 million (expiring December 15, 2022) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $15.0 million (expiring April 21, 2021) (2) (3) (4) (5)	15.0	8.6
Revolving credit facility, not to exceed $50.0 million (expiring September 19, 2021) (2) (3) (4) (5)	—	15.0
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	—
Other facilities
Other debt with a weighted annual rate equal to 2.7%	3.2	1.2
Unsecured term debt (expiring August 26, 2024) with an annual rate equal to 8.0% (3)	17.4	17.4
Amortizing debt facility (repaid in July 2020) (2) (4) (5)	—	19.4
Amortizing debt facility (expiring September 30, 2021) with an annual rate equal to 4.7% (2) (3) (4) (5)	6.2	10.0
Total notes payable before unamortized debt issuance costs and discounts	753.9	758.9
Unamortized debt issuance costs and discounts	(7.5)	(9.7)
Total notes payable outstanding	$746.4	$749.2

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of September 30, 2020, the LIBOR rate was 0.15% and the prime rate was 3.25%.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of September 30, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2022 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus who is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $36.5 million was drawn as of September 30, 2020). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of September 30, 2020, the borrowing limit was $55.0 million and the maturity was November 1, 2021. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2016, we (through a wholly owned subsidiary) entered a credit facility with a $20.0 million borrowing limit available to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of September 30, 2020). In periods subsequent to December 2016, we amended the original agreement to either extend the maturity date and/or reduce the capacity of this credit facility.  This facility was repaid in July 2020 and is not available for subsequent draws.  The facility was secured by the loans, interest and fees receivable and related restricted cash and accrued interest at an annual rate equal to LIBOR plus 5.0%.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $5.8 million was outstanding as of September 30, 2020) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $15.0 million was drawn as of September 30, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2021 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $2.5 million was outstanding as of September 30, 2020) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The facilities mature on June 11, 2021 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In September 2018, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of September 30, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 6.5%. The loan is subject to certain affirmative covenants, including a charge-off and delinquency test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables, noted in the table above, and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.76%. These securities were repaid in October 2020 as part of a new securitization noted below.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of September 30, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

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

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit (of which $6.2 million was drawn as of September 30, 2020) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 4.5%. The facility matures on September 30, 2021 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

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

In October 2020, we sold $250.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term ABS associated with our point-of-sale receivables, noted above, and the remaining proceeds have and will be invested in the acquisition of receivables. The terms of the ABS allow for a 41 month revolving structure with an 18-month amortization period and the securities mature between August 2025 and October 2025. The weighted average interest rate on the securities is fixed at 4.1%.

As of September 30, 2020, we were in compliance with the covenants underlying our various notes payable.

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

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	September 30, 2020	December 31, 2019
Face amount of convertible senior notes	$33,839	$33,839
Discount	(9,529)	(9,748)
Net carrying value	$24,310	$24,091
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $1.5 billion at September 30, 2020. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit. We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2020, CAR had unfunded outstanding floor-plan financing commitments totaling $9.7 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $10.3 million remains pledged as of September 30, 2020 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2020, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event.  Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program was $23.9 million as of September 30, 2020 (of which we have accrued $0.6 million as of September 30, 2020 based on current claims). We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future.

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

12.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to controlling interests	$38,855	$13,077	$67,445	$24,034
Preferred stock and preferred unit dividends and accretion	(4,788)	—	(12,283)	—
Net income attributable to common shareholders—basic	34,067	13,077	55,162	24,034
Effect of dilutive preferred stock dividends and accretion	604	—	1,797	—
Net income attributable to common shareholders—diluted	$34,671	$13,077	$56,959	$24,034
Denominator:
Basic (including unvested share-based payment awards) (1)	14,523	14,596	14,462	14,526
Effect of dilutive stock compensation arrangements and exchange of preferred stock	5,625	1,067	5,515	570
Diluted (including unvested share-based payment awards) (1)	20,148	15,663	19,977	15,096
Net income attributable to common shareholders per share—basic	$2.35	$0.90	$3.81	$1.65
Net income attributable to common shareholders per share—diluted	$1.72	$0.83	$2.85	$1.59

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 417,483 and 436,414, respectively, for the three and nine months ended September 30, 2020, compared to 572,998 and 492,636, respectively, for the three and nine months ended September 30, 2019.

As their effects were anti-dilutive, we excluded stock options to purchase 0.0 million shares, and 0.5 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and nine months ended September 30, 2019, respectively.  No stock options were excluded from these calculations for either the three or nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019, there were no shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per share of common stock calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 1.4 million shares, which could be included in diluted share counts in net income per share of common stock calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of September 30, 2020, 57,666 shares remained available for issuance under the ESPP and 1,735,594 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and nine months ended September 30, 2020 and 2019.

Restricted Stock and Restricted Stock Units

During the nine months ended September 30, 2020 and 2019, we granted 61,373 and 205,000 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.6 million and $0.7 million, respectively. We incurred expenses of $0.7 million and $0.7 million during the nine months ended September 30, 2020 and 2019, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2020, our unamortized deferred compensation costs associated with unvested restricted stock awards were $0.7 million with a weighted-average remaining amortization period of 1.2 years.

Stock Options

Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The exercise price per share of the options must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options are determined by the Compensation Committee of the Board of Directors. We had expense of $0.1 million, $0.3 million, $0.2 million and $0.6 million related to stock option-related compensation costs during the three and nine months ended September 30, 2020 and 2019, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,687,499	$3.66
Issued	—	$—
Exercised	(148,500)	$3.68
Cancelled/Forfeited	—	$—
Outstanding at September 30, 2020	2,538,999	$3.66	1.6	$20,933,160
Exercisable at September 30, 2020	2,011,167	$3.13	1.2	$17,628,216

We had $0.2 million and $0.5 million of unamortized deferred compensation costs associated with unvested stock options as of September 30, 2020 and December 31, 2019, respectively.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to or associated with the financially underserved consumer credit market. According to data published by Experian, 41% of Americans had FICO® scores of less than 700 as of the second quarter of 2019, which represents a population in excess of 90 million consumers. A recent survey conducted by Charles Schwab further found that 59% of Americans lived “paycheck to paycheck” and only 38% of people have an emergency fund.  These consumers often have short-term, immediate credit needs that are often not effectively met by many financial institutions.  By facilitating fairly priced consumer credit alternatives with value added features and benefits specifically curated for the unique needs of this financially underserved consumer, we endeavor to empower consumers on a path to improved financial well-being.

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $26 billion in consumer loans over our 24-year operating history to support lenders who originate a range of consumer loan products. These products include retail credit and credit cards originated by lenders through multiple channels, including retail point-of-sale, direct mail solicitation, and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. The services of our bank partners are often extended to consumers who may not have access to financing options. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our bank partners to integrate our paperless process and instant decisioning platform with the technology infrastructure of participating retailers and service providers. Additionally, we support lenders who market general purpose credit cards directly to consumers and enable them to reach consumers through a diverse origination platform that includes retail point-of-sale, direct mail and digital marketing solicitation and partnerships with third parties. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing. By supporting a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

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

Additionally, we report within our Credit and Other Investments segment: (1) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and (2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. Subsequent to quarter-end, one of the companies we invested in underwent a recapitalization which resulted in the receipt of $2.0 million in dividends.  We retained our minority ownership stake in this platform and will continue to carry the investment on our books at cost.

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

The following are anticipated key impacts on our business and response initiatives taken by the Company, in coordination with our partners, to mitigate such impacts:

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to restrictions on “non-essential” businesses, issuances of stay-at-home orders, and uncertainties about the extent and duration of the pandemic. While we have seen some improvements in this area, to the extent this change in consumer spending behavior continues, receivables purchases could decline relative to the prior year. The extent to which our merchants have remained open for business has varied across merchant category and geographic location within the U.S.

Borrowers impacted by COVID-19 who request hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, we anticipate that the elevated unemployment rate, while partially mitigated by the effects of government stimulus and relief measures, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act, may result in increased portfolio credit losses in the future.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2020	2019	from 2019 to 2020
Total interest income	$103,642	$70,581	$33,061
Interest expense	(12,678)	(13,099)	421
Fees and related income on earning assets:
Fees on credit products	35,488	19,725	15,763
Changes in fair value of loans, interest and fees receivable recorded at fair value	(29,081)	355	(29,436)
Changes in fair value of notes payable associated with structured financings recorded at fair value	73	346	(273)
Other	295	9	286
Other operating income:
Servicing income	527	356	171
Other income	4,195	30,486	(26,291)
Gain on repurchase of convertible senior notes	—	5,127	(5,127)
Equity in income of equity-method investee	342	284	58
Total	$102,803	$114,170	$(11,367)
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	3,291	190	(3,101)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	17,028	65,527	48,499
Other operating expenses:
Salaries and benefits	6,624	6,429	(195)
Card and loan servicing	16,309	13,152	(3,157)
Marketing and solicitation	7,016	10,757	3,741
Depreciation	327	284	(43)
Other	3,945	1,333	(2,612)
Net income	38,807	13,020	25,787
Net loss attributable to noncontrolling interests	48	57	(9)
Net income attributable to controlling interests	38,855	13,077	25,778
Net income attributable to controlling interests to common shareholders	34,067	13,077	20,990

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2020	2019	from 2019 to 2020
Total interest income	$306,902	$176,240	$130,662
Interest expense	(38,514)	(36,259)	(2,255)
Fees and related income on earning assets:
Fees on credit products	102,532	44,329	58,203
Changes in fair value of loans, interest and fees receivable recorded at fair value	(69,779)	725	(70,504)
Changes in fair value of notes payable associated with structured financings recorded at fair value	553	1,673	(1,120)
Other	596	109	487
Other operating income:
Servicing income	1,619	1,417	202
Other income	8,739	75,900	(67,161)
Gain on repurchase of convertible senior notes	—	5,127	(5,127)
Equity in income of equity-method investee	355	736	(381)
Total	$313,003	$269,997	$43,006
Net losses upon impairment of loans, interest and fees receivable recorded at fair value	3,931	715	(3,216)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	116,894	148,539	31,645
Other operating expenses:
Salaries and benefits	20,642	19,455	(1,187)
Card and loan servicing	47,747	35,123	(12,624)
Marketing and solicitation	26,523	26,254	(269)
Depreciation	932	856	(76)
Other	13,332	9,232	(4,100)
Net income	67,286	23,857	43,429
Net loss attributable to noncontrolling interests	159	177	(18)
Net income attributable to controlling interests	67,445	24,034	43,411
Net income attributable to controlling interests to common shareholders	55,162	24,034	31,128

Three and Nine Months Ended September 30, 2020, Compared to Three and Nine Months Ended September 30, 2019

Total interest income. Total interest income consists primarily of finance charges and late fees earned on point-of-sale and direct-to-consumer receivables, credit card and auto finance receivables. Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $769.0 million as of September 30, 2019 to $982.5 million as of September 30, 2020. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income for these operations over the next year. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. As discussed elsewhere in this Report, we elected the fair value option to account for certain loan receivables associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020.  As a result, merchant fees that are associated with the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period.  As discussed above, consumer spending behavior has been impacted negatively by COVID-19 and continues to impact our ability to acquire new receivables.  Absent the continued unknown impacts of COVID-19 and related government stimulus and relief measures on future consumer spending behavior or the impact they may have on consumer's ability to make payments on outstanding loans and fees receivable, the earlier recognition of these merchant fees is expected to further increase our period-over-period results in the near term.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable associated with our point-of-sale and direct-to-consumer platform increased from $566.2 million as of September 30, 2019 to $696.8 million as of September 30, 2020. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We expect increasing levels of direct-to-consumer fee income over the next year as we continue to invest in new credit card receivables. For credit card receivables for which we use fair value accounting (including those that we elected the fair value option for on January 1, 2020), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout the year commensurate with growth in these receivables.  Inversely, we expect our change in fair value of notes payable associated with structured financings for our legacy credit card receivables recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.  Additionally, we expect to recognize certain fee billings (such as annual membership fees) associated with receivables accounted for under fair value as they are billed to the consumer (as opposed to deferred fee recognition), which, absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, will further increase the expected levels of fee income in the near term.

Servicing income. We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee). While we have experienced some growth in this category of income, unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant income within this category.

Other income. Included within our other income category are ancillary and interchange revenues. Given recent growth associated with new credit card receivables, we expect ancillary and interchange revenues to grow throughout the year. Also included within our other income category for the three and nine months ended September 30, 2019 is $26.7 and $68.1 million associated with reductions in accruals related to one of our portfolios.  The original accrual was based upon our estimate of the amount that may be claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which may be offered to resolve such claims.  The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim.

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

Net losses upon impairment of loans, interest and fees receivable recorded at fair value. This account reflects charge offs (net of recoveries) of the face amount of credit card receivables we record at fair value on our consolidated balance sheets. We have experienced a general trending decline in this category as our legacy credit card portfolios diminished.  As discussed above and evidenced in the three months ended September 30, 2020, we expect future trending increases in this category due to our election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020.  These increases will be abated somewhat as we continue to liquidate our historical credit card receivables.  Further, the unknown impacts of COVID-19 could lead to increased variability in our expected charge-offs.

Provision for losses on loans, interest and fees receivable recorded at net realizable value. Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. We have experienced a period-over-period decline in this category between the nine months ended September 30, 2020 and 2019 primarily reflecting: 1) the effects of our adoption of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020 which has resulted in a decline in the outstanding receivables subject to this provision and 2) the overall reduction in delinquencies associated with these receivables in part due to recent government stimulus programs, which have served to increase payments on outstanding receivables.  This reduction in provision has been offset somewhat due to additional reserves associated with accounts that have been impacted due to COVID-19. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis.  Given our adoption of fair value accounting for certain receivables acquired on or after January 1, 2020, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish as the underlying receivables that continue to be recorded at net realizable value liquidate.

Total other operating expense. Total other operating expense variances for the three and nine months ended September 30, 2020, relative to the three and nine months ended September 30, 2019, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs.  We expect some marginal increase in this cost for 2021 when compared to 2020 as we expect to maintain staffing levels and also expect receivable growth during the year;

•

increases in card and loan servicing expenses in the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables, which grew from $769.0 million outstanding to $982.5 million outstanding at September 30, 2019 and September 30, 2020, respectively, offset by the continued net liquidations in our legacy credit card portfolios, the receivables of which declined from $7.1 million outstanding to $4.9 million outstanding at September 30, 2019 and September 30, 2020, respectively;

•	overall reductions in marketing and solicitation costs for the three months ended September 30, 2020 with a slight increase for the nine months ended September 30,2020. Variations in our marketing and solicitation costs are primarily due to volume-related increases in costs attributable to the growth in our direct-to-consumer and (to a lesser extent) retail point-of-sale portfolios. While we may have some variability in the timing of these costs over the next 12 months, we expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2021 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and
•	slight increases in other expenses primarily related to realized translation gains recognized during the prior period.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own account and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs. This trend is reversing as we continue to grow our earning assets (including loans, interest and fees receivable) based principally on growth of point-of-sale and direct-to-consumer receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels over the past two years with minimal growth in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs as we were able to better utilize our fixed costs to grow our asset base.

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

Income Taxes. We experienced effective tax rates of 19.6% and 18.9%, respectively, for the three and nine months ended September 30, 2020, compared to effective tax rates of 21.1% and 20.0%, respectively, for the three and nine months ended September 30, 2019.

Our effective tax rates for the three and nine months ended September 30, 2020, are below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Partially offsetting such effects on our effective tax rates are the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during the three and nine months ended September 30, 2020.

Our effective tax rate for the three months ended September 30, 2019, was above the statutory rate principally due to the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period. However, it was below the statutory rate for the nine months ended September  30, 2019, principally due to reductions in our valuation allowances against net federal deferred tax assets during such period—the effect of such reductions being partially offset by the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income taxes during such period.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. During the three and nine months ended September 30, 2020, we included $0.0 million and $0.1 million, respectively, of net income tax-related interest and penalties within those periods’ respective income tax expense line items.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires an understanding that: (1) our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable; (2) our managed receivables data exclude non-consolidated receivables; (3) our managed receivables data amortize certain loan origination fees (such as annual and merchant fees) associated with our Fair Value Receivables; (4) certain costs, such as claims made under credit deferral programs are recognized as settled; and (5) the period-end and average managed receivables data include the face value of receivables which are accounted for under the fair value option.

A reconciliation of our Securitized Receivables and our Fair Value Receivables, both within our Loans, interest and fees receivable, at fair value to the assets underlying those receivables which are included in our managed receivables are as follows (in thousands):

	At or for the Three Months Ended
	2020			2019				2018
	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Loans, interest and fees receivable, gross - Securitized Receivables	4,863	5,111	5,765	6,404	7,070	7,803	8,664	9,575
Fair value adjustment - Securitized Receivables	(877)	(1,279)	(2,080)	(2,018)	(2,545)	(2,899)	(3,270)	(3,269)
Loans, interest and fees receivable, at fair value - Securitized Receivables	3,986	3,832	3,685	4,386	4,525	4,904	5,394	6,306
Loans, interest and fees receivable, gross - Fair Value Receivables	377,717	215,492	101,134	—	—	—	—	—
Fair value adjustment - Fair Value Receivables	(70,919)	(41,438)	(15,425)	—	—	—	—	—
Loans, interest and fees receivable, at fair value - Fair Value Receivables	306,798	174,054	85,709	—	—	—	—	—
Loans, interest and fees receivable, at fair value	310,784	177,886	89,394	4,386	4,525	4,904	5,394	6,306

(1) As discussed in more detail above in "—Overview," we elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020.

As discussed above, our managed receivables data amortize certain loan origination fees (such as annual and merchant fees) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize certain costs, such as claims made under credit deferral programs, when paid.  Under fair value accounting, these fees are recognized when billed or upon receivable acquisition.  Reconciliations of our Consumer Loans, including past due fees on Fair Value Receivables and our Other Fees on credit products on Fair Value Receivables to comparable amounts used in our calculation of our Total Yield Ratio are as follows (in millions):

	At or for the Three Months Ended
	2020
	Sep. 30	Jun. 30	Mar. 31
Consumer Loans, including past due fees on Fair Value Receivables	$95.6	$92.1	$95.2
Other Fees on credit products on Fair Value Receivables	40.3	35.2	37.8
Change in fair value for Notes payable associated with structured financings, at fair value	(0.1)	0.1	(0.6)
Accelerated recognition under fair value accounting for Fair Value Receivable billings	(27.8)	(23.1)	(17.6)
Total yield on Fair Value Receivables	$108.0	$104.3	$114.8

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2020			2019				2018
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$987,385	$900,196	$917,482	$914,828	$776,102	$610,129	$480,928	$462,862
Percent 30 or more days past due	7.7%	10.7%	16.0%	15.3%	12.9%	11.5%	13.7%	13.2%
Percent 60 or more days past due	5.6%	8.9%	12.4%	11.4%	9.2%	8.2%	10.3%	9.5%
Percent 90 or more days past due	4.0%	6.9%	9.0%	8.1%	6.1%	5.8%	7.5%	6.7%
Averaged managed receivables	$943,791	$908,839	$916,155	$845,465	$693,116	$545,529	$471,895	$434,460
Total yield ratio	45.8%	45.9%	50.1%	50.0%	49.7%	47.0%	46.5%	44.3%
Combined gross charge-off ratio	22.1%	26.9%	29.0%	22.4%	17.6%	23.8%	23.6%	21.6%

The following table presents additional trends and data with respect to our current point-of-sale (“Retail”) and direct-to-consumer (“Direct”) receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2020			2019				2018
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$493,943	$431,118	$406,101	$397,690	$365,652	$308,382	$255,922	$257,772
Percent 30 or more days past due	6.2%	7.5%	12.2%	13.2%	11.6%	10.4%	12.7%	13.6%
Percent 60 or more days past due	4.2%	5.9%	9.3%	9.7%	8.2%	7.3%	9.8%	9.9%
Percent 90 or more days past due	2.8%	4.5%	6.8%	6.8%	5.6%	5.0%	7.2%	7.1%
Average APR	19.0%	19.8%	21.3%	22.1%	22.5%	24.0%	24.8%	25.0%
Receivables purchased during period	$170,232	$141,094	$110,479	$116,327	$133,528	$123,533	$69,120	$80,096

	Direct - At or for the Three Months Ended
	2020			2019				2018
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$488,579	$463,967	$505,616	$510,734	$403,380	$293,944	$216,342	$195,515
Percent 30 or more days past due	9.2%	13.7%	19.2%	17.0%	14.2%	12.8%	15.1%	13.0%
Percent 60 or more days past due	7.0%	11.8%	15.0%	12.8%	10.3%	9.3%	11.2%	9.3%
Percent 90 or more days past due	5.1%	9.2%	10.8%	9.1%	6.7%	6.7%	8.0%	6.4%
Average APR	26.1%	24.6%	26.1%	27.0%	28.2%	28.5%	27.9%	28.1%
Receivables purchased during period	$174,768	$117,367	$127,825	$195,243	$174,026	$123,776	$60,733	$69,585

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $213.5 million in net receivables growth associated with the combined point-of-sale and direct-to-consumer products offered by our bank partners from September 30, 2019 to September 30, 2020. The addition of large point-of-sale retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our point-of-sale receivables by $128.3 million and $126.8 million in the twelve months ended September 30, 2020 and 2019, respectively. Our direct-to-consumer acquisitions grew by over $85.2 million and $246.7 million, net during the twelve months ended September 30, 2020 and 2019, respectively. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue through the remainder of the year (absent further unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale origination platform as well as the timing of solicitations within the direct-to-consumer platform by our bank partner. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels.  Our top five retail partnerships accounted for over 60% of the above referenced Retail period-end managed receivables outstanding as of September 30, 2020.

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

As we continue to acquire newer point-of-sale and direct-to-consumer receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. This is largely a result of the risk profiles (and corresponding expected returns) for these receivables. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts as well as recent government stimulus efforts.  The aforementioned positive impacts related to recent government stimulus programs have served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderates, with no further government stimulus programs or other interventions, we expect increased overall delinquency rates when compared to prior periods.  This increase would be similar to those noted in the first quarter of 2020 when compared to the first quarter of 2019, as the existing receivables mature through their peak charge-off periods. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period.  Through September 30, 2020, approximately 5.2% of our accounts had received some form of short-term deferral related to COVID-19.  Of this amount, approximately 1.4% of accounts and their associated receivables were actively enrolled in short-term payment deferrals (representing $19.1 million of gross receivables outstanding) as of September 30, 2020. Nearly all of these customers are considered current and thus not included as delinquent receivables.  The exclusion of these accounts has resulted in lower delinquency rates than we would otherwise expect.  Given this, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total yield ratio. Currently, we are experiencing growth in newer, higher yielding receivables, including direct-to-consumer receivables and our point-of-sale receivables. While this growth has contributed to higher total yield ratios, we expect this growth also will continue to result in higher charge-off and delinquency rates than those experienced historically. Direct-to-consumer receivables tend to have higher total yields than point-of-sale receivables, so recent declines in direct-to-consumer receivables contributed to slightly lower total yield ratios for the second and third quarters of 2020 when compared to comparable periods in 2019. Additionally, lower delinquencies (and thus associated fee billings) noted during the second and third quarters of 2020, in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables, contributed to an overall lower Total yield ratio.  Our fourth, third, second and first quarter 2019 total yield ratios exclude the impacts of $37.8 million, $26.7 million, $26.0 million and $15.4 million, respectively, associated with our aforementioned reduction in reserves associated with one of our portfolios. Similarly, our fourth quarter 2018 total yield ratio excludes the impact of $36.2 million associated with a litigation settlement in such quarter.

Absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables, the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable or the impact created by future decisions to waive or suspend additional consumer fees, we expect total yield ratios to continue to fluctuate modestly based on the relative mix of growth in point-of-sale receivables and higher yielding direct-to-consumer credit card receivables.

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

Growth within point-of-sale finance and direct-to-consumer receivables has resulted in increases in our charge-off rates over time. Combined gross charge-off rates for the fourth quarter of 2018 and first quarter of 2019 reflect the expected higher charge-off rates associated with a mix shift to higher yielding products and ongoing testing of new products throughout 2018. The combined gross charge-off ratio in the third quarter of 2019 further reflects the positive impacts of a bulk sale of charged off receivables.  Absent this sale, the combined gross charge-off ratio would have been 18.6%. The first and second quarters 2020 gross charge-off ratios reflect receivable growth during 2019 reaching peak charge-off periods.  The combined gross charge-off ratio in the second quarter of 2020 further reflects the positive impacts of a bulk sale of charged off receivables in that period.  Absent this sale, the combined gross charge-off ratio would have been 29.1%.  Third quarter 2020 gross chargeoffs do not reflect the recent improvements in our delinquency rates.  We do expect these delinquency improvements to result in lower combined gross charge-off rates for the remainder of 2020 and for the first quarter of 2021.

Notwithstanding the improvements we will see in the next couple of quarters due to recent improvements in delinquency rates, the growth in point-of-sale and direct-to-consumer receivables is expected to continue to result in higher charge-offs than those experienced historically. We expect continued elevated charge off rates for future periods when compared to historical results, given the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined gross charge-offs, (3) recent vintages reaching peak charge-off periods, (4) our current expectation for receivables growth during 2021 and (5) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19. Further impacting our charge-off rates are the timing of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables originated through our point-of-sale platform ranges from 0% to 36.0%. For direct-to-consumer receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. As noted in the first quarter of 2020, shifts in the relative mix of receivables acquired caused a drop in our average APRs relative to prior quarters. We currently expect our average APRs in 2021 to remain consistent with the average APRs we have experienced over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth, which is largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; or the timing of new customer originations by our bank partners. We currently expect to see decreases in the level of growth in receivable acquisitions when compared to the same period in prior years due to the rapid growth we experienced in 2019 and due to the decreased consumer spending behavior noted as a result of COVID-19. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our bank partner and the availability of capital to fund new purchases. Nonetheless, absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect some declines in the acquisition of these receivables throughout 2020.

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

Collectively, as of September 30, 2020, we served more than 590 dealers through our Auto Finance segment in 34 states, the District of Columbia and two U.S. territories.

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

Analysis of Statistical Data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2020			2019				2018
	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$90,514	$89,637	$90,226	$89,785	$89,451	$89,490	$90,208	$88,057
Percent 30 or more days past due	11.2%	11.0%	12.5%	15.2%	14.5%	13.3%	11.4%	14.7%
Percent 60 or more days past due	4.5%	4.4%	5.0%	6.2%	5.9%	5.4%	5.3%	5.7%
Percent 90 or more days past due	2.1%	2.3%	2.7%	2.9%	3.1%	2.6%	2.9%	2.5%
Average managed receivables	$90,076	$89,932	$90,006	$89,618	$89,471	$89,849	$89,133	$86,698
Total yield ratio	36.6%	36.4%	36.2%	36.3%	36.4%	36.7%	36.0%	36.1%
Combined gross charge-off ratio	1.3%	2.7%	2.7%	4.0%	2.7%	4.9%	2.7%	2.8%
Recovery ratio	1.3%	0.9%	1.3%	1.3%	1.8%	1.8%	1.3%	0.9%

Managed receivables.  We expect modest growth in the level of our managed receivables for 2021 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. Managed receivable levels increased in each of the periods of 2019 when compared to the same period in 2018 primarily due to the acquisition of new dealer relationships, which has enabled us to purchase greater amounts of auto receivables.  Although receivable levels in each period of 2020 were roughly equal to those in 2019, this primarily reflects strong customer payments throughout 2020 offsetting receivables growth when compared to the same periods of 2019. We expect receivable levels will continue to result in modest period over period increases, when compared to the same periods in the prior year, for the coming quarters absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable.

Delinquencies. Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in 2020 periods (when compared to the same periods in 2019) due to stronger than anticipated customer payment behavior. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. As discussed, elsewhere in this Report, recent delinquency rates have benefitted from government stimulus programs which have resulted in customer payments in excess of historical experience. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined gross charge-off ratio and recovery ratio. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined gross charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined gross charge-off ratio. This is evidenced by the slightly elevated combined gross charge-off rate we experienced during 2019.  We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable we could experience variation in these expectations.

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

Debt and capital markets, particularly the asset-backed securities market on which we are dependent, have been disrupted by COVID-19, and this has slowed down our ability to establish new facilities.  While we have been successful in our recent capital raising efforts, we do not expect these markets to return to normal in the near-term.  For that reason, we have implemented measures to ensure that our liquidity position is as strong as possible through the current economic cycle and expect to take advantage of opportunities to obtain additional liquidity when and as they become available.

We believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities, and possibly the capital markets or government-sponsored programs will provide adequate resources to fund our operating and financing needs.

As discussed elsewhere in this Report, we incur a significant level of costs associated with a fixed infrastructure. While we had in the past focused on cost reduction, our primary focus now is growing the point-of-sale and direct-to-consumer credit card receivables so that our revenues from these investments can cover our infrastructure costs and return us to consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in direct-to-consumer finance products have resulted in year-over-year growth of total managed receivables levels, and we expect growth to continue in the coming quarters.

Accordingly, we will continue to focus on (i) containing costs (as opposed to our previous focus on reducing expenses), (ii) adding new retail partners to our platform to continue growth of the point-of-sale receivables, (iii) continuing growth in direct-to-consumer credit card receivables and (iv) obtaining the funding necessary to meet capital needs required by the growth of our receivables.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets.  Additionally, we do not expect any imminent refunding or financing needs associated with our convertible senior notes given their maturity in 2035. As such, facilities that could represent near-term significant refunding or refinancing needs as of September 30, 2020 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring November 1, 2021) that is secured by certain assets of our CAR subsidiary	$36.5
Revolving credit facility (expiring February 8, 2022) that is secured by certain receivables and restricted cash	5.8
Revolving credit facility (expiring August 15, 2022) that is secured by certain receivables and restricted cash	2.5
Revolving credit facility (expiring April 21, 2021) that is secured by certain receivables and restricted cash	15.0
Amortizing debt facility (expiring September 30, 2021) that is secured by certain receivables and restricted cash	6.2
Total	$66.0

Further details concerning the above debt facilities and our convertible senior notes are provided in Note 9, “Notes Payable,” and Note 10, “Convertible Senior Notes,” to our consolidated financial statements included herein. Also see Part II, Item 1A “Risk Factors—We Are Substantially Dependent Upon Borrowed Funds to Fund Receivables We Purchase.”

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $5.8 million was outstanding as of September 30, 2020) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above-mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $2.5 million was outstanding as of September 30, 2020) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The above facilities mature on June 11, 2021 and November 16, 2020, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables. The weighted average interest rate on the securities is 5.76%. These securities were repaid in October 2020 as part of a new securitization described below.

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

In September 2019, we extended the maturity date of the revolving credit facility secured by the financial and operating assets of CAR to November 1, 2021, and, in October 2019, we expanded the borrowing capacity of such facility to $55.0 million. All other material terms remain unchanged.

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

In July 2020, we sold $100.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale was used to pay-down some of our existing revolving facilities associated with our point-of-sale receivables, and the remaining proceeds are available to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.47%.

In October 2020, we sold $250.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale was used to pay-down our existing term ABS associated with our point-of-sale receivables, noted above, and the remaining proceeds have and will be invested in the acquisition of receivables. The terms of the ABS allow for a 41 month revolving structure with an 18-month amortization period and the securities mature between August 2025 and October 2025. The weighted average interest rate on the securities is fixed at 4.1%.

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

At September 30, 2020, we had $149.2 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2020 and 2019 are as follows:

•

During the nine months ended September 30, 2020, we generated $147.8 million of cash flows from operations compared to our generating $70.2 million of cash flows from operations during the nine months ended September 30, 2019. The increase in cash provided by operating activities was principally related to increases in finance and fee collections associated with growing point-of-sale and direct-to-consumer receivables as well as a bulk sale of charge-off accounts which resulted in proceeds of $5.0 million.

•

During the nine months ended September 30, 2020, we used $180.9 million of cash in our investing activities, compared to use of $289.8 million of cash in investing activities during the nine months ended September 30, 2019. This decrease in cash used is primarily due to significant decreases in the level of investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2019, in some cases as a result of diminished purchase activity by consumers as a result of COVID-19 market impacts. While we are seeing some increases in consumer spending behavior, the impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.  Additionally contributing to the decline in cash used by investing activities are returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables which contributed positively to our cash generated from investing activities.

•

During the nine months ended September 30, 2020, we generated $33.6 million of cash in financing activities, compared to our generating $190.3 million of cash in financing activities during the nine months ended September 30, 2019. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. In 2019, this included the issuance of $400 million in asset backed securities.  Further, on March 30, 2020, a wholly-owned subsidiary issued 50.0 million Class B preferred units at a purchase price of $1.00 per unit.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in point-of-sale and direct-to-consumer finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2022.  As of September 30, 2020 we were authorized to repurchase a remaining 4,946,231 shares under this share repurchase plan.

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

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period which is generally 12 months for receivables that are not included as part of our Fair Value Receivables, and when billed for those receivables that are included as part of our Fair Value Receivables. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customers' accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

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

Allowance for Uncollectible Loans, Interest and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments:  Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of uncollectible loans, interest and fees receivable, our results of operations and liquidity could be materially affected.

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

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the nine months ended September 30, 2020 and 2019, we received $225,003 and $202,813, respectively, of reimbursed costs from HBR associated with these leased employees.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of our inability to achieve consistent earnings from our operations in recent years.  Additionally, the impact of COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. The global impact of the outbreak has led to many countries instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance and financial results.

For additional information, see "—Other Risks to Our Business—The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital".

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

Economic slowdowns increase our credit losses. During periods of economic slowdown or recession, we generally experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by other providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted.

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

The outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and many national, state and local governments have instituted quarantines, restrictions on travel and closures or limitations on non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any accurate prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in point-of-sale finance and direct-to-consumer receivables may not be indicative of our ability to grow such receivables in the future.  Our period-end managed receivables balance for point-of-sale finance and direct-to-consumer receivables grew to $982.5 million at September 30, 2020 from $769.0 million at September 30, 2019. The amount of such receivables has fluctuated significantly over the course of our operating history.  Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the U.S. Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the U.S. Supreme Court to deny certiorari, the U.S. Solicitor General, joined by the Office of the Comptroller of the Currency (“OCC”), noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the U.S. District Court for the Southern District of New York concluded on February 27, 2017 that New York’s state usury law, not Delaware’s state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. At this time, it is unknown whether Madden will be applied outside of the defaulted debt context in which it arose. The facts in Madden are not directly applicable to our business, as we do not engage in practices similar to those at issue in Madden. However, to the extent that the holding in Madden was broadened to cover circumstances applicable to our business, or if other litigation on related theories were brought against us and were successful, or we were otherwise found to be the “true lender,” we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.

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

Repossession of automobiles entails the risk of litigation and other claims. Although we have contracted with reputable repossession firms to repossess automobiles on defaulted loans, it is not uncommon for consumers to assert that we were not entitled to repossess an automobile or that the repossession was not conducted in accordance with applicable law. These claims increase the cost of our collection efforts and, if successful, can result in awards against us.

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

Other Risks to Our Business

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

The California Consumer Privacy Act (the “CCPA”) became effective on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers with expanded protections and control over the collection, maintenance, use and sharing of personal information. The CCPA continues to be subject to new regulations and legislative amendments. Although we have implemented a compliance program designed to address obligations under the CCPA, it remains unclear what future modifications will be made or how the CCPA will be interpreted in the future. The CCPA provides for civil penalties for violations and a private right of action for data breaches.

In addition, on November 3, 2020, California voters approved the California Privacy Rights Act of 2020 (the “CPRA”) ballot initiative. Although the CPRA will not take effect until January 1, 2023, it will establish a privacy regulator before that date. We anticipate that CPRA will apply to our business and we will work to ensure compliance with the CPRA by its effective date.

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

Our allowance for uncollectible loans is determined based upon both objective and subjective factors and may not be adequate to absorb loan losses. We face the risk that customers will fail to repay their loans in full. Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value.  We determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. Actual losses are difficult to forecast, especially if such losses are due to factors beyond our historical experience or control. As a result, our allowance for uncollectible loans may not be adequate to absorb incurred losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

As of September 30, 2020, Atlanticus Holdings Corporation had outstanding: $737.9 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $49.6 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, “Notes Payable,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of September 30, 2020, our subsidiaries had total liabilities of approximately $783.4 million (including the $737.9 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31	7,000	$11.50	7,000	4,993,000
August 1 - August 31	24,000	$9.25	23,051	4,969,949
September 1 - September 30	17,275	$10.97	16,718	4,946,231
Total	48,275	$10.19	46,769	4,946,231

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 1,506 such shares returned to us during the three months ended September 30, 2020.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2022.

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

Atlanticus Holdings Corporation

November 13, 2020	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)