Form 10-K
period 2020-12-31
Atlanticus Holdings Corp
filed 2021-03-31
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report for the year ended December 31, 2020

of

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

This Annual Report on Form 10-K includes Management's Report on Internal Control over Financial Reporting under Part II, Item 9A "Controls and Procedures." As a non-accelerated filer, this report is not subject to attestation by Atlanticus' independent public accounting firm, and this Annual Report on Form 10-K does not include such an attestation report.

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2020 was $68.9 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates, and we also have included 1,459,233 loaned shares at June 30, 2020.)

As of March 18, 2021, 16,419,886 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page
PART I

PART IV
Item 15.	Exhibits and Financial Statement Schedules	38
Item 16.	Form 10-K Summary	40

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

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, legal and regulatory matters, information security and consumer privacy, the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; changes in the credit quality and fair value of our credit card loans, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare point-of-sale (collectively "point-of-sale") finance operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our point-of-sale finance operations; our ability to raise funds or renew financing facilities; share repurchases or issuances; debt retirement; the results associated with our equity-method investee; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the availability of adequate financing to support growth;
•	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	impacts due to delays or interruptions associated with ongoing system conversions;
•	the adequacy of our allowances for uncollectible loans, interest and fees receivable and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	the duration and magnitude of the impact of the COVID-19 pandemic on credit usage, payments and the capital markets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
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

Market Overview

According to data published by Experian, 41% of Americans had FICO® scores of less than 700 as of the second quarter of 2019. A recent survey conducted by Highland Solutions found that 63% of Americans lived “paycheck to paycheck” and 82% of people do not have access to an emergency fund. We believe this equates to a population of over 100 million everyday Americans in need of additional access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating fairly priced consumer credit and financial service alternatives with value added features and benefits specifically curated for the unique needs of these consumers, we endeavor to empower everyday Americans on a path to improved financial well-being.

Company History

We are a Georgia corporation formed in 2009, as successor to an entity that commenced operations in 1996. We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to everyday Americans.

Credit and Other Investments Segment

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $26 billion in consumer loans over our 24-year operating history to support lenders who originate a range of consumer loan products. These products include private label and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare point-of-sale (collectively "point-of-sale"), direct mail solicitation, online and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. We specialize in supporting this “second-look” credit service.

Our flexible technology platform allows our bank partners to integrate our paperless process and instant decisioning platform with the technology infrastructure of participating retailers and service providers. Built on more than 20 years of investment in data, people and technology, our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. By supporting a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

We are principally engaged in providing products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties. In this Report, “receivables” or “loans” typically refer to receivables we have purchased from our bank partners or from third parties.

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

Additionally, we report within our Credit and Other Investments segment:

(1)  the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and

(2)  gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. During the year ended December 31, 2020, one of the companies we invested in underwent a recapitalization which resulted in our receipt of $2.0 million in distributions. We retained our minority ownership stake in this company and will continue to carry the investment on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) point-of-sale and direct-to-consumer receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility (such as those associated with our legacy credit card operations).

Subject to potential disruptions caused by COVID-19, we believe that our point-of-sale and direct-to-consumer receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

Auto Finance Segment

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

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including: (1) investments in additional financial assets associated with point-of-sale, direct-to-consumer and online finance and credit activities as well as the acquisition of interests in receivables portfolios; (2) investments in other financial products or services; (3) investments in assets or businesses that are not necessarily financial services assets or businesses and (4) the repurchase or redemption of our convertible senior notes and other debt and our outstanding common stock.

We elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables arising in accounts originated prior to January 1, 2020 will continue to be accounted for in our 2020 and subsequent financial statements at amortized cost, net. We estimate the fair value of those receivables for which we elected the fair value option on January 1, 2020 (the "Fair Value Receivables") using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable arising in accounts originated subsequent to January 1, 2020 will be carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables will no longer be deferred. We reevaluate the fair value of our Fair Value Receivables at the end of each quarter.

Beyond these activities within our Credit and Other Investments segment, we invest in and service portfolios of credit card receivables.

Credit and Other Investments Segment

Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in receivables from point-of-sale and direct-to-consumer credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include fees and finance charges, and merchant fees or annual fees associated with the point-of-sale and direct-to-consumer receivables.

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

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, we price our products to reflect expected loss rates for our various risk categories. See “Consumer and Debtor Protection Laws and Regulations—Credit and Other Investments Segment” and Item 1A, “Risk Factors.”

Auto Finance Segment

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

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2020, our CAR operations served more than 590 dealers in 33 states, the District of Columbia and two U.S. territories. These operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

On March 13, 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic. As of the date of filing this Annual Report on Form 10-K, the duration and severity of the effects of the COVID-19 pandemic remain unknown. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. In addition to instituting a Company-wide remote-work program to ensure the safety of all employees and their families, we are communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of employees, and monitoring the ongoing pandemic for new developments that may impact the Company, our work locations or our employees and are taking reasonable measures.

The following are anticipated key impacts on our business and response initiatives taken by the Company, in coordination with our partners, to mitigate such impacts:

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to restrictions on “non-essential” businesses, issuances of stay-at-home orders, and uncertainties about the extent and duration of the pandemic. Additionally, government stimulus programs have decreased consumer need for credit products and generally led to an increase in customer payments. While we have seen some improvements in this area, to the extent this change in consumer spending behavior continues, receivables purchases could decline relative to the prior year. The extent to which our merchants have remained open for business has varied across merchant category and geographic location within the U.S.

Borrowers impacted by COVID-19 requesting hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, we anticipate that the elevated unemployment rate, while partially mitigated by the effects of government stimulus and relief measures, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the American Rescue Plan, may result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchants and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19 and related government stimulus and relief measures could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part I, Item 1A “Risk Factors” and, in particular, “– The global outbreak of COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

Receivables Management and Risk Mitigation

Credit and Other Investments Segment. We manage our investments in receivables using credit scoring, credit file data, non-credit-bureau attributes, and our proprietary risk evaluation systems developed and refined over our 24-year operating history. These strategies include the management of transaction authorizations, account renewals, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, allowing us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the receivables. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent receivables.

For our point-of-sale and direct-to-consumer finance activities as well as the accounts that are open to purchases, we generally assist our lending partners with managing credit lines to reward customers who are performing well and to mitigate losses from delinquent customer segments. We also assist our lending partners with employing strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a probability of fraudulent use.

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

Collection Strategy

Credit and Other Investments Segment. The goal of the collections process is to collect as much of the account balance that is owed in the most customer-friendly and cost-effective manner possible. This collection process has continued to evolve over the course of our 24 year operating history, with the utilization of digital and mobile processes helping to both aid in collections and facilitate better communication throughout the collection process.

We oversee and manage third-party collectors, who employ these digital and mobile processes along with the traditional cross-section of letters, emails and telephone calls to encourage payment. Collectors also sometimes offer flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases collectors may vary the general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate payment. Application of payments in this manner also permits collectors to assess real time the degree to which payments over the life of an account have covered the principal credit extensions on that account. This allows collectors to readily identify the potential economic loss associated with the charge off of a particular receivable (i.e., the excess of principal purchases and cash advances funded over payments received throughout the life of the account). The selection of collection techniques, including, for example, the order in which payments are applied or the provision of payments or credits to induce or in exchange for a payment, impacts the statistical performance of the portfolios that we present under “Consolidated Results of Operations—Credit and Other Investments Segment” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Collectors employ various and evolving tools when collecting on the receivables, and they routinely test and evaluate new tools in their effort toward improving collections with a greater degree of efficiency and service. These tools include programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. In some instances, collectors may agree to match the payment on a receivable, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, collectors may actually settle and adjust finance charges and fees on a receivable, for example, based on a commitment and follow through on a commitment to pay certain portions of the balances owed. Collectors may also decrease minimum payments owed under certain collection programs. Additionally, collectors employ re-aging techniques in compliance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, as discussed below. Moreover, collections are managed in accordance with the voluntary Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a receivable under certain circumstances. All of these programs are utilized based on the degree of economic success and customer service they achieve.

Collectors regularly monitor and adapt collection strategies, techniques, technology and training to optimize efforts to reduce delinquencies and charge offs. The output from these collection strategies and techniques is analyzed to identify the strategies and techniques that are most likely to result in curing a delinquent receivable in the most cost-effective manner, rather than treating all delinquent receivables the same based on the mere passage of time.

As in all aspects of risk management, the results of each of the above strategies is compared with other collection strategies and resources are devoted to those strategies that yield the best results. Results are measured based on, among other things, delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted based on these results. We believe that routinely testing, measuring and adjusting collection strategies results in lower bad debt losses and operating expenses.

Interest and fees for most credit products are discontinued when loans, interest and fees receivable become contractually 90 or more days past due and loans, interest and fees receivable are charged off when they become contractually more than 180 days past due. For all products, receivables are charged off within 30 days of notification and confirmation of bankruptcy or death of the obligor. However, in some cases of death, receivables are not charged off if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

The determination of whether an account is contractually past due is relevant to the delinquency and charge-off data provided under the “Consolidated Results of Operations—Credit and Other Investments Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (e.g., whether an account has not satisfied its minimum payment due requirement), which is the trigger for moving receivables through various delinquency stages and ultimately to charge-off status. For point-of-sale and direct-to-consumer accounts, a cardholder's account is considered to be delinquent if the cardholder has not made the required payment as of the payment due date.

Additionally, collectors may re-age accounts that meet qualifications for re-aging consistent with FFIEC guidelines. Re-aging involves changing the delinquency status of an account. Collectors work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to the regular charge-off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs; however, this impact generally changes such delinquencies and charge offs by less than 10% and 5%, respectively.

As discussed above, typically, once an account is 90 days or more past due, the account is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets the additional criteria discussed above, collectors will re-age the customer’s account. When an account is re-aged, collectors adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Thus we do not recognize an impairment or write-down solely due to the re-aging process. Once an account is placed on a non-accrual status, it is closed for further purchases. We believe that re-ages help customers to manage difficult repayment periods, return to good standing and avoid further deterioration to their credit scores. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Loans, Interest and Fees Receivable-Troubled Debt Restructurings” to our consolidated financial statements included herein for further discussion of TDRs as well as accounts that were impacted by COVID-19.

Auto Finance Segment. Accounts that CAR purchases from approved dealers initially are collected by the originating branch or service center location using a combination of traditional collection practices. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts in our CAR operation generally are returned to the dealer under an agreement with the dealer to charge the balance on the account against the dealer’s reserve account. Autos are generally not repossessed in our CAR operation as a result of the agreements that we have with the dealers unless there are insufficient dealer reserves to offset the loss or if a dealer requests repossession.

Consumer and Debtor Protection Laws and Regulations

Credit and Other Investments Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), the federal Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the federal Truth In Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission (“FTC”) Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our lending partners' products are designed for customers at the lower end of the credit score range. These products are priced to reflect the higher credit risk of these customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our lending partners may be subject to greater regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to the marketing or collection practices used, we and our lending partners could be required to modify or discontinue certain products or practices.

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

Auto Finance Segment. Competition within the auto finance sector is widespread and fragmented. Our auto finance operations target automobile dealers that oftentimes are not able to access indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment and a large number of smaller, regional private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Human Capital

As of December 31, 2020, we had 327 employees, including 5 part-time employees, all of whom are principally employed within the U.S. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

We believe that our success and future growth depends greatly on our ability to attract, develop and retain top talent while integrating diversity, equity and inclusion principles and practices into our core values. We strive to ensure that we are a diverse, inclusive and safe environment that fosters creativity and innovation. To succeed in a competitive labor market, we seek to provide our employees with opportunities to grow and develop in their careers, supported by fair compensation, benefits and health and wellness programs. Below is additional information about our human capital management.

Health and Safety. The health and safety of our employees and their families is a top priority. In response to the COVID-19 pandemic, we successfully instituted a company‑wide remote work program in March 2020 to ensure the safety of all of our employees and their families. We communicate regularly with employees and provide resources for health, wellness and engagement, and have established safety protocols for employees continuing critical on-site work. We continue to monitor the ongoing pandemic for new developments that may impact the Company, our work locations or our employees and are taking reasonable measures.

Diversity and Inclusion. The Company believes that an inclusive and diverse work environment serves the interests of all of our stakeholders, encourages employee acceptance, development and retention, and helps us to exceed customer expectations and meet our growth objectives. We are committed to building a culture that fosters diversity, values inclusion and promotes individuality. Current key initiatives include having established an employee led Social Equality Team to provide employees with ongoing interactive opportunities as well as learning and development to help educate employees in matters of diversity and sensitivity for use in talent acquisition, internal relationships, and external relationships.

Compensation and Benefits. We have demonstrated a history of investing in our workforce by offering a comprehensive compensation and benefits program to our employees. Salaries and wages paid to our employees are competitive based on position, skill and experience level, knowledge, and geographic location. In addition, we maintain an employee stock purchase plan, an equity incentive plan and a 401(k) plan (that provides for a matching contribution by us) for eligible employees. We also provide, among other benefits, healthcare and insurance benefits, health savings and flexible spending accounts, a healthcare advocacy service, employer paid disability leave, employer paid life insurance, paid time off, paid parental leave, employer paid telehealth and employee assistance programs.

Training and Talent Development. Our ability to grow and succeed in a highly competitive industry depends on the continued engagement, training and development of our employees. The Company’s talent development programs are designed to provide employees with the resources to help them achieve their career goals, build management skills and lead their organizations. We have a strong value proposition that leverages our unique culture, collaborative working environment and shared sense of purpose to attract talent. We provide a wide variety of opportunities for professional growth for all employees with classroom and online training and on‑the‑job experience and counseling.

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

Corporate Headquarters and Where to Access Additional Information

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

Certain corporate governance materials, including our Board of Directors committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading “Investors” and then "Corporate Information—Governance Documents." From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or NASDAQ, or as desirable to further the continued effective and efficient governance of our company.

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

For additional information, see "—Other Risks to Our Business—The global outbreak of COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital".

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

Our portfolio of receivables is not diversified and primarily originates from consumers whose creditworthiness is considered less than prime. Historically, we have invested in receivables in one of two ways—we have either (i) invested in receivables originated by lenders who utilize our services or (ii) invested in or purchased pools of receivables from other issuers. In either case, substantially all of our receivables are from borrowers represented by credit risks that regulators classify as less than prime. Our reliance on these receivables may in the future negatively impact our performance.

Economic slowdowns increase our credit losses. During periods of economic slowdown or recession, we generally experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession.

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

Due to our lack of significant experience with Internet consumers, we may not be able to evaluate their creditworthiness. We do not have significant experience with the credit performance of receivables owed by consumers acquired over the Internet and other digital channels. As a result, we may not be able to evaluate successfully the creditworthiness of these potential consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses.

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

The outbreak of COVID-19 in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and many national, state and local governments have instituted quarantines, restrictions on travel and closures or limitations on non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any accurate prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in point-of-sale finance and direct-to-consumer receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for point-of-sale finance and direct-to-consumer receivables grew to $1,085.9 million for the year ended December 31, 2020 from $908.4 million for the year ended December 31, 2019. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the point-of-sale finance operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 60% of our outstanding point-of-sale receivables as of December 31, 2020. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of receivables more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which the credit products we service are originated are subject to the jurisdiction of federal, state and local government authorities, including the CFPB, the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking and licensing authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices and the practices of issuing banks, including the terms of products, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries. If as part of these reviews the regulatory authorities conclude that we or issuing banks are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected consumers. They also could require us or issuing banks to stop offering some credit products or obtain licenses to do so, either nationally or in select states. To the extent that these remedies are imposed on the issuing banks that originate credit products using our platform, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We or our issuing banks also may elect to change practices that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to generate new receivables and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans sold in the secondary market, in May 2020 and June 2020, the OCC and the FDIC, respectively, issued final rules that reaffirmed the “valid when made” doctrine and clarified that when a bank sells, assigns, or otherwise transfers a loan, the interest rates permissible prior to the transfer continue to be permissible following the transfer. In the summer of 2020, a number of states filed suits against the OCC and the FDIC, challenging these "valid when made" rules.

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on non-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain credit products within the U.S. Changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;
•	we may be required to credit or refund previously collected amounts;
•	certain fees and finance charges could be limited, prohibited or restricted, reducing the profitability of certain investments in receivables;
•	certain collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;
•	limitations on our ability to recover on charged-off receivables regardless of any act or omission on our part;
•	some credit products and services could be banned in certain states or at the federal level;
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

Other Risks of Our Business

The global outbreak of COVID-19, has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital. On March 13, 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). Measures taken across the U.S. and worldwide to mitigate the spread of the virus have significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. Our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to finance purchases.

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

The COVID-19 pandemic also resulted in us modifying certain business practices, such as minimizing employee travel and executing on a company-wide remote work program. We may take further actions as required by government authorities or as we determine to be in the best interests of our employees and consumers. We may experience disruptions due to a number of operational factors, including, but not limited to:

•	increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased e-commerce and other online activity;
•	challenges to the security, availability and reliability of our information technology platform due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases affecting our employees or affecting the systems or employees of our partners; and
•	an increased volume of borrower and regulatory requests for information and support, or new regulatory requirements, which could require additional resources and costs to address.

Even after the COVID-19 pandemic has subsided, our business may continue to be unfavorably impacted by the economic turmoil caused by the pandemic. There are no recent comparable events that could serve to indicate the ultimate effect the COVID-19 pandemic may have and, as such, we do not at this time know what the extent of the impact of the COVID-19 pandemic will be on our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it also may heighten other risks described in this Part I, Item 1A.

For additional discussion of the impact of COVID-19 on our business, see additional risk factors included in this Part I, Item 1A, as well as Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We may be unable to use some or all of our net operating loss (“NOL”) carryforwards. At December 31, 2020, we had U.S. federal NOL carryforwards of $51.0 million the deferred tax assets on which were not offset by valuation allowances. Our NOLs have resulted from prior period losses and are available to offset future taxable income. If not used, $1.3 million of the NOLs will expire in 2030, $24.8 million will expire in 2033, and $24.9 million will expire in 2037. Additionally, we had $2.5 million of U.S. state and local and foreign deferred tax assets which were not offset by valuation allowances. Such NOLs exist in a variety of jurisdictions with a variety of expiration dates. Under Section 382 of the Internal Revenue Code, our ability to use NOLs in any taxable year may be limited if we experience an "ownership change." A section 382 "ownership change" generally occurs if one or more shareholders or groups of shareholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have not completed a Section 382 analysis through December 31, 2020. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” or if we do not generate sufficient taxable income, we may not be able to use a material portion of the NOLs. If we are limited in our ability to use the NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully use our NOLs. This could materially and adversely affect our results of operations.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of these outsourcing relationships could harm our business. We generally outsource account and payment processing. If these outsourcing relationships were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from alternative providers. There is a risk that we would not be able to enter into similar outsourcing arrangements with alternate providers on terms that we consider favorable or in a timely manner without disruption of our business. Furthermore, we are currently transitioning to a new system provider. This conversion could cause service disruptions or other operational challenges.

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

Unplanned system interruptions or system failures could harm our business and reputation. Any interruption in the availability of our transactional processing services due to hardware, operating system failures, or system conversion will reduce our revenues and profits. Any unscheduled interruption in our services results in an immediate, and possibly substantial, reduction in our ability to serve our customers, thereby resulting in a loss of revenues. Frequent or persistent interruptions in our services could cause current or potential consumers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our websites or services, and could permanently harm our reputation.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Our systems also are subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, pandemic, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons or other unanticipated problems at our hosting facilities could cause system interruptions, delays, and loss of critical data, and result in lengthy interruptions in our services. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Furthermore, we are currently transitioning to a new system provider. This conversion could cause service disruptions or other operational challenges.

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

We elected the fair value option effective as of January 1, 2020, and we use estimates in determining the fair value of our loans. If our estimates prove incorrect, we may be required to write down the value of these assets, adversely affecting our results of operations. Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. Further, most of these estimates are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. A variety of factors including, but not limited to, estimated yields on consumer receivables, customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, but these processes may not ensure that our judgments and assumptions are correct.

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

Risks Relating to an Investment in Our Securities

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in interest rates;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel; and
•	future sales of our common stock and the transfer or cancellation of shares of common stock pursuant to a share lending agreement.

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

As of December 31, 2020, Atlanticus Holdings Corporation had outstanding: $874.8 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $55.0 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 10, “Notes Payable,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of December 31, 2020, our subsidiaries had total liabilities of approximately $921.4 million (including the $874.8 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.” As of March 20, 2020, there were 44 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 - October 31	4,633	$11.86	4,633	4,948,598
November 1 - November 30	19,236	$15.03	19,057	4,929,541
December 1 - December 31	87,667	$21.05	9,714	4,919,827
Total	111,536	$19.63	33,404	4,919,827

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 78,132 such shares returned to us during the three months ended December 31, 2020.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2022.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

Dividends

We have no current plans to pay dividends to holders of our common stock.

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

OVERVIEW

We utilize proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to everyday Americans. According to data published by Experian, 41% of Americans had FICO® scores of less than 700 as of the second quarter of 2019. A recent survey conducted by Highland Solutions found that 63% of Americans lived “paycheck to paycheck” and 82% of people do not have access to an emergency fund. We believe this equates to a population of over 100 million everyday Americans in need of additional access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating fairly priced consumer credit and financial service alternatives with value added features and benefits specifically curated for the unique needs of these consumers, we endeavor to empower everyday Americans on a path to improved financial well-being.

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $26 billion in consumer loans over our 24-year operating history to support lenders who originate a range of consumer loan products. These products include private label and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare point-of-sale (collectively "point-of-sale"), direct mail solicitation, online and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our bank partners to integrate our paperless process and instant decisioning platform with the technology infrastructure of participating retailers and service providers. Our technology platform and proprietary analytics enable lenders to make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. By supporting a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

We are principally engaged in providing products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by such lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties. In this Report, “receivables” or “loans” typically refer to receivables we have purchased from our bank partners or from third parties.

Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our Credit and Other Investments segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

Additionally, we report within our Credit and Other Investments segment: (1) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and (2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. During the year ended December 31, 2020, one of the companies we invested in underwent a recapitalization which resulted in our receipt of $2.0 million in distributions. We retained our minority ownership stake in this company and will continue to carry the investment on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our Credit and Other Investments segment principally include those associated with (1) point-of-sale and direct-to-consumer receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility (such as those associated with our legacy credit card operations).

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

COVID-19 Pandemic

On March 13, 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic. As of the date of filing this Annual Report on Form 10-K, the duration and severity of the effects of the COVID-19 pandemic remain unknown. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. In addition to instituting a Company-wide remote work program to ensure the safety of all employees and their families, we are communicating to employees on a regular basis regarding such efforts as planning for contingencies related to the COVID-19 pandemic, providing updated information and policies related to the safety and health of employees, and monitoring the ongoing pandemic for new developments that may impact the Company, our work locations or our employees and are taking reasonable measures.

The following are anticipated key impacts on our business and response initiatives taken by the Company, in coordination with our partners, to mitigate such impacts:

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to restrictions on “non-essential” businesses, issuances of stay-at-home orders, and uncertainties about the extent and duration of the pandemic. Additionally, government stimulus programs have decreased consumer need for credit products and generally led to an increase in customer payments. While we have seen some improvements in this area, to the extent this change in consumer spending behavior continues, receivables purchases could decline relative to the prior year. The extent to which our merchants have remained open for business has varied across merchant category and geographic location within the U.S.

Borrowers impacted by COVID-19 requesting hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, we anticipate that the elevated unemployment rate, while partially mitigated by the effects of government stimulus and relief measures, such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the American Rescue Plan, may result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchants and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19 and related government stimulus and relief measures could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part I, Item 1A “Risk Factors” and, in particular, “– The global outbreak of COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2020	2019	from 2019 to 2020
Total operating revenue	$560,007	$343,611	$216,396
Other non-operating revenue	3,403	111,589	(108,186)
Interest expense	(51,548)	(50,730)	(818)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(142,719)	(248,383)	105,664
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(108,548)	2,085	(110,633)
Net margin	260,595	158,172	102,423
Operating expenses:
Salaries and benefits	29,079	26,229	(2,850)
Card and loan servicing	63,047	49,459	(13,588)
Marketing and solicitation	35,012	36,388	1,376
Depreciation	1,247	1,137	(110)
Other	17,819	13,196	(4,623)
Net income	93,917	26,210	67,707
Net loss attributable to noncontrolling interests	203	233	(30)
Net income attributable to controlling interests	94,120	26,443	67,677
Net income attributable to controlling interests to common shareholders	77,050	25,290	51,760

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $908.4 million as of December 31, 2019 to $1,085.9 million as of December 31, 2020. We are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income and related fees for these operations throughout 2021. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. As discussed elsewhere in this Report, we have elected the fair value option to account for certain loan receivables associated with our point-of-sale and direct-to-consumer platform that are originated on or after January 1, 2020. As a result, annual fees and merchant fees that are charged upon the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period. This difference in recognition also served to increase our other fees on credit products (included as a component of "Fees and related income on earning assets" on our Consolidated Statements of Operations). Other revenue on our Consolidated Statements of Operations consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when our customer's cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee). Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience continued declines in this category of revenue relative to revenue earned in prior periods. The above discussions on expectations for finance, fee and other income are based on our current expectations. The unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term.

Other non-operating revenue. Included within our Other non-operating income category is income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. For the year ended December 31, 2019, this included $105.9 million associated with reductions in accruals related to one of our portfolios. The accrual was based upon our estimate of an amount that might have been claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which might have been offered to resolve such claims. The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with claims volumes and the resolution costs, if any, per claim. For the year ended December 31, 2020, other non-operating revenue included $2.0 million in distributions received from an investment in a consumer finance technology company.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 10, “Notes Payable,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our point-of-sale and direct-to-consumer platform increased from $691.5 million as of December 31, 2019 to $827.1 million as of December 31, 2020. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Provision for losses on loans, interest and fees receivable recorded at net realizable value. Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable.  Recoveries of charged off receivables, consist of amounts received from the efforts of third-party collectors we employ and through the sale of charged-off accounts to unrelated third-parties. All proceeds received associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value.

We have experienced a period-over-period decrease in this category between the years ended December 31, 2019 and December 31, 2020 primarily reflecting: 1) the effects of our adoption of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020 which has resulted in a decline in the outstanding receivables subject to this provision and 2) the overall reduction in delinquencies associated with these receivables in part due to recent government stimulus programs, which have served to increase payments on outstanding receivables. This reduction in provision has been offset somewhat due to additional reserves associated with accounts that have been impacted due to COVID-19. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis. Given our adoption of fair value accounting for certain receivables acquired on or after January 1, 2020, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish as the underlying receivables that continue to be recorded at net realizable value liquidate.

Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value. For credit card receivables for which we use fair value accounting (including those that we elected the fair value option for on January 1, 2020), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2021 commensurate with growth in these receivables. Inversely (and to a lesser degree), we expect our change in fair value of notes payable associated with structured financings for our legacy credit card receivables recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expense. Total operating expense variances for the year ended December 31, 2019, relative to the year ended December 31, 2020, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect some marginal increase in this cost for 2021 when compared to 2020 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses in the year ended December 31, 2020 when compared to the year ended December 31, 2019 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables, which grew from $908.4 million outstanding to $1,085.9 million outstanding at December 31, 2019 and December 31, 2020, respectively, offset by the continued net liquidations in our legacy credit card portfolios, the receivables of which declined from $6.4 million outstanding to $4.4 million outstanding at December 31, 2019 and December 31, 2020, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout 2021. As our receivables have grown, we have significantly reduced our servicing costs per account, realizing greater economies of scale.

•	slight decreases in marketing and solicitation costs for the year ended December 31, 2020 primarily due to decreases in the pace of receivables growth associated with our direct-to-consumer and retail point-of-sale portfolios. Despite this decrease, we expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2021 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and
•	increases in other expenses primarily related to realized translation gains recognized during the prior period. Expenses in this category primarily relate to fixed costs associated with occupancy or other third party expenses that are largely fixed in nature. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

Notwithstanding our cost-management efforts, we expect increased levels of expenditures associated with anticipated growth in point-of-sale and direct-to-consumer credit card-related operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. The above referenced unknown potential impacts related to COVID-19 could result in more variability in these expenses and could impair our ability to acquire new receivables, resulting in increased costs despite our efforts to manage costs effectively.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. On March 30, 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the consolidated statements of operations.

Income Taxes. We experienced an effective income tax expense rate of 17.9% and 17.5% for the years ended December 31, 2020 and December 31, 2019, respectively. Our effective income tax expense rate for the year ended December 31, 2020 was below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) the reversal in 2020 of our prior year accruals of interest and penalties on liabilities for unpaid taxes, such reversal arising from the complete abatement by the IRS of failure-to-pay penalties (and accrued interest thereon) related to a now-completed audit by the IRS of our 2008 tax returns. Our effective income tax expense rate for the year ended December 31, 2019 was below the statutory rate principally as a result of the release of a federal valuation allowance in that year.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. For 2020, we reported a net reversal of income tax-related interest and penalties of $1.0 million within our income tax line item, and for 2019, we reported a net accrual of income tax-related interest and penalties $0.1 million within our income tax line item.

Credit and Other Investments Segment

Our Credit and Other Investments segment includes our activities relating to our servicing of and our investments in the point-of-sale and direct-to-consumer credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include fees and finance charges, merchant fees or annual fees associated with the point-of-sale and direct-to-consumer receivables.

We record (i) the finance charges, merchant fees and late fees assessed on our Credit and Other Investments segment receivables in the Revenue - Consumer loans, including past due fees category on our consolidated statements of operations, (ii) the annual, activation, monthly maintenance, returned-check, cash advance and other fees in the Revenue - Fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our Provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations (for all credit product receivables other than those for which we have elected the fair value option) and within Changes in fair value of loans, interest and fees receivable and notes payable on our consolidated statements of operations (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value in our consolidated statements of operations.

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

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with GAAP, we present managed receivables, total managed yield, total managed yield ratio, combined net charge-off ratio, percent of managed receivables 30 or more days past due, percent of managed receivables 60 or more days past due and percent of managed receivables 90 or more days past due, all of which are non-GAAP financial measures. These non-GAAP financial measures aid in the evaluation of the performance of our credit portfolios, including our risk management, servicing and collection activities and our valuation of purchased receivables. The credit performance of our managed receivables provides information concerning the quality of loan originations and the related credit risks inherent with the portfolios. Management relies heavily upon financial data and results prepared on the “managed basis” in order to manage our business, make planning decisions, evaluate our performance and allocate resources.

These non-GAAP financial measures are presented for supplemental informational purposes only. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, GAAP financial measures. These non-GAAP financial measures may differ from the non-GAAP financial measures used by other companies. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measure is provided below for each of the fiscal periods indicated.

These non-GAAP financial measures include only the performance of those receivables underlying consolidated subsidiaries (for receivables carried at amortized cost basis and fair value) and exclude the performance of receivables held by our equity method investee. As the receivables underlying our equity method investee reflect a small and diminishing portion of our overall receivables base, we do not believe their inclusion or exclusion in the overall results is material. Additionally, we calculate average managed receivables based on the quarter-end balances.

The comparison of non-GAAP managed receivables to our GAAP financial statements requires an understanding that managed receivables reflect the face value of loans, interest and fees receivable without any consideration for potential loan losses or other adjustments to reflect fair value.

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2020				2019
(in thousands)	Dec. 31 (1)	Sept. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Loans, interest and fees receivable, at fair value	$417,098	$310,784	$177,886	$89,394	$4,386	$4,525	$4,904	$5,394
Fair value mark against receivable (2)	98,966	71,796	42,717	17,505	2,018	2,545	2,901	3,269
Loans, interest and fees receivable, at face value	$516,064	$382,580	$220,603	$106,899	$6,404	$7,070	$7,805	$8,663

(1)  As discussed in more detail above in "—Overview," we elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020.

(2)  The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, “Fair Value of Assets and Liabilities” to our consolidated financial statements included herein for further discussion on assumptions underlying this calculation.

	At or for the Three Months Ended
	2020				2019
(in millions)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Loans, interest and fees receivable, gross	$574.3	$604.8	$679.6	$810.6	$908.4	$769.0	$602.3	$472.3
Loans, interest and fees receivable, gross from fair value reconciliation above	516.1	382.6	220.6	106.9	6.4	7.1	7.8	8.7
Total managed receivables	$1,090.4	$987.4	$900.2	$917.5	$914.8	$776.1	$610.1	$481.0

As discussed above, our managed receivables data differ in certain aspects from our GAAP data in certain areas. First, managed receivables data are based on billings and actual charge offs as they occur without regard to any changes in our allowance for uncollectible loans, interest and fees receivable. Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize certain costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or upon receivable acquisition. Third, managed receivables data excludes the impacts of equity in income of equity method investees. A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios are as follows (in millions):

	At or for the Three Months Ended
	2020				2019
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$95.7	$95.6	$92.2	$95.3	$77.1	$62.7	$47.3	$42.7
Fees and related income on earning assets	31.4	35.5	32.4	34.6	24.2	19.7	14.3	10.3
Other revenue	4.8	4.5	2.6	2.5	4.4	3.9	2.7	1.8
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(19.2)	(19.2)	(16.7)	(10.5)	—	—	—	—
Adjustments due to acceleration of annual fees recognition under fair value accounting	(1.1)	(7.8)	(6.2)	(8.6)	—	—	—	—
Removal of expense accruals under GAAP	(0.1)	(0.7)	(0.1)	1.4	—	—	—	—
Total managed yield	$111.5	$107.9	$104.2	$114.7	$105.7	$86.3	$64.3	$54.8

The calculation of Combined net charge offs used in our Combined net charge-off ratio, annualized is as follows (in millions):

	At or for the Three Months Ended
	2020				2019
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$8.6	$3.3	$0.4	$0.3	$0.2	$0.2	$0.2	$0.3
Gross charge offs on non fair value accounts	30.6	54.3	71.8	70.5	49.9	34.8	34.2	29.4
Recoveries on non fair value accounts	(4.3)	(5.4)	(11.0)	(4.4)	(2.6)	(4.3)	(1.8)	(1.5)
Combined net charge-offs	$34.9	$52.2	$61.2	$66.4	$47.5	$30.7	$32.6	$28.2

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also “Collection Strategy” in Item 1, “Business”.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended - 2020
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$516,064	$574,309	$1,090,373		$382,580	$604,805	$987,385		$220,603	$679,593	$900,196		$106,899	$810,582	$917,481
30 or more days past due	$43,881	$58,744	$102,625	9.4%	$20,238	$55,393	$75,631	7.7%	$8,974	$87,214	$96,188	10.7%	$1,322	$145,260	$146,582	16.0%
60 or more days past due	$29,794	$41,214	$71,008	6.5%	$12,844	$42,096	$54,940	5.6%	$5,913	$74,443	$80,356	8.9%	$221	$113,536	$113,757	12.4%
90 or more days past due	$19,498	$29,382	$48,880	4.5%	$8,355	$30,718	$39,073	4.0%	$3,029	$58,821	$61,850	6.9%	$155	$82,501	$82,656	9.0%
Averaged managed receivables			$1,038,879				$943,791				$908,839				$916,155
Total managed yield ratio, annualized (1)			42.9%				45.7%				45.9%				50.1%
Combined net charge-off ratio, annualized (2)			13.4%				22.1%				26.9%				29.0%

	At or for the Three Months Ended - 2019
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$6,404	$908,424	$914,828		$7,070	$769,032	$776,102		$7,805	$602,326	$610,131		$8,663	$472,264	$480,927
30 or more days past due	$427	$139,661	$140,088	15.3%	$419	$99,524	$99,943	12.9%	$380	$69,686	$70,066	11.5%	$522	$65,236	$65,758	13.7%
60 or more days past due	$314	$103,870	$104,184	11.4%	$281	$71,374	$71,655	9.2%	$260	$49,649	$49,909	8.2%	$387	$49,205	$49,592	10.3%
90 or more days past due	$221	$73,868	$74,089	8.1%	$185	$47,358	$47,543	6.1%	$186	$35,147	$35,333	5.8%	$292	$35,544	$35,836	7.5%
Averaged managed receivables			$845,465				$693,117				$545,529				$471,895
Total managed yield ratio, annualized (1)			50.0%				49.8%				47.1%				46.5%
Combined net charge-off ratio, annualized (2)			22.5%				17.7%				23.9%				23.9%

(1) The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.

(2) The Combined net charge-off ratio, annualized is calculated using the annualized combined net chargeoffs as the numerator and period-end average managed receivables as the denominator.

The following table presents additional trends and data with respect to our point-of-sale (“Retail”) and direct-to-consumer (“Direct”) receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended - 2020
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$334,342	$209,878	$544,220		$260,338	$233,605	$493,943		$156,466	$274,652	$431,118		$72,803	$333,299	$406,102
30 or more days past due	$24,151	$18,400	$42,551	7.8%	$12,339	$18,282	$30,621	6.2%	$5,394	$26,795	$32,189	7.5%	$962	$48,395	$49,357	12.2%
60 or more days past due	$16,102	$13,290	$29,392	5.4%	$7,299	$13,312	$20,611	4.2%	$3,705	$21,918	$25,623	5.9%	$-	$37,657	$37,657	9.3%
90 or more days past due	$10,807	$9,490	$20,297	3.7%	$4,517	$9,478	$13,995	2.8%	$2,014	$17,176	$19,190	4.5%	$-	$27,674	$27,674	6.8%
Average APR			19.7%				19.0%				19.8%				21.3%
Receivables purchased during period			$152,855				$170,232				$141,094				$110,479

	Retail - At or for the Three Months Ended - 2019
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$—	$397,691	$397,691		$—	$365,652	$365,652		$—	$308,382	$308,382		$—	$255,922	$255,922
30 or more days past due	$—	$52,777	$52,777	13.3%	$—	$42,318	$42,318	11.6%	$—	$31,988	$31,988	10.4%	$—	$32,626	$32,626	12.7%
60 or more days past due	$—	$38,728	$38,728	9.7%	$—	$29,980	$29,980	8.2%	$—	$22,375	$22,375	7.3%	$—	$25,040	$25,040	9.8%
90 or more days past due	$—	$27,225	$27,225	6.8%	$—	$20,307	$20,307	5.6%	$—	$15,444	$15,444	5.0%	$—	$18,322	$18,322	7.2%
Average APR			22.1%				22.5%				24.0%				24.8%
Receivables purchased during period			$116,327				$133,528				$123,533				$69,120

	Direct - At or for the Three Months Ended - 2020
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$177,281	$364,431	$541,712		$117,379	$371,200	$488,579		$59,026	$404,941	$463,967		$28,332	$477,283	$505,615
30 or more days past due	$19,556	$40,344	$59,900	11.1%	$7,730	$37,111	$44,841	9.2%	$3,351	$60,419	$63,770	13.7%	$31	$96,865	$96,896	19.2%
60 or more days past due	$13,571	$27,924	$41,495	7.7%	$5,429	$28,784	$34,213	7.0%	$2,023	$52,525	$54,548	11.8%	$—	$75,879	$75,879	15.0%
90 or more days past due	$8,616	$19,892	$28,508	5.3%	$3,756	$21,240	$24,996	5.1%	$889	$41,645	$42,534	9.2%	$—	$54,827	$54,827	10.8%
Average APR			26.6%				26.1%				24.6%				26.1%
Receivables purchased during period			$190,596				$174,768				$117,367				$127,825

	Direct - At or for the Three Months Ended - 2019
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$—	$510,733	$510,733		$—	$403,380	$403,380		$—	$293,944	$293,944		$—	$216,342	$216,342
30 or more days past due	$—	$86,884	$86,884	17.0%	$—	$57,206	$57,206	14.2%	$—	$37,698	$37,698	12.8%	$—	$32,610	$32,610	15.1%
60 or more days past due	$—	$65,142	$65,142	12.8%	$—	$41,394	$41,394	10.3%	$—	$27,274	$27,274	9.3%	$—	$24,165	$24,165	11.2%
90 or more days past due	$—	$46,643	$46,643	9.1%	$—	$27,051	$27,051	6.7%	$—	$19,703	$19,703	6.7%	$—	$17,222	$17,222	8.0%
Average APR			27.0%				28.2%				28.5%				27.9%
Receivables purchased during period			$195,243				$174,026				$123,776				$60,733

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $177.5 million in net receivables growth associated with the point-of-sale and direct-to-consumer products offered by our bank partners during 2020. The addition of large point-of-sale retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our point-of-sale receivables by $146.5 million and $139.9 million in the years ended December 31, 2020 and 2019, respectively. Our direct-to-consumer acquisitions grew by over $31.0 million and $315.2 million, net during the years ended December 31, 2020 and 2019, respectively. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue through the remainder of the year (absent further unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale origination platform, the timing and size of solicitations within the direct-to-consumer platform by our bank partner, as well as purchase activity of consumers. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 60% of the above referenced Retail period-end managed receivables outstanding as of December 31, 2020.

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

As we continue to acquire newer point-of-sale and direct-to-consumer receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts as well as recent government stimulus efforts. The aforementioned positive impacts related to recent government stimulus programs have served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderates, with no further government stimulus programs or other interventions, we expect increased overall delinquency rates when compared to prior periods. This increase would be similar to those noted in the first quarter of 2020 when compared to the first quarter of 2019, as the existing receivables mature through their peak charge-off periods. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers (generally on a month-to-month basis). Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through December 31, 2020, approximately 5.6% of accounts had received some form of short-term deferral related to COVID-19. Approximately 1.7% of accounts and their associated receivables were actively enrolled in short-term payment deferrals (representing $28.3 million of gross receivables outstanding) as of December 31, 2020. Nearly all of these customers are considered current and thus not included as delinquent receivables. The exclusion of these accounts has resulted in lower delinquency rates than we would otherwise expect. Given this, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total managed yield ratio, annualized. In the year ended December 31, 2020, we experienced growth in newer, higher yielding receivables, including direct-to-consumer receivables and our point-of-sale receivables. While this growth has contributed to higher total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of recent government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. Direct-to-consumer receivables tend to have higher total yields than point-of-sale receivables, so declines in the portion of our managed receivables that includes direct-to-consumer receivables contributed to slightly lower total managed yield ratios for the second and third quarters of 2020 when compared to comparable periods in 2019. Additionally, lower delinquencies (and thus associated fee billings) noted during the second and third quarters of 2020, in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables, contributed to an overall lower total managed yield ratio. Our fourth, third, second and first quarter 2019 total managed yield ratios exclude the impacts of $37.8 million, $26.7 million, $26.0 million and $15.4 million, respectively, associated with our aforementioned reduction in reserves associated with one of our portfolios.

Absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect total managed yield ratios to continue to fluctuate somewhat based on the relative mix of growth in point-of-sale receivables and higher yielding direct-to-consumer credit card receivables.

Combined net charge-off ratio, annualized. We charge off our Credit and Other Investments segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Growth within our direct-to-consumer receivables (as a percent of outstanding receivables) has resulted in increases in our charge-off rates over time. Combined net charge-off rates for the first quarter of 2019 reflect the expected higher charge-off rates associated with a mix shift to higher yielding products and ongoing testing of new products throughout 2018. The combined net charge-off ratio in the third quarter of 2019 further reflects the positive impacts of a bulk sale of charged off receivables. Absent this sale, the combined net charge-off ratio would have been 18.6%. The first and second quarters 2020 combined net charge-off ratios reflect receivable growth during 2019 reaching peak charge-off during those periods. The combined net charge-off ratio in the second quarter of 2020 further reflects the positive impacts of a bulk sale of charged off receivables in that period. Absent this sale, the combined net charge-off ratio would have been 29.1%. Improvements in our delinquency rates during 2020 as a result of the increases in customer payments noted during 2020 were fully realized in the fourth quarter of 2020. We expect these delinquency improvements to result in lower combined net charge-off rates, when compared to comparable prior periods for the first few quarters of 2021.

Notwithstanding the improvements we will see in the next few quarters due to recent improvements in delinquency rates, we expect the growth in point-of-sale and direct-to-consumer receivables to continue to result in higher charge-offs than those experienced historically. This expectation is based on the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined net charge-offs, (3) recent vintages reaching peak charge-off periods, (4) our current expectation for receivables growth during 2021 and (5) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

We previously referred to this financial measure as "combined gross charge-off ratio." We have renamed this financial measure to more accurately describe its content and have not changed the calculation of this measure.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables originated through our point-of-sale platform range from 0% to 36.0%. For direct-to-consumer receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2021 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth throughout the periods presented largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; or the timing of new customer originations by our lending partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our lending partner and the availability of capital to fund new purchases. Nonetheless, absent the unknown impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect continued growth in the acquisition of these receivables throughout 2021.

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

Collectively, as of December 31, 2020, we served more than 590 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

Non-GAAP Financial Measures

For reasons set forth above within our Credit and Other Investments segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to GAAP data requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable. Similar to the managed calculation above, the average managed receivables used in the ratios below is calculated based on the quarter ending balances of consolidated receivables.

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2020				2019
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$8.0	$8.0	$7.9	$7.9	$7.9	$7.9	$7.9	$7.7
Other revenue	0.3	0.3	0.3	0.2	0.2	0.2	0.3	0.3
Total managed yield	$8.3	$8.3	$8.2	$8.1	$8.1	$8.1	$8.2	$8.0

The calculation of Combined net charge offs used in our Combined net charge-off ratio follows (in millions):

	At or for the Three Months Ended
	2020				2019
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Gross charge offs	$0.7	$0.6	$0.8	$0.9	$1.2	$1.0	$1.5	$0.9
Recoveries	(0.3)	(0.3)	(0.2)	(0.3)	(0.3)	(0.4)	(0.4)	(0.3)
Combined net charge-offs	$0.4	$0.3	$0.6	$0.6	$0.9	$0.6	$1.1	$0.6

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2020								2019
	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables	$93,247		$90,514		$89,637		$90,226		$89,785		$89,451		$89,490		$90,208
30 or more days past due	$12,580	13.5%	$10,120	11.2%	$9,866	11.0%	$11,261	12.5%	$13,647	15.2%	$12,984	14.5%	$11,930	13.3%	$10,292	11.4%
60 or more days past due	$4,942	5.3%	$4,101	4.5%	$3,959	4.4%	$4,519	5.0%	$5,581	6.2%	$5,322	5.9%	$4,796	5.4%	$4,756	5.3%
90 or more days past due	$2,141	2.3%	$1,865	2.1%	$2,029	2.3%	$2,452	2.7%	$2,573	2.9%	$2,814	3.1%	$2,306	2.6%	$2,656	2.9%
Average managed receivables	$91,881		$90,076		$89,932		$90,006		$89,618		$89,471		$89,849		$89,133
Total managed yield ratio, annualized (1)	36.1%		36.9%		36.5%		36.0%		36.2%		36.2%		36.5%		35.9%
Combined net charge-off ratio, annualized (2)	1.7%		1.3%		2.7%		2.7%		4.0%		2.7%		4.9%		2.7%
Recovery ratio, annualized (3)	1.3%		1.3%		0.9%		1.3%		1.3%		1.8%		1.8%		1.3%

(1)  The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.

(2)  The Combined net charge-off ratio, annualized is calculated using the annualized Combined net chargeoffs as the numerator and Period-end average managed receivables as the denominator.

(3)  The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for 2021 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. Included in the fourth quarter of 2020 was an unplanned bulk purchase of receivables that increased our period over period growth. While we continually evaluate bulk purchases of receivables, the timing and size of the purchases are difficult to predict. Although receivable levels in each period of 2020 were roughly equal to those in 2019 (with the exception of the fourth quarter of 2020), this primarily reflects strong customer payments throughout 2020 offsetting receivables growth when compared to the same periods of 2019.

Delinquencies. Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in 2020 periods (when compared to the same periods in 2019) due to stronger than anticipated customer payment behavior. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. As discussed, elsewhere in this Report, recent delinquency rates have benefitted from government stimulus programs that have resulted in customer payments in excess of historical experience. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

Total managed yield ratio, annualized. We have experienced modest fluctuations in our total managed yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter term product offerings tend to have higher yields. Yields on our CAR products over the last few quarters are consistent with our expectations. Further, we expect our total managed yield ratio to remain in line with current experience, with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter. These variations would be based on the relative mix of receivables in our various product offerings. Additionally, our product offerings in the U.S. territories tend to have slightly lower yields than those offered in the U.S. As such, continued growth in that region also will serve to slightly depress our overall total managed yield ratio, yet we expect growth in that region to continue to generate attractive returns on assets.

Combined net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined net charge-off ratio. This is evidenced by the slightly elevated combined net charge-off rate we experienced during 2019. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable we could experience variation in these expectations.

Definitions of Certain Non-GAAP Financial Measures

Total managed yield ratio, annualized. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees and activation fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our consolidated statements of income. The denominator used represents our average managed receivables.

Combined net charge-off ratio, annualized. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of finance charge, fee and principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations) and the related portion of unamortized fees and discounts, as reflected in Note 2 “Significant Accounting Policies and Consolidated Financial Statement Components—Loans, Interest and Fees Receivable”, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables. We previously referred to this financial measure as "combined gross charge-off ratio."

We have renamed this financial measure to more accurately describe its content and have not changed the calculation of this measure.

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

We believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities, and access to the capital markets will provide adequate resources to fund our operating and financing needs.

Our primary focus is growing the point-of-sale and direct-to-consumer credit card receivables so that our revenues from these investments will help us maintain consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in direct-to-consumer finance products have resulted in year-over-year growth of total managed receivables levels, and we expect growth to continue in the coming quarters.

Accordingly, we will continue to focus on (i) obtaining the funding necessary to meet capital needs required by the growth of our receivables, (ii) adding new retail partners to our platform to continue growth of the point-of-sale receivables, (iii) continuing growth in direct-to-consumer credit card receivables and (iv) effectively managing costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs as of December 31, 2020 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring October 30, 2022) that is secured by certain receivables and restricted cash	$50.0
Revolving credit facility (expiring February 8, 2022) that is secured by certain receivables and restricted cash	5.8
Revolving credit facility (expiring July 15, 2021) that is secured by certain receivables and restricted cash	4.7
Revolving credit facility (expiring August 15, 2022) that is secured by certain receivables and restricted cash	2.5
Revolving credit facility (expiring December 15, 2022) that is secured by certain receivables and restricted cash	200.0
Revolving credit facility (expiring April 21, 2021) that is secured by certain receivables and restricted cash	7.8
Amortizing debt facility (expiring September 30, 2021) that is secured by certain receivables and restricted cash	5.0
Revolving credit facility (expiring October 15, 2021) that is secured by certain receivables and restricted cash	10.0
Total	$285.8

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. Further details concerning the above debt facilities and our convertible senior notes are provided in Note 10, “Notes Payable,” and Note 11, “Convertible Senior Notes,” to our consolidated financial statements included herein.

In the first quarter of 2021, we repurchased $14.7 million in face amount of convertible senior notes.  The remaining $19.1 million of outstanding convertible senior notes mature on November 30, 2035.  During certain periods and subject to certain conditions, the convertible senior notes are convertible by holders into cash and, if applicable, shares of our common stock.  Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $5.8 million was outstanding as of December 31, 2020) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed at 14.0%.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions - subsequently reduced to $110.0 million in total capacity as of December 31, 2020) which are secured by the receivables and other assets of the trust (of which $12.5 million was outstanding as of December 31, 2020) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively.

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

In December 2020, we extended the maturity date of the revolving credit facility secured by the financial and operating assets of CAR to November 1, 2023, and, in October 2019, we expanded the borrowing capacity to $55.0 million. All other material terms remain unchanged.

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

In July 2020, we sold $100.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale was used to pay-down some of our existing revolving facilities associated with our point-of-sale receivables, and the remaining proceeds were used to fund the acquisition of receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.47%.

In October 2020, we sold $250.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale was used to paydown our existing term ABS associated with our point-of-sale receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 41 month revolving structure with an 18-month amortization period and the securities mature between August 2025 and October 2025. The weighted average interest rate on the securities is fixed at 4.1%.

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

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by mid-2023. Currently, LIBOR is used as a reference rate for certain of our financial instruments. In any event, the majority of our revolving credit facilities mature prior to the expected phase out of LIBOR. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. Going forward, we will work with our lenders to use suitable alternative reference rates for our financial instruments. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not expect the impact to be material to the Company.

At December 31, 2020, we had $178.1 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2020 and 2019 are as follows:

•

During the year ended December 31, 2020, we generated $212.7 million of cash flows from operations compared to our generation of $100.0 million of cash flows from operations during the year ended December 31, 2019. The increase in cash provided by operating activities was principally related to an increases in finance collections associated with growing point-of-sale and direct-to-consumer receivables.

•

During the year ended December 31, 2020, we used $292.6 million of cash from our investing activities, compared to use of $433.7 million of cash from investing activities during the year ended December 31, 2019. This decrease in cash used is primarily due to a decreased level of net investments (net of proceeds from earning assets) in point-of-sale and direct-to-consumer receivables for 2020 relative to 2019. The decrease in net investments in receivables during 2020 was largely due to reduced consumer spending patterns as a result of the COVID-19 outbreak coupled with higher than anticipated principal returns on our aforementioned investments in point-of-sale and direct-to-consumer receivables. We have noticed recent improvements in these spending patterns and we expect the level of net investments in receivables to increase for 2021 above levels noted for 2020.

•

During the year ended December 31, 2020, we generated $162.4 million of cash in financing activities, compared to our generating $368.7 million of cash in financing activities during the year ended December 31, 2019. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Both periods were positively impacted by the issuance of Class B preferred units at a purchase price of $1.00 per unit, by a wholly-owned subsidiary. For the years ended December 31, 2019 and 2020, 50.5 million and 50.0 million of these Class B preferred units were issued, respectively. We expect our financing activities to continue in 2021 as we obtain additional funding to finance our planned growth in receivable acquisitions.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in point-of-sale and direct-to-consumer finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2022. As of December 31, 2020, we were authorized to repurchase a remaining 4,919,827 shares under this share repurchase plan.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur; we refer to these arrangements as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 12, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include fees associated with the credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer platform, and our legacy credit card receivables which include the recognition of annual fee billings and cash advance fees among others.

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period which is generally 12 months for amortized cost receivables, and when billed for Fair Value Receivables. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customers' accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

Measurements for Loans, Interest and Fees Receivable at Fair Value and Notes Payable Associated with Structured Financings at Fair Value

Our valuation of loans, interest and fees receivable, at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates. Similarly, our valuation of notes payable associated with structured financings, at fair value is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including: estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates.

The estimates for credit losses, payment rates, servicing costs, contractual servicing fees, costs of funds, discount rates and yields earned on credit card receivables significantly affect the reported amount (and changes thereon) of our loans, interest and fees receivable, at fair value and our notes payable associated with structured financings, at fair value on our consolidated balance sheets and consolidated statements of operations.

Allowance for Uncollectible Loans, Interest and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments: Credit and Other Investments; and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of uncollectible loans, interest and fees receivable, our results of operations and liquidity could be materially affected.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2020.

This Annual Report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Delinquent Section 16(a) Reports” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Articles of Incorporation, as amended	May 16, 2017, Form 8-K, exhibit 3.1
3.1(a)	Articles of Amendment Establishing Cumulative Convertible Preferred Stock, Series A	December 30, 2019, Form 8-K, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Description of Common Stock of Atlanticus Holdings Corporation	March 30, 2020, Form 10-K, exhibit 4.1
4.2	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.3	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1
4.4	Supplemental Indenture dated June 30, 2009 with U.S. Bank National Association, as successor to Wachovia Bank, National Association	July 7, 2009, Form 8-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.7
10.3†	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
10.4†	Amended and Restated Employment Agreement for David G. Hanna	December 29, 2008, Form 8-K, exhibit 10.1
10.5†	Employment Agreement for Jeffrey A. Howard	March 28, 2014, Form 10-K, exhibit 10.7
10.6†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.7†	Outside Director Compensation Package	November 13, 2020, Form 10-Q, exhibit 10.1
10.8

Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CCFC Corp. (formerly CompuCredit Funding Corp.), Atlanticus Services Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust

June 25, 2010, Form 8-K/A, exhibit 10.1
10.9	Share Lending Agreement	November 22, 2005, Form 8-K, exhibit 10.1
10.9(a)	Amendment to Share Lending Agreement	March 6, 2012, Form 10-K, exhibit 10.12(a)
10.10	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.11	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1
10.11(a)*	Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated June 11, 2018	March 30, 2020, Form 10-K, exhibit 10.11(a)
10.11(b)*	First Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated November 16, 2018	March 30, 2020, Form 10-K, exhibit 10.11(b)
10.11(c)*	Second Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated September 20, 2019	March 30, 2020, Form 10-K, exhibit 10.11(c)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.11(d)	Third Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated November 13, 2019	March 30, 2020, Form 10-K, exhibit 10.11(d)
10.11(e)*	Fourth Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated January 23, 2020	March 30, 2020, Form 10-K, exhibit 10.11(e)
10.11(f)*	Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated November 16, 2018	March 30, 2020, Form 10-K, exhibit 10.11(f)
10.11(g)*	First Amendment to the Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated October 9, 2019	March 30, 2020, Form 10-K, exhibit 10.11(g)
10.11(h)	Second Amendment to the Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated November 13, 2019	March 30, 2020, Form 10-K, exhibit 10.11(h)
10.11(i)*	Third Amendment to Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated January 23, 2020	March 30, 2020, Form 10-K, exhibit 10.11(i)
10.11(j)*

Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust

May 15, 2017, Form 10-Q, exhibit 10.1(b)
10.11(k)*	First Amendment to Purchase Agreement, dated June 11, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(k)
10.11(l)*	Second Amendment to Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(l)
10.11(m)	Third Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(m)
10.11(n)*	Fourth Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(n)
10.11(o)*	Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(o)
10.11(p)	First Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(p)
10.11(q)*	Second Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(q)
10.11(r)*	Series 2019-One Indenture Supplement for Perimeter Master Note Business Trust, dated June 12, 2019	March 30, 2020, Form 10-K, exhibit 10.11(r)
10.11(s)*	Series 2019-Two Indenture Supplement for Perimeter Master Note Business Trust, dated November 26, 2019	March 30, 2020, Form 10-K, exhibit 10.11(s)
10.11(t)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.11(u)	First Amendment to Trust Agreement, dated June 11, 2018, between Perimeter Funding Corporation and Wilmington Trust, National Association	March 30, 2020, Form 10-K, exhibit 10.11(u)
10.12	Master Indenture for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018, among Fortiva Retail Credit Master Note Business Trust, U.S. Bank National Association and Access Financing, LLC	March 27, 2019, Form 10-K, exhibit 10.12
10.12(a)*	Series 2018-One Indenture Supplement for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018	March 27, 2019, Form 10-K, exhibit 10.12(a)
10.12(b)	Amended and Restated Trust Agreement, dated November 9, 2018, between FRC Funding Corporation and Wilmington Trust, National Association	March 27, 2019, Form 10-K, exhibit 10.12(b)
10.13	Loan and Security Agreement, dated November 26, 2014, by and among Atlanticus Holdings Corporation, Certain Subsidiaries Named Therein, and Dove Ventures, LLC	March 6, 2015, Form 10-K, exhibit 10.15
10.13(a)	First Amendment to Loan and Security Agreement, dated November 23, 2015	March 30, 2016, Form 10-K, exhibit 10.14(a)
10.13(b)	Second Amendment to Loan and Security Agreement, dated November 22, 2016	March 31, 2017, Form 10-K, exhibit 10.14(b)
10.13(c)	Third Amendment to Loan and Security Agreement, dated November 22, 2017	April 2, 2018, Form 10-K, exhibit 10.14(c)
10.13(d)	Fourth Amendment to Loan and Security Agreement, dated June 5, 2018	August 14, 2018, Form 10-Q, exhibit 10.2
10.13(e)	Fifth Amendment to Loan and Security Agreement, dated October 22, 2018	March 27, 2019, Form 10-K, exhibit 10.13(e)
10.13(f)	Sixth Amendment to Loan and Security Agreement, dated November 21, 2018	March 27, 2019, Form 10-K, exhibit 10.13(f)
10.13(g)	Seventh Amendment to Loan and Security Agreement, dated November 5, 2019	March 30, 2020, Form 10-K, exhibit 10.13(g)
10.13(h)	Eighth Amendment to Loan and Security Agreement, dated November 19, 2019	March 30, 2020, Form 10-K, exhibit 10.13(h)
10.13(i)	Ninth Amendment to Loan and Security Agreement, dated December 20, 2019	March 30, 2020, Form 10-K, exhibit 10.13(i)
10.13(j)	Payoff Letter, dated December 27, 2019, between Dove Ventures, LLC and Atlanticus Holdings Corporation	March 30, 2020, Form 10-K, exhibit 10.13(j)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.14	Amended and Restated Program Management Agreement, dated April 1, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1
10.14(a)	First Amendment to Amended and Restated Program Management Agreement, dated June 30, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1(a)
10.14(b)*	Amended and Restated Receivable Sales Agreement, dated April 1, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2
10.14(c)	First Amendment to Amended and Restated Receivable Sales Agreement, dated June 30, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2(a)
10.14(d)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Atlanticus Services Corporation and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(b)
10.14(e)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Fortiva Funding, LLC and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(c)
10.15*	Amended and Restated Operating Agreement of Access Financial Holdings, LLC, dated November 14, 2019	March 30, 2020, Form 10-K, exhibit 10.15
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Management contract, compensatory plan or arrangement.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 31, 2021.

Atlanticus Holdings Corporation

By:	/s/ Jeffrey A. Howard
Jeffrey A. Howard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey A. Howard Jeffrey A. Howard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021

/s/William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 31, 2021

/s/Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2021

/s/David G. Hanna David G. Hanna	Executive Chairman of the Board	March 31, 2021

/s/Denise M. Harrod Denise M. Harrod	Director	March 31, 2021

/s/Deal W. Hudson Deal W. Hudson	Director	March 31, 2021

/s/Joann G. Jones Joann G. Jones	Director	March 31, 2021

/s/Mack F. Mattingly Mack F. Mattingly	Director	March 31, 2021

/s/Thomas G. Rosencrants Thomas G. Rosencrants	Director	March 31, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 2 to the Company’s consolidated financial statements, the Company has outstanding loans of $574.4 million at gross amortized cost within its Credit and Other Investments Segment and a related allowance for loan losses of $123.3 million at December 31, 2020. The loans are revolving credit facilities (credit cards) or installment loans. The allowance represents management’s best estimate of the incurred losses inherent in the portfolio as of the balance sheet date. Management considers both observable and unobservable inputs in its determination of the adequacy of the allowance. The calculation of the allowance uses methods and assumptions based upon historical loss rate; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. Changes in the assumptions can have a material effect on the Company’s financial results.

We identified the significant judgmental assumptions by management in determining the adequacy of the allowance for loan losses to be a critical audit matter. The judgmental assumptions impacting the recorded allowance are the effects of changes in the economy on consumers and the changes in underwriting criteria. Auditing these complex judgments involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating the judgmental assumptions used by management by comparing to historical results, current economic data, and changes to underwriting criteria to determine if such assumptions were relevant, reliable, and reasonable for the purpose used.

●	Testing the relevance and reliability of the data used in determining the judgmental assumptions by testing the completeness and accuracy of data used including internal and external third-party sources.
●	Evaluating any evidence (e.g. external economic data, peer data, internal company data) that is contradictory to the conclusions reached by management in establishing the judgmental assumptions supporting the allowance for loan losses.

Loans, Interest and Fees Receivable, at Fair Value

As described in Note 2 and Note 6 to the Company’s consolidated financial statements, the Company has outstanding loans of $417.1 million at fair value within the Credit and Other Investments Segment at December 31, 2020. The loans are revolving credit facilities (credit cards) or installment loans. The Company elected to report accounts originating on and after January 1, 2020 at fair value on a recurring basis in the financial statements. The assets are recorded at fair value based upon performance expectations of the underlying loans. The discounted cash flow model assumptions used to determine the performance expectation include yield, timing of expected payments, servicing costs and discount rate. The impact of changes in the fair value of loans, interest and fees receivable, at fair value is reflected within the period incurred and can have a material impact on the financial results of the Company.

We identified the significant assumptions by management used in the discounted cash flow model to be a critical audit matter. The assumptions impacting the fair value calculation included timing of expected cashflows and discount rates. Auditing these complex assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Testing the relevance and reliability of data related to the assumptions by agreeing data to internal and external third-party sources.
●	Evaluating the assumptions used for the timing of expected cash flows by comparing to historical performance to determine if such assumptions were relevant, reliable and reasonable for the purpose used, including consideration of evidence (e.g. external economic data and peer data) that may be contradictory to the conclusions reached by management.
●	Evaluating the discount rates used by comparing to market-based discount rates to determine if such assumption were relevant, reliable and reasonable for the purpose used, including consideration of evidence (e.g. external economic data, peer data, internal company data) that may be contradictory to the conclusion reached by management.
●	Involving professionals with specialized skills and knowledge to evaluate the reasonableness of the timing of cash flows and discount rate assumptions used by management to determine the fair value.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

March 31, 2021

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	December 31,
	2020	2019

Assets
Unrestricted cash and cash equivalents (including $96.6 million and $78.7 million associated with variable interest entities at December 31, 2020 and December 31, 2019, respectively)	$178,102	$135,379
Restricted cash and cash equivalents (including $70.2 million and $25.9 million associated with variable interest entities at December 31, 2020 and December 31, 2019, respectively)	80,859	41,015
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $374.2 million and $3.9 million associated with variable interest entities at December 31, 2020 and December 31, 2019, respectively)	417,098	4,386
Loans, interest and fees receivable, gross (including $560.2 million and $857.2 million associated with variable interest entities at December 31, 2020 and December 31, 2019, respectively)	667,556	998,209
Allowances for uncollectible loans, interest and fees receivable (including $120.9 million and $168.8 million associated with variable interest entities at December 31, 2020 and December 31, 2019, respectively)	(124,961)	(186,329)
Deferred revenue (including $10.3 million and $40.7 million associated with variable interest entities at December 31, 2020 and December 31, 2019, respectively)	(39,456)	(90,307)
Net loans, interest and fees receivable	920,237	725,959
Property at cost, net of depreciation	2,240	2,738
Investments in equity-method investee	1,415	1,957
Operating lease right-of-use assets	9,181	14,091
Prepaid expenses and other assets	15,180	15,127
Total assets	$1,207,214	$936,266
Liabilities
Accounts payable and accrued expenses	$41,731	$41,617
Operating lease liabilities	13,776	22,259
Notes payable, net (including $827.1 million and $691.5 million associated with variable interest entities at December 31, 2020 and December 31, 2019, respectively)	882,610	749,209
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	2,919	3,920
Convertible senior notes	24,386	24,091
Income tax liability	25,932	5,785
Total liabilities	991,354	846,881

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at December 31, 2020 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2019 (Note 4)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,350	49,050

Shareholders' Equity
Common stock, no par value, 150,000,000 shares authorized: 16,115,353 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2020; and 15,885,314 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2019	—	—
Paid-in capital	194,950	212,692
Accumulated other comprehensive income	—	—
Retained deficit	(117,666)	(211,786)
Total shareholders’ equity	77,284	906
Noncontrolling interests	(774)	(571)
Total equity	76,510	335
Total liabilities, preferred stock and shareholders' equity	$1,207,214	$936,266

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Year Ended
	2020	2019
Revenue:
Consumer loans, including past due fees	$410,616	$261,218
Fees and related income on earning assets	133,960	68,639
Other revenue	15,431	13,754
Total operating revenue	560,007	343,611
Other non-operating revenue	3,403	111,589
Total revenue	563,410	455,200

Interest expense	(51,548)	(50,730)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(142,719)	(248,383)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(108,548)	2,085
Net margin	260,595	158,172

Operating expense:
Salaries and benefits	29,079	26,229
Card and loan servicing	63,047	49,459
Marketing and solicitation	35,012	36,388
Depreciation	1,247	1,137
Other	17,819	13,196
Total operating expense	146,204	126,409
Income before income taxes	114,391	31,763
Income tax expense	(20,474)	(5,553)
Net income	93,917	26,210
Net loss attributable to noncontrolling interests	203	233
Net income attributable to controlling interests	94,120	26,443
Preferred dividends and discount accretion	(17,070)	(1,153)
Net income attributable to common shareholders	$77,050	$25,290
Net income attributable to common shareholders per common share—basic	$5.32	$1.74
Net income attributable to common shareholders per common share—diluted	$3.95	$1.66

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Year Ended
	2020	2019
Net income	$93,917	$26,210
Other comprehensive income (loss):
Foreign currency translation adjustment	—	2,282
Reclassifications of foreign currency translation gains to Operating expense on the consolidated statements of operations	—	(5,840)
Comprehensive income	93,917	22,652
Comprehensive loss attributable to noncontrolling interests	203	233
Comprehensive income attributable to controlling interests	$94,120	$22,885
Comprehensive income attributable to controlling interests to common shareholders	$77,050	$21,732

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total Equity (Deficit)	Temporary Equity Associated with Noncontrolling Interests	Series A Preferred Stock
Balance at December 31, 2018	15,563,574	$—	$213,435	$3,558	$(238,784)	$(338)	$(22,129)	$—	$—
Cumulative effects from adoption of new lease standard (Note 2)	—	—	—	—	555	—	555	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	(50)	—	—	—	(50)	50	—
Preferred dividends	—	—	(1,103)	—	—	—	(1,103)	—	—
Stock option exercises and proceeds related thereto	469,701	—	1,215	—	—	—	1,215	—	—
Compensatory stock issuances, net of forfeitures	209,500	—	—	—	—	—	—	—	—
Contributions by preferred shareholders	—	—	—	—	—	—	—	50,500	40,000
Costs associated with contributions by preferred shareholders	—	—	—	—	—	—	—	(1,500)	—
Deferred stock-based compensation costs	—	—	1,712	—	—	—	1,712	—	—
Redemption and retirement of shares	(357,461)	—	(2,517)	—	—	—	(2,517)	—	—
Comprehensive income (loss)	—	—	—	(3,558)	26,443	(233)	22,652		—
Balance at December 31, 2019	15,885,314	$—	$212,692	$—	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(300)	—	—	—	(300)	300	—
Preferred dividends	—	—	(16,770)	—	—	—	(16,770)	—	—
Stock option exercises and proceeds related thereto	407,533	—	1,326	—	—	—	1,326	—	—
Compensatory stock issuances, net of forfeitures	68,040	—	—	—	—	—	—	—	—
Contributions by preferred shareholders	—	—	—	—	—	—	—	50,000	—
Deferred stock-based compensation costs	—	—	1,355	—	—	—	1,355	—	—
Redemption and retirement of shares	(245,534)	—	(3,353)	—	—	—	(3,353)	—	—
Comprehensive income	—	—	—	—	94,120	(203)	93,917	—	—
Balance at December 31, 2020	16,115,353	$—	$194,950	$—	$(117,666)	$(774)	$76,510	$99,350	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2020	2019
Operating activities
Net income	$93,917	$26,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	7,952	7,693
Provision for losses on loans, interest and fees receivable	142,719	248,383
Interest expense from accretion of discount on notes	585	818
Income from accretion of merchant fees and discount associated with receivables purchases	(110,402)	(116,252)
Unrealized losses (gains) on loans, interest and fees receivable and underlying notes payable held at fair value	108,548	(2,085)
Amortization of deferred loan costs	5,137	3,518
Income from equity-method investments	(456)	(1,001)
Gain on repurchase of convertible senior notes	—	(5,127)
Deferred stock-based compensation costs	1,355	1,712
Lease liability payments	(10,278)	(10,080)
Changes in assets and liabilities:
(Increase) decrease in uncollected fees on earning assets	(43,319)	1,765
Increase in income tax liability	20,147	5,533
Decrease in deposits	—	20
Decrease in accounts payable and accrued expenses	(3,096)	(52,720)
Other	(75)	(8,424)
Net cash provided by operating activities	212,734	99,963

Investing activities
Proceeds from equity-method investee	998	1,520
Proceeds from recoveries on charged off receivables	13,781	3,019
Investments in earning assets	(1,330,980)	(1,098,764)
Proceeds from earning assets	1,024,375	660,786
Purchases and development of property, net of disposals	(749)	(250)
Net cash used in investing activities	(292,575)	(433,689)

Financing activities
Noncontrolling interests contributions	50,000	50,500
Issuance costs for nonontrolling interests	—	(1,500)
Proceeds from issuance of preferred units	—	40,000
Preferred dividends	(13,561)	—
Proceeds from exercise of stock options	1,326	1,215
Purchase and retirement of outstanding stock	(3,353)	(2,517)
Proceeds from borrowings	588,229	873,340
Repayment of borrowings	(460,256)	(592,318)
Net cash provided by financing activities	162,385	368,720
Effect of exchange rate changes on cash	23	(354)
Net increase in cash and cash equivalents	82,567	34,640
Cash and cash equivalents and restricted cash at beginning of period	176,394	141,754
Cash and cash equivalents and restricted cash at end of period	$258,961	$176,394
Supplemental cash flow information
Cash paid for interest	$46,526	$46,302
Net cash income tax payments	$327	$20
Change in accrued and unpaid preferred dividends	$3,209	$1,103

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partner to originate consumer loans through multiple channels, including retail and healthcare point-of-sale (collectively "point-of-sale"), direct mail solicitation, digital marketing and through partner relationships. In the point-of-sale channel, we partner with retailers and service providers in various industries across the United States (“U.S.”) to enable them to provide credit to their customers for the purchase of goods and services. These services of our bank partner are often extended to consumers who may have been declined by other providers of credit. We specialize in supporting this “second look” credit service in various market segments across the U.S. Additionally, we support lenders who market general purpose credit cards directly to consumers (collectively, the “direct-to-consumer” operations) through additional channels enabling them to reach consumers through a diverse origination platform. Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties.

Additionally, we report within our Credit and Other Investments segment: 1) the servicing income from our legacy credit card receivables, 2) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and 3) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at cost. None of these companies are publicly-traded and there are no material pending liquidity events.

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

On March 13, 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). Nationwide responses to the COVID-19 pandemic have included restrictions on “non-essential” businesses imposed by state and local governments. Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to the restrictions on “non-essential” businesses, issuances of stay-at-home orders, increased unemployment and uncertainties about the extent and duration of the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law, which provides relief to taxpayers affected by COVID-19. The CARES Act provides direct benefits to certain consumers in the form of one-time stimulus payments, supplemental unemployment assistance and rent relief among others. The CARES Act also provides tax relief, access to short term capital and deferrals of certain tax payments to assist companies with meeting obligations in the near term. On December 27, 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal was signed into law which extended many of the benefits under the CARES Act. The Company has accounted for immediately applicable benefits under both Acts.

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

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount (and changes thereon) of our Loans, interest and fees receivables, at fair value and Notes payable associated with structured financings recorded at fair value on our consolidated balance sheets and consolidated statements of operations. Additionally, estimates of future credit losses have a significant effect on loans, interest and fees receivable, net, as shown on our consolidated balance sheets, as well as on the provision for losses on loans, interest and fees receivable within our consolidated statements of operations. Certain prior year amounts on our consolidated statements of operations have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Restricted Cash

Restricted cash as of December 31, 2020 and 2019 includes certain collections on loans, interest and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans, Interest and Fees Receivable

We maintain two categories of Loans, Interest and Fees Receivable on our consolidated balance sheets: those that are carried at fair value (Loans, interest and fees receivable, at fair value) and those that are carried at net amortized cost (Loans, interest and fees receivable, gross). For both categories of loans, interest and fees receivable, other than our Auto Finance receivables, interest and fees are discontinued when loans, interest and fees receivable become contractually 90 or more days past due. We charge off our Credit and Other Investments and Auto Finance segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

Loans, Interest and Fees Receivable, at Fair Value. Loans, interest and fees receivable held at fair value represent both the receivables underlying credit card securitization trusts (the "Securitized Receivables") and those receivables for which we elected the fair value option on January 1, 2020 (the "Fair Value Receivables"). Both the Securitized Receivables and the Fair Value Receivables are held by entities that qualify as variable interest entities ("VIE"), and are consolidated onto our consolidated balance sheets, some portfolios of which are unencumbered and some of which are still encumbered under structured or other financing facilities. Loans and finance receivables include accrued and unpaid interest and fees.

Under the fair value option for both our Securitized Receivables and our Fair Value Receivables, direct loan origination fees (such as annual and merchant fees) are taken into income when billed to the consumer or upon loan acquisition and direct loan origination costs are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in the fair value of loans, interest and fees receivable are recorded as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" in the consolidated statements of operations in the period of the fair value changes. Changes in the fair value of loans, interest and fees receivable recorded at fair value include the impact of current period charge offs associated with these receivables.

Further details concerning our loans, interest and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) a portion (those which are not part of our Fair Value Receivables) of our U.S. point-of-sale and direct-to-consumer financing and other credit products platform within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $185.0 million and $182.9 million for the years ended December 31, 2020 and 2019, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and unearned fees (or “deferred revenue”) for our loans, interest and fees receivable that are not carried at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments: Credit and Other Investments; and Auto Finance. While each of these categories has unique features, they share many of the same credit risk characteristics and thus share a similar approach to the establishment of an allowance for loan losses. Each portfolio segment is divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. For our Auto Finance segment we may further reduce the expected charge-off, taking into consideration specific dealer level reserves which may allow us to offset our losses and, in the case of secured loans, the impact of collateral available to offset a potential loss. Conversely, for receivables in our Credit and Other Investments segment, which generally do not have a secured interest in collateral, we look to reserve for the gross expected exposure to charge-offs. These reserves are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable.

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

Certain of our loans, interest and fees receivable also contain components of deferred revenue including merchant fees on the purchases of receivables for our point-of-sale receivables and annual fee billings for our direct-to-consumer credit card receivables. Our point-of-sale and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees and loan discounts. Additionally, many of our direct-to-consumer credit card receivables have an annual membership fee that is billed to the consumer on card activation and on each anniversary of that date thereafter. As of December 31, 2020 and December 31, 2019, the weighted average remaining accretion period for the $39.5 million and $90.3 million of deferred revenue reflected in the consolidated balance sheets was 14 months and 11 months, respectively. Included within deferred revenue, are merchant fees and discounts on purchased loans of $28.2 million and $48.1 million as of December 31, 2020 and December 31, 2019, respectively.

As a result of the recent COVID-19 pandemic and subsequent declaration of a national emergency by the President on March 13, 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 guidance, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through December 31, 2020, approximately 5.6% of our accounts had received some form of short-term deferral related to COVID-19 (generally on a month-to-month basis). While most participants in these short-term deferral programs have now exited the program, as of December 31, 2020, approximately 1.7% of accounts and their associated receivables were actively enrolled in a short-term payment deferral (representing $28.3 million of gross receivables outstanding). Nearly all of these customers are considered current and thus excluded from the delinquency data in the below tables. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Year Ended December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for loan losses	(112.1)	(2.0)	(28.6)	(142.7)
Charge offs	155.1	3.0	72.1	230.2
Recoveries	(9.9)	(1.1)	(15.2)	(26.2)
Balance at end of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(88.2)	$(1.4)	$(35.1)	$(124.7)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.3	$—	$2.3
Loans, interest and fees receivable collectively evaluated for impairment	$364.2	$90.9	$210.2	$665.3

For the Year Ended December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(35.4)	$(1.3)	$(42.5)	$(79.2)
Provision for loan losses	(161.5)	(3.5)	(83.4)	(248.4)
Charge offs	80.2	4.6	68.1	152.9
Recoveries	(4.6)	(1.4)	(5.6)	(11.6)
Balance at end of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.4)	$(0.1)	$(0.5)
Balance at end of period collectively evaluated for impairment	$(121.3)	$(1.2)	$(63.3)	$(185.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.1	$0.1	$2.2
Loans, interest and fees receivable collectively evaluated for impairment	$509.2	$87.7	$399.1	$996.0

Delinquent loans, interest and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans, interest and fees receivable.

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors we employ and through the sale of charged-off accounts to unrelated third-parties.  All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations. For the year ended December 31, 2020, $12.4 million and $13.8 million of our recoveries related to collections from third-party collectors we employ and sales of charged-off accounts to unrelated third-parties, respectively.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of December 31, 2020 and December 31, 2019 is as follows:

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$12.4	$7.6	$5.1	$25.1
60-89 days past due	8.0	2.8	3.8	14.6
90 or more days past due	19.9	2.1	9.5	31.5
Delinquent loans, interest and fees receivable, gross	40.3	12.5	18.4	71.2
Current loans, interest and fees receivable, gross	323.9	80.7	191.8	596.4
Total loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

As of December 31, 2019	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$21.7	$8.1	$14.0	$43.8
60-89 days past due	18.5	3.0	11.5	33.0
90 or more days past due	46.6	2.6	27.2	76.4
Delinquent loans, interest and fees receivable, gross	86.8	13.7	52.7	153.2
Current loans, interest and fees receivable, gross	422.4	76.1	346.5	845.0
Total loans, interest and fees receivable, gross	$509.2	$89.8	$399.2	$998.2
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.9	$—	$1.9

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

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of December 31, 2020 and December 31, 2019:

	As of
	December 31, 2020		December 31, 2019
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	12,394	37,784	10,682	14,553
Number of TDRs that have been re-aged	2,788	7,846	2,788	2,854
Amount of TDRs on non-accrual status (in thousands)	$14,537	$26,989	$14,468	$13,037
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$4,662	$6,890	$5,118	$3,104
Carrying value of TDRs (in thousands)	$9,583	$14,287	$8,864	$7,312
TDRs - Performing (carrying value, in thousands)*	$7,420	$11,855	$6,754	$6,106
TDRs - Nonperforming (carrying value, in thousands)*	$2,163	$2,432	$2,110	$1,206

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 60,908 and 31,409 accounts in the amount of $70.3 million and $43.3 million during the twelve month periods ended December 31, 2020 and December 31, 2019, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	December 31, 2020		December 31, 2019
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	3,065	7,665	2,835	3,339
Loan balance at time of charge off (in thousands)	$4,352	$6,745	$4,397	$3,545

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

We periodically review our property to determine if it is impaired. We incurred no impairment costs in 2020 and no impairment costs in 2019.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services as well as amounts owed to us by third parties. Prepaid amounts are expensed as the underlying related services are performed. Also included are (1) commissions paid associated with our various office leases which we amortize into expense over the lease terms, (2) ongoing deferred costs associated with service contracts and (3) investments in consumer finance technology platforms carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include fees associated with the credit products, including the receivables underlying our U.S. point-of-sale finance and direct-to-consumer platform, and our legacy credit card receivables which include the recognition of annual fee billings and cash advance fees among others.

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period which is generally 12 months for our amortized cost receivables, and when billed for those receivables that are included as part of our Fair Value Receivables. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customers' accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans. The election of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020 resulted in increased fees recognized on credit products throughout 2020.

Other revenue

Other revenue includes revenues associated with ancillary product offerings, interchange revenues and servicing income. We recognize these fees as income in the period earned.

Other non-operating revenue

Other non-operating revenue includes revenues associated with investments in equity method investees and other revenues not associated with our ongoing business operations. Included in Other non-operating revenue for 2019 is $105.9 million associated with reductions in accruals related to one of our portfolios. The accrual was based upon our estimate of an amount that might have been claimed by customers and was based upon several factors including customer claims volume, average claim amount and a determination of the amount, if any, which might have been offered to resolve such claims. The assumptions used in the accrual estimate were subjective, mainly due to uncertainty associated with future claims volumes and the resolution costs, if any, per claim. During the year ended December 31, 2020, we received $2.0 million in distributions from an investment in a consumer finance technology company. We retained our minority ownership stake in this company and will continue to carry the investment on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of ASU No. 2014-09, "Revenue from Contracts with Customers". We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our Credit and Other Investments segment and servicing revenue and other customer-related fees in both our Credit and Other Investments segment and our Auto Finance segment. Interchange fees are earned when our customer's cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee. Service charges and other customer related fees are earned from customers based on the occurrence of specific services. None of these revenue streams result in an ongoing obligation beyond what has already been rendered. Revenue from these contracts with customers is included as a component of Other revenue on our consolidated statements of operations. Components (in thousands) of our revenue from contracts with customers is as follows:

	Credit and
For the Year Ended December 31, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$9,500	$—	$9,500
Servicing income	1,187	994	2,181
Service charges and other customer related fees	3,685	65	3,750
Total revenue from contracts with customers	$14,372	$1,059	$15,431

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Year Ended December 31, 2019	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$8,495	$—	$8,495
Servicing income	857	929	1,786
Service charges and other customer related fees	3,407	66	3,473
Total revenue from contracts with customers	$12,759	$995	$13,754

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10 and 2019-11) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019 the FASB issued ASU 2019-05 which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 (and ASU 2019-05) was initially effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The FASB recently delayed the effective date of this standard until annual and interim periods beginning after December 15, 2022 for non-accelerated and smaller reporting company filers, with early adoption permitted for smaller reporting companies (among others). We are currently in the process of reviewing accounting interpretations, including the recently added fair value option, expected data requirements and necessary changes to our loss estimation methods, processes and systems. This standard is expected to result in an increase to our allowance for loan losses for our amortized cost receivables given the change to expected losses for the estimated life of the financial asset. If the fair value option is elected for some or all of our eligible receivables, we would expect more potential volatility in the recorded value of the assets as these receivables are remeasured each period. The extent of the financial statement impact will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modified the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU was effective for all entities for fiscal years beginning after December 15, 2019. The amendments address changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty and is applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. We have evaluated subsequent events occurring after December 31, 2020, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than the development described below.

On March 11, 2021, the American Rescue Plan, which is a $1.9 trillion stimulus package that extended and expanded benefits previously provided under the CARES Act and subsequent Bipartisan-Bicameral Omnibus COVID Relief Deal, was signed into law. The impacts of the new law on the economy and our consumers is currently unknown.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: Credit and Other Investments, and Auto Finance.

As of both December 31, 2020 and December 31, 2019, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the years ended December 31, 2020 and 2019 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Year Ended December 31, 2020	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$378,817	$31,799	$410,616
Fees and related income on earning assets	133,891	69	133,960
Other revenue	14,372	1,059	15,431
Other non-operating revenue	3,360	43	3,403
Total revenue	530,440	32,970	563,410
Interest expense	(50,387)	(1,161)	(51,548)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(140,683)	(2,036)	(142,719)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(108,548)	—	(108,548)
Net margin	$230,822	$29,773	$260,595
Income before income taxes	$105,429	$8,962	$114,391
Income tax expense	$(18,257)	$(2,217)	$(20,474)
Total assets	$1,124,618	$82,596	$1,207,214

Year Ended December 31, 2019	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$229,774	$31,444	$261,218
Fees and related income on earning assets	68,558	81	68,639
Other revenue	12,759	995	13,754
Other non-operating revenue	111,507	82	111,589
Total revenue	422,598	32,602	455,200
Interest expense	(49,065)	(1,665)	(50,730)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(244,922)	(3,461)	(248,383)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	2,085	—	2,085
Net margin	$130,696	$27,476	$158,172
Income before income taxes	$25,005	$6,758	$31,763
Income tax expense	$(3,830)	$(1,723)	$(5,553)
Total assets	$856,354	$79,912	$936,266

4.	Shareholders’ Equity and Preferred Stock

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares (10,000,000 shares authorized, 400,000 shares outstanding) of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of a majority of the holders of the Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 14, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

During the years ended December 31, 2020 and 2019, we repurchased and contemporaneously retired 245,534 and 357,461 shares of our common stock at an aggregate cost of $3,353,000 and $2,517,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at December 31, 2020 and December 31, 2019, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. On March 30, 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 14, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at December 31, 2020 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	December 31, 2020	December 31, 2019
Loans, interest and fees receivables, at fair value	$1,994	$2,757
Total assets	$2,105	$2,922
Total liabilities	$10	$13
Members’ capital	$2,095	$2,909

	Year ended December 31,
	2020	2019
Net margin	$819	$1,505
Net income	$684	$1,318
Net income attributable to investee	$456	$1,001

6.	Fair Values of Assets and Liabilities

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

We previously elected the fair value option with respect to our credit card loans, interest and fees receivable portfolios, the retained interests in which we historically recorded at fair value under securitization structures that were off balance sheet prior to accounting rules changes requiring their consolidation into our financial statements.

Fair value differs from amortized cost accounting in various ways. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. We update our fair value analysis each quarter, with changes since the prior reporting period reflected as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" in the consolidated statements of operations. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in the fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value and therefore impact earnings.

Fair value differs from amortized cost accounting in the following ways:

•	Receivables and notes are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for loan loss calculation;
•	Certain fee billings (such as annual or merchant fees) and expenses of loans and notes are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	Changes in the fair value of loans and notes impact recorded revenues; and
•	Net charge-offs are recognized as they occur.

For all of our other receivables and debt (other than the notes payable underlying our formerly off-balance sheet credit card securitization structures), we have not elected the fair value option. Nevertheless, pursuant to applicable requirements, we include disclosures of the fair value of these other items to the extent practicable within the disclosures below. Additionally, we have other liabilities, associated with consolidated legacy credit card securitization trusts, that we are required to carry at fair value in our consolidated financial statements, and they also are addressed within the disclosures below.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2020 and December 31, 2019 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2020 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$586,908	$503,139
Loans, interest and fees receivable, at fair value	$—	$—	$417,098	$417,098

Assets – As of December 31, 2019 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$781,208	$721,573
Loans, interest and fees receivable, at fair value	$—	$—	$4,386	$4,386

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our consolidated statements of operations as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value". For our loans, interest and fees receivable included in the above tables, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2020 and 2019:

	Loans, Interest and Fees Receivables, at Fair Value
	2020	2019
Balance at January 1,	$4,386	$6,306
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	(96,948)	1,251
Chargeoffs	(12,601)	(897)
Purchases	713,579	—
Settlements	(295,301)	(2,274)
Finance and fees	103,983	—
Balance at December 31,	$417,098	$4,386

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs.

Net Revaluation of Loans, Interest and Fees Receivable. We record the net revaluation of loans, interest and fees receivable (including those pledged as collateral) in the Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value category in our consolidated statements of operations. The net revaluation of loans, interest and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs. Interest income on receivables underlying our asset classes that are carried at fair value in our consolidated financial statements is recorded in Revenue - Consumer loans, including past due fees in our consolidated statements of operations.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$417,098	Discounted cash flows	Gross yield, net of finance charge charge-offs	22.7% to 56.5% (43.3%)
			Payment rate	3.9% to 11.4% (8.5%)
			Expected principal credit loss rate	6.9% to 31.4% (24.8%)
			Servicing rate	2.9% to 14.2% (4.3%)
			Discount rate	12.8% to 13.5% (13.3%)

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$4,386	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.5% to 53.7% (28.6%)
			Payment rate	4.0% to 9.5% (4.6%)
			Expected principal credit loss rate	10.5% to 41.7% (14.0%)
			Servicing rate	11.3% to 16.9% (11.9%)
			Discount rate	14.3% to 14.3% (14.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2020 and December 31, 2019 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$857,068	$857,068
Amortizing debt facilities	$—	$—	$25,542	$25,542
Convertible senior notes	$—	$41,284	$—	$24,386
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$2,919	$2,919

Liabilities – As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$720,687	$720,687
Amortizing debt facilities	$—	$—	$28,522	$28,522
Convertible senior notes	$—	$16,920	$—	$24,091
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$3,920	$3,920

For our notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our consolidated statements of operations as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value". For our 5.875% convertible senior notes due 2035 (“convertible senior notes”), we assess fair value based upon the most recent trade data available from third-party providers. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 10, “Notes Payable,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2020 and 2019.

	Notes Payable Associated with Structured Financings, at Fair Value
	2020	2019
Balance at January 1,	$3,920	$5,651
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(1,001)	(1,731)
Repayments on outstanding notes payable, net	—	—
Balance at December 31,	$2,919	$3,920

The unrealized gains and losses for liabilities within the Level 3 category presented in the table above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 liabilities.

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value on our consolidated statements of operations. The legal entity associated with the securitization transaction is consolidated as a VIE as the Company is deemed the primary beneficiary of the entity. The Company is not liable for the full face value of the liability in the VIE so it is carried at fair value based upon amounts the borrower will receive from the legal entity. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including: estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees. Accrued interest expense on notes payable underlying our notes payable associated with structured financings, at fair value is recorded in Interest expense in our consolidated statements of operations.

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$2,919	Discounted cash flows	Gross yield, net of finance charge charge-offs	23.7%
			Payment rate	3.9%
			Expected principal credit loss rate	7.9%
			Discount rate	13.2%

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2019 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$3,920	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.5%
			Payment rate	4.0%
			Expected principal credit loss rate	10.5%
			Discount rate	14.3%

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2020 and December 31, 2019 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2020	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$630	$515,434
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$589	$487,779
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$540	$416,558
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$1,847
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$12,972

As of December 31, 2019	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$713	$5,691
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$644	$5,280
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$466	$3,920
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$8
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$28	$185

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2020	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2019
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$2,919	$3,920

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2020	2019
Software	$4,122	$3,543
Furniture and fixtures	6,548	6,431
Data processing and telephone equipment	7,728	7,675
Leasehold improvements	10,570	10,570
Other	1,156	1,156
Total cost	30,124	29,375
Less accumulated depreciation	(27,884)	(26,637)
Property, net	$2,240	$2,738

Depreciation expense totaled $1.2 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.

8.	Leases

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
liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2020	2019
Operating lease cost, gross	$6,879	$6,875
Sublease income	(5,133)	(5,133)
Net Operating lease cost	$1,746	$1,742
Cash paid under operating leases, gross	$10,278	$10,080

Weighted average remaining lease term - months	19
Weighted average discount rate	6.8%

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2021	$10,380	$(7,315)	$3,065
2022	4,568	(3,112)	1,456
2023	285	—	285
2024	100	—	100
2025	34	—	34
Thereafter	—	—	—
Total lease payments	15,367	(10,427)	4,940
Less imputed interest	(1,591)
Total	$13,776

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2020, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	December 31, 2020	December 31, 2019
Unrestricted cash and cash equivalents	$96.6	$78.7
Restricted cash and cash equivalents	70.2	25.9
Loans, interest and fees receivable, at fair value	374.2	3.9
Loans, interest and fees receivable, gross	560.2	857.2
Allowances for uncollectible loans, interest and fees receivable	(120.9)	(168.8)
Deferred revenue	(10.3)	(40.7)
Total Assets held by VIEs	$970.0	$756.2
Notes Payable, net held by VIEs	$827.1	$691.5
Notes Payable, at fair value held by VIEs	$2.9	$3.9
Maximum exposure to loss due to involvement with VIEs	$864.4	$653.2

10.	Notes Payable

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2020 and December 31, 2019, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of December 31, 2020 and December 31, 2019, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of December 31, 2020 and December 31, 2019.

	Carrying Amounts at Fair Value as of
	December 31, 2020	December 31, 2019
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of December 31, 2020 ($101.3 million as of December 31, 2019) bearing interest at a weighted average 5.7% interest rate, based upon LIBOR, at December 31, 2020 (6.9% at December 31, 2019), which is secured by credit card receivables and restricted cash aggregating $2.9 million as of December 31, 2020 ($3.9 million as of December 31, 2019) in carrying amount	$2.9	$3.9

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $2.9 million in fair value of the structured financing facility indicated in the above table is $2.9 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at December 31, 2020.

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

Notes Payable, at Face Value

Other notes payable outstanding as of December 31, 2020 and December 31, 2019 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2020	December 31, 2019

Revolving credit facilities at a weighted average interest rate equal to 4.8% as of December 31, 2020 (6.0% as of December 31, 2019) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $943.6 million as of December 31, 2020 ($740.4 million as of December 31, 2019)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2023) (1) (2) (3)	$34.9	$39.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2022) (2) (3) (4) (5)	50.0	40.5
Revolving credit facility, not to exceed $70.0 million (expiring February 8, 2022) (2) (3) (4) (5) (6)	5.8	25.8
Revolving credit facility, not to exceed $10.0 million (expiring October 15, 2021) (2) (3) (4) (5) (6)	10.0	—
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2021) (2) (3) (4) (5)	4.7	14.6
Revolving credit facility, not to exceed $100.0 million (expiring August 15, 2022) (2) (3) (4) (5) (6)	2.5	—
Revolving credit facility, not to exceed $167.3 million (repaid in October 2020) (3) (4) (5) (6)	—	167.3
Revolving credit facility, not to exceed $200.0 million (expiring December 15, 2022) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $15.0 million (expiring April 21, 2021) (2) (3) (4) (5)	7.8	8.6
Revolving credit facility, not to exceed $50.0 million (repaid in July 2020) (2) (3) (4) (5)	—	15.0
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	—
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	—
Other facilities
Other debt with a weighted average interest rate equal to 2.7%	3.2	1.2
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Amortizing debt facility (repaid in July 2020) (2) (3) (4) (5)	—	19.4
Amortizing debt facility (expiring September 30, 2021) with a weighted average interest rate equal to 4.7% (2) (3) (4) (5)	5.0	10.0
Total notes payable before unamortized debt issuance costs and discounts	891.3	758.9
Unamortized debt issuance costs and discounts	(8.7)	(9.7)
Total notes payable outstanding, net	$882.6	$749.2

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with variable interest entities.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of December 31, 2020, the LIBOR rate was 0.15% and the prime rate was 3.25%.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $50.0 million was drawn as of December 31, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2022 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $34.9 million was drawn as of December 31, 2020). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of December 31, 2020, the borrowing limit was $55.0 million and the maturity is November 1, 2023. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In December 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with a $20.0 million revolving borrowing limit available to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of December 31, 2020). In periods subsequent to December 2016, we amended the original agreement to either extend the maturity date and/or reduce the capacity of this credit facility. This facility was repaid in July 2020 and is not available for subsequent draws. The facility was secured by the loans, interest and fees receivable and related restricted cash and accrued interest at an annual rate equal to LIBOR plus 5.0%.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $5.8 million was outstanding as of December 31, 2020) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $7.8 million was drawn as of December 31, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2021 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million (subsequently reduced to $110.00 million) of notes which are secured by the receivables and other assets of the trust (of which $12.5 million was outstanding as of December 31, 2020) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.75% and LIBOR plus 4.875%, respectively. The facilities mature on October 15, 2021 and August 15, 2022, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In September 2018, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that was available to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of December 31, 2020). This facility was secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 6.5%. The loan was subject to certain affirmative covenants, including a charge-off and delinquency test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note was guaranteed by Atlanticus. This facility was repaid in July 2020 and is not available for subsequent draws.

In November 2018, we sold $167.3 million of asset backed securities (“ABS”) secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term and revolving facilities associated with our point-of-sale receivables, noted in the table above, and the remaining proceeds were available to fund the acquisition of future receivables. The terms of the ABS allowed for a two-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities was fixed at 5.76%. This facility was repaid in October 2020 and is not available for subsequent draws.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $4.7 million was drawn as of December 31, 2020). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

In June 2019, we sold $200.0 million of ABS secured by certain credit card receivables (expiring December 15, 2022). A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables. The terms of the ABS allow for a two-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.37%.

In August 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. See Note 11, "Convertible Senior Notes" for additional information.

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit (of which $5.0 million was drawn as of December 31, 2020) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 4.5%. The facility matures on September 30, 2021 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In November 2019, we sold $200.0 million of ABS secured by certain credit card receivables (expiring May 15, 2024). A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables and the remaining proceeds were available to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.91%.

In July 2020, we sold $100.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down some of our existing revolving facilities associated with our point-of-sale receivables, and the remaining proceeds were used to fund the acquisition of receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.47%.

In October 2020, we sold $250.0 million of ABS secured by certain retail point-of-sale receivables. A portion of the proceeds from the sale were used to pay-down our existing term ABS associated with our point-of-sale receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 41 month revolving structure with an 18-month amortization period and the securities mature between August 2025 and October 2025. The weighted average interest rate on the securities is fixed at 4.1%.

As of December 31, 2020, we are in compliance with the covenants underlying our various notes payable.

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

On August 26, 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. The repurchase resulted in a gain of approximately $5.1 million (net of the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. See Note 10, "Notes Payable" for further information regarding the note issuance.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	December 31, 2020	December 31, 2019
Face amount of convertible senior notes	$33,839	$33,839
Discount	(9,453)	(9,748)
Net carrying value	$24,386	$24,091
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $33.8 million of outstanding convertible senior notes as of December 31, 2020 (as referenced in the table above) are convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation. We are required to pay contingent interest on the notes during a 6-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes. In addition, holders of the notes may require us to repurchase the notes for cash upon certain specified events.

In conjunction with the offering of the convertible senior notes, we entered into a 30-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock. The obligations of Bear Stearns were assumed by JP Morgan in 2008. JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the 30-year term of the share lending agreement or earlier upon the occurrence of specified events. Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations. If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash. Further, in the event that JP Morgan’s credit rating falls below A/A2, it would be required to post collateral for the market value of the lent shares ($35.9 million based on the 1,459,233 shares remaining outstanding under the share lending arrangement as of December 31, 2020). JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us. We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario. We exclude the loaned shares from earnings per share computations.

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

Accounting for Convertible Senior Notes

Under applicable accounting literature, the accounting for the issuance of the notes includes (1) allocation of the issuance proceeds between the notes and paid-in capital, (2) establishment of a discount to the face amount of the notes equal to the portion of the issuance proceeds that are allocable to paid-in capital, (3) creation of a deferred tax liability related to the discount on the notes, and (4) an allocation of issuance costs between the portion of such costs considered to be associated with the notes and the portion of such costs considered to be associated with the equity component of the notes’ issuances (i.e., paid-in capital). We are amortizing the discount to the remaining face amount of the notes into interest expense over the expected life of the notes, resulting in a corresponding release of associated deferred tax liability. Amortization for the years ended December 31, 2020 and 2019 totaled $0.3 million and $0.5 million, respectively. Actual incurred interest (based on the contractual interest rate) totaled $2.0 million and $3.9 million for the years ended December 31, 2020 and 2019, respectively. We will amortize the discount remaining at December 31, 2020 into interest expense over the expected term of the convertible senior notes (currently expected to be October 2035). The weighted average effective interest rate for the convertible senior notes was 9.2% for all periods presented.

12.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $1.6 billion at December 31, 2020. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit. We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2020, CAR had unfunded outstanding floor-plan financing commitments totaling $9.9 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $10.6 million remains pledged as of December 31, 2020 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2020, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program was $27.5 million as of December 31, 2020 (of which we have accrued $0.5 million as of December 31, 2020 based on current claims). We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future.

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

The current and deferred portions (in thousands) of federal, foreign and state income tax benefit or expense are as follows:

	For the Year Ended December 31,
	2020	2019
Federal income tax (expense) benefit:
Current tax benefit	$1,351	$279
Deferred tax (expense)	(21,752)	(5,395)
Total federal income tax (expense)	$(20,401)	$(5,116)
Foreign income tax (expense) benefit:
Current tax (expense) benefit	$(143)	$25
Deferred tax (expense)	(5)	(15)
Total foreign income tax (expense) benefit	$(148)	$10
State and other income tax benefit (expense):
Current tax (expense)	$(1,228)	$(709)
Deferred tax benefit	1,303	262
Total state and other income tax benefit (expense)	$75	$(447)
Total income tax (expense)	$(20,474)	$(5,553)

We experienced an effective income tax expense rate of 17.9% and 17.5% for the years ended December 31, 2020 and December 31, 2019, respectively. Our effective income tax expense rate for the year ended December 31, 2020 was below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) the reversal in 2020 of our prior year accruals of interest and penalties on liabilities for unpaid taxes, such reversal arising from the complete abatement by the IRS of failure -to-pay penalties (and accrued interest thereon) related to a now-completed audit by the IRS of our 2008 tax returns. Our effective income tax expense rate for the year ended December 31, 2019 was below the statutory rate principally as a result of the release of a federal valuation allowance in that year.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. For 2020, we reported a net reversal of income tax-related interest and penalties of $1.0 million within our income tax line item, and for 2019, we reported a net accrual of income tax-related interest and penalties $0.1 million within our income tax line item.

The following table reconciles our effective income tax expense or benefit rates for 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Statutory federal expense rate	21.0%	21.0%
Increase (decrease) in statutory tax expense rate resulting from:
Federal valuation allowance	—	(4.4)
Global intangible low-taxed income	0.2	0.8
Interest and penalties related to uncertain tax positions and IRS settlement adjustment	(0.6)	0.6
Interest expense on preferred stock as debt treatment	(2.6)	—
Foreign taxes, net of valuation allowance	(0.2)	(0.5)
Permanent and other prior year true ups and tax effect of non-controlling interest	0.2	(1.1)
State taxes, net of valuation allowance	(0.1)	1.1
Effective expense rate	17.9%	17.5%

As of December 31, 2020 and December 31, 2019, the respective significant components (in thousands) of our deferred tax assets and liabilities were:

	As of December 31,
	2020	2019
Deferred tax assets:
Software development costs/fixed assets	$75	$—
Goodwill and intangible assets	—	113
Provision for loan loss	30,080	36,172
Credit card fair value election differences	173	—
Equity-based compensation	715	792
Accrued expenses	466	386
Accruals for state taxes and interest associated with unrecognized tax benefits	121	108
Federal net operating loss and capital loss carry-forwards	11,279	18,643
Federal tax credits and minimum tax credit carry-forward	25	520
Foreign net operating loss carry-forward	306	537
Interest expense on preferred stock with debt treatment for tax purposes	631	—
Other	202	40
State tax benefits, primarily from net operating losses	36,052	40,937
Deferred tax assets, gross	$80,125	$98,248
Valuation allowances	(31,701)	(39,161)
Deferred tax assets net of valuation allowance	$48,424	$59,087
Deferred tax (liabilities):
Prepaid expenses and other	$(225)	$(1,217)
Software development costs/fixed assets	—	(176)
Equity in income of equity-method investee	(1,457)	(1,154)
Credit card fair value election differences	—	(21,513)
Market discount on loans	(61,255)	(29,834)
Deferred costs	(545)	(542)
Convertible senior notes	(10,057)	(9,309)
Deferred tax (liabilities), gross	$(73,539)	$(63,745)
Deferred tax (liabilities), net	$(25,115)	$(4,658)

We undertook a detailed review of our deferred taxes and determined that a valuation allowance was required for certain deferred tax assets in state tax jurisdictions within the U.S. and in the U.K. We reduce our deferred tax assets by valuation allowances if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Because our valuation allowance evaluations require consideration of future events, significant judgment is required in making the evaluations, and our conclusions could be materially different should certain of our expectations not be met. Our valuation allowances totaled $31.7 million and $39.2 million as of December 31, 2020 and December 31, 2019, respectively; a release of approximately $2.0 million of state valuation allowances accounted for part of the decline in valuation allowance balances between December 31, 2019 and December 31, 2020.

Certain of our deferred tax assets relate to federal, foreign and state net operating losses, capital losses, and credits, and we have no other net operating losses, capital losses, or credit carryforwards other than those noted herein. We have recorded a federal deferred tax asset of $10.7 million (based on federal net operating loss carryforwards of $51.0 million, which expire in varying amounts between 2030 and 2037). We have also recorded a federal deferred tax asset of $0.6 million (based on federal capital loss carryovers of $2.4 million, which expire in 2021).

Our subsidiaries file federal, state and/or foreign income tax returns. In the normal course of our business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. states and territories. With a few exceptions of a non-material nature, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2016.

Reconciliations (in thousands) of our unrecognized tax benefits from the beginning to the end of 2020 and 2019, respectively, are as follows:

	2020	2019
Balance at January 1,	$(513)	$(414)
Reductions based on tax positions related to prior years	—	13
Additions based on tax positions related to prior years	48	—
Additions based on tax positions related to the current year	(82)	(83)
Interest and penalties accrued	(30)	(29)
Balance at December 31,	$(577)	$(513)

Further, our unrecognized tax benefits that, if recognized, would affect the effective tax rate are not material at only $0.6 million and $0.5 million as of December 31, 2020, and 2019, respectively.

14.	Net Income Attributable to Controlling Interests Per Common Share

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	December 31,
	2020	2019
Numerator:
Net income attributable to controlling interests	$94,120	$26,443
Preferred stock and preferred unit dividends and accretion	(17,070)	(1,153)
Net income attributable to common shareholders—basic	77,050	25,290
Effect of dilutive preferred stock dividends and accretion	2,400	26
Net income attributable to common shareholders—diluted	$79,450	$25,316
Denominator:
Basic (including unvested share-based payment awards) (1)	14,486	14,499
Effect of dilutive stock compensation arrangements and exchange of preferred stock	5,616	774
Diluted (including unvested share-based payment awards) (1)	20,102	15,273
Net income attributable to common shareholders per share—basic	$5.32	$1.74
Net income attributable to common shareholders per share—diluted	$3.95	$1.66

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 431,262 for the year ended December 31, 2020, compared to 512,636 for the year ended December 31, 2019.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million and 0.5 million shares from our net income attributable to controlling interests per share of common stock calculations for the years ended December 31, 2020 and 2019, respectively.

For the year ended  December 31, 2020, we included 3,793,869 shares in our outstanding diluted share counts associated with our Series A Preferred Stock. No such shares were included for the year ended December 31, 2019. See Note 4, "Shareholders' Equity and Preferred Stock", for a further discussion of these convertible securities.

For the years ended December 31, 2020 and 2019, there were no dilutive shares potentially issuable and thus includible in the diluted net income attributable to controlling interests per share of common stock calculations pursuant to our convertible senior notes. However, in future reporting periods during which our closing stock price is above the $24.61conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 1.4 million shares, which could be included in diluted share counts in net income per share of common stock calculations. See Note 11, “Convertible Senior Notes,” for a further discussion of these convertible securities.

15.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of December 31, 2020, 56,562 shares remained available for issuance under the ESPP and 1,670,226 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the years ended December 31, 2020 and 2019.

Restricted Stock and Restricted Stock Units

During the years ended December 31, 2020 and 2019, we granted 61,373 and 229,500 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.6 million and $0.9 million, respectively. We incurred expenses of $0.8 million and $1.0 million during the years ended December 31, 2020 and 2019, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2020, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.5 million with a weighted-average remaining amortization period of 1.1 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. Options granted during 2020 were valued using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 5 years (which equals the expected term), volatility of 77.7% (based on the average of daily historical volatility using the expected term), and a risk-free rate of 0.46% (based on 5 year US Treasury securities). We had expense of $0.5 million and $0.7 million related to stock option-related compensation costs during the years ended December 31, 2020 and 2019, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,687,499	$3.66
Issued	143,500	$15.30
Exercised	(407,533)	$3.25
Expired/Forfeited	—	$—
Outstanding at December 31, 2020	2,423,466	$4.41	1.6	$48,992,890
Exercisable at December 31, 2020	1,835,467	$3.20	1.1	$39,325,783

Information on stock options granted, exercised and vested is as follows (in thousands, except per share data):

	Year ended December 31,
	2020	2019
Weighted average fair value per share of options granted	$9.47	$1.90
Cash received from options exercised, net	$1,326	$1,215
Aggregate intrinsic value of options exercised	$5,726	$671
Grant date fair value of shares vested	$944	$618

Options issued during the year ended December 31, 2020 had an aggregate grant-date fair value of $1.4 million. We had $1.4 million and $0.5 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2020 and December 31, 2019, respectively.

16.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offered eligible employees membership in a Group Personal Pension Plan which was set up with Friends Provident. This plan was a defined contribution plan in which all permanent employees who had completed 3 months of continuous service were eligible to join the plan. Company matching contributions were available to U.K. employees who contributed a minimum of 3% of their salaries under our Group Personal Pension Plan. We made matching contributions under our U.S. plan and former U.K. plan of $197,214 and $285,618 in 2020 and 2019, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $106,775 to purchase 9,209 shares of common stock in 2020 and $108,466 to purchase 19,641 shares of common stock in 2019 under the ESPP. The ESPP covers up to 100,000 shares of common stock. Our charge to expense associated with the ESPP was $31,748 and $31,954 in 2020 and 2019, respectively.

17.	Related Party Transactions

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $16,960 and $16,627 for 2020 and 2019, respectively. The aggregate amount of payments required under the sublease from January 1, 2021 to the expiration of the sublease in May 2022 is $24,567.

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the years ended December 31, 2020 and 2019, we received $334,526 and $269,072, respectively, of reimbursed costs from HBR associated with these leased employees.

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