Form 10-Q
period 2021-03-31
Atlanticus Holdings Corp
filed 2021-05-14
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2021

of

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

As of May 7, 2021, 16,640,267 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2021	2020

Assets
Unrestricted cash and cash equivalents (including $131.7 million and $96.6 million associated with variable interest entities at March 31, 2021 and December 31, 2020, respectively)	$203,050	$178,102
Restricted cash and cash equivalents (including $29.0 million and $70.2 million associated with variable interest entities at March 31, 2021 and December 31, 2020, respectively)	40,477	80,859
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $424.5 million and $374.2 million associated with variable interest entities at March 31, 2021 and December 31, 2020, respectively)	481,434	417,098
Loans, interest and fees receivable, gross (including $489.0 million and $560.2 million associated with variable interest entities at March 31, 2021 and December 31, 2020, respectively)	592,934	667,556
Allowances for uncollectible loans, interest and fees receivable (including $102.7 million and $120.9 million associated with variable interest entities at March 31, 2021 and December 31, 2020, respectively)	(105,881)	(124,961)
Deferred revenue (including $7.4 million and $10.3 million associated with variable interest entities at March 31, 2021 and December 31, 2020, respectively)	(33,995)	(39,456)
Net loans, interest and fees receivable	934,492	920,237
Property at cost, net of depreciation	2,002	2,240
Investments in equity-method investee	1,244	1,415
Operating lease right-of-use assets	8,011	9,181
Prepaid expenses and other assets	10,219	15,180
Total assets	$1,199,495	$1,207,214
Liabilities
Accounts payable and accrued expenses	$41,153	$41,731
Operating lease liabilities	11,697	13,776
Notes payable, net (including $781.0 million and $827.1 million associated with variable interest entities at March 31, 2021 and December 31, 2020, respectively)	839,251	882,610
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	2,791	2,919
Convertible senior notes	13,818	24,386
Income tax liability	33,566	25,932
Total liabilities	942,276	991,354

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at March 31, 2021 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2020 (Note 4)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,425	99,350

Shareholders' Equity
Common stock, no par value, 150,000,000 shares authorized: 16,640,267 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at March 31, 2021; and 16,115,353 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2020	—	—
Paid-in capital	192,207	194,950
Retained deficit	(73,591)	(117,666)
Total shareholders’ equity	118,616	77,284
Noncontrolling interests	(822)	(774)
Total equity	117,794	76,510
Total liabilities, preferred stock and shareholders' equity	$1,199,495	$1,207,214

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue:
Consumer loans, including past due fees	$102,296	$103,147
Fees and related income on earning assets	37,020	34,645
Other revenue	4,579	2,726
Total operating revenue	143,895	140,518
Other non-operating revenue	840	(10)
Total revenue	144,735	140,508

Interest expense	(12,298)	(13,584)
Loss on repurchase of convertible senior notes	(7,807)	—
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(4,135)	(67,336)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(27,491)	(15,191)
Net margin	93,004	44,397

Operating expense:
Salaries and benefits	8,239	7,510
Card and loan servicing	17,387	15,837
Marketing and solicitation	10,301	9,317
Depreciation	312	285
Other	4,968	4,801
Total operating expense	41,207	37,750
Income before income taxes	51,797	6,647
Income tax expense	(7,770)	(1,285)
Net income	44,027	5,362
Net loss attributable to noncontrolling interests	48	63
Net income attributable to controlling interests	44,075	5,425
Preferred dividends and discount accretion	(4,687)	(2,759)
Net income attributable to common shareholders	$39,388	$2,666
Net income attributable to common shareholders per common share—basic	$2.62	$0.18
Net income attributable to common shareholders per common share—diluted	$1.91	$0.17

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

For the Three Months Ended March 31, 2021 and March 31, 2020

(Dollars in thousands)

	Common Stock						Temporary Equity
	Shares Issued	Amount	Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2020	16,115,353	$—	$194,950	$(117,666)	$(774)	$76,510	$99,350	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	(4,612)	—	—	(4,612)	—	—
Stock option exercises and proceeds related thereto	494,900	—	1,696	—	—	1,696	—	—
Compensatory stock issuances, net of forfeitures	39,942	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	545	—	—	545	—	—
Redemption and retirement of shares	(9,928)	—	(297)	—	—	(297)	—	—
Comprehensive income	—	—	—	44,075	(48)	44,027	—	—
Balance at March 31, 2021	16,640,267	$—	$192,207	$(73,591)	$(822)	$117,794	$99,425	$40,000

	Common Stock						Temporary Equity
	Shares Issued	Amount	Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2019	15,885,314	$—	$212,692	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	(2,684)	—	—	(2,684)	—	—
Stock option exercises and proceeds related thereto	2,000	—	6	—	—	6	—	—
Compensatory stock issuances, net of forfeitures	64,915	—	—	—	—	—	—	—
Contributions by preferred unit holders	—	—	—	—	—	—	50,000	—
Deferred stock-based compensation costs	—	—	368	—	—	368	—	—
Redemption and retirement of shares	(74,724)	—	(559)	—	—	(559)	—	—
Comprehensive income	—	—	—	5,425	(63)	5,362	—	—
Balance at March 31, 2020	15,877,505	$—	$209,748	$(206,361)	$(634)	$2,753	$99,125	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$44,027	$5,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	844	1,962
Provision for losses on loans, interest and fees receivable	4,135	67,336
Interest expense from accretion of discount on notes	132	143
Income from accretion of merchant fees and discount associated with receivables purchases	(34,213)	(35,763)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	27,491	15,191
Amortization of deferred loan costs	888	1,326
Income from equity-method investments	(19)	66
Loss on repurchase of convertible senior notes	7,807	—
Deferred stock-based compensation costs	545	368
Lease liability payments	(2,584)	(2,540)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(9,517)	(13,206)
Increase in income tax liability	7,634	1,206
Increase (decrease) in accounts payable and accrued expenses	658	(6,605)
Other	4,952	101
Net cash provided by operating activities	52,780	34,947

Investing activities
Proceeds from equity-method investee	190	285
Proceeds from recoveries on charged off receivables	1,892	1,484
Investments in earning assets	(356,011)	(276,219)
Proceeds from earning assets	351,839	229,814
Purchases and development of property, net of disposals	(73)	(99)
Net cash used in investing activities	(2,163)	(44,735)

Financing activities
Noncontrolling interests contributions	—	50,000
Preferred dividends	(4,701)	(1,497)
Proceeds from exercise of stock options	1,696	6
Purchase and retirement of outstanding stock	(297)	(559)
Proceeds from borrowings	53,314	61,074
Repayment of borrowings	(116,069)	(72,687)
Net cash (used in) provided by financing activities	(66,057)	36,337
Effect of exchange rate changes on cash	6	(42)
Net (decrease) increase in cash and cash equivalents	(15,434)	26,507
Cash and cash equivalents and restricted cash at beginning of period	258,961	176,394
Cash and cash equivalents and restricted cash at end of period	$243,527	$202,901
Supplemental cash flow information
Cash paid for interest	$12,265	$13,542
Net cash income tax payments	$136	$79
(Decrease) increase in accrued and unpaid preferred dividends	$(89)	$1,187

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

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

We are principally engaged in providing products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties. In these Notes to Consolidated Financial Statements, “receivables” or “loans” typically refer to receivables we have purchased from our bank partners or from third parties.

Within our Credit and Other Investments segment, we facilitate consumer finance programs offered by our bank partner to originate consumer loans through multiple channels, including retail and healthcare point-of-sale (collectively "point-of-sale"), direct mail solicitation, digital marketing and through partner relationships. In the point-of-sale channel, we partner with retailers and service providers in various industries across the United States (“U.S.”) to enable them to provide credit to their customers for the purchase of goods and services. These services of our bank partner are often extended to consumers who may have been declined by other providers of credit. We specialize in supporting this “second look” credit service in various market segments across the U.S. Additionally, we support lenders who market general purpose credit cards directly to consumers (collectively, the “direct-to-consumer” operations) through multiple channels enabling them to reach consumers through a diverse origination platform. Using our infrastructure and technology platform, we also provide loan servicing, including risk management and customer service outsourcing, for third parties.

We also report within our Credit and Other Investments segment: 1) the servicing income from our legacy credit card receivables, 2) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and 3) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at cost. None of these companies are publicly-traded and there are no material pending liquidity events.

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

On March 13, 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). On March 11, 2021, the American Rescue Plan, a $1.9 trillion stimulus package that extended and expanded benefits provided under previous legislation, was signed into law. The impacts of the new law on the economy and our consumers is currently unknown.

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

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) a portion (those which are not part of our Fair Value Receivables) of our U.S. point-of-sale and direct-to-consumer financing and other credit products platform within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $50.5 million and $47.4 million for the three months ended March 31, 2021 and 2020, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

As of March 31, 2021 and December 31, 2020, the weighted average remaining accretion period for the $34.0 million and $39.5 million of deferred revenue reflected in the consolidated balance sheets was 15 months and 14 months, respectively. Included within deferred revenue, are merchant fees and discounts on purchased loans of $19.6 million and $28.2 million as of March 31, 2021 and December 31, 2020, respectively.

As a result of the recent COVID-19 pandemic and subsequent declaration of a national emergency by the President on March 13, 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. As of March 31, 2021 we continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers continues to be a diminishing part of our overall receivable base. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)
Provision for loan losses	(4.2)	(0.1)	0.2	(4.1)
Charge offs	19.0	0.6	7.3	26.9
Recoveries	(1.7)	(0.3)	(1.7)	(3.7)
Balance at end of period	$(75.1)	$(1.5)	$(29.3)	$(105.9)

As of March 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(75.1)	$(1.4)	$(29.3)	$(105.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$322.9	$94.1	$175.9	$592.9
Loans, interest and fees receivable individually evaluated for impairment	$—	$1.7	$—	$1.7
Loans, interest and fees receivable collectively evaluated for impairment	$322.9	$92.4	$175.9	$591.2

For the Three Months Ended March 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for loan losses	(51.0)	(0.8)	(15.5)	(67.3)
Charge offs	46.2	0.9	24.3	71.4
Recoveries	(2.3)	(0.3)	(2.1)	(4.7)
Balance at end of period	$(128.4)	$(1.8)	$(56.7)	$(186.9)

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(88.2)	$(1.4)	$(35.1)	$(124.7)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.3	$—	$2.3
Loans, interest and fees receivable collectively evaluated for impairment	$364.2	$90.9	$210.2	$665.3

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors we employ and through the sale of charged-off accounts to unrelated third-parties. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations. For the three months ended March 31, 2021, $2.4 million and $1.3 million of our recoveries noted above related to collections from third-party collectors we employ and sales of charged-off accounts to unrelated third-parties, respectively. For the three months ended March 31, 2020, $3.2 million and $1.5 million of our recoveries noted above related to collections from third-party collectors we employ and sales of charged-off accounts to unrelated third-parties, respectively.

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of March 31, 2021 and December 31, 2020 is as follows:

As of March 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.5	$4.6	$3.4	$15.5
60-89 days past due	5.0	1.8	2.2	9.0
90 or more days past due	21.2	1.7	6.8	29.7
Delinquent loans, interest and fees receivable, gross	33.7	8.1	12.4	54.2
Current loans, interest and fees receivable, gross	289.2	86.0	163.5	538.7
Total loans, interest and fees receivable, gross	$322.9	$94.1	$175.9	$592.9
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.1	$—	$1.1

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$12.4	$7.6	$5.1	$25.1
60-89 days past due	8.0	2.8	3.8	14.6
90 or more days past due	19.9	2.1	9.5	31.5
Delinquent loans, interest and fees receivable, gross	40.3	12.5	18.4	71.2
Current loans, interest and fees receivable, gross	323.9	80.7	191.8	596.4
Total loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

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

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021		December 31, 2020
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	11,488	31,184	12,394	37,784
Number of TDRs that have been re-aged	2,528	7,453	2,788	7,846
Amount of TDRs on non-accrual status (in thousands)	$13,539	$21,872	$14,537	$26,989
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$4,115	$6,387	$4,662	$6,890
Carrying value of TDRs (in thousands)	$9,372	$12,607	$9,583	$14,287
TDRs - Performing (carrying value, in thousands)*	$8,134	$11,500	$7,420	$11,855
TDRs - Nonperforming (carrying value, in thousands)*	$1,238	$1,107	$2,163	$2,432

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 51,424 and 43,466 accounts in the amount of $59.2 million and $55.3 million during the three month periods ended March 31, 2021 and March 31, 2020, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	March 31, 2021		March 31, 2020
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	2,448	6,304	3,310	4,740
Loan balance at time of charge off (in thousands)	$3,364	$5,553	$4,965	$4,695

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

Income Taxes

We experienced an effective tax rate of 15.0% for the three months ended March 31, 2021, compared to 19.3% for the three months ended March 31, 2020.

Our effective tax rate for the three months ended March 31, 2021 is below the statutory rate due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values, (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (3) our release of state tax valuation allowances. Partially offsetting such effects on our effective tax rate are (1) the effects of executive compensation deduction limits under Section 162(m) of the Internal Revenue Code of 1986, as amended, and (2) state and foreign income tax expense.

Our effective tax rate for the three months ended March 31, 2020 was below the statutory rate principally due to our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, the aforementioned being partially offset by state and foreign income tax expense during such period.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of operations. We likewise report within such line item the reversal of interest expense associated with our accrual liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three months ended March 31, 2021, and 2020.

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

Loss on repurchase of convertible senior notes

In periods where we repurchase outstanding convertible senior notes, we record any discount or premium paid for the repurchase (including accrued interest) relative to the amortized book value of the notes. In the three months ended March 31, 2021, we repurchased $14.7 million in face amount of our outstanding convertible senior notes for $18.6 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $7.8 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

Other non-operating revenue

Other non-operating revenue includes revenues associated with investments in equity method investees and other revenues not associated with our ongoing business operations.

Revenue from Contracts with Customers

Components (in thousands) of our revenue from contracts with customers is as follows:

	Credit and
For the Three Months Ended March 31, 2021	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,622	$—	$2,622
Servicing income	388	325	713
Service charges and other customer related fees	1,229	15	1,244
Total revenue from contracts with customers	$4,239	$340	$4,579

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Three Months Ended March 31, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,980	$—	$1,980
Servicing income	384	220	604
Service charges and other customer related fees	125	17	142
Total revenue from contracts with customers	$2,489	$237	$2,726

(1) Interchange revenue is presented net of customer reward expense.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10 and 2019-11) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019, the FASB issued ASU 2019-05, which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 (and ASU 2019-05) was initially effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The FASB recently delayed the effective date of this standard until annual and interim periods beginning after December 15, 2022 for non-accelerated and smaller reporting company filers, with early adoption permitted for smaller reporting companies (among others). We are currently in the process of reviewing accounting interpretations, including the recently added fair value option, expected data requirements and necessary changes to our loss estimation methods, processes and systems. This standard is expected to result in an increase to our allowance for loan losses for our amortized cost receivables given the change to expected losses for the estimated life of the financial asset. If the fair value option is elected for some or all of our eligible receivables, we would expect more potential volatility in the recorded value of the assets as these receivables are remeasured each period. The extent of the financial statement impact will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

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

We have evaluated subsequent events occurring after March 31, 2021, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry and manage our business through the following two reportable segments: Credit and Other Investments, and Auto Finance.

Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2021	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$94,110	$8,186	$102,296
Fees and related income on earning assets	37,003	17	37,020
Other revenue	4,238	341	4,579
Other non-operating revenue	835	5	840
Total revenue	136,186	8,549	144,735
Interest expense	(12,044)	(254)	(12,298)
Loss on repurchase of convertible senior notes	(7,807)	—	(7,807)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(4,007)	(128)	(4,135)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(27,491)	—	(27,491)
Net margin	$84,837	$8,167	$93,004
Income before income taxes	$49,304	$2,493	$51,797
Income tax expense	$(7,163)	$(607)	$(7,770)
Total assets	$1,117,215	$82,280	$1,199,495

Three Months Ended March 31, 2020	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$95,253	$7,894	$103,147
Fees and related income on earning assets	34,627	18	34,645
Other revenue	2,489	237	2,726
Other non-operating revenue	(13)	3	(10)
Total revenue	132,356	8,152	140,508
Interest expense	(13,175)	(409)	(13,584)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(66,530)	(806)	(67,336)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(15,191)	—	(15,191)
Net margin	$37,460	$6,937	$44,397
Income before income taxes	$5,067	$1,580	$6,647
Income tax expense	$(876)	$(409)	$(1,285)
Total assets	$891,748	$80,136	$971,884

4.	Shareholders’ Equity and Preferred Stock

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

During the three months ended March 31, 2021 and 2020, we repurchased and contemporaneously retired 9,928 and 74,724 shares of our common stock at an aggregate cost of $297,000 and $559,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at March 31, 2021 and December 31, 2020, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

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

Our equity-method investment outstanding at March 31, 2021 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	March 31, 2021	December 31, 2020
Loans, interest and fees receivables, at fair value	$1,718	$1,994
Total assets	$1,848	$2,105
Total liabilities	$9	$10
Members’ capital	$1,839	$2,095

	Three Months Ended March 31,
	2021	2020
Net margin	$55	$(61)
Net income	$29	$(99)
Net income attributable to our equity investment investee	$19	$(66)

6.	Fair Values of Assets and Liabilities

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2021 and December 31, 2020 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2021 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$520,556	$453,058
Loans, interest and fees receivable, at fair value	$—	$—	$481,434	$481,434

Assets – As of December 31, 2020 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$586,908	$503,139
Loans, interest and fees receivable, at fair value	$—	$—	$417,098	$417,098

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2021 and 2020:

	Loans, Interest and Fees Receivables, at Fair Value
	2021	2020
Balance at January 1,	$417,098	$4,386
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	(13,303)	(15,487)
Chargeoffs, net of recoveries	(14,316)	(266)
Purchases	250,469	102,485
Settlements	(211,065)	(13,765)
Finance and fees	52,551	12,041
Balance at March 31,	$481,434	$89,394

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2021 and December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at March 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$481,434	Discounted cash flows	Gross yield, net of finance charge charge-offs	22.7% to 52.7% (40.7%)
			Payment rate	4.6% to 11.9% (9.1%)
			Expected principal credit loss rate	3.4% to 30.0% (25.5%)
			Servicing rate	3.0% to 10.3% (4.1%)
			Discount rate	12.7% to 13.5% (13.2%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$417,098	Discounted cash flows	Gross yield, net of finance charge charge-offs	22.7% to 56.5% (43.3%)
			Payment rate	3.9% to 11.4% (8.5%)
			Expected principal credit loss rate	6.9% to 31.4% (24.8%)
			Servicing rate	2.9% to 14.2% (4.3%)
			Discount rate	12.8% to 13.5% (13.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2021 and December 31, 2020 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$814,940	$814,940
Amortizing debt facilities	$—	$—	$24,311	$24,311
Convertible senior notes	$—	$24,416	$—	$13,818
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$2,791	$2,791

Liabilities – As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$857,068	$857,068
Amortizing debt facilities	$—	$—	$25,542	$25,542
Convertible senior notes	$—	$41,284	$—	$24,386
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$2,919	$2,919

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2021 and 2020.

	Notes Payable Associated with Structured Financings, at Fair Value
	2021	2020
Balance at January 1,	$2,919	$3,920
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(128)	(562)
Repayments on outstanding notes payable, net	—	—
Balance at March 31,	$2,791	$3,358

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2021 and December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at March 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$2,791	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.0%
			Payment rate	4.6%
			Expected principal credit loss rate	7.5%
			Discount rate	13.2%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$2,919	Discounted cash flows	Gross yield, net of finance charge charge-offs	23.7%
			Payment rate	3.9%
			Expected principal credit loss rate	7.9%
			Discount rate	13.2%

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2021 and December 31, 2020 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2021	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$574	$593,129
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$538	$560,225
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$494	$480,940
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$2,023
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$9	$17,097

As of December 31, 2020	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$630	$515,434
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$589	$487,779
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$540	$416,558
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$1,847
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$12,972

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of March 31, 2021	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2020
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$2,791	$2,919

7.	Variable Interest Entities

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	March 31, 2021	December 31, 2020
Unrestricted cash and cash equivalents	$131.7	$96.6
Restricted cash and cash equivalents	29.0	70.2
Loans, interest and fees receivable, at fair value	424.5	374.2
Loans, interest and fees receivable, gross	489.0	560.2
Allowances for uncollectible loans, interest and fees receivable	(102.7)	(120.9)
Deferred revenue	(7.4)	(10.3)
Total Assets held by VIEs	$964.1	$970.0
Notes Payable, net held by VIEs	$781.0	$827.1
Notes Payable, at fair value held by VIEs	$2.8	$2.9
Maximum exposure to loss due to involvement with VIEs	$916.8	$864.4

8.	Leases

We have operating leases primarily associated with our corporate offices and regional service centers as well as for certain equipment. Our leases have remaining lease terms of 1 to 5 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods. Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space. The terms of the sublease arrangement generally coincide with the underlying lease. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating lease cost, gross	$1,726	$1,720
Sublease income	(1,293)	(1,285)
Net Operating lease cost	$433	$435
Cash paid under operating leases, gross	$2,584	$2,540

Weighted average remaining lease term - months	17
Weighted average discount rate	6.7%

As of March 31, 2021, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2021 (excluding the three months ended March 31, 2021)	$7,848	$(5,499)	$2,349
2022	4,632	(3,112)	1,520
2023	350	—	350
2024	156	—	156
2025	84	—	84
Thereafter	4	—	4
Total lease payments	13,074	(8,611)	4,463
Less imputed interest	(1,377)
Total	$11,697

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of March 31, 2021, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of March 31, 2021 and December 31, 2020 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2021	December 31, 2020

Revolving credit facilities at a weighted average interest rate equal to 5.0% as of March 31, 2021 (4.8% as of December 31, 2020) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $903.5 million as of March 31, 2021 ($943.6 million as of December 31, 2020)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2023) (1) (2) (3)	$37.6	$34.9
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2022) (2) (3) (4) (5)	—	50.0
Revolving credit facility, not to exceed $70.0 million (expiring February 8, 2022) (2) (3) (4) (5) (6)	5.8	5.8
Revolving credit facility, not to exceed $100.0 million (expiring October 15, 2022) (2) (3) (4) (5) (6)	10.0	10.0
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2021) (2) (3) (4) (5)	6.9	4.7
Revolving credit facility, not to exceed $100.0 million (expiring August 15, 2022) (2) (3) (4) (5) (6)	2.5	2.5
Revolving credit facility, not to exceed $200.0 million (expiring December 15, 2022) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $25.0 million (expiring April 21, 2023) (2) (3) (4) (5)	—	7.8
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $15.0 million (expiring February 15, 2024) (3) (4) (5)	10.0	—
Other facilities
Other debt with a weighted average interest rate equal to 2.7%	3.2	3.2
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Amortizing debt facility (expiring September 30, 2021) with a weighted average interest rate equal to 4.6% (2) (3) (4) (5)	3.7	5.0
Total notes payable before unamortized debt issuance costs and discounts	847.1	891.3
Unamortized debt issuance costs and discounts	(7.8)	(8.7)
Total notes payable outstanding, net	$839.3	$882.6

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of March 31, 2021, the LIBOR rate was 0.11% and the prime rate was 3.25%.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of March 31, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2022 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $37.6 million was drawn as of March 31, 2021). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of March 31, 2021, the borrowing limit was $55.0 million and the facility matures on November 1, 2023. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $5.8 million was outstanding as of March 31, 2021) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is fixed at 14.0%. The facility matures on February 8, 2022 and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facility also may be prepaid subject to payment of a prepayment or other fee.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $12.5 million was outstanding as of March 31, 2021) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.15% and LIBOR plus 4.875%, respectively. The facilities mature on October 15, 2022 and August 15, 2022, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of March 31, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2023 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $6.9 million was drawn as of March 31, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

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

In August 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. See Note 10, "Convertible Senior Notes" for additional information.

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit (of which $3.7 million was drawn as of March 31, 2021) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 4.5%. The facility matures on September 30, 2021 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

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

In January 2021, we (through a wholly owned subsidiary) entered a term facility with a $15.0 million revolving borrowing limit (of which $10.0 million was drawn as of March 31, 2021) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The facility matures on February 15, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

As of March 31, 2021, we were in compliance with the covenants underlying our various notes payable.

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2021 and December 31, 2020, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of March 31, 2021 and December 31, 2020, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of March 31, 2021 and December 31, 2020.

	Carrying Amounts at Fair Value as of
	March 31, 2021	December 31, 2020
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of March 31, 2021 ($101.3 million as of December 31, 2020) bearing interest at a weighted average 5.6% interest rate, based upon LIBOR, at March 31, 2021 (5.7% at December 31, 2020), which is secured by credit card receivables and restricted cash aggregating $2.8 million as of March 31, 2021 ($2.9 million as of December 31, 2020) in carrying amount	$2.8	$2.9

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $2.8 million in fair value of the structured financing facility indicated in the above table is $2.8 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at March 31, 2021.

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

In the three months ended March 31, 2021, we repurchased $14.7 million in face amount of our outstanding convertible senior notes for $18.6 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $7.8 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	March 31, 2021	December 31, 2020
Face amount of convertible senior notes	$19,113	$33,839
Discount	(5,295)	(9,453)
Net carrying value	$13,818	$24,386
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

During certain periods and subject to certain conditions, the remaining $19.1 million of outstanding convertible senior notes as of March 31, 2021 (as referenced in the table above) are convertible by holders into cash and, if applicable, shares of our common stock at an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes, subject to further adjustment; the conversion rate is based on an adjusted conversion price of $24.61 per share of common stock. Upon any conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of shares of common stock that any note holder may receive upon conversion is fixed at 40.63 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation. We are required to pay contingent interest on the notes during a 6-month period if the average trading price of the notes is above a specified level. Thus far we have not paid any contingent interest on these notes. In addition, holders of the notes may require us to repurchase the notes for cash upon certain specified events.

In conjunction with the offering of the convertible senior notes, we entered into a 30-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock. The obligations of Bear Stearns were assumed by JP Morgan in 2008. JP Morgan (as the guarantor of the obligation) is required to return the loaned shares to us at the end of the 30-year term of the share lending agreement or earlier upon the occurrence of specified events. Such events include the bankruptcy of JP Morgan, its failure to make payments when due, its failure to post collateral when required or return loaned shares when due, notice of its inability to perform obligations, or its untrue representations. If an event of default occurs, then the borrower (JP Morgan) may settle the obligation in cash. Further, in the event that JP Morgan’s credit rating falls below A/A2, it would be required to post collateral for the market value of the lent shares ($44.3 million based on the 1,459,233 shares remaining outstanding under the share lending arrangement as of March 31, 2021). JP Morgan has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us. We deem it highly remote that any event of default will occur and therefore cash settlement, while an option, is an unlikely scenario. We exclude the loaned shares from earnings per share computations.

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $1.8 billion at March 31, 2021. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit. We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2021, CAR had unfunded outstanding floor-plan financing commitments totaling $11.6 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $11.4 million remains pledged as of March 31, 2021 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2021, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We will accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program was $23.4 million as of March 31, 2021 (of which we have accrued $0.7 million as of March 31, 2021 based on current claims). We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future.

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

12.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income attributable to controlling interests	$44,075	$5,425
Preferred stock and preferred unit dividends and accretion	(4,687)	(2,759)
Net income attributable to common shareholders—basic	39,388	2,666
Effect of dilutive preferred stock dividends and accretion	592	597
Net income attributable to common shareholders—diluted	$39,980	$3,263
Denominator:
Basic (including unvested share-based payment awards) (1)	15,013	14,436
Effect of dilutive stock compensation arrangements and exchange of preferred stock	5,921	4,999
Diluted (including unvested share-based payment awards) (1)	20,934	19,435
Net income attributable to common shareholders per share—basic	$2.62	$0.18
Net income attributable to common shareholders per share—diluted	$1.91	$0.17

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 421,639 for the three months ended March 31, 2021, compared to 473,887 for the three months ended March 31, 2020.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares and 0.0 million shares from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, we included 4,000,000 shares and 3,175,474 shares, respectively, in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 4, "Shareholders' Equity and Preferred Stock", for a further discussion of these convertible securities.

For the three months ended March 31, 2021 and 2020, we included 0.1 million and 0.0 dilutive shares, respectively, in the diluted net income attributable to controlling interests per share of common stock calculations pursuant to our convertible senior notes. In future reporting periods during which our closing stock price is above the $24.61 conversion price for the convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of such notes is 0.8 million shares, which could be included in diluted share counts in net income per share of common stock calculations. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of March 31, 2021, 55,700 shares remained available for issuance under the ESPP and 1,598,878 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months ended March 31, 2021 and 2020.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2021 and 2020, we granted 33,276 and 58,248 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $0.9 million and $0.6 million, respectively. We incurred expenses of $0.2 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2021, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.2 million with a weighted-average remaining amortization period of 1.4 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. Options granted during 2021 were valued using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 5 years (which equals the expected term), volatility of 80.3% (based on the average of daily historical volatility using the expected term), and a risk-free rate of 0.80% (based on 5 year US Treasury securities). We had expense of $0.3 million and $0.1 million related to stock option-related compensation costs during the three months ended March 31, 2021 and 2020, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,423,466	$4.41
Issued	50,000	$31.54
Exercised	(494,900)	$3.43
Expired/Forfeited	(2,000)	$15.30
Outstanding at March 31, 2021	1,976,566	$5.34	1.7	$49,461,967
Exercisable at March 31, 2021	1,542,234	$3.49	1.3	$41,386,369

We had $2.1 million and $1.4 million of unamortized deferred compensation costs associated with unvested stock options as of March 31, 2021 and December 31, 2020, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2020, where certain terms have been defined.

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

Currently, within our Credit and Other Investments segment, we are applying the experiences gained and infrastructure built from servicing over $26 billion in consumer loans over our 24-year operating history to support lenders who originate a range of consumer loan products. These products include private label and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare point-of-sale (collectively "point-of-sale"), direct mail solicitation, online and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services and home-improvements. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. We specialize in supporting this “second-look” credit service. Our flexible technology platform allows our bank partners to integrate our paperless process and instant decisioning platform with the technology infrastructure of participating retailers and service providers. Using this technology platform and proprietary analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. By supporting a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

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

Additionally, we report within our Credit and Other Investments segment: (1) the income earned from an investment in an equity-method investee that holds credit card receivables for which we are the servicer; and (2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

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

Borrowers impacted by COVID-19 requesting hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, we anticipate that the elevated unemployment rate, while partially mitigated by the effects of government stimulus and relief measures (such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the American Rescue Plan), may result in increased portfolio credit losses in the future.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2021	2020	from 2020 to 2021
Total operating revenue	$143,895	$140,518	$3,377
Other non-operating revenue	840	(10)	850
Interest expense	(12,298)	(13,584)	1,286
Loss on repurchase of convertible senior notes	(7,807)	—	(7,807)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(4,135)	(67,336)	63,201
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(27,491)	(15,191)	(12,300)
Net margin	93,004	44,397	48,607
Operating expenses:
Salaries and benefits	8,239	7,510	(729)
Card and loan servicing	17,387	15,837	(1,550)
Marketing and solicitation	10,301	9,317	(984)
Depreciation	312	285	(27)
Other	4,968	4,801	(167)
Total operating expenses:	41,207	37,750	3,457

Net income	44,027	5,362	38,665
Net loss attributable to noncontrolling interests	48	63	(15)
Net income attributable to controlling interests	44,075	5,425	38,650
Net income attributable to controlling interests to common shareholders	39,388	2,666	36,722

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $911.7 million as of March 31, 2020 to $1,088.5 million as of March 31, 2021. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and the related economic impacts, we are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income and related fees for these operations throughout 2021. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. As discussed elsewhere in this Report, we have elected the fair value option to account for certain loan receivables associated with our point-of-sale and direct-to-consumer platform that are originated on or after January 1, 2020. As a result, annual fees and merchant fees that are charged upon the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period. This difference in recognition also served to increase our other fees on credit products (included as a component of "Fees and related income on earning assets" on our Consolidated Statements of Operations). Other revenue on our Consolidated Statements of Operations consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when our customer's cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee). Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience continued declines in this category of revenue relative to revenue earned in prior periods. The above discussions on expectations for finance, fee and other income are based on our current expectations. The unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term.

Loss on repurchase of convertible senior notes. In the three months ended March 31, 2021, we repurchased $14.7 million in face amount of our outstanding convertible senior notes for $18.6 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $7.8 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. We will continue to seek opportunities to repurchase our convertible senior notes.

Other non-operating revenue. Included within our Other non-operating income category is income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. In the three months ended March 31, 2021 we liquidated one of these investments, resulting in income of approximately $560,000. As previously discussed, these investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our point-of-sale and direct-to-consumer platform increased from $682.1 million as of March 31, 2020 to $781.0 million as of March 31, 2021. Despite, this increase, an overall decrease in the weighted average cost of funds, coupled with repurchases of our convertible senior notes, resulted in a year over year decline in interest expense. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We have experienced a period-over-period decrease in this category between the years ended March 31, 2020 and March 31, 2021 primarily reflecting: 1) the effects of our adoption of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020 which has resulted in a decline in the outstanding receivables subject to this provision and 2) the overall reduction in delinquencies associated with these receivables in part due to recent government stimulus programs, which have served to increase payments on outstanding receivables. This reduction in provision has been offset somewhat due to additional reserves associated with accounts that have been impacted due to COVID-19. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis. Given our adoption of fair value accounting for certain receivables acquired on or after January 1, 2020, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish, relative to levels experienced in prior periods, as the underlying receivables that continue to be recorded at net realizable value liquidate.

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

Total operating expense. Total operating expense variances for the three months ended March 31, 2020, relative to the three months ended March 31, 2021, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect some marginal increase in this cost for 2021 when compared to 2020 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses in the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables, which grew from $911.7 million outstanding to $1,088.5 million outstanding at March 31, 2020 and March 31, 2021, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout 2021. As our receivables have grown, we have significantly reduced our servicing costs per account, realizing greater economies of scale.

•

increases in marketing and solicitation costs for the three months ended March 31, 2021 primarily due to receivables growth associated with our direct-to-consumer and retail point-of-sale portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2021 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•

other expenses primarily relate to fixed costs associated with occupancy or other third party expenses that are largely fixed in nature. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

Income Taxes. We experienced an effective tax rate of 15.0% for the three months ended March 31, 2021, compared to 19.3% for the three months ended March 31, 2020.

Our effective tax rate for the three months ended March 31, 2021 is below the statutory rate due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values, (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (3) our release of state tax valuation allowances. Partially offsetting such effects on our effective tax rate are (1) the effects of executive compensation deduction limits under Section 162(m) of the Internal Revenue Code of 1986, as amended, and (2) state and foreign income tax expense.

Our effective tax rate for the three months ended March 31, 2020, was below the statutory rate principally due to our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, the aforementioned being partially offset by state and foreign income tax expense during such period.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of operations. We likewise report within such line item the reversal of interest expense associated with our accrual liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We have de minimis interest expense or reversals thereof during the three months ended March 31, 2021, and 2020.

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

We record (i) the finance charges, merchant fees and late fees assessed on our Credit and Other Investments segment receivables in the Revenue - Consumer loans, including past due fees category on our consolidated statements of operations, (ii) the annual, monthly maintenance, returned-check, cash advance and other fees in the Revenue - Fees and related income on earning assets category on our consolidated statements of operations, and (iii) the charge offs (and recoveries thereof) within our Provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations (for all credit product receivables other than those for which we have elected the fair value option) and within Changes in fair value of loans, interest and fees receivable and notes payable on our consolidated statements of operations (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value in our consolidated statements of operations.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2021	2020				2019
(in Millions)	Mar. 31 (1)	Dec. 31 (1)	Sept. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sept. 30	Jun. 30
Loans, interest and fees receivable, at fair value	$481.4	$417.1	$310.8	$177.9	$89.4	$4.4	$4.5	$4.9
Fair value mark against receivable (2)	$112.3	$99.0	$71.8	$42.7	$17.5	$2.0	$2.6	$2.9
Loans, interest and fees receivable, at face value	$593.7	$516.1	$382.6	$220.6	$106.9	$6.4	$7.1	$7.8

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

	At or for the Three Months Ended
	2021	2020				2019
(in Millions)	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Loans, interest and fees receivable, gross	$498.8	$574.3	$604.8	$679.6	$810.6	$908.4	$769.0	$602.3
Loans, interest and fees receivable, gross from fair value reconciliation above	593.7	516.1	382.6	220.6	106.9	6.4	7.1	7.8
Total managed receivables	$1,092.5	$1,090.4	$987.4	$900.2	$917.5	$914.8	$776.1	$610.1

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

	At or for the Three Months Ended
	2021	2020				2019
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Consumer loans, including past due fees	$94.1	$95.7	$95.6	$92.2	$95.3	$77.1	$62.7	$47.3
Fees and related income on earning assets	37.0	31.4	35.5	32.4	34.6	24.2	19.7	14.3
Other revenue	4.2	4.8	4.5	2.6	2.5	4.4	3.9	2.7
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(5.5)	(6.6)	(19.2)	(16.7)	(10.5)	—	—	—
Adjustments due to acceleration of annual fees recognition under fair value accounting	(4.6)	(1.1)	(7.8)	(6.2)	(8.6)	—	—	—
Removal of expense accruals under GAAP	0.2	(0.1)	(0.7)	(0.1)	1.4	—	—	—
Total managed yield	$125.4	$124.1	$107.9	$104.2	$114.7	$105.7	$86.3	$64.3

The calculation of Combined net charge offs used in our Combined net charge-off ratio, annualized is as follows (in millions):

	At or for the Three Months Ended
	2021	2020				2019
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$14.3	$8.6	$3.3	$0.4	$0.3	$0.2	$0.2	$0.2
Gross charge offs on non fair value accounts	26.3	30.6	54.3	71.8	70.5	49.9	34.8	34.2
Recoveries on non fair value accounts	(3.4)	(4.3)	(5.4)	(11.0)	(4.4)	(2.6)	(4.3)	(1.8)
Combined net charge-offs	$37.2	$34.9	$52.2	$61.2	$66.4	$47.5	$30.7	$32.6

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under “Collection Strategy” in Item 1, “Business” of our Annual Report on Form 10K for the year ended December 31, 2020.

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2021				2020
	Mar. 31				Dec. 31				Sept. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$593,703	$498,806	$1,092,509		$516,064	$574,309	$1,090,373		$382,580	$604,805	$987,385		$220,603	$679,593	$900,196
30 or more days past due	$46,150	$46,083	$92,233	8.4%	$43,881	$58,744	$102,625	9.4%	$20,238	$55,393	$75,631	7.7%	$8,974	$87,214	$96,188	10.7%
60 or more days past due	$35,132	$35,224	$70,356	6.4%	$29,794	$41,214	$71,008	6.5%	$12,844	$42,096	$54,940	5.6%	$5,913	$74,443	$80,356	8.9%
90 or more days past due	$25,732	$28,011	$53,743	4.9%	$19,498	$29,382	$48,880	4.5%	$8,355	$30,718	$39,073	4.0%	$3,029	$58,821	$61,850	6.9%
Averaged managed receivables			$1,091,441				$1,038,879				$943,791				$908,839
Total managed yield ratio, annualized (1)			46.0%				47.8%				45.7%				45.9%
Combined net charge-off ratio, annualized (2)			13.6%				13.4%				22.1%				26.9%

	At or for the Three Months Ended
	2020				2019
	Mar. 31				Dec. 31				Sept. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$106,899	$810,582	$917,481		$6,404	$908,424	$914,828		$7,070	$769,032	$776,102		$7,805	$602,326	$610,131
30 or more days past due	$1,322	$145,260	$146,582	16.0%	$427	$139,661	$140,088	15.3%	$419	$99,524	$99,943	12.9%	$380	$69,686	$70,066	11.5%
60 or more days past due	$221	$113,536	$113,757	12.4%	$314	$103,870	$104,184	11.4%	$281	$71,374	$71,655	9.2%	$260	$49,649	$49,909	8.2%
90 or more days past due	$155	$82,501	$82,656	9.0%	$221	$73,868	$74,089	8.1%	$185	$47,358	$47,543	6.1%	$186	$35,147	$35,333	5.8%
Averaged managed receivables			$916,155				$845,465				$693,117				$545,529
Total managed yield ratio, annualized (1)			50.1%				50.0%				49.8%				47.1%
Combined net charge-off ratio, annualized (2)			29.0%				22.5%				17.7%				23.9%

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

The following table presents additional trends and data with respect to our point-of-sale (“Retail”) and direct-to-consumer (“Direct”) receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2021				2020
	Mar. 31				Dec. 31				Sept. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$384,220	$175,786	$560,006		$334,342	$209,878	$544,220		$260,338	$233,605	$493,943		$156,466	$274,652	$431,118
30 or more days past due	$23,254	$12,396	$35,650	6.4%	$24,151	$18,400	$42,551	7.8%	$12,339	$18,282	$30,621	6.2%	$5,394	$26,795	$32,189	7.5%
60 or more days past due	$17,317	$9,010	$26,327	4.7%	$16,102	$13,290	$29,392	5.4%	$7,299	$13,312	$20,611	4.2%	$3,705	$21,918	$25,623	5.9%
90 or more days past due	$12,681	$6,810	$19,491	3.5%	$10,807	$9,490	$20,297	3.7%	$4,517	$9,478	$13,995	2.8%	$2,014	$17,176	$19,190	4.5%
Average APR			19.7%				19.7%				19.0%				19.8%
Receivables purchased during period			$157,607				$152,855				$170,232				$141,094

	Retail - At or for the Three Months Ended
	2020				2019
	Mar. 31				Dec. 31				Sept. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$72,803	$333,299	$406,102		$—	$397,691	$397,691		$—	$365,652	$365,652		$—	$308,382	$308,382
30 or more days past due	$962	$48,395	$49,357	12.2%	$—	$52,777	$52,777	13.3%	$—	$42,318	$42,318	11.6%	$—	$31,988	$31,988	10.4%
60 or more days past due	$-	$37,657	$37,657	9.3%	$—	$38,728	$38,728	9.7%	$—	$29,980	$29,980	8.2%	$—	$22,375	$22,375	7.3%
90 or more days past due	$-	$27,674	$27,674	6.8%	$—	$27,225	$27,225	6.8%	$—	$20,307	$20,307	5.6%	$—	$15,444	$15,444	5.0%
Average APR			21.3%				22.1%				22.5%				24.0%
Receivables purchased during period			$110,479				$116,327				$133,528				$123,533

	Direct - At or for the Three Months Ended
	2021				2020
	Mar. 31				Dec. 31				Sept. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$205,474	$323,020	$528,494		$177,281	$364,431	$541,712		$117,379	$371,200	$488,579		$59,026	$404,941	$463,967
30 or more days past due	$22,743	$33,687	$56,430	10.7%	$19,556	$40,344	$59,900	11.1%	$7,730	$37,111	$44,841	9.2%	$3,351	$60,419	$63,770	13.7%
60 or more days past due	$17,713	$26,214	$43,927	8.3%	$13,571	$27,924	$41,495	7.7%	$5,429	$28,784	$34,213	7.0%	$2,023	$52,525	$54,548	11.8%
90 or more days past due	$12,988	$21,201	$34,189	6.5%	$8,616	$19,892	$28,508	5.3%	$3,756	$21,240	$24,996	5.1%	$889	$41,645	$42,534	9.2%
Average APR			26.3%				26.6%				26.1%				24.6%
Receivables purchased during period			$174,792				$190,596				$174,768				$117,367

	Direct - At or for the Three Months Ended
	2020				2019
	Mar. 31				Dec. 31				Sept. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$28,332	$477,283	$505,615		$—	$510,733	$510,733		$—	$403,380	$403,380		$—	$293,944	$293,944
30 or more days past due	$31	$96,865	$96,896	19.2%	$—	$86,884	$86,884	17.0%	$—	$57,206	$57,206	14.2%	$—	$37,698	$37,698	12.8%
60 or more days past due	$—	$75,879	$75,879	15.0%	$—	$65,142	$65,142	12.8%	$—	$41,394	$41,394	10.3%	$—	$27,274	$27,274	9.3%
90 or more days past due	$—	$54,827	$54,827	10.8%	$—	$46,643	$46,643	9.1%	$—	$27,051	$27,051	6.7%	$—	$19,703	$19,703	6.7%
Average APR			26.1%				27.0%				28.2%				28.5%
Receivables purchased during period			$127,825				$195,243				$174,026				$123,776

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $176.8 million in net receivables growth associated with the point-of-sale and direct-to-consumer products offered by our bank partners between March 2020 and March 2021. The addition of large point-of-sale retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our point-of-sale receivables by $153.9 million and $150.2 million in the three months ended March 31, 2021 and 2020, respectively. Our direct-to-consumer acquisitions grew by over $22.9 million and $289.3 million, net during the three months ended March 31, 2021 and 2020, respectively. Declines in the pace of receivables growth for our direct-to-consumer receivables were largely driven by reduced consumer demand for general-purpose card products coupled with higher payments on outstanding amounts largely as a result of the various government stimulus programs in effect. We have noted recent recoveries in consumer spending behavior and increased demand for general-purpose credit products, that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue through the remainder of the year (absent further unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale origination platform, the timing and size of solicitations within the direct-to-consumer platform by our bank partner, as well as purchase activity of consumers. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 60% of the above referenced Retail period-end managed receivables outstanding as of March 31, 2021.

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

As we continue to acquire newer point-of-sale and direct-to-consumer receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts as well as recent government stimulus efforts. The aforementioned positive impacts related to recent government stimulus programs have served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderate, with no further government stimulus programs or other interventions, we expect increased overall delinquency rates when compared to prior periods, as the existing receivables mature through their peak charge-off periods. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. As of March 31, 2021 we continue to actively work with consumers that indicate hardship as a result of COVID-19, however, the number of impacted consumers continues to be a diminishing part of our overall receivable base. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims. Nearly all of these customers are considered current and thus not included as delinquent receivables. The exclusion of these accounts has resulted in lower delinquency rates than we would otherwise expect. Given this, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total managed yield ratio, annualized. We continue to experience growth in newer, higher yielding receivables, including direct-to-consumer receivables and our point-of-sale receivables. While this growth has contributed to consistently higher total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of recent government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. Direct-to-consumer receivables tend to have higher total yields than point-of-sale receivables, so declines in the growth of our managed receivables that includes direct-to-consumer receivables has contributed to slightly lower total managed yield ratios for 2021 and 2020 when compared to comparable periods in 2019. Additionally, lower delinquencies (and thus associated fee billings) noted during 2020 (and continuing in the first quarter of 2021), in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables, contributed to an overall lower total managed yield ratio. Our fourth, third, and second quarter 2019 total managed yield ratios exclude the impacts of $37.8 million, $26.7 million and $26.0 million, respectively, associated with reductions in reserves associated with one of our portfolios.

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

Growth within our direct-to-consumer receivables (as a percent of outstanding receivables) has resulted in increases in our charge-off rates over time. The combined net charge-off ratio in the third quarter of 2019 reflects the positive impacts of a bulk sale of charged off receivables. Absent this sale, the combined net charge-off ratio would have been 18.6%. The first and second quarters 2020 combined net charge-off ratios reflect receivable growth during 2019 reaching peak charge-off during those periods. Slightly offsetting the combined net charge-off ratio in the second quarter of 2020 are the positive impacts of a bulk sale of charged off receivables in that period. Absent this sale, the combined net charge-off ratio would have been 29.1%. Improvements in our delinquency rates throughout 2020 as a result of the increases in customer payments noted during 2020 were fully realized in the fourth quarter of 2020 and continue in the first quarter of 2021. As we continue to experience lower than expected delinquency rates, we expect these improvements will continue to result in lower combined net charge-off rates, when compared to comparable prior periods for the first few quarters of 2021.

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

Collectively, as of March 31, 2021, we served more than 600 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2021	2020				2019
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Consumer loans, including past due fees	$8.2	$8.0	$8.0	$7.9	$7.9	$7.9	$7.9	$7.9
Other revenue	0.3	0.3	0.3	0.3	0.2	0.2	0.2	0.3
Total managed yield	$8.5	$8.3	$8.3	$8.2	$8.1	$8.1	$8.1	$8.2

The calculation of Combined net charge offs used in our Combined net charge-off ratio follows (in millions):

	At or for the Three Months Ended
	2021	2020				2019
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Gross charge offs	$0.6	$0.7	$0.6	$0.8	$0.9	$1.2	$1.0	$1.5
Recoveries	(0.3)	(0.3)	(0.3)	(0.2)	(0.3)	(0.3)	(0.4)	(0.4)
Combined net charge-offs	$0.3	$0.4	$0.3	$0.6	$0.6	$0.9	$0.6	$1.1

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2021		2020								2019
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables	$94,128		$93,247		$90,514		$89,637		$90,226		$89,785		$89,451		$89,490
30 or more days past due	$8,088	8.6%	$12,580	13.5%	$10,120	11.2%	$9,866	11.0%	$11,261	12.5%	$13,647	15.2%	$12,984	14.5%	$11,930	13.3%
60 or more days past due	$3,529	3.7%	$4,942	5.3%	$4,101	4.5%	$3,959	4.4%	$4,519	5.0%	$5,581	6.2%	$5,322	5.9%	$4,796	5.4%
90 or more days past due	$1,693	1.8%	$2,141	2.3%	$1,865	2.1%	$2,029	2.3%	$2,452	2.7%	$2,573	2.9%	$2,814	3.1%	$2,306	2.6%
Average managed receivables	$93,688		$91,881		$90,076		$89,932		$90,006		$89,618		$89,471		$89,849
Total managed yield ratio, annualized (1)	36.3%		36.1%		36.9%		36.5%		36.0%		36.2%		36.2%		36.5%
Combined net charge-off ratio, annualized (2)	1.3%		1.7%		1.3%		2.7%		2.7%		4.0%		2.7%		4.9%
Recovery ratio, annualized (3)	1.3%		1.3%		1.3%		0.9%		1.3%		1.3%		1.8%		1.8%

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

Managed receivables. Absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for 2021 when compared to the same periods in prior years in both the U.S. and U.S. territories as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. Included in the fourth quarter of 2020 was an unplanned bulk purchase of receivables that increased our period over period growth and kept receivables levels higher in the first quarter of 2021 when compared to the first quarter of 2020. While we continually evaluate bulk purchases of receivables, the timing and size of the purchases are difficult to predict. Although receivable levels in each period of 2020 were roughly equal to those in 2019 (with the exception of the fourth quarter of 2020), this primarily reflects strong customer payments throughout 2020 offsetting receivables growth when compared to the same periods of 2019.

Delinquencies. Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first quarter of 2021 and in 2020 periods (when compared to the same periods in 2019) due to stronger than anticipated customer payment behavior. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. As discussed, elsewhere in this Report, recent delinquency rates have benefitted from government stimulus programs that have resulted in customer payments in excess of historical experience. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

Total managed yield ratio, annualized. We have experienced modest fluctuations in our total managed yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter term product offerings tend to have higher yields. Yields on our CAR products over the last few quarters are consistent with our expectations. Further, we expect our total managed yield ratio to remain in line with current experience, with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter. These variations would be based on the relative mix of receivables in our various product offerings. Additionally, our product offerings in the U.S. territories tend to have slightly lower yields than those offered in the U.S. As such, growth in that region also will serve to slightly depress our overall total managed yield ratio, yet we expect growth in that region to continue to generate attractive returns on assets.

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

Definitions of Certain Non-GAAP Financial Measures

Total managed yield ratio, annualized. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our consolidated statements of income. The denominator used represents our average managed receivables.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of March 31, 2021 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring February 8, 2022) that is secured by certain receivables and restricted cash	$5.8
Revolving credit facility (expiring July 15, 2021) that is secured by certain receivables and restricted cash	6.9
Revolving credit facility (expiring August 15, 2022) that is secured by certain receivables and restricted cash	2.5
Amortizing debt facility (expiring September 30, 2021) that is secured by certain receivables and restricted cash	3.7
Revolving credit facility (expiring October 15, 2022) that is secured by certain receivables and restricted cash	10.0
Total	$28.9

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

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes (of which $5.8 million was outstanding as of March 31, 2021) to an unaffiliated third party pursuant to a facility that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are fixed at 14.0%.

In June 2018 and again in November 2018, we (through a wholly owned subsidiary) expanded the above mentioned program to sell up to an additional $100.0 million of notes ($200.0 million in total notes through the June and November 2018 expansions) which are secured by the receivables and other assets of the trust (of which $12.5 million was outstanding as of March 31, 2021) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.15% and LIBOR plus 4.875%, respectively.

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

At March 31 2021, we had $203.1 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended March 31, 2021 and 2020 are as follows:

•

During the three months ended March 31, 2021, we generated $52.8 million of cash flows from operations compared to our generating $34.9 million of cash flows from operations during the three months ended March 31, 2020. The increase in cash provided by operating activities was principally related to increases in finance and fee collections associated with growing point-of-sale and direct-to-consumer receivables.

•

During the three months ended March 31, 2021, we used $2.2 million of cash in our investing activities, compared to use of $44.7 million of cash in investing activities during the three months ended March 31, 2020. This decrease in cash used is primarily due to significant decreases in the level of net investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2020 primarily due to strong customer payments noted in the first quarter of 2021. While we are seeing some increases in consumer spending behavior offset by strong consumer payments, the impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the three months ended March 31, 2021, we used $66.1 million of cash in financing activities, compared to our generating $36.3 million of cash in financing activities during the three months ended March 31, 2020. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Also included in cash used for financing activities for 2021, is the repurchase of $14.7 million in face amount of our outstanding convertible senior notes for $18.6 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $7.8 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Further, on March 30, 2020, a wholly-owned subsidiary issued 50.0 million Class B preferred units at a purchase price of $1.00 per unit.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in point-of-sale and direct-to-consumer finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our convertible senior notes and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2022. As of March 31, 2021, we were authorized to repurchase a remaining 4,919,827 shares under this share repurchase plan.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur; we refer to these arrangements as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 11, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters. .

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

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the three months ended March 31, 2021 and 2020, we received $96,781 and $73,224, respectively, of reimbursed costs from HBR associated with these leased employees.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; changes in the credit quality and fair value of our credit card loans, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare point-of-sale (collectively "point-of-sale") finance operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our point-of-sale finance operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; the results associated with our equity-method investee; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	the availability of adequate financing to support growth;
•	the extent to which federal, state and local governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	impacts due to delays or interruptions associated with ongoing system conversions;
•	the adequacy of our allowances for uncollectible loans, interest and fees receivable and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	the duration and magnitude of the impact of the COVID-19 pandemic on credit usage, payment patterns and the capital markets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent growth of our investments in point-of-sale finance and direct-to-consumer receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for point-of-sale finance and direct-to-consumer receivables grew to $1,088.5 million at Match 31, 2021 from $911.7 million March 31, 2020. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

In the past, we have not paid cash dividends on our common stock on a regular basis, and an increase in the market price of our common stock, if any, may be the sole source of gain on your investment. With the exception of dividends payable on our Series A Convertible Preferred Stock, we currently plan to retain any future earnings for use in the operation and expansion of our business and may not pay any dividends on our common stock in the foreseeable future. The declaration and payment of all future dividends on our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Any decision by our board of directors to declare and pay dividends in the future will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions on dividends imposed by the document governing the terms of the Series A Convertible Preferred Stock and other factors that our board of directors may deem relevant. Consequently, appreciation in the market price of our common stock, if any, may be the sole source of gain on your investment for the foreseeable future.

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

As of March 31, 2021, Atlanticus Holdings Corporation had outstanding: $830.6 million of secured indebtedness, which would rank senior in right of payment to the convertible senior notes; $63.5 million of senior unsecured indebtedness in addition to the convertible senior notes that would rank equal in right of payment to the convertible senior notes; and no subordinated indebtedness. Included in senior secured indebtedness are certain guarantees we have executed in favor of our subsidiaries. For more information on our outstanding indebtedness, See Note 9, “Notes Payable,” to our consolidated financial statements included herein.

Our convertible senior notes are junior to the indebtedness of our subsidiaries. Our convertible senior notes are structurally subordinated to the existing and future claims of our subsidiaries’ creditors. Holders of the convertible senior notes are not creditors of our subsidiaries. Any claims of holders of the convertible senior notes to the assets of our subsidiaries derive from our own equity interests in those subsidiaries. Claims of our subsidiaries’ creditors will generally have priority as to the assets of our subsidiaries over our own equity interest claims and will therefore have priority over the holders of the convertible senior notes. Consequently, the convertible senior notes are effectively subordinate to all liabilities, whether or not secured, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries’ creditors also may include general creditors and taxing authorities. As of March 31, 2021, our subsidiaries had total liabilities of approximately $874.1 million (including the $830.6 million of senior secured indebtedness mentioned above), excluding intercompany indebtedness. In addition, in the future, we may decide to increase the portion of our activities that we conduct through subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31	2,359	$23.94	—	4,919,827
February 1 - February 28	594	$32.38	—	4,919,827
March 1 - March 31	6,975	$31.79	—	4,919,827
Total	9,928	$29.96	—	4,919,827

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 9,928 such shares returned to us during the three months ended March 31, 2021.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2022.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

Dividends

In the past, we have occasionally returned cash to holders of our common stock through repurchases and have not paid cash dividends to holders of our common stock on a regular basis.  As we continue to pursue our growth strategy, we will assess our cash flow, the long-term capital needs of our business and other uses of cash, such as repurchases of our convertible senior notes.  Payment of any cash dividends in the future will depend upon, among other things, our results of operations, financial condition, cash requirements and contractual restrictions.  Furthermore, dividends on our Series A Convertible Preferred Stock are payable in preference to any common stock dividends.  For additional information, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
10.1	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and David G. Hanna	Filed herewith
10.2	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and Jeffrey A. Howard	Filed herewith
10.3	Outside Director Compensation Package	Filed herewith
10.4	Amended and Restated Consultant Agreement, dated May 1, 2020, between Atlanticus Services Corporation and Denise M. Harrod	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

May 14, 2021	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)