Form 10-Q
period 2021-06-30
Atlanticus Holdings Corp
filed 2021-08-13
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

of

ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-53717

Five Concourse Parkway, Suite 300

Atlanta, Georgia 30328

(770) 828-2000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the "Act")

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, no par value per share	ATLC	NASDAQ Global Select Market
Series B Preferred Stock, no par value per share	ATLCP	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b- 2).    ☐  Yes    ☒  No

As of August 9, 2021, 16,543,973 shares of common stock, no par value, of Atlanticus were outstanding, including 1,459,233 loaned shares to be returned.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2021	2020

Assets
Unrestricted cash and cash equivalents (including $156.9 million and $96.6 million associated with variable interest entities at June 30, 2021 and December 31, 2020, respectively)	$265,869	$178,102
Restricted cash and cash equivalents (including $49.8 million and $70.2 million associated with variable interest entities at June 30, 2021 and December 31, 2020, respectively)	67,884	80,859
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $587.6 million and $374.2 million associated with variable interest entities at June 30, 2021 and December 31, 2020, respectively)	644,739	417,098
Loans, interest and fees receivable, gross (including $445.5 million and $560.2 million associated with variable interest entities at June 30, 2021 and December 31, 2020, respectively)	547,355	667,556
Allowances for uncollectible loans, interest and fees receivable (including $92.2 million and $120.9 million associated with variable interest entities at June 30, 2021 and December 31, 2020, respectively)	(95,183)	(124,961)
Deferred revenue (including $6.7 million and $10.3 million associated with variable interest entities at June 30, 2021 and December 31, 2020, respectively)	(31,344)	(39,456)
Net loans, interest and fees receivable	1,065,567	920,237
Property at cost, net of depreciation	1,704	2,240
Investments in equity-method investee	1,033	1,415
Operating lease right-of-use assets	6,970	9,181
Prepaid expenses and other assets	10,824	15,180
Total assets	$1,419,851	$1,207,214
Liabilities
Accounts payable and accrued expenses	$38,656	$41,731
Operating lease liabilities	9,712	13,776
Notes payable, net (including $911.8 million and $827.1 million associated with variable interest entities at June 30, 2021 and December 31, 2020, respectively)	966,566	882,610
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	2,562	2,919
Convertible senior notes	9,226	24,386
Income tax liability	37,211	25,932
Total liabilities	1,063,933	991,354

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at June 30, 2021 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2020 (Note 4) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,500	99,350

Shareholders' Equity
Series B preferred stock, no par value, 2,800,000 shares issued and outstanding at June 30, 2021 and 0 shares issued and outstanding at December 31, 2020 (liquidation preference - $70.0 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 16,638,161 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at June 30, 2021; and 16,115,353 shares issued and outstanding (including 1,459,233 loaned shares to be returned) at December 31, 2020	—	—
Paid-in capital	254,001	194,950
Retained deficit	(36,715)	(117,666)
Total shareholders’ equity	217,286	77,284
Noncontrolling interests	(868)	(774)
Total equity	216,418	76,510
Total liabilities, preferred stock and shareholders' equity	$1,419,851	$1,207,214

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Consumer loans, including past due fees	$122,654	$100,112	$224,950	$203,259
Fees and related income on earning assets	49,553	32,399	86,573	67,044
Other revenue	7,312	2,910	11,891	5,636
Total operating revenue	179,519	135,421	323,414	275,939
Other non-operating revenue	2,586	325	3,426	315
Total revenue	182,105	135,746	326,840	276,254

Interest expense	(13,790)	(12,252)	(26,088)	(25,836)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(11,096)	(32,530)	(15,231)	(99,866)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(58,763)	(25,667)	(86,254)	(40,858)
Net margin	98,456	65,297	199,267	109,694

Operating expense:
Salaries and benefits	7,883	6,508	16,122	14,018
Card and loan servicing	18,212	15,601	35,599	31,438
Marketing and solicitation	13,678	10,190	23,979	19,507
Depreciation	320	320	632	605
Other	5,972	4,586	10,940	9,387
Total operating expense	46,065	37,205	87,272	74,955
Loss on repurchase of convertible senior notes	5,448	—	13,255	—
Income before income taxes	46,943	28,092	98,740	34,739
Income tax expense	(10,117)	(4,975)	(17,887)	(6,260)
Net income	36,826	23,117	80,853	28,479
Net loss attributable to noncontrolling interests	50	48	98	111
Net income attributable to controlling interests	36,876	23,165	80,951	28,590
Preferred dividends and discount accretion	(4,738)	(4,736)	(9,425)	(7,495)
Net income attributable to common shareholders	$32,138	$18,429	$71,526	$21,095
Net income attributable to common shareholders per common share—basic	$2.12	$1.28	$4.74	$1.46
Net income attributable to common shareholders per common share—diluted	$1.56	$0.93	$3.47	$1.12

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

For the Three and Six Months Ended June 30, 2021 and June 30, 2020

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2020	$—	$—	16,115,353	$—	$194,950	$(117,666)	$(774)	$76,510	$99,350	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,612)	—	—	(4,612)	—	—
Stock option exercises and proceeds related thereto	—	—	494,900	—	1,696	—	—	1,696	—	—
Compensatory stock issuances, net of forfeitures	—	—	39,942	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	—	—	545	—	—	545	—	—
Redemption and retirement of shares	—	—	(9,928)	—	(297)	—	—	(297)	—	—
Net income	—	—	—	—	—	44,075	(48)	44,027	—	—
Balance at March 31, 2021	$—	$—	16,640,267	$—	$192,207	$(73,591)	$(822)	$117,794	$99,425	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,663)	—	—	(4,663)	—	—
Stock option exercises and proceeds related thereto	—	—	833	—	1	—	—	1	—	—
Compensatory stock issuances, net of forfeitures	—	—	5,808	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	2,800,000	—	—	—	66,148	—	—	66,148	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Deferred stock-based compensation costs	—	—	—	—	687	—	—	687	—	—
Redemption and retirement of shares	—	—	(8,747)	—	(304)	—	—	(304)	—	—
Net income	—	—	—	—	—	36,876	(50)	36,826	—	—
Balance at June 30, 2021	2,800,000	$—	16,638,161	$—	$254,001	$(36,715)	$(868)	$216,418	$99,500	$40,000

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2019	—	$—	15,885,314	$—	$212,692	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(2,684)	—	—	(2,684)	—	—
Stock option exercises and proceeds related thereto	—	—	2,000	—	6	—	—	6	—	—
Compensatory stock issuances, net of forfeitures	—	—	64,915	—	—	—	—	—	—	—
Contributions by preferred unit holders	—	—	—	—	—	—	—	—	50,000	—
Deferred stock-based compensation costs	—	—	—	—	368	—	—	368	—	—
Redemption and retirement of shares	—	—	(74,724)	—	(559)	—	—	(559)	—	—
Comprehensive income	—	—	—	—	—	5,425	(63)	5,362	—	—
Balance at March 31, 2020	—	$—	15,877,505	$—	$209,748	$(206,361)	$(634)	$2,753	$99,125	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,661)	—	—	(4,661)	—	—
Stock option exercises and proceeds related thereto	—	—	37,667	—	114	—	—	114	—	—
Deferred stock-based compensation costs	—	—	—	—	281	—	—	281	—	—
Redemption and retirement of shares	—	—	(10,999)	—	(112)	—	—	(112)	—	—
Comprehensive income	—	—	—	—	—	23,165	(48)	23,117	—	—
Balance at June 30, 2020	—	$—	15,904,173	$—	$205,295	$(183,196)	$(682)	$21,417	$99,200	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$80,853	$28,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,727	3,955
Provision for losses on loans, interest and fees receivable	15,231	99,866
Interest expense from accretion of discount on notes	435	288
Income from accretion of merchant fees and discount associated with receivables purchases	(50,410)	(66,526)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	86,254	40,858
Amortization of deferred loan costs	2,934	2,583
Income from equity-method investments	(8)	(13)
Loss on repurchase of convertible senior notes	13,255	—
Deferred stock-based compensation costs	1,232	649
Lease liability payments	(5,202)	(5,101)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(36,636)	(19,847)
Increase in income tax liability	11,279	5,984
Decrease in accounts payable and accrued expenses	(769)	(10,605)
Other	4,346	3,389
Net cash provided by operating activities	124,521	83,959

Investing activities
Proceeds from equity-method investee	390	546
Proceeds from recoveries on charged off receivables	6,626	8,891
Investments in earning assets	(895,287)	(570,651)
Proceeds from earning assets	728,533	494,474
Purchases and development of property, net of disposals	(95)	(714)
Net cash used in investing activities	(159,833)	(67,454)

Financing activities
Noncontrolling interests contributions	4	50,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	66,148	—
Preferred dividends	(9,325)	(4,187)
Proceeds from exercise of stock options	1,697	121
Purchase and retirement of outstanding stock	(601)	(671)
Proceeds from borrowings	430,534	104,209
Repayment of borrowings	(378,363)	(164,284)
Net cash provided by (used in) financing activities	110,094	(14,812)
Effect of exchange rate changes on cash	10	(44)
Net increase in cash and cash equivalents	74,792	1,649
Cash and cash equivalents and restricted cash at beginning of period	258,961	176,394
Cash and cash equivalents and restricted cash at end of period	$333,753	$178,043
Supplemental cash flow information
Cash paid for interest	$23,146	$23,802
Net cash income tax payments	$6,608	$276
(Decrease) increase in accrued and unpaid preferred dividends	$(50)	$3,158

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

On March 13, 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). On March 11, 2021, the American Rescue Plan, a $1.9 trillion stimulus package that extended and expanded benefits provided under previous legislation, was signed into law. The long-term impacts of the new law on the economy and our consumers is currently unknown.

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

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) a portion (those which are not part of our Fair Value Receivables) of our U.S. point-of-sale and direct-to-consumer financing and other credit products platform within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $47.8 million, $98.3 million, $45.2 million and $92.6 million for the three and six months ended June 30, 2021 and 2020, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

As of June 30, 2021 and  December 31, 2020, the weighted average remaining accretion period for the $31.3 million and $39.5 million of deferred revenue reflected in the consolidated balance sheets was 15 months and 14 months, respectively. Included within deferred revenue, are merchant fees and discounts on purchased loans of $24.1 million and $28.2 million as of June 30, 2021 and  December 31, 2020, respectively.

As a result of the recent COVID-19 pandemic and subsequent declaration of a national emergency on March 13, 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through June 30, 2021 we continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers continues to be a diminishing part of our overall receivable base. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(75.1)	$(1.5)	$(29.3)	$(105.9)
Provision for loan losses	(11.0)	0.2	(0.3)	(11.1)
Charge offs	21.2	0.2	6.4	27.8
Recoveries	(3.1)	(0.3)	(2.6)	(6.0)
Balance at end of period	$(68.0)	$(1.4)	$(25.8)	$(95.2)

For the Six Months Ended June 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)
Provision for loan losses	(15.2)	0.1	(0.1)	(15.2)
Charge offs	40.2	0.8	13.7	54.7
Recoveries	(4.8)	(0.6)	(4.3)	(9.7)
Balance at end of period	$(68.0)	$(1.4)	$(25.8)	$(95.2)

As of June 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(68.0)	$(1.3)	$(25.8)	$(95.1)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$299.2	$93.2	$155.0	$547.4
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.2	$—	$0.2
Loans, interest and fees receivable collectively evaluated for impairment	$299.2	$93.0	$155.0	$547.2

For the Three Months Ended June 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(128.4)	$(1.8)	$(56.7)	$(186.9)
Provision for loan losses	(30.2)	(0.6)	(1.7)	(32.5)
Charge offs	48.8	0.8	22.9	72.5
Recoveries	(2.7)	(0.2)	(8.3)	(11.2)
Balance at end of period	$(112.5)	$(1.8)	$(43.8)	$(158.1)

For the Six Months Ended June 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for loan losses	(81.2)	(1.4)	(17.3)	(99.9)
Charge offs	95.0	1.7	47.3	144.0
Recoveries	(5.0)	(0.5)	(10.4)	(15.9)
Balance at end of period	$(112.5)	$(1.8)	$(43.8)	$(158.1)

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(88.2)	$(1.4)	$(35.1)	$(124.7)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.3	$—	$2.3
Loans, interest and fees receivable collectively evaluated for impairment	$364.2	$90.9	$210.2	$665.3

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors we employ and through the sale of charged-off accounts to unrelated third-parties. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations. For the three and six months ended June 30, 2021, $2.7 million and $5.1 million, respectively, of our recoveries noted above related to collections from third-party collectors we employ and $3.3 million and $4.6 million, respectively, related to sales of charged-off accounts to unrelated third-parties. For the three and months ended June 30, 2020, $3.8 million and $7.0 million, respectively, of our recoveries noted above related to collections from third-party collectors we employ and $7.4 million and $8.9 million, respectively, related to sales of charged-off accounts to unrelated third-parties.

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of June 30, 2021 and  December 31, 2020 is as follows:

As of June 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$10.4	$5.6	$5.0	$21.0
60-89 days past due	13.3	1.7	5.5	20.5
90 or more days past due	21.2	1.2	7.9	30.3
Delinquent loans, interest and fees receivable, gross	44.9	8.5	18.4	71.8
Current loans, interest and fees receivable, gross	254.3	84.7	136.6	475.6
Total loans, interest and fees receivable, gross	$299.2	$93.2	$155.0	$547.4
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$0.8	$—	$0.8

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$12.4	$7.6	$5.1	$25.1
60-89 days past due	8.0	2.8	3.8	14.6
90 or more days past due	19.9	2.1	9.5	31.5
Delinquent loans, interest and fees receivable, gross	40.3	12.5	18.4	71.2
Current loans, interest and fees receivable, gross	323.9	80.7	191.8	596.4
Total loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

Troubled Debt Restructurings. As part of ongoing collection efforts, once an account, the receivable of which is included in our Credit and Other Investments segment, becomes 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). The above referenced COVID-19 Guidance issued by federal bank regulatory agencies, in consultation with the FASB staff, concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. Although we are not a financial institution and therefore not directly subject to the COVID-19 Guidance, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances. As a result, the below tables exclude certain accounts that are included under that guidance.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of  June 30, 2021 and  December 31, 2020:

	As of
	June 30, 2021		December 31, 2020
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	12,745	31,575	12,394	37,784
Number of TDRs that have been re-aged	1,716	5,827	2,788	7,846
Amount of TDRs on non-accrual status (in thousands)	$14,846	$21,507	$14,537	$26,989
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$2,686	$4,602	$4,662	$6,890
Carrying value of TDRs (in thousands)	$10,171	$14,612	$9,583	$14,287
TDRs - Performing (carrying value, in thousands)*	$8,405	$13,233	$7,420	$11,855
TDRs - Nonperforming (carrying value, in thousands)*	$1,766	$1,379	$2,163	$2,432

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 52,686 and 62,040 accounts in the amount of $57.4 million and $74.4 million during the twelve month periods ended June 30, 2021 and June 30, 2020, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	June 30, 2021		June 30, 2020
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	2,162	6,204	4,065	6,744
Loan balance at time of charge off (in thousands)	$2,779	$4,847	$5,764	$6,208

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

Income Taxes

We experienced effective tax rates of 21.6% and 18.1%, for the three and six months ended June 30, 2021, compared to 17.7% and 18.0% for the three and six months ended June 30, 2020.

Our effective tax rate for the three months ended June 30, 2021, is above the statutory rate due to state and foreign income tax expense, significantly offset, however, by (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (2) the exclusion from taxable income of benefits received under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. These same two items served to offset the effects of state and foreign income tax expense and executive compensation deduction limits experienced in the first quarter of 2021 under Section 162(m) of the Internal Revenue Code of 1986 on our effective tax rate for the six months ended June 30, 2021. Also offsetting such effects and thereby causing our effective tax rate to be below the statutory rate for the six months ended June 30, 2021, are (1) deductions in the first quarter of 2021 associated with the exercise of stock options and the vesting of restricted stock at stock fair values significantly exceeding such share-based awards’ grant date values; and (2) our release of state tax valuation allowances in the first quarter of 2021.

Our effective tax rates for the three and six months ended June 30, 2020 were below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Partially offsetting such effects on our effective tax rates were the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income tax expense during such periods.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of operations. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three and six months ended June 30, 2021, and 2020.

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

Loss on repurchase of convertible senior notes

In periods where we repurchase outstanding 5.875% convertible senior notes (“convertible senior notes”), we record any discount or premium paid for the repurchase (including accrued interest) relative to the amortized book value of the notes. In the three and six months ended June 30, 2021, we repurchased $6.4 million and $21.1 million, respectively, in face amount of our outstanding convertible senior notes for $10.2 million and $28.9, respectively, million in cash (including accrued interest). The repurchase resulted in a loss of approximately $5.4 million and $13.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase, respectively). Upon acquisition, the notes were retired.

Other non-operating revenue

Other non-operating revenue includes revenues associated with investments in equity method investees and other revenues not associated with our ongoing business operations.

Revenue from Contracts with Customers

Components (in thousands) of our revenue from contracts with customers is as follows:

	Credit and
For the Three Months Ended June 30, 2021	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$4,269	$—	$4,269
Servicing income	349	299	648
Service charges and other customer related fees	2,380	15	2,395
Total revenue from contracts with customers	$6,998	$314	$7,312

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Six Months Ended June 30, 2021	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$6,891	$—	$6,891
Servicing income	737	624	1,361
Service charges and other customer related fees	3,609	30	3,639
Total revenue from contracts with customers	$11,237	$654	$11,891

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Three Months Ended June 30, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$1,842	$—	$1,842
Servicing income	240	248	488
Service charges and other customer related fees	564	16	580
Total revenue from contracts with customers	$2,646	$264	$2,910

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Six Months Ended June 30, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$3,822	$—	$3,822
Servicing income	624	468	1,092
Service charges and other customer related fees	689	33	722
Total revenue from contracts with customers	$5,135	$501	$5,636

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform. We have not yet adopted this ASU and are evaluating the effect of adopting this new accounting guidance.

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

As described in greater detail under Note 4, "Shareholders' Equity and Preferred Stock," the Company issued 388,533 shares of Series B Cumulative Perpetual Preferred Stock on July 8, 2021.

We have evaluated subsequent events occurring after June 30, 2021, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements, other than those disclosed above.

3.	Segment Reporting

We operate primarily within one industry and manage our business through the following two reportable segments: Credit and Other Investments, and Auto Finance.

Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2021	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$114,256	$8,398	$122,654
Fees and related income on earning assets	49,535	18	49,553
Other revenue	6,999	313	7,312
Other non-operating revenue	2,569	17	2,586
Total revenue	173,359	8,746	182,105
Interest expense	(13,515)	(275)	(13,790)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(11,296)	200	(11,096)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(58,763)	—	(58,763)
Net margin	$89,785	$8,671	$98,456
Income before income taxes	$43,972	$2,971	$46,943
Income tax expense	$(9,390)	$(727)	$(10,117)

Six Months Ended June 30, 2021	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$208,366	$16,584	$224,950
Fees and related income on earning assets	86,538	35	86,573
Other revenue	11,237	654	11,891
Other non-operating revenue	3,404	22	3,426
Total revenue	309,545	17,295	326,840
Interest expense	(25,559)	(529)	(26,088)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(15,303)	72	(15,231)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(86,254)	—	(86,254)
Net margin	$182,429	$16,838	$199,267
Income before income taxes	$93,276	$5,464	$98,740
Income tax expense	$(16,553)	$(1,334)	$(17,887)
Total assets	$1,338,017	$81,834	$1,419,851

Three Months Ended June 30, 2020	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$92,206	$7,906	$100,112
Fees and related income on earning assets	32,386	13	32,399
Other revenue	2,646	264	2,910
Other non-operating revenue	315	10	325
Total revenue	127,553	8,193	135,746
Interest expense	(11,977)	(275)	(12,252)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(31,899)	(631)	(32,530)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(25,667)	—	(25,667)
Net margin	$58,010	$7,287	$65,297
Income before income taxes	$25,924	$2,168	$28,092
Income tax expense	$(4,403)	$(572)	$(4,975)

Six Months Ended June 30, 2020	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$187,459	$15,800	$203,259
Fees and related income on earning assets	67,013	31	67,044
Other revenue	5,135	501	5,636
Other non-operating revenue	302	13	315
Total revenue	259,909	16,345	276,254
Interest expense	(25,152)	(684)	(25,836)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(98,429)	(1,437)	(99,866)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(40,858)	—	(40,858)
Net margin	$95,470	$14,224	$109,694
Income before income taxes	$30,991	$3,748	$34,739
Income tax expense	$(5,279)	$(981)	$(6,260)
Total assets	$864,557	$79,692	$944,249

4.	Shareholders’ Equity and Preferred Stock

On  November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares (10,000,000 shares authorized, 400,000 shares outstanding) of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 12, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

During the three and six months ended June 30, 2021, we repurchased and contemporaneously retired 8,747 and 18,675 shares of our common stock at an aggregate cost of $304,000 and $601,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and six months ended June 30, 2020, we repurchased and contemporaneously retired 10,999 and 85,723 shares of our common stock at an aggregate cost of $112,000 and $671,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at June 30, 2021 and  December 31, 2020, which were originally lent in connection with our November 2005 issuance of convertible senior notes. We retire lent shares as they are returned to us.

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

On June 8, 2021, we issued an aggregate of 2.8 million shares of 7.625% Series B Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $25.00 per share (the “Series B Cumulative Perpetual Preferred Stock”), in a public offering at a price to the public of $25.00 per share. The Company also granted the Underwriters an option to purchase additional shares of Series B Cumulative Perpetual Preferred Stock during the 30 days following the date of the Underwriting Agreement. The Company raised gross proceeds of $70.0 million before deducting underwriting discounts, the structuring fee and other offering expenses. The Series B Cumulative Perpetual Preferred Stock may be redeemed at our election (after 5 years) in whole or from time to time in part, by paying $25.00 per share, plus any accumulated and unpaid dividends. Dividends on the Series B Cumulative Perpetual Preferred Stock will be payable quarterly and are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. On July 8, 2021, the Company issued an additional 388,533 shares of the Company's Series B Cumulative Perpetual Preferred Stock, pursuant to the exercise of the underwriters’ option to purchase additional shares.  Upon the closing of the second issuance, the Company raised additional gross proceeds of $9.7 million before deducting underwriting discounts, the structuring fee and other offering expenses.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at June 30, 2021 consists of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our equity-method investee:

	As of
	June 30, 2021	December 31, 2020
Loans, interest and fees receivables, at fair value	$1,457	$1,994
Total assets	$1,530	$2,105
Total liabilities	$8	$10
Members’ capital	$1,522	$2,095

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net margin	$6	$153	$61	$92
Net income (loss)	$(17)	$118	$12	$19
Net income (loss) attributable to our equity investment investee	$(11)	$79	$8	$13

6.	Fair Values of Assets and Liabilities

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  June 30, 2021 and  December 31, 2020 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2021 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$487,725	$420,828
Loans, interest and fees receivable, at fair value	$—	$—	$644,739	$644,739

Assets – As of December 31, 2020 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$586,908	$503,139
Loans, interest and fees receivable, at fair value	$—	$—	$417,098	$417,098

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2021 and 2020:

	Loans, Interest and Fees Receivables, at Fair Value
	2021	2020
Balance at January 1,	$417,098	$4,386
Total gains—realized/unrealized:
Net revaluations of loans, interest and fees receivable, at fair value	(49,628)	(40,698)
Chargeoffs, net of recoveries	(36,983)	(640)
Purchases	658,324	252,563
Settlements	(473,200)	(67,928)
Finance and fees	129,128	30,203
Balance at June 30,	$644,739	$177,886

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2021 and  December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at June 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$644,739	Discounted cash flows	Gross yield, net of finance charge charge-offs	22.9% to 54.1% (42.6%)
			Payment rate	5.1% to 11.6% (9.4%)
			Expected principal credit loss rate	5.3% to 31.7% (26.5%)
			Servicing rate	3.2% to 11.3% (4.5%)
			Discount rate	12.7% to 13.5% (13.2%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$417,098	Discounted cash flows	Gross yield, net of finance charge charge-offs	22.7% to 56.5% (43.3%)
			Payment rate	3.9% to 11.4% (8.5%)
			Expected principal credit loss rate	6.9% to 31.4% (24.8%)
			Servicing rate	2.9% to 14.2% (4.3%)
			Discount rate	12.8% to 13.5% (13.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2021 and  December 31, 2020 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$945,451	$945,451
Amortizing debt facilities	$—	$—	$21,115	$21,115
Convertible senior notes	$—	$21,211	$—	$9,226
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$2,562	$2,562

Liabilities – As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$857,068	$857,068
Amortizing debt facilities	$—	$—	$25,542	$25,542
Convertible senior notes	$—	$41,284	$—	$24,386
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$2,919	$2,919

For our notes payable, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our consolidated statements of operations as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value". For our convertible senior notes, we assess fair value based upon the most recent trade data available from third-party providers. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 9, “Notes Payable,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2021 and 2020.

	Notes Payable Associated with Structured Financings, at Fair Value
	2021	2020
Balance at January 1,	$2,919	$3,920
Total (gains) losses—realized/unrealized:
Net revaluations of notes payable associated with structured financings, at fair value	(357)	(480)
Repayments on outstanding notes payable, net	—	—
Balance at June 30,	$2,562	$3,440

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2021 and  December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at June 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$2,562	Discounted cash flows	Gross yield, net of finance charge charge-offs	27.1%
			Payment rate	5.9%
			Expected principal credit loss rate	9.2%
			Discount rate	13.2%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$2,919	Discounted cash flows	Gross yield, net of finance charge charge-offs	23.7%
			Payment rate	3.9%
			Expected principal credit loss rate	7.9%
			Discount rate	13.2%

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2021 and  December 31, 2020 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2021	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$516	$792,817
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$484	$742,697
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$389	$644,350
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$—	$902
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$5	$18,561

As of December 31, 2020	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$630	$515,434
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$589	$487,779
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$540	$416,558
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$1,847
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$12,972

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of June 30, 2021	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2020
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$2,562	$2,919

7.	Variable Interest Entities

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	June 30, 2021	December 31, 2020
Unrestricted cash and cash equivalents	$156.9	$96.6
Restricted cash and cash equivalents	49.8	70.2
Loans, interest and fees receivable, at fair value	587.6	374.2
Loans, interest and fees receivable, gross	445.5	560.2
Allowances for uncollectible loans, interest and fees receivable	(92.2)	(120.9)
Deferred revenue	(6.7)	(10.3)
Total Assets held by VIEs	$1,140.9	$970.0
Notes Payable, net held by VIEs	$911.8	$827.1
Notes Payable, at fair value held by VIEs	$2.6	$2.9
Maximum exposure to loss due to involvement with VIEs	$962.3	$864.4

8.	Leases

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost, gross	$1,721	$1,725	$3,447	$3,445
Sublease income	(1,291)	(1,282)	(2,584)	(2,567)
Net Operating lease cost	$430	$443	$863	$878
Cash paid under operating leases, gross	$2,618	$2,561	$5,202	$5,101

Weighted average remaining lease term - months	16
Weighted average discount rate	6.5%

As of June 30, 2021, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2021 (excluding the six months ended June 30, 2021)	$5,267	$(3,682)	$1,585
2022	4,746	(3,112)	1,634
2023	465	—	465
2024	261	—	261
2025	139	—	139
Thereafter	63	—	63
Total lease payments	10,941	(6,794)	4,147
Less imputed interest	(1,229)
Total	$9,712

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of June 30, 2021, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value and Notes Payable to Related Parties

Other notes payable outstanding as of June 30, 2021 and  December 31, 2020 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2021	December 31, 2020

Revolving credit facilities at a weighted average interest rate equal to 4.6% as of June 30, 2021 (4.8% as of December 31, 2020) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,063.7 million as of June 30, 2021 ($943.6 million as of December 31, 2020)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2023) (1) (2) (3)	$36.1	$34.9
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2023) (2) (3) (4) (5)	23.6	50.0
Revolving credit facility, not to exceed $70.0 million (repaid in May 2021) (2) (3) (4) (5) (6)	—	5.8
Revolving credit facility, not to exceed $100.0 million (expiring October 15, 2022) (2) (3) (4) (5) (6)	10.0	10.0
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2022) (2) (3) (4) (5)	3.6	4.7
Revolving credit facility, not to exceed $100.0 million (expiring August 15, 2022) (2) (3) (4) (5) (6)	2.5	2.5
Revolving credit facility, not to exceed $200.0 million (repaid in June 2021) (3) (4) (5) (6)	—	200.0
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $25.0 million (expiring April 21, 2023) (2) (3) (4) (5)	18.0	7.8
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $15.0 million (expiring February 15, 2024) (3) (4) (5)	10.0	—
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	—
Other facilities
Other debt with a weighted average interest rate equal to 5.5%	1.2	3.2
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Amortizing debt facility (expiring September 30, 2021) with a weighted average interest rate equal to 4.6% (2) (3) (4) (5)	2.5	5.0
Total notes payable before unamortized debt issuance costs and discounts	974.9	891.3
Unamortized debt issuance costs and discounts	(8.3)	(8.7)
Total notes payable outstanding, net	$966.6	$882.6

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of June 30, 2021, the LIBOR rate was 0.10% and the prime rate was 3.25%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $23.6 million was drawn as of June 30, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2023 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $36.1 million was drawn as of June 30, 2021). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of June 30, 2021, the borrowing limit was $55.0 million and the facility matures on November 1, 2023. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In  February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes are secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes to an unaffiliated third party. The facility was repaid in May 2021. In connection with the repayment, we removed an accrual of $1.5 million,  associated with a contingent liability incurred with the issuance of the notes. Removal of the contingent liability was recorded as a component of Other non-operating revenue on our consolidated statements of operations.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $12.5 million was outstanding as of June 30, 2021) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.15% and LIBOR plus a range between 4.5% and 6.5%, respectively. The facilities mature on October 15, 2022 and August 15, 2022, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. The facilities also may be prepaid subject to payment of a prepayment or other fee.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $18.0 million was drawn as of June 30, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2023 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $3.6 million was drawn as of June 30, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

In June 2019, we sold $200.0 million of ABS secured by certain credit card receivables (expiring December 15, 2022). The facility was repaid in June 2021.

In August 2019, we repurchased $54.4 million in face amount of our outstanding convertible senior notes for $16.3 million in cash (including accrued interest) and the issuance of a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024. See Note 10, "Convertible Senior Notes" for additional information.

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit (of which $2.5 million was drawn as of June 30, 2021) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 4.5%. The facility matures on September 30, 2021 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

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

In January 2021, we (through a wholly owned subsidiary) entered a term facility with a $15.0 million revolving borrowing limit (of which $10.0 million was drawn as of June 30, 2021) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the prime rate or 4%. The facility matures on February 15, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring December 15, 2026). A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables. The terms of the ABS allow for a four-year revolving structure with a subsequent 10-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

As of June 30, 2021, we were in compliance with the covenants underlying our various notes payable.

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2021 and  December 31, 2020, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of June 30, 2021 and  December 31, 2020, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of June 30, 2021 and  December 31, 2020.

	Carrying Amounts at Fair Value as of
	June 30, 2021	December 31, 2020
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of June 30, 2021 ($101.3 million as of December 31, 2020) bearing interest at a weighted average 5.6% interest rate, based upon LIBOR, at June 30, 2021 (5.7% at December 31, 2020), which is secured by credit card receivables and restricted cash aggregating $2.6 million as of June 30, 2021 ($2.9 million as of December 31, 2020) in carrying amount	$2.6	$2.9

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $2.6 million in fair value of the structured financing facility indicated in the above table is $2.6 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at June 30, 2021.

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

In November 2005, we issued $300.0 million aggregate principal amount of convertible senior notes. The convertible senior notes are unsecured, subordinate to existing and future secured obligations and structurally subordinate to existing and future claims of our subsidiaries’ creditors. These notes (net of repurchases since the issuance date) are reflected within convertible senior notes on our consolidated balance sheets.

In the three and six months ended June 30, 2021, we repurchased $6.4 million and $21.1 million, respectively, in face amount of our outstanding convertible senior notes for $10.2 million and $28.9 million, respectively, in cash (including accrued interest). The repurchase resulted in a loss of approximately $5.4 million and $13.3 million, respectively (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	June 30, 2021	December 31, 2020
Face amount of convertible senior notes	$12,720	$33,839
Discount	(3,494)	(9,453)
Net carrying value	$9,226	$24,386
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

On June 17, 2021, we provided notice of redemption of all outstanding convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. The remaining $0.9 million of convertible senior notes were redeemed on July 19, 2021. The convertible senior notes subject to the conversion election will be converted into cash and, if applicable, shares of our common stock based on a formula using an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes. Upon the final determination of the amount of the conversion consideration, we will deliver to holders of the converting notes cash of $1,000 per $1,000 aggregate principal amount of notes and either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. If required to issue shares of common stock in connection with the conversion obligation, we have a sufficient number of authorized shares of our common stock to do so.

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.0 billion at June 30, 2021. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit. We also have the effective right to reduce or cancel these available lines of credit at any time.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2021, CAR had unfunded outstanding floor-plan financing commitments totaling $11.6 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $18.0 million remains pledged as of June 30, 2021 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2021, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $26.5 million as of June 30, 2021 (of which we have accrued $0.3 million as of June 30, 2021 based on current claims). We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future.

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

12.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to controlling interests	$36,876	$23,165	$80,951	$28,590
Preferred stock and preferred unit dividends and accretion	(4,738)	(4,736)	(9,425)	(7,495)
Net income attributable to common shareholders—basic	32,138	18,429	71,526	21,095
Effect of dilutive preferred stock dividends and accretion	598	596	1,190	1,193
Net income attributable to common shareholders—diluted	$32,736	$19,025	$72,716	$22,288
Denominator:
Basic (including unvested share-based payment awards) (1)	15,182	14,427	15,097	14,432
Effect of dilutive stock compensation arrangements and exchange of preferred stock	5,843	5,921	5,882	5,460
Diluted (including unvested share-based payment awards) (1)	21,025	20,348	20,979	19,892
Net income attributable to common shareholders per share—basic	$2.12	$1.28	$4.74	$1.46
Net income attributable to common shareholders per share—diluted	$1.56	$0.93	$3.47	$1.12

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 430,413 and 426,050 for the three and six months ended June 30, 2021, respectively, compared to 418,081 and 445,984 for the three and six months ended June 30, 2020

As their effects were anti-dilutive, we excluded stock options to purchase 0.0 shares and 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and six months ended June 30, 2021, respectively. No stock options were excluded for either the three or six months ended June 30, 2020.

For the three and six months ended  June 30, 2021 and 2020, we included 4,000,000, 4,000,000, 4,000,000 and 3,587,737 shares, respectively, in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 4, "Shareholders' Equity and Preferred Stock", for a further discussion of these convertible securities.

For the three and six months ended June 30, 2021 and 2020, we included 0.2 million, 0.2 million, 0.0 and 0.0 dilutive shares, respectively, in the diluted net income attributable to controlling interests per share of common stock calculations pursuant to our convertible senior notes. See Note 10, “Convertible Senior Notes,” for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of June 30, 2021, 55,133 shares remained available for issuance under the ESPP and 1,592,070 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and six months ended June 30, 2021 and 2020.

Restricted Stock and Restricted Stock Units

During the six  months ended June 30, 2021 and 2020, we granted 39,084 and 58,248 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $1.1 million and $0.6 million, respectively. We incurred expenses of $0.5 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2021, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.0 million with a weighted-average remaining amortization period of 1.2 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. Options granted during 2021 were valued using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 5 years (which equals the expected term), volatility of 80.3% (based on the average of daily historical volatility using the expected term), and a risk-free rate of 0.81% (based on 5 year US Treasury securities). All options granted during the year vest ratably over a 3 year period conditioned upon continued employment with the Company. We had expense of $0.4 million,  $0.7 million, $0.1 million and $0.2 million related to stock option-related compensation costs during the three and six months ended June 30, 2021 and 2020, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,423,466	$4.41
Issued	55,000	$31.22
Exercised	(495,733)	$3.42
Expired/Forfeited	(6,000)	$15.30
Outstanding at June 30, 2021	1,976,733	$5.38	1.6	$67,851,195
Exercisable at June 30, 2021	1,541,401	$3.50	1.1	$55,805,456

Options issued during the three and six months ended June 30, 2021 had an aggregate grant-date fair value of $90 thousand and $1.1 million, respectively. No options were issued during the corresponding periods in 2020. We had $1.7 million and $1.4 million of unamortized deferred compensation costs associated with unvested stock options as of June 30, 2021 and  December 31, 2020, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2021	2020	from 2020 to 2021
Total operating revenue	$179,519	$135,421	$44,098
Other non-operating revenue	2,586	325	2,261
Interest expense	(13,790)	(12,252)	(1,538)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(11,096)	(32,530)	21,434
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(58,763)	(25,667)	(33,096)
Net margin	98,456	65,297	33,159
Operating expenses:
Salaries and benefits	7,883	6,508	(1,375)
Card and loan servicing	18,212	15,601	(2,611)
Marketing and solicitation	13,678	10,190	(3,488)
Depreciation	320	320	—
Other	5,972	4,586	(1,386)
Total operating expenses:	46,065	37,205	(8,860)
Loss on repurchase of convertible senior notes	5,448	—	(5,448)

Net income	36,826	23,117	13,709
Net loss attributable to noncontrolling interests	50	48	2
Net income attributable to controlling interests	36,876	23,165	13,711
Net income attributable to controlling interests to common shareholders	32,138	18,429	13,709

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2021	2020	from 2020 to 2021
Total operating revenue	$323,414	$275,939	$47,475
Other non-operating revenue	3,426	315	3,111
Interest expense	(26,088)	(25,836)	(252)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(15,231)	(99,866)	84,635
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(86,254)	(40,858)	(45,396)
Net margin	199,267	109,694	89,573
Operating expenses:
Salaries and benefits	16,122	14,018	(2,104)
Card and loan servicing	35,599	31,438	(4,161)
Marketing and solicitation	23,979	19,507	(4,472)
Depreciation	632	605	(27)
Other	10,940	9,387	(1,553)
Total operating expenses:	87,272	74,955	(12,317)
Loss on repurchase of convertible senior notes	13,255	—	(13,255)

Net income	80,853	28,479	52,374
Net loss attributable to noncontrolling interests	98	111	(13)
Net income attributable to controlling interests	80,951	28,590	52,361
Net income attributable to controlling interests to common shareholders	71,526	21,095	50,431

Three and Six Months Ended June 30, 2021, Compared to Three and Six Months Ended June 30, 2020

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $895.1 million as of June 30, 2020 to $1,243.9 million as of June 30, 2021. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and the related economic impacts, we are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income and related fees for these operations throughout 2021. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. As discussed elsewhere in this Report, we have elected the fair value option to account for certain loan receivables associated with our point-of-sale and direct-to-consumer platform that are originated on or after January 1, 2020. As a result, annual fees and merchant fees that are charged upon the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period. This difference in recognition also served to increase our other fees on credit products (included as a component of "Fees and related income on earning assets" on our Consolidated Statements of Operations). Other revenue on our Consolidated Statements of Operations consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when our customer's cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties (including our equity-method investee). Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category, and we currently expect to experience continued declines in this category of revenue relative to revenue earned in prior periods. The above discussions on expectations for finance, fee and other income are based on our current expectations. The unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term.

Other non-operating revenue. Included within our Other non-operating revenue category is income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. We liquidated one of these investments during 2021, resulting in income of approximately $560,000. As previously discussed, these investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes. Further impacting our second quarter 2021 results was income resulting from the extinguishment of a contingent liability associated with the repayment of outstanding notes issued by a trust in February 2017. See Note 9, "Notes Payable," to our consolidated financial statements for additional information.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our point-of-sale and direct-to-consumer platform increased from $643.2 million as of June 30, 2020 to $911.9 million as of June 30, 2021. Despite, this increase, an overall decrease in the weighted average cost of funds, coupled with repurchases of our convertible senior notes, resulted in a year over year decline in interest expense. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Loss on repurchase of convertible senior notes. In the three and six months ended June 30, 2021, we repurchased $6.4 million and $21.1 million, respectively, in face amount of our outstanding convertible senior notes for $10.2 million and $28.9 million, respectively, in cash (including accrued interest). The repurchase resulted in a loss of approximately $5.4 million and $13.3 million, respectively, (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

On June 17, 2021, we provided notice of redemption of all outstanding convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. The remaining $0.9 million of convertible senior notes were redeemed on July 19, 2021. The convertible senior notes subject to the conversion election will be converted into cash and, if applicable, shares of our common stock based on a formula using an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes. Upon the final determination of the amount of the conversion consideration, we will deliver to holders of the converting notes cash of $1,000 per $1,000 aggregate principal amount of notes and either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. If required to issue shares of common stock in connection with the conversion obligation, we have a sufficient number of authorized shares of our common stock to do so.

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

We have experienced a period-over-period decrease in this category between the years ended June 30, 2020 and June 30, 2021 primarily reflecting: 1) the effects of our adoption of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020 which has resulted in a decline in the outstanding receivables subject to this provision and 2) the overall reduction in delinquencies associated with these receivables in part due to recent government stimulus programs, which have served to increase payments on outstanding receivables. This reduction in provision has been offset somewhat due to additional reserves associated with accounts that have been impacted due to COVID-19. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis. Given our adoption of fair value accounting for certain receivables acquired on or after January 1, 2020, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish, relative to levels experienced in prior periods, as the underlying receivables that continue to be recorded at net realizable value liquidate.

Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value. For credit card receivables for which we use fair value accounting (including those for which we elected the fair value option on January 1, 2020), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2021 commensurate with growth in these receivables. Inversely (and to a lesser degree), we expect our change in fair value of notes payable associated with structured financings for our legacy credit card receivables recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. We may adjust our models to reflect macro events that we believe market participants would consider relevant. With the aforementioned market impacts of COVID-19 and related government stimulus and relief measures, we have included some expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in chargeoffs and decrease in payments) above the level that historical trends would suggest. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expense. Total operating expense variances for the three and six months ended June 30, 2020, relative to the three and six months ended June 30, 2021, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect some marginal increase in this cost for 2021 when compared to 2020 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses in the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020 due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables, which grew from $895.1 million outstanding to $1,243.9 million outstanding at June 30, 2020 and June 30, 2021, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout 2021. As our receivables have grown, we have significantly reduced our servicing costs per account, realizing greater economies of scale.

•

increases in marketing and solicitation costs for the three and six months ended June 30, 2021 primarily due to receivables growth associated with our direct-to-consumer and retail point-of-sale portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2021 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•

other expenses primarily relate to fixed costs associated with occupancy or other third party expenses that are largely fixed in nature. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

Income Taxes. We experienced effective tax rates of 21.6% and 18.1%, for the three and six months ended June 30, 2021, compared to 17.7% and 18.0% for the three and six months ended June 30, 2020.

Our effective tax rate for the three months ended June 30, 2021, is above the statutory rate due to state and foreign income tax expense, significantly offset, however, by (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (2) the exclusion from taxable income of benefits received under the CARES Act. These same two items served to offset the effects of state and foreign income tax expense and executive compensation deduction limits experienced in the first quarter of 2021 under Section 162(m) of the Internal Revenue Code of 1986 on our effective tax rate for the six months ended June 30, 2021. Also offsetting such effects and thereby causing our effective tax rate to be below the statutory rate for the six months ended June 30, 2021, are (1) deductions in the first quarter of 2021 associated with the exercise of stock options and the vesting of restricted stock at stock fair values significantly exceeding such share-based awards’ grant date values; and (2) our release of state tax valuation allowances in the first quarter of 2021.

Our effective tax rates for the three and six months ended June 30, 2020 were below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Partially offsetting such effects on our effective tax rates were the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income tax expense during such periods.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of operations. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three and six months ended June 30, 2021, and 2020.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2021		2020				2019
(in Millions)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sept. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sept. 30
Loans, interest and fees receivable, at fair value	$644.7	$481.4	$417.1	$310.8	$177.9	$89.4	$4.4	$4.5
Fair value mark against receivable (2)	$148.6	$112.3	$99.0	$71.8	$42.7	$17.5	$2.0	$2.6
Loans, interest and fees receivable, at face value	$793.3	$593.7	$516.1	$382.6	$220.6	$106.9	$6.4	$7.1

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

	At or for the Three Months Ended
	2021		2020				2019
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Loans, interest and fees receivable, gross	$454.2	$498.8	$574.3	$604.8	$679.6	$810.6	$908.4	$769.0
Loans, interest and fees receivable, gross from fair value reconciliation above	793.3	593.7	516.1	382.6	220.6	106.9	6.4	7.1
Total managed receivables	$1,247.5	$1,092.5	$1,090.4	$987.4	$900.2	$917.5	$914.8	$776.1

As discussed above, our managed receivables data differ in certain aspects from our GAAP data in certain areas. First, managed receivables data are based on billings and actual charge offs as they occur without regard to any changes in our allowance for uncollectible loans, interest and fees receivable. Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize certain costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or upon receivable acquisition. Third, managed receivables data excludes the impacts of equity in income of equity method investees. A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios are as follows:

	At or for the Three Months Ended
	2021		2020				2019
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Consumer loans, including past due fees	$114.3	$94.1	$95.7	$95.6	$92.2	$95.3	$77.1	$62.7
Fees and related income on earning assets	49.5	37.0	31.4	35.5	32.4	34.6	24.2	19.7
Other revenue	7.0	4.2	4.8	4.5	2.6	2.5	4.4	3.9
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(18.6)	(5.5)	(6.6)	(19.2)	(16.7)	(10.5)	—	—
Adjustments due to acceleration of annual fees recognition under fair value accounting	(12.3)	(4.6)	(1.1)	(7.8)	(6.2)	(8.6)	—	—
Removal of expense accruals under GAAP	(0.4)	0.2	(0.1)	(0.7)	(0.1)	1.4	—	—
Total managed yield	$139.5	$125.4	$124.1	$107.9	$104.2	$114.7	$105.7	$86.3

The calculation of Combined net charge offs used in our Combined net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2021		2020				2019
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$22.7	$14.3	$8.6	$3.3	$0.4	$0.3	$0.2	$0.2
Gross charge offs on non fair value accounts	27.6	26.3	30.6	54.3	71.8	70.5	49.9	34.8
Recoveries on non fair value accounts	(5.7)	(3.4)	(4.3)	(5.4)	(11.0)	(4.4)	(2.6)	(4.3)
Combined net charge-offs	$44.6	$37.2	$34.9	$52.2	$61.2	$66.4	$47.5	$30.7

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2021								2020
	Jun. 30				Mar. 31				Dec. 31				Sept. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$793,333	$454,191	$1,247,524		$593,703	$498,806	$1,092,509		$516,064	$574,309	$1,090,373		$382,580	$604,805	$987,385
30 or more days past due	$62,838	$63,139	$125,977	10.1%	$46,150	$46,083	$92,233	8.4%	$43,881	$58,744	$102,625	9.4%	$20,238	$55,393	$75,631	7.7%
60 or more days past due	$41,627	$47,774	$89,401	7.2%	$35,132	$35,224	$70,356	6.4%	$29,794	$41,214	$71,008	6.5%	$12,844	$42,096	$54,940	5.6%
90 or more days past due	$26,717	$29,022	$55,739	4.5%	$25,732	$28,011	$53,743	4.9%	$19,498	$29,382	$48,880	4.5%	$8,355	$30,718	$39,073	4.0%
Averaged managed receivables			$1,170,017				$1,091,441				$1,038,879				$943,791
Total managed yield ratio, annualized (1)			47.7%				46.0%				47.8%				45.7%
Combined net charge-off ratio, annualized (2)			15.2%				13.6%				13.4%				22.1%

	At or for the Three Months Ended
	2020								2019
	Jun. 30				Mar. 31				Dec. 31				Sept. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$220,603	$679,593	$900,196		$106,899	$810,582	$917,481		$6,404	$908,424	$914,828		$7,070	$769,032	$776,102
30 or more days past due	$8,974	$87,214	$96,188	10.7%	$1,322	$145,260	$146,582	16.0%	$427	$139,661	$140,088	15.3%	$419	$99,524	$99,943	12.9%
60 or more days past due	$5,913	$74,443	$80,356	8.9%	$221	$113,536	$113,757	12.4%	$314	$103,870	$104,184	11.4%	$281	$71,374	$71,655	9.2%
90 or more days past due	$3,029	$58,821	$61,850	6.9%	$155	$82,501	$82,656	9.0%	$221	$73,868	$74,089	8.1%	$185	$47,358	$47,543	6.1%
Averaged managed receivables			$908,839				$916,155				$845,465				$693,117
Total managed yield ratio, annualized (1)			45.9%				50.1%				50.0%				49.8%
Combined net charge-off ratio, annualized (2)			26.9%				29.0%				22.5%				17.7%

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

The following table presents additional trends and data with respect to our point-of-sale (“Retail”) and direct-to-consumer (“Direct”) receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2021								2020
	Jun. 30				Mar. 31				Dec. 31				Sept. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$472,362	$154,865	$627,227		$384,220	$175,786	$560,006		$334,342	$209,878	$544,220		$260,338	$233,605	$493,943
30 or more days past due	$32,779	$18,300	$51,079	8.1%	$23,254	$12,396	$35,650	6.4%	$24,151	$18,400	$42,551	7.8%	$12,339	$18,282	$30,621	6.2%
60 or more days past due	$21,084	$13,311	$34,395	5.5%	$17,317	$9,010	$26,327	4.7%	$16,102	$13,290	$29,392	5.4%	$7,299	$13,312	$20,611	4.2%
90 or more days past due	$13,042	$7,860	$20,902	3.3%	$12,681	$6,810	$19,491	3.5%	$10,807	$9,490	$20,297	3.7%	$4,517	$9,478	$13,995	2.8%
Average APR			19.2%				19.7%				19.7%				19.0%
Receivables purchased during period			$217,015				$157,607				$152,855				$170,232

	Retail - At or for the Three Months Ended
	2020								2019
	Jun. 30				Mar. 31				Dec. 31				Sept. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$156,466	$274,652	$431,118		$72,803	$333,299	$406,102		$—	$397,691	$397,691		$—	$365,652	$365,652
30 or more days past due	$5,394	$26,795	$32,189	7.5%	$962	$48,395	$49,357	12.2%	$—	$52,777	$52,777	13.3%	$—	$42,318	$42,318	11.6%
60 or more days past due	$3,705	$21,918	$25,623	5.9%	$—	$37,657	$37,657	9.3%	$—	$38,728	$38,728	9.7%	$—	$29,980	$29,980	8.2%
90 or more days past due	$2,014	$17,176	$19,190	4.5%	$—	$27,674	$27,674	6.8%	$—	$27,225	$27,225	6.8%	$—	$20,307	$20,307	5.6%
Average APR			19.8%				21.3%				22.1%				22.5%
Receivables purchased during period			$141,094				$110,479				$116,327				$133,528

	Direct - At or for the Three Months Ended
	2021								2020
	Jun. 30				Mar. 31				Dec. 31				Sept. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$317,370	$299,326	$616,696		$205,474	$323,020	$528,494		$177,281	$364,431	$541,712		$117,379	$371,200	$488,579
30 or more days past due	$29,894	$44,839	$74,733	12.1%	$22,743	$33,687	$56,430	10.7%	$19,556	$40,344	$59,900	11.1%	$7,730	$37,111	$44,841	9.2%
60 or more days past due	$20,443	$34,463	$54,906	8.9%	$17,713	$26,214	$43,927	8.3%	$13,571	$27,924	$41,495	7.7%	$5,429	$28,784	$34,213	7.0%
90 or more days past due	$13,612	$21,162	$34,774	5.6%	$12,988	$21,201	$34,189	6.5%	$8,616	$19,892	$28,508	5.3%	$3,756	$21,240	$24,996	5.1%
Average APR			27.1%				26.3%				26.6%				26.1%
Receivables purchased during period			$283,931				$174,792				$190,596				$174,768

	Direct - At or for the Three Months Ended
	2020								2019
	Jun. 30				Mar. 31				Dec. 31				Sept. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$59,026	$404,941	$463,967		$28,332	$477,283	$505,615		$—	$510,733	$510,733		$—	$403,380	$403,380
30 or more days past due	$3,351	$60,419	$63,770	13.7%	$31	$96,865	$96,896	19.2%	$—	$86,884	$86,884	17.0%	$—	$57,206	$57,206	14.2%
60 or more days past due	$2,023	$52,525	$54,548	11.8%	$—	$75,879	$75,879	15.0%	$—	$65,142	$65,142	12.8%	$—	$41,394	$41,394	10.3%
90 or more days past due	$889	$41,645	$42,534	9.2%	$—	$54,827	$54,827	10.8%	$—	$46,643	$46,643	9.1%	$—	$27,051	$27,051	6.7%
Average APR			24.6%				26.1%				27.0%				28.2%
Receivables purchased during period			$117,367				$127,825				$195,243				$174,026

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $348.8 million in net receivables growth associated with the point-of-sale and direct-to-consumer products offered by our bank partners between June 2020 and June 2021. The addition of large point-of-sale retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped net growth in our point-of-sale receivables by $196.1 million and $122.7 million in the twelve months ended June 30, 2021 and 2020, respectively. Our direct-to-consumer receivables experienced net growth of over $152.7 million and $170.0 million, net during the twelve months ended June 30, 2021 and 2020, respectively. The decline in the pace of receivables growth for our direct-to-consumer receivables was largely driven by reduced consumer demand for general-purpose card products coupled with higher payments on outstanding amounts largely as a result of the various government stimulus programs in effect. We have noted recent recoveries in consumer spending behavior and increased demand for general-purpose credit products, that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue through the remainder of the year (absent further unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale origination platform, the timing and size of solicitations within the direct-to-consumer platform by our bank partner, as well as purchase activity of consumers. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 65% of the above referenced Retail period-end managed receivables outstanding as of June 30, 2021.

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

As we continue to acquire newer point-of-sale and direct-to-consumer receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts as well as recent government stimulus efforts. The aforementioned positive impacts related to recent government stimulus programs have served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderate, with no further government stimulus programs or other interventions, we expect increased overall delinquency rates when compared to prior periods, as the existing receivables mature through their peak charge-off periods. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through June 30, 2021 we continue to actively work with consumers that indicate hardship as a result of COVID-19, however, the number of impacted consumers continues to be a diminishing part of our overall receivable base. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims. Nearly all of these customers are considered current and thus not included as delinquent receivables. The exclusion of these accounts has resulted in lower delinquency rates than we would otherwise expect. Given this, and absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total managed yield ratio, annualized. We continue to experience growth in newer, higher yielding receivables, including direct-to-consumer receivables and our point-of-sale receivables. While this growth has contributed to consistently higher total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of recent government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. Direct-to-consumer receivables tend to have higher total yields than point-of-sale receivables, so declines in the growth of our managed receivables that includes direct-to-consumer receivables has contributed to slightly lower total managed yield ratios for 2021 and 2020 when compared to comparable periods in 2019. Additionally, lower delinquencies (and thus associated fee billings) noted during 2020 (and continuing in 2021), in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables, contributed to an overall lower total managed yield ratio. Our fourth and third quarter 2019 total managed yield ratios exclude the impacts of $37.8 million and $26.7 million, respectively, associated with reductions in reserves associated with one of our portfolios.

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

Growth within our direct-to-consumer receivables (as a percent of outstanding receivables) has resulted in increases in our charge-off rates over time. The combined net charge-off ratio in the third quarter of 2019 reflects the positive impacts of a bulk sale of charged off receivables. Absent this sale, the combined net charge-off ratio would have been 18.6%. The first and second quarters 2020 combined net charge-off ratios reflect receivable growth during 2019 reaching peak charge-off during those periods. Slightly offsetting the combined net charge-off ratio in the second quarter of 2020 are the positive impacts of a bulk sale of charged off receivables in that period. Absent this sale, the combined net charge-off ratio would have been 29.1%. Improvements in our delinquency rates throughout 2020 and continuing into 2021 as a result of the increases in customer payments noted above have resulted in lower charge-offs than we would have otherwise expected. As we continue to experience lower than expected delinquency rates, we expect these improvements will continue to result in lower combined net charge-off rates for the remainder of 2021, when compared to comparable prior periods (those periods prior to COVID-19 and the resulting government stimulus programs).

Notwithstanding the improvements we expect to see in the next few quarters due to recent improvements in delinquency rates, we expect the growth in point-of-sale and direct-to-consumer receivables to result in higher charge-offs than those experienced in 2020. This expectation is based on the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined net charge-offs, (3) recent vintages reaching peak charge-off periods, (4) our current expectation for receivables growth during 2021 and (5) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

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

Collectively, as of June 30, 2021, we served more than 600 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2021		2020				2019
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Consumer loans, including past due fees	$8.4	$8.2	$8.0	$8.0	$7.9	$7.9	$7.9	$7.9
Other revenue	0.4	0.3	0.3	0.3	0.3	0.2	0.2	0.2
Total managed yield	$8.8	$8.5	$8.3	$8.3	$8.2	$8.1	$8.1	$8.1

The calculation of Combined net charge offs used in our Combined net charge-off ratio follows (in millions):

	At or for the Three Months Ended
	2021		2020				2019
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Gross charge offs	$0.2	$0.6	$0.7	$0.6	$0.8	$0.9	$1.2	$1.0
Recoveries	(0.3)	(0.3)	(0.3)	(0.3)	(0.2)	(0.3)	(0.3)	(0.4)
Combined net charge-offs	$(0.1)	$0.3	$0.4	$0.3	$0.6	$0.6	$0.9	$0.6

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2021				2020								2019
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables
Period-end managed receivables	$93,164		$94,128		$93,247		$90,514		$89,637		$90,226		$89,785		$89,451
30 or more days past due	$8,473	9.1%	$8,088	8.6%	$12,580	13.5%	$10,120	11.2%	$9,866	11.0%	$11,261	12.5%	$13,647	15.2%	$12,984	14.5%
60 or more days past due	$2,913	3.1%	$3,529	3.7%	$4,942	5.3%	$4,101	4.5%	$3,959	4.4%	$4,519	5.0%	$5,581	6.2%	$5,322	5.9%
90 or more days past due	$1,234	1.3%	$1,693	1.8%	$2,141	2.3%	$1,865	2.1%	$2,029	2.3%	$2,452	2.7%	$2,573	2.9%	$2,814	3.1%
Average managed receivables	$93,646		$93,688		$91,881		$90,076		$89,932		$90,006		$89,618		$89,471
Total managed yield ratio, annualized (1)	37.6%		36.3%		36.1%		36.9%		36.5%		36.0%		36.2%		36.2%
Combined net charge-off ratio, annualized (2)	-0.4%		1.3%		1.7%		1.3%		2.7%		2.7%		4.0%		2.7%
Recovery ratio, annualized (3)	1.3%		1.3%		1.3%		1.3%		0.9%		1.3%		1.3%		1.8%

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

Managed receivables. Absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for 2021 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. Included in the fourth quarter of 2020 was an unplanned bulk purchase of receivables that increased our period over period growth and kept receivables levels higher in the first quarter of 2021 when compared to the first quarter of 2020. While we continually evaluate bulk purchases of receivables, the timing and size of the purchases are difficult to predict. Although receivable levels in each period of 2020 were roughly equal to those in 2019 (with the exception of the fourth quarter of 2020), this primarily reflects strong customer payments throughout 2020 offsetting receivables growth when compared to the same periods of 2019.

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

Combined net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined net charge-off ratio. This is evidenced by the slightly elevated combined net charge-off rate we experienced during 2019. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we could experience variation in these expectations.

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

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of June 30, 2021 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 15, 2022) that is secured by certain receivables and restricted cash	$3.6
Revolving credit facility (expiring August 15, 2022) that is secured by certain receivables and restricted cash	2.5
Amortizing debt facility (expiring September 30, 2021) that is secured by certain receivables and restricted cash	2.5
Revolving credit facility (expiring October 15, 2022) that is secured by certain receivables and restricted cash	10.0
Revolving credit facility (expiring April 21, 2023) that is secured by certain receivables and restricted cash	18.0
Total	$36.6

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. Further details concerning the above debt facilities, other debt facilities we use to fund the acquisition of receivables and our convertible senior notes are provided in Note 9, “Notes Payable,” and Note 10, “Convertible Senior Notes,” to our consolidated financial statements included herein.

In the three and six months ended June 30, 2021, we repurchased $6.4 million and $21.1 million, respectively, in face amount of our outstanding convertible senior notes for $10.2 million and $28.9 million, respectively, in cash (including accrued interest), respectively. The repurchase resulted in a loss of approximately $5.4 million and $13.3 million, respectively (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

On June 17, 2021, we provided notice of redemption of all outstanding convertible senior notes (the “convertible senior notes”). Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. The remaining $0.9 million of convertible senior notes were redeemed on July 19, 2021. The convertible senior notes subject to the conversion election will be converted into cash and, if applicable, shares of our common stock based on a formula using an adjusted effective conversion rate of 40.63 shares of common stock per $1,000 principal amount of notes. Upon the final determination of the amount of the conversion consideration, we will deliver to holders of the converting notes cash of $1,000 per $1,000 aggregate principal amount of notes and either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. We have sufficient cash to meet this obligation.  If required to issue shares of common stock in connection with the conversion obligation, we have a sufficient number of authorized shares of our common stock to do so.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. On March 30, 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 12, “Net Income Attributable to Controlling Interests Per Common Share” to our consolidated financial statements for more information.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of the holders of a majority of the shares of the Series A Preferred Stock, the Company is required to offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to adjustment in certain circumstances to prevent dilution.

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

At June 30, 2021, we had $265.9 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the six months ended June 30, 2021 and 2020 are as follows:

•

During the six months ended June 30, 2021, we generated $124.5 million of cash flows from operations compared to our generating $84.0 million of cash flows from operations during the six months ended June 30, 2020. The increase in cash provided by operating activities was principally related to increases in finance and fee collections associated with growing point-of-sale and direct-to-consumer receivables.

•

During the six months ended June 30, 2021, we used $159.8 million of cash in our investing activities, compared to use of $67.5 million of cash in investing activities during the six months ended June 30, 2020. This increase in cash used is primarily due to significant increases in the level of net investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2020 primarily due to increased consumer spending offset by continued strong customer payments noted in the first and second quarters of 2021. While we are now seeing some increases in consumer spending behavior, the impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the six months ended June 30, 2021, we generated $110.1 million of cash in financing activities, compared to the use of $14.8 million of cash in financing activities during the six months ended June 30, 2020. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further, during the second quarter of 2021, we issued Series B Cumulative Perpetual Preferred Stock, which resulted in net proceeds (after associated expenses) of $66.1 million. Offsetting capital raised through the preferred stock issuance was the repurchase of $21.1 million in face amount of our outstanding convertible senior notes for $28.9 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $13.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Further, on March 30, 2020, a wholly-owned subsidiary issued 50.0 million Class B preferred units at a purchase price of $1.00 per unit.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in point-of-sale and direct-to-consumer finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases of our common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2022. As of June 30, 2021, we were authorized to repurchase a remaining 4,911,080 shares under this share repurchase plan.

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

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the six months ended June 30, 2021 and 2020, we received $191,788 and $144,138, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares (aggregate initial liquidation preference of $40 million) of its Series A Preferred Stock in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of the holders of a majority of the shares of the Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock, preferred stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our securities. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our securities could decline and you may lose all or part of your investment.

The impact of COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. The global impact of the outbreak has led to many federal, state and local governments instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any accurate prediction as to the ultimate impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in point-of-sale finance and direct-to-consumer receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for point-of-sale finance and direct-to-consumer receivables grew to $1,243.9 million at June 30, 2021 from $895.1 million at June 30, 2020. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Risks Relating to an Investment in Our Securities

The price of our common stock and Series B Preferred Stock may fluctuate significantly, and this may make it difficult for you to resell your shares when you want or at prices you find attractive. The price of our common stock and Series B Preferred Stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our stock will continue to fluctuate. The market price of our stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in interest rates;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel;
•	future sales of our stock and the transfer or cancellation of shares of common stock pursuant to a share lending agreement;
•	the annual yield from distributions on the Series B Preferred Stock as compared to yields on other financial instruments; and
•	global pandemics (such as the COVID-19 pandemic).

In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the trading price of our stock, regardless of our actual operating performance.

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock pursuant to share lending agreements, could adversely affect the trading price of our stock and our ability to raise funds in new stock offerings. Sales of significant amounts of our common stock or equity-related securities in the public market, including sales pursuant to share lending agreements, or the perception that such sales will occur, could adversely affect prevailing trading prices of our stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. Future sales of shares of stock or the availability of shares of stock for future sale, may have a material adverse effect on the trading price of our stock.

The shares of Series A Convertible Preferred Stock and Series B Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms that could negatively impact the value of shares of our common stock. In December 2019, we issued 400,000 shares of Series A Convertible Preferred Stock. The rights of the holders of our Series A Convertible Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our holders of common stock. Holders of the Series A Convertible Preferred Stock are entitled to receive dividends on each share of such stock equal to 6% per annum on the liquidation preference of $100.00. The dividends on the Series A Convertible Preferred Stock are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

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

In June and July 2021, we issued 3,188,533 shares of Series B Preferred Stock.  The rights of the holders of our Series B Preferred Stock with respect to dividends, distributions and payments upon liquidation rank junior to similar obligations to our holders of Series A Convertible Preferred Stock and senior to similar obligations to our holders of common stock.  Holders of the Series B Preferred Stock are entitled to receive dividends on each share of such stock equal to 7.625% per annum on the liquidation preference of $25.00 per share.  The dividends on the Series B Preferred Stock are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

In the event of our liquidation, dissolution or the winding up of our affairs, the holders of our Series A Convertible Preferred Stock and Series B Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets generally available for distribution to our equity holders and before any payment may be made to holders of our common stock.

Our obligations to the holders of Series A Convertible Preferred Stock and Series B Preferred Stock also could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition and the value of our common stock.

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

In the past, we have not paid cash dividends on our common stock on a regular basis, and an increase in the market price of our common stock, if any, may be the sole source of gain on an investment in our common stock. With the exception of dividends payable on our Series A Convertible Preferred Stock and Series B Preferred Stock, we currently plan to retain any future earnings for use in the operation and expansion of our business and may not pay any dividends on our common stock in the foreseeable future. The declaration and payment of all future dividends on our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Any decision by our board of directors to declare and pay dividends in the future will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions on dividends imposed by the documents governing the terms of the Series A Convertible Preferred Stock and Series B Preferred Stock and other factors that our board of directors may deem relevant. Consequently, appreciation in the market price of our common stock, if any, may be the sole source of gain on an investment in our common stock for the foreseeable future. Holders of the Series A Convertible Preferred Stock and Series B Preferred Stock are entitled to receive dividends on such stock that are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

We have the ability to issue additional preferred stock, warrants, convertible debt and other securities without shareholder approval. Our common stock may be subordinate to additional classes of preferred stock issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our articles of incorporation permit our board of directors to issue preferred stock without first obtaining shareholder approval, which we did in December 2019 when we issued the Series A Convertible Preferred Stock and in June and July 2021 when we issued the Series B Preferred Stock. If we issue additional classes of preferred stock, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue additional classes of convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

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

The Series B Preferred Stock rank junior to our Series A Convertible Preferred Stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A Convertible Preferred Stock has been satisfied. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A Convertible Preferred Stock and any future series or class of preferred stock we may issue that ranks senior to the Series B Preferred Stock. Our Articles of Incorporation, as amended (the “Articles of Incorporation”), authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and we currently have outstanding 400,000 shares of Series A Convertible Preferred Stock. We may issue up to 6,411,467 additional shares of preferred stock.

In addition, the Series B Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series B Preferred Stock. If we are forced to liquidate our assets to pay our creditors and holders of our Series A Convertible Preferred Stock, we may not have sufficient assets to pay amounts due on any or all of the Series B Preferred Stock then outstanding. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series B Preferred Stock. We may incur additional indebtedness and become more highly leveraged in the future, harming our financial position and potentially limiting our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to our Series B Preferred Stock if we incur additional indebtedness or issue additional preferred stock that ranks senior to the Series B Preferred Stock.

Future offerings of debt or senior equity securities may adversely affect the market price of the Series B Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series B Preferred Stock and may result in dilution to holders of the Series B Preferred Stock. We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we do not know the amount, timing or nature of any future offerings. Thus holders of the Series B Preferred Stock bear the risk of our future offerings reducing the market price of the Series B Preferred Stock and diluting the value of their holdings in us.

We may issue additional shares of the Series B Preferred Stock and additional series of preferred stock that rank on a parity with the Series B Preferred Stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B Preferred Stock and additional series of preferred stock that would rank on a parity with the Series B Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Articles of Amendment Establishing the Series B Preferred Stock without any vote of the holders of the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and we currently have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,188,533 shares of Series B Preferred Stock. We may issue up to 6,411,467 additional shares of preferred stock. The issuance of additional shares of Series B Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

In addition, although holders of the Series B Preferred Stock are entitled to limited voting rights with respect to such matters, the holders of the Series B Preferred Stock will vote separately as a class along with all other outstanding series of our preferred stock that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of the Series B Preferred Stock may be significantly diluted, and the holders of such other series of preferred stock that we may issue may be able to control or significantly influence the outcome of any vote.

Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series B Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Such issuances may also reduce or eliminate our ability to pay dividends on our common stock.

Holders of Series B Preferred Stock have extremely limited voting rights. Holders of Series B Preferred Stock have limited voting rights. Our common stock is the only class of our securities that carries full voting rights. Voting rights for holders of Series B Preferred Stock exist primarily with respect to the ability to elect (together with the holders of other outstanding series of our preferred stock, or additional series of preferred stock we may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to our board of directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series B Preferred Stock are in arrears, and with respect to voting on amendments to our Articles of Incorporation or Articles of Amendment Establishing the Series B Preferred Stock (in some cases voting together with the holders of other outstanding series of our preferred stock as a single class) that materially and adversely affect the rights of the holders of Series B Preferred Stock (and other series of preferred stock, as applicable) or create additional classes or series of our stock that are senior to the Series B Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than in limited circumstances, holders of Series B Preferred Stock do not have any voting rights.

The conversion feature of the Series B Preferred Stock may not adequately compensate holders of such stock, and the conversion and redemption features of the Series B Preferred Stock may make it more difficult for a party to take over our company and may discourage a party from taking over the Company. Upon the occurrence of a Delisting Event or Change of Control (as defined in the document governing the terms of the Series B Preferred Stock), holders of the Series B Preferred Stock will have the right (unless, prior to the Delisting Event Conversion Date or Change of Control Conversion Date, as applicable, we have provided or provide notice of our election to redeem the Series B Preferred Stock) to convert some or all of the Series B Preferred Stock into our common stock (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem the Series B Preferred Stock. Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to the Share Cap (as defined in the document governing the terms of the Series B Preferred Stock) multiplied by the number of shares of Series B Preferred Stock converted. If the common stock price is less than $19.275, subject to adjustment, the holders will receive a maximum of 1.29702 shares of our common stock per share of Series B Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B Preferred Stock. In addition, those features of the Series B Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of our common stock and Series B Preferred Stock with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.

Holders of Series B Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” Distributions paid to corporate U.S. holders on the Series B Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders on the Series B Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Although we presently have accumulated earnings and profits, we may not have sufficient current or accumulated earnings and profits during future fiscal years for the distributions on the Series B Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on the Series B Preferred Stock with respect to any fiscal year fail to be treated as dividends for U.S. federal income tax purposes, corporate U.S. holders would be unable to use the dividends-received deduction and non-corporate U.S. holders may not be eligible for the preferential tax rates applicable to “qualified dividend income” and generally would be required to reduce their tax basis in the Series B Preferred Stock by the extent to which the distribution is not treated as a dividend.

Holders of Series B Preferred Stock may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Series B Preferred Stock even though such holders do not receive a corresponding cash dividend. The conversion rate for the Series B Preferred Stock is subject to adjustment in certain circumstances. A failure to adjust (or to adjust adequately) the conversion rate after an event that increases the proportionate interest of the Series B Preferred Stock holders in us could be treated as a deemed taxable dividend to you. If a holder is a non-U.S. holder, any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Series B Preferred Stock. In April 2016, the U.S. Treasury issued proposed income tax regulations in regard to the taxability of changes in conversion rights that will apply to the Series B Preferred Stock when published in final form and may be applied to us before final publication in certain instances.

Note Regarding Risk Factors

The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, also may adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occurs, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock, Series B Preferred Stock or other securities could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30	—	$—	—	4,919,827
May 1 - May 31	8,747	$34.69	8,747	4,911,080
June 1 - June 30	—	$—	—	4,911,080
Total	8,747	$34.69	8,747	4,911,080

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were no such shares returned to us during the three months ended June 30, 2021.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2022.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

Dividends

In the past, we have occasionally returned cash to holders of our common stock through repurchases and have not paid cash dividends to holders of our common stock on a regular basis. As we continue to pursue our growth strategy, we will assess our cash flow, the long-term capital needs of our business and other uses of cash. Payment of any cash dividends in the future will depend upon, among other things, our results of operations, financial condition, cash requirements and contractual restrictions. Furthermore, dividends on our Series A Convertible Preferred Stock and Series B Cumulative Perpetual Preferred Stock are payable in preference to any common stock dividends. For additional information, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

August 13, 2021	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)