Form 10-Q
period 2021-09-30
Atlanticus Holdings Corp
filed 2021-11-12
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, 15,093,840 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2021	2020

Assets
Unrestricted cash and cash equivalents (including $93.5 million and $96.6 million associated with variable interest entities at September 30, 2021 and December 31, 2020, respectively)	$166,966	$178,102
Restricted cash and cash equivalents (including $30.9 million and $70.2 million associated with variable interest entities at September 30, 2021 and December 31, 2020, respectively)	47,808	80,859
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $753.8 million and $374.2 million associated with variable interest entities at September 30, 2021 and December 31, 2020, respectively)	846,160	417,098
Loans, interest and fees receivable, gross (including $404.1 million and $560.2 million associated with variable interest entities at September 30, 2021 and December 31, 2020, respectively)	511,140	667,556
Allowances for uncollectible loans, interest and fees receivable (including $76.8 million and $120.9 million associated with variable interest entities at September 30, 2021 and December 31, 2020, respectively)	(80,029)	(124,961)
Deferred revenue (including $7.4 million and $10.3 million associated with variable interest entities at September 30, 2021 and December 31, 2020, respectively)	(29,824)	(39,456)
Net loans, interest and fees receivable	1,247,447	920,237
Property at cost, net of depreciation	984	2,240
Investments in equity-method investee	—	1,415
Operating lease right-of-use assets	5,447	9,181
Prepaid expenses and other assets	14,292	15,180
Total assets	$1,482,944	$1,207,214
Liabilities
Accounts payable and accrued expenses	$38,627	$41,731
Operating lease liabilities	7,231	13,776
Notes payable, net (including $944.5 million and $827.1 million associated with variable interest entities at September 30, 2021 and December 31, 2020, respectively)	995,322	882,610
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	2,221	2,919
Convertible senior notes	—	24,386
Income tax liability	38,016	25,932
Total liabilities	1,081,417	991,354

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at September 30, 2021 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2020 (Note 4) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,575	99,350

Shareholders' Equity
Series B preferred stock, no par value, 3,188,533 shares issued and outstanding at September 30, 2021 and 0 shares issued and outstanding at December 31, 2020 (liquidation preference - $79.7 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 16,553,615 and 16,115,353 shares issued at September 30, 2021 and December 31, 2020, respectively; 15,094,382 and 16,115,353 (including 1,459,233 loaned shares to be returned) shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Paid-in capital	252,438	194,950
Retained earnings (deficit )	10,259	(117,666)
Treasury stock, 1,459,233 and 0 shares at September 30, 2021 and December 31, 2020, respectively, at cost	-	-
Total shareholders’ equity	262,697	77,284
Noncontrolling interests	(745)	(774)
Total equity	261,952	76,510
Total liabilities, preferred stock and shareholders' equity	$1,482,944	$1,207,214

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Consumer loans, including past due fees	$141,177	$103,643	$366,127	$306,902
Fees and related income on earning assets	54,085	35,488	140,658	102,532
Other revenue	8,655	4,722	20,546	10,358

Total operating revenue, net	203,917	143,853	527,331	419,792
Other non-operating revenue	32	635	3,458	950
Total revenue	203,949	144,488	530,789	420,742

Interest expense	(12,370)	(12,678)	(38,458)	(38,514)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(9,238)	(17,028)	(24,469)	(116,894)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(58,727)	(32,298)	(144,981)	(73,156)
Net margin	123,614	82,484	322,881	192,178

Operating expense:
Salaries and benefits	8,455	6,624	24,577	20,642
Card and loan servicing	19,239	16,309	54,838	47,747
Marketing and solicitation	16,462	7,016	40,441	26,523
Depreciation	268	327	900	932
Other	5,128	3,945	16,068	13,332
Total operating expense	49,552	34,221	136,824	109,176
Loss on repurchase and redemption of convertible senior notes	16,184	—	29,439	—
Income before income taxes	57,878	48,263	156,618	83,002
Income tax expense	(10,781)	(9,456)	(28,668)	(15,716)
Net income	47,097	38,807	127,950	67,286
Net (income) loss attributable to noncontrolling interests	(123)	48	(25)	159
Net income attributable to controlling interests	46,974	38,855	127,925	67,445
Preferred dividends and discount accretion	(6,629)	(4,788)	(16,054)	(12,283)
Net income attributable to common shareholders	$40,345	$34,067	$111,871	$55,162
Net income attributable to common shareholders per common share—basic	$2.67	$2.35	$7.41	$3.81
Net income attributable to common shareholders per common share—diluted	$1.96	$1.72	$5.43	$2.85

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and September 30, 2020

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2020	$—	$—	16,115,353	$—	$194,950	$(117,666)	$(774)	$76,510	$99,350	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,612)	—	—	(4,612)	—	—
Stock option exercises and proceeds related thereto	—	—	494,900	—	1,696	—	—	1,696	—	—
Compensatory stock issuances, net of forfeitures	—	—	39,942	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	—	—	545	—	—	545	—	—
Redemption and retirement of shares	—	—	(9,928)	—	(297)	—	—	(297)	—	—
Net income	—	—	—	—	—	44,075	(48)	44,027	—	—
Balance at March 31, 2021	$—	$—	16,640,267	$—	$192,207	$(73,591)	$(822)	$117,794	$99,425	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,663)	—	—	(4,663)	—	—
Stock option exercises and proceeds related thereto	—	—	833	—	1	—	—	1	—	—
Compensatory stock issuances, net of forfeitures	—	—	5,808	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	2,800,000	—	—	—	66,148	—	—	66,148	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Deferred stock-based compensation costs	—	—	—	—	687	—	—	687	—	—
Redemption and retirement of shares	—	—	(8,747)	—	(304)	—	—	(304)	—	—
Net income	—	—	—	—	—	36,876	(50)	36,826	—	—
Balance at June 30, 2021	2,800,000	$—	16,638,161	$—	$254,001	$(36,715)	$(868)	$216,418	$99,500	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,554)	—	—	(6,554)	—	—
Stock option exercises and proceeds related thereto	—	—	10,266	—	45	—	—	45	—	—
Compensatory stock issuances, net of forfeitures	—	—	14,500	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	388,533	—	—	—	9,122	—	—	9,122	—	—
Deferred stock-based compensation costs	—	—	—	—	1,092	—	—	1,092	—	—
Redemption and retirement of shares	—	—	(109,312)	—	(5,193)	—	—	(5,193)	—	—
Net income	—	—	—	—	—	46,974	123	47,097	—	—
Balance at September 30, 2021	3,188,533	$—	16,553,615	$—	$252,438	$10,259	$(745)	$261,952	$99,575	$40,000

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2019	—	$—	15,885,314	$—	$212,692	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(2,684)	—	—	(2,684)	—	—
Stock option exercises and proceeds related thereto	—	—	2,000	—	6	—	—	6	—	—
Compensatory stock issuances, net of forfeitures	—	—	64,915	—	—	—	—	—	—	—
Contributions by preferred unit holders	—	—	—	—	—	—	—	—	50,000	—
Deferred stock-based compensation costs	—	—	—	—	368	—	—	368	—	—
Redemption and retirement of shares	—	—	(74,724)	—	(559)	—	—	(559)	—	—
Net income	—	—	—	—	—	5,425	(63)	5,362	—	—
Balance at March 31, 2020	—	$—	15,877,505	$—	$209,748	$(206,361)	$(634)	$2,753	$99,125	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,661)	—	—	(4,661)	—	—
Stock option exercises and proceeds related thereto	—	—	37,667	—	114	—	—	114	—	—
Deferred stock-based compensation costs	—	—	—	—	281	—	—	281	—	—
Redemption and retirement of shares	—	—	(10,999)	—	(112)	—	—	(112)	—	—
Net income	—	—	—	—	—	23,165	(48)	23,117	—	—
Balance at June 30, 2020	—	$—	15,904,173	$—	$205,295	$(183,196)	$(682)	$21,417	$99,200	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,713)	—	—	(4,713)	—	—
Stock option exercises and proceeds related thereto	—	—	108,833	—	426	—	—	426	—	—
Compensatory stock issuances, net of forfeitures	—	—	3,125	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	—	—	303	—	—	303	—	—
Redemption and retirement of shares	—	—	(48,275)	—	(492)	—	—	(492)	—	—
Net income	—	—	—	—	—	38,855	(48)	38,807	—	—
Balance at September 30, 2020	—	$—	15,967,856	$—	$200,744	$(144,341)	$(730)	$55,673	$99,275	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$127,950	$67,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	448	5,959
Provision for losses on loans, interest and fees receivable	24,469	116,894
Interest expense from accretion of discount on notes	453	436
Income from accretion of merchant fees and discount associated with receivables purchases	(130,166)	(91,376)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	144,981	73,156
Amortization of deferred loan costs	3,761	3,853
Income from equity-method investments	(16)	(355)
Loss on repurchase and redemption of convertible senior notes	29,439	—
Deferred stock-based compensation costs	2,324	952
Lease liability payments	(7,837)	(7,689)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(70,980)	(30,373)
Increase in income tax liability	12,085	15,905
Increase (decrease) in accounts payable and accrued expenses	2,127	(10,833)
Other	957	3,959
Net cash provided by operating activities	139,995	147,774

Investing activities
Investments in equity-method investee	(398)	—
Proceeds from equity-method investee	560	791
Proceeds from recoveries on charged off receivables	9,110	11,773
Investments in earning assets	(1,432,768)	(953,197)
Proceeds from earning assets	1,128,653	760,461
Purchases and development of property, net of disposals	357	(745)
Net cash used in investing activities	(294,486)	(180,917)

Financing activities
Noncontrolling interests contributions	4	50,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	75,270	—
Preferred dividends	(15,582)	(8,855)
Proceeds from exercise of stock options	1,742	546
Purchase and retirement of outstanding stock	(5,794)	(1,163)
Proceeds from borrowings	507,227	249,353
Repayment of borrowings	(452,554)	(256,240)
Net cash provided by financing activities	110,313	33,641
Effect of exchange rate changes on cash	(9)	(17)
Net (decrease) increase in cash and cash equivalents	(44,187)	481
Cash and cash equivalents and restricted cash at beginning of period	258,961	176,394
Cash and cash equivalents and restricted cash at end of period	$214,774	$176,875
Supplemental cash flow information
Cash paid for interest	$35,203	$35,824
Net cash income tax payments (refunds)	$16,584	$(189)
Increase (decrease) in accrued and unpaid preferred dividends	$247	$3,203

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021 and 2020

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of Atlanticus Holdings Corporation (the “Company”) and those entities we control. We are a purpose driven financial technology company. We are primarily focused on facilitating consumer credit through the use of our financial technology and related services. Through our subsidiaries, we provide technology and other support services to lenders who offer an array of financial products and services to consumers who may have been declined by other providers of credit.

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

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) a portion (those which are not part of our Fair Value Receivables) of our U.S. point-of-sale and direct-to-consumer financing and other credit products platform within our Credit and Other Investments segment and (b) our Auto Finance segment’s operations. Our Credit and Other Investments segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $47.8 million, $146.1 million, $47.1 million and $139.7 million for the three and nine months ended September 30, 2021 and 2020, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

As of September 30, 2021 and  December 31, 2020, the weighted average remaining accretion period for the $29.8 million and $39.5 million of deferred revenue reflected in the consolidated balance sheets was 15 months and 14 months, respectively. Included within deferred revenue, are merchant fees and discounts on purchased loans of $22.0 million and $28.2 million as of September 30, 2021 and  December 31, 2020, respectively.

As a result of the COVID-19 pandemic and subsequent declaration of a national emergency on March 13, 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through September 30, 2021 we continued to actively work with consumers that indicated hardship as a result of COVID-19; however, the number of impacted consumers continued to be a diminishing part of our overall receivable base. In order to establish appropriate reserves for this population, we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(68.0)	$(1.4)	$(25.8)	$(95.2)
Provision for loan losses	(9.5)	(0.1)	0.4	(9.2)
Charge offs	20.1	0.3	7.0	27.4
Recoveries	(1.6)	(0.2)	(1.2)	(3.0)
Balance at end of period	$(59.0)	$(1.4)	$(19.6)	$(80.0)

For the Nine Months Ended September 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)
Provision for loan losses	(24.8)	—	0.3	(24.5)
Charge offs	60.3	1.1	20.7	82.1
Recoveries	(6.3)	(0.8)	(5.5)	(12.6)
Balance at end of period	$(59.0)	$(1.4)	$(19.6)	$(80.0)

As of September 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(59.0)	$(1.3)	$(19.6)	$(79.9)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$282.5	$93.4	$135.2	$511.1
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.3	$—	$0.3
Loans, interest and fees receivable collectively evaluated for impairment	$282.5	$93.1	$135.2	$510.8

For the Three Months Ended September 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(112.5)	$(1.8)	$(43.8)	$(158.1)
Provision for loan losses	(14.9)	(0.4)	(1.7)	(17.0)
Charge offs	39.3	0.6	15.0	54.9
Recoveries	(2.8)	(0.3)	(2.6)	(5.7)
Balance at end of period	$(90.9)	$(1.9)	$(33.1)	$(125.9)

For the Nine Months Ended September 30, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for loan losses	(96.1)	(1.8)	(19.0)	(116.9)
Charge offs	134.3	2.3	62.3	198.9
Recoveries	(7.8)	(0.8)	(13.0)	(21.6)
Balance at end of period	$(90.9)	$(1.9)	$(33.1)	$(125.9)

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(88.2)	$(1.4)	$(35.1)	$(124.7)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.3	$—	$2.3
Loans, interest and fees receivable collectively evaluated for impairment	$364.2	$90.9	$210.2	$665.3

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors we employ and through the sale of charged-off accounts to unrelated third-parties. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of operations. For the three and nine months ended September 30, 2021, $1.8 million and $6.9 million, respectively, of our recoveries noted above related to collections from third-party collectors we employ and $1.1 million and $5.7 million, respectively, related to sales of charged-off accounts to unrelated third-parties. For the three and months ended September 30, 2020, $2.8 million and $9.8 million, respectively, of our recoveries noted above related to collections from third-party collectors we employ and $2.9 million and $11.8 million, respectively, related to sales of charged-off accounts to unrelated third-parties.

An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of September 30, 2021 and  December 31, 2020 is as follows:

As of September 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.3	$5.9	$3.6	$16.8
60-89 days past due	6.9	2.0	3.0	11.9
90 or more days past due	29.2	1.5	11.2	41.9
Delinquent loans, interest and fees receivable, gross	43.4	9.4	17.8	70.6
Current loans, interest and fees receivable, gross	239.1	84.0	117.4	440.5
Total loans, interest and fees receivable, gross	$282.5	$93.4	$135.2	$511.1
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.3	$—	$1.3

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$12.4	$7.6	$5.1	$25.1
60-89 days past due	8.0	2.8	3.8	14.6
90 or more days past due	19.9	2.1	9.5	31.5
Delinquent loans, interest and fees receivable, gross	40.3	12.5	18.4	71.2
Current loans, interest and fees receivable, gross	323.9	80.7	191.8	596.4
Total loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

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

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of  September 30, 2021 and  December 31, 2020:

	As of
	September 30, 2021		December 31, 2020
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of TDRs	13,990	35,026	12,394	37,784
Number of TDRs that have been re-aged	1,222	3,032	2,788	7,846
Amount of TDRs on non-accrual status (in thousands)	$16,245	$23,060	$14,537	$26,989
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$1,779	$2,295	$4,662	$6,890
Carrying value of TDRs (in thousands)	$10,720	$14,649	$9,583	$14,287
TDRs - Performing (carrying value, in thousands)*	$8,643	$12,933	$7,420	$11,855
TDRs - Nonperforming (carrying value, in thousands)*	$2,077	$1,716	$2,163	$2,432

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 57,142 and 66,667 accounts in the amount of $62.2 million and $78.2 million during the twelve month periods ended September 30, 2021 and September 30, 2020, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	September 30, 2021		September 30, 2020
	Point-of-sale	Direct-to-consumer	Point-of-sale	Direct-to-consumer
Number of accounts	2,502	5,624	3,820	7,986
Loan balance at time of charge off (in thousands)	$3,420	$4,489	$5,333	$7,055

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

Income Taxes

We experienced effective tax rates of 18.7% and 18.3%, for the three and nine months ended September 30, 2021, compared to 19.6% and 18.9% for the three and nine months ended September 30, 2020.

Our effective tax rates for the three and nine months ended September 30, 2021, are below the statutory rate principally due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.  Offsetting these two items for the three and nine months ended September 30, 2021, are the effects on our effective tax rate of state and foreign income tax expense and executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986. Additionally, certain state tax valuation allowance releases and benefits received under the Coronavirus Aid, Relief, and Economic Security (CARES) Act in prior quarters of 2021 contributed to our effective tax rate being lower than the statutory rate for the nine months ended September 30, 2021.

Our effective tax rates for the three and nine months ended September 30, 2020, were below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Partially offsetting such effects on our effective tax rates were the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income tax expense during such periods.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of operations. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three and nine months ended September 30, 2021, and 2020.

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

Loss on repurchase and redemption of convertible senior notes

In periods where we repurchased or redeemed outstanding 5.875% convertible senior notes (“convertible senior notes”), we recorded any discount or premium paid for the repurchase or redemption (including accrued interest) relative to the amortized book value of the notes. In the three and nine months ended September 30, 2021, we repurchased or redeemed $12.7 million and $33.8 million, respectively, in face amount of our outstanding convertible senior notes for $25.4 million and $54.3 million, respectively, in cash (including accrued interest). The repurchase and redemption resulted in an aggregate loss of approximately $16.2 million and $29.4 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase), respectively. Upon acquisition, the notes were retired.  See Note 10, "Convertible Senior Notes" for more information.

Other non-operating revenue

Other non-operating revenue includes revenues associated with investments in equity method investees and other revenues not associated with our ongoing business operations.

Revenue from Contracts with Customers

Components (in thousands) of our revenue from contracts with customers are as follows:

	Credit and
For the Three Months Ended September 30, 2021	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$5,276	$—	$5,276
Servicing income	529	325	854
Service charges and other customer related fees	2,510	15	2,525
Total revenue from contracts with customers	$8,315	$340	$8,655

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Nine Months Ended September 30, 2021	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$12,167	$—	$12,167
Servicing income	1,266	949	2,215
Service charges and other customer related fees	6,119	45	6,164
Total revenue from contracts with customers	$19,552	$994	$20,546

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Three Months Ended September 30, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$2,732	$—	$2,732
Servicing income	262	265	527
Service charges and other customer related fees	1,447	16	1,463
Total revenue from contracts with customers	$4,441	$281	$4,722

(1) Interchange revenue is presented net of customer reward expense.

	Credit and
For the Nine Months Ended September 30, 2020	Other Investments	Auto Finance	Total
Interchange revenues, net (1)	$6,554	$—	$6,554
Servicing income	886	733	1,619
Service charges and other customer related fees	2,136	49	2,185
Total revenue from contracts with customers	$9,576	$782	$10,358

(1) Interchange revenue is presented net of customer reward expense.

Recent Accounting Pronouncements

In  June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10 and 2019-11) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019, the FASB issued ASU 2019-05, which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis.  ASU 2016-13 (and ASU 2019-05) was initially effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The FASB delayed the effective date of this standard until annual and interim periods beginning after December 15, 2022 for filers that qualified as smaller reporting companies at the time of the delay, with early adoption permitted. We plan to adopt ASU 2016-13 beginning January 1, 2022 utilizing the fair value option for all receivables currently measured at amortized cost.  This standard is expected to result in more potential volatility in the recorded value of the assets as these receivables are remeasured each period.  The impact upon adoption is expected to result in an increase to our opening retained earnings. The extent of the financial statement impact will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

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

We have evaluated subsequent events occurring after September 30, 2021,and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry and manage our business through the following two reportable segments: Credit and Other Investments, and Auto Finance.

Summary operating segment information (in thousands) is as follows:

Three Months Ended September 30, 2021	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$132,747	$8,430	$141,177
Fees and related income on earning assets	54,065	20	54,085
Other revenue	8,315	340	8,655
Other non-operating revenue	—	32	32
Total revenue	195,127	8,822	203,949
Interest expense	(12,109)	(261)	(12,370)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(9,192)	(46)	(9,238)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(58,727)	—	(58,727)
Net margin	$115,099	$8,515	$123,614
Income before income taxes	$55,134	$2,744	$57,878
Income tax expense	$(10,117)	$(664)	$(10,781)

Nine Months Ended September 30, 2021	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$341,113	$25,014	$366,127
Fees and related income on earning assets	140,603	55	140,658
Other revenue	19,552	994	20,546
Other non-operating revenue	3,404	54	3,458
Total revenue	504,672	26,117	530,789
Interest expense	(37,668)	(790)	(38,458)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(24,495)	26	(24,469)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(144,981)	—	(144,981)
Net margin	$297,528	$25,353	$322,881
Income before income taxes	$148,410	$8,208	$156,618
Income tax expense	$(26,670)	$(1,998)	$(28,668)
Total assets	$1,400,701	$82,243	$1,482,944

Three Months Ended September 30, 2020	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$95,684	$7,959	$103,643
Fees and related income on earning assets	35,471	17	35,488
Other revenue	4,441	281	4,722
Other non-operating revenue	625	10	635
Total revenue	136,221	8,267	144,488
Interest expense	(12,438)	(240)	(12,678)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(16,713)	(315)	(17,028)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(32,298)	—	(32,298)
Net margin	$74,772	$7,712	$82,484
Income before income taxes	$45,803	$2,460	$48,263
Income tax expense	$(8,821)	$(635)	$(9,456)

Nine Months Ended September 30, 2020	Credit and Other Investments	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$283,143	$23,759	$306,902
Fees and related income on earning assets	102,484	48	102,532
Other revenue	9,576	782	10,358
Other non-operating revenue	927	23	950
Total revenue	396,130	24,612	420,742
Interest expense	(37,590)	(924)	(38,514)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(115,142)	(1,752)	(116,894)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(73,156)	—	(73,156)
Net margin	$170,242	$21,936	$192,178
Income before income taxes	$76,794	$6,208	$83,002
Income tax expense	$(14,100)	$(1,616)	$(15,716)
Total assets	$960,527	$80,048	$1,040,575

4.	Shareholders’ Equity and Preferred Stock

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

During the three and nine months ended September 30, 2021, we repurchased and contemporaneously retired 109,312 and 127,987 shares of our common stock at an aggregate cost of $5,193,000 and $5,794,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and nine months ended September 30, 2020, we repurchased and contemporaneously retired 48,275 and 133,998 shares of our common stock at an aggregate cost of $492,000 and $1,163,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at  December 31, 2020, which were originally lent in connection with our November 2005 issuance of convertible senior notes. As of September 30, 2021, all loaned shares had been returned to us and are included as Treasury stock on our consolidated balance sheets.

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

Our equity-method investment outstanding at December 31, 2020 consisted of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. On September 30, 2021, we acquired the outstanding noncontrolling interest.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for this equity-method investee:

	As of
	September 30, 2021	December 31, 2020
Loans, interest and fees receivables, at fair value	$—	$1,994
Total assets	$—	$2,105
Total liabilities	$—	$10
Members’ capital	$—	$2,095

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net margin	$33	$546	$94	$638
Net income	$11	$513	$23	$532
Net income attributable to our equity investment investee	$8	$342	$16	$355

6.	Fair Values of Assets and Liabilities

As previously discussed, as of January 1, 2020, we elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020. We estimate the fair value of these receivables using a discounted cash flow model, and reevaluate the fair value of our Fair Value Receivables at the end of each quarter. Additionally, we may adjust our models to reflect macro events that we believe market participants would consider relevant. With the aforementioned market impacts of COVID-19 and related economic impacts, we included expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in chargeoffs and decrease in payments) above the level that historical trends would suggest.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  September 30, 2021 and  December 31, 2020 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2021 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$475,970	$401,287
Loans, interest and fees receivable, at fair value	$—	$—	$846,160	$846,160

Assets – As of December 31, 2020 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$586,908	$503,139
Loans, interest and fees receivable, at fair value	$—	$—	$417,098	$417,098

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2021 and 2020:

	Loans, Interest and Fees Receivables, at Fair Value
	2021	2020
Balance at January 1,	$417,098	$4,386
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	(83,052)	(69,779)
Chargeoffs, net of recoveries, included in earnings	(62,627)	(3,930)
Purchases	1,137,207	481,212
Settlements	(796,896)	(163,592)
Finance and fees, included in earnings	234,430	62,487
Balance at September 30,	$846,160	$310,784

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2021 and  December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at September 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$846,160	Discounted cash flows	Gross yield, net of finance charge charge-offs	21.3% to 47.3% (40.3%)
			Payment rate	5.1% to 12.5% (10.0%)
			Expected principal credit loss rate	6.6% to 27.0% (23.7%)
			Servicing rate	3.3% to 14.8% (4.4%)
			Discount rate	12.4% to 13.5% (13.0%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$417,098	Discounted cash flows	Gross yield, net of finance charge charge-offs	22.7% to 56.5% (43.3%)
			Payment rate	3.9% to 11.4% (8.5%)
			Expected principal credit loss rate	6.9% to 31.4% (24.8%)
			Servicing rate	2.9% to 14.2% (4.3%)
			Discount rate	12.8% to 13.5% (13.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2021 and  December 31, 2020 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$977,901	$977,901
Amortizing debt facilities	$—	$—	$17,421	$17,421
Convertible senior notes	$—	$—	$—	$—
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$2,221	$2,221

Liabilities – As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$857,068	$857,068
Amortizing debt facilities	$—	$—	$25,542	$25,542
Convertible senior notes	$—	$41,284	$—	$24,386
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$2,919	$2,919

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2021 and 2020.

	Notes Payable Associated with Structured Financings, at Fair Value
	2021	2020
Balance at January 1,	$2,919	$3,920
Net revaluations of notes payable associated with structured financings, at fair value, included in earnings	(698)	(553)
Repayments on outstanding notes payable, net	—	—
Balance at September 30,	$2,221	$3,367

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

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2021 and  December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at September 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$2,221	Discounted cash flows	Gross yield, net of finance charge charge-offs	26.1%
			Payment rate	5.1%
			Expected principal credit loss rate	7.3%
			Discount rate	12.7%

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Weighted Average
Notes payable associated with structured financings, at fair value	$2,919	Discounted cash flows	Gross yield, net of finance charge charge-offs	23.7%
			Payment rate	3.9%
			Expected principal credit loss rate	7.9%
			Discount rate	13.2%

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2021 and  December 31, 2020 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2021	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$1,850	$1,026,517
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$1,774	$951,905
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$1,485	$844,675
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$9	$2,199
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$31	$34,576

As of December 31, 2020	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$630	$515,434
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$589	$487,779
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$540	$416,558
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$1,847
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$12,972

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of September 30, 2021	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2020
Aggregate unpaid principal balance of notes payable	$101,314	$101,314
Aggregate fair value of notes payable	$2,221	$2,919

7.	Variable Interest Entities

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	September 30, 2021	December 31, 2020
Unrestricted cash and cash equivalents	$93.5	$96.6
Restricted cash and cash equivalents	30.9	70.2
Loans, interest and fees receivable, at fair value	753.8	374.2
Loans, interest and fees receivable, gross	404.1	560.2
Allowances for uncollectible loans, interest and fees receivable	(76.8)	(120.9)
Deferred revenue	(7.4)	(10.3)
Total Assets held by VIEs	$1,198.1	$970.0
Notes Payable, net held by VIEs	$944.5	$827.1
Notes Payable, at fair value held by VIEs	$2.2	$2.9
Maximum exposure to loss due to involvement with VIEs	$1,086.5	$864.4

8.	Leases

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost, gross	$1,740	$1,710	$5,187	$5,155
Sublease income	(1,292)	(1,334)	(3,876)	(3,901)
Net Operating lease cost	$448	$376	$1,311	$1,254
Cash paid under operating leases, gross	$2,635	$2,588	$7,837	$7,689

Weighted average remaining lease term - months	14
Weighted average discount rate	6.3%

As of September 30, 2021, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2021 (excluding the nine months ended September 30, 2021)	$2,633	$(1,855)	$778
2022	4,745	(3,112)	1,633
2023	465	—	465
2024	261	—	261
2025	139	—	139
Thereafter	63	—	63
Total lease payments	8,306	(4,967)	3,339
Less imputed interest	(1,075)
Total	$7,231

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of September 30, 2021, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

In August 2021, we entered into an operating lease agreement for our corporate headquarters in Atlanta, Georgia with an unaffiliated third party.  The new lease covers approximately 73,000 square feet and commences in June 2022 for a 146 month term. The total commitment under the new lease is approximately $27.8 million and is not included in the table above. A right-of-use asset and liability will be recorded at the commencement date of the lease.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of September 30, 2021 and  December 31, 2020 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2021	December 31, 2020

Revolving credit facilities at a weighted average interest rate equal to 4.5% as of September 30, 2021 (4.8% as of December 31, 2020) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,194.1 million as of September 30, 2021 ($943.6 million as of December 31, 2020)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2023) (1) (2) (3)	$33.4	$34.9
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2023) (2) (3) (4) (5)	28.7	50.0
Revolving credit facility, not to exceed $70.0 million (repaid in May 2021) (2) (3) (4) (5) (6)	—	5.8
Revolving credit facility, not to exceed $100.0 million (expiring October 15, 2022) (2) (3) (4) (5) (6)	10.0	10.0
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2022) (2) (3) (4) (5)	5.1	4.7
Revolving credit facility, not to exceed $100.0 million (expiring August 15, 2022) (2) (3) (4) (5) (6)	25.0	2.5
Revolving credit facility, not to exceed $200.0 million (repaid in June 2021) (3) (4) (5) (6)	—	200.0
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $25.0 million (expiring April 21, 2023) (2) (3) (4) (5)	23.8	7.8
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $15.0 million (expiring February 15, 2024) (3) (4) (5)	10.0	—
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	—
Revolving credit facility, not to exceed $75.0 million (expiring March, 2025) (3) (4) (5) (6)	—	—
Other facilities
Other debt	—	3.2
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Amortizing debt facility (repaid in September 2021) (2) (3) (4) (5)	—	5.0
Total notes payable before unamortized debt issuance costs and discounts	1,003.4	891.3
Unamortized debt issuance costs and discounts	(8.1)	(8.7)
Total notes payable outstanding, net	$995.3	$882.6

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of September 30, 2021, the LIBOR rate was 0.08% and the prime rate was 3.25%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $28.7 million was drawn as of September 30, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2023 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility with an initial $40.0 million borrowing limit available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $33.4 million was drawn as of September 30, 2021). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of September 30, 2021, the borrowing limit was $55.0 million and the facility matures on November 1, 2023. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In  February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes were secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes to an unaffiliated third party. The facility was repaid in May 2021. In connection with the repayment, we removed an accrual of $1.5 million associated with a contingent liability incurred with the issuance of the notes. Removal of the contingent liability was recorded as a component of Other non-operating revenue on our consolidated statements of operations.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $35.0 million was outstanding as of September 30, 2021) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.15% and LIBOR plus a range between 4.5% and 6.5%, respectively. The facilities mature on October 15, 2022 and August 15, 2022, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $23.8 million was drawn as of September 30, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2023 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $5.1 million was drawn as of September 30, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

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

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit.  The facility was repaid in September 2021.

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

In January 2021, we (through a wholly owned subsidiary) entered a term facility with a $15.0 million revolving borrowing limit (of which $10.0 million was drawn as of September 30, 2021) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the prime rate or 4%. The facility matures on February 15, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we entered a term facility with a $75 million limit (of which $0 was drawn as of September 30, 2021) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to 2.75%.  The terms of the facility allow for a 24 month revolving structure with an 18-month amortization period and the security matures March 2025.

As of September 30, 2021, we were in compliance with the covenants underlying our various notes payable.

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2021 and  December 31, 2020, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of September 30, 2021 and  December 31, 2020, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of September 30, 2021 and  December 31, 2020.

	Carrying Amounts at Fair Value as of
	September 30, 2021	December 31, 2020
Securitization facility (stated maturity of December 2021), outstanding face amount of $101.3 million as of September 30, 2021 ($101.3 million as of December 31, 2020) bearing interest at a weighted average 5.6% interest rate, based upon LIBOR, at September 30, 2021 (5.7% at December 31, 2020), which is secured by credit card receivables and restricted cash aggregating $2.2 million as of September 30, 2021 ($2.9 million as of December 31, 2020) in carrying amount	$2.2	$2.9

Contractual payment allocations within this credit card receivables structured financing provide for a priority distribution of cash flows to us to service the credit card receivables, a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows (if any) to us. The structured financing facility included in the above table is amortizing down along with collections of the underlying receivables and there are no provisions within the debt agreement that allow for acceleration or bullet repayment of the facility prior to its scheduled expiration date. The aggregate carrying amount of the credit card receivables and restricted cash that provide security for the $2.2 million in fair value of the structured financing facility indicated in the above table is $2.2 million, which means that we have no aggregate exposure to pre-tax equity loss associated with the above structured financing arrangement at September 30, 2021.

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

In the three and nine months ended September 30, 2021, we repurchased $0.9 million and $22.1 million, respectively, in face amount of our outstanding convertible senior notes for $1.6 million and $30.4 million, respectively, in cash (including accrued interest). The repurchase resulted in a loss of approximately $0.9 million and $14.1 million, respectively (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

On June 17, 2021, we provided notice of redemption of all outstanding convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. Upon final determination of the conversion consideration amount, we delivered to holders of the converting notes, cash of $1,000 per $1,000 aggregate principal amount of notes and $12.1 million of cash in respect of the remainder of the conversion obligation. The redemption resulted in a loss of approximately $15.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon redemption, the notes were retired.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

	As of
	September 30, 2021	December 31, 2020
Face amount of convertible senior notes	$—	$33,839
Discount	—	(9,453)
Net carrying value	$—	$24,386
Carrying amount of equity component included in paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

11.	Commitments and Contingencies

General

Under finance products available in the point-of-sale and direct-to-consumer channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $1.9 billion at September 30, 2021. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2021, CAR had unfunded outstanding floor-plan financing commitments totaling $12.8 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $16.9 million remains pledged as of September 30, 2021 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2021, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $50.8 million as of September 30, 2021 (of which we have accrued $0.6 million as of September 30, 2021 based on current claims). We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future.

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

12.	Net Income Attributable to Controlling Interests Per Common Share

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to controlling interests	$46,974	$38,855	$127,925	$67,445
Preferred stock and preferred unit dividends and accretion	(6,629)	(4,788)	(16,054)	(12,283)
Net income attributable to common shareholders—basic	40,345	34,067	111,871	55,162
Effect of dilutive preferred stock dividends and accretion	605	604	1,795	1,797
Net income attributable to common shareholders—diluted	$40,950	$34,671	$113,666	$56,959
Denominator:
Basic (including unvested share-based payment awards) (1)	15,118	14,523	15,104	14,462
Effect of dilutive stock compensation arrangements and exchange of preferred stock	5,732	5,625	5,832	5,515
Diluted (including unvested share-based payment awards) (1)	20,850	20,148	20,936	19,977
Net income attributable to common shareholders per share—basic	$2.67	$2.35	$7.41	$3.81
Net income attributable to common shareholders per share—diluted	$1.96	$1.72	$5.43	$2.85

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 278,425 and 376,301 for the three and nine months ended September 30, 2021, respectively, compared to 417,483 and 436,414 for the three and nine months ended September 30, 2020

As their effects were anti-dilutive, we excluded stock options to purchase 0.0 shares and 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and nine months ended September 30, 2021, respectively. No stock options were excluded for either the three or nine months ended September 30, 2020.

For the three and nine months ended  September 30, 2021 and 2020, we included 4,000,000, 4,000,000, 4,000,000 and 3,725,158 shares, respectively, in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 4, "Shareholders' Equity and Preferred Stock", for a further discussion of these convertible securities.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of September 30, 2021, 54,734 shares remained available for issuance under the ESPP and 1,613,958 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three and nine months ended September 30, 2021 and 2020.

Restricted Stock and Restricted Stock Units

During the nine months ended September 30, 2021 and 2020, we granted 53,584 and 61,373 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $1.7 million and $0.6 million, respectively. We incurred expenses of $0.9 million and $0.7 million during the nine months ended September 30, 2021 and 2020, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2021, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.3 million with a weighted-average remaining amortization period of 1.5 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. Options granted during 2021 were valued using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 5 years (which equals the expected term), volatility of 80.9% (based on the average of daily historical volatility using the expected term), and a risk-free rate of 0.86% (based on 5 year US Treasury securities). All options granted during the year vest ratably over a 3 year period conditioned upon continued employment with the Company. We had expense of $0.7 million,  $1.4 million, $0.1 million and $0.3 million related to stock option-related compensation costs during the three and nine months ended September 30, 2021 and 2020, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,423,466	$4.41
Issued	133,850	$37.37
Exercised	(505,999)	$3.44
Expired/Forfeited	(12,000)	$15.30
Outstanding at September 30, 2021	2,039,317	$6.75	1.4	$94,432,699
Exercisable at September 30, 2021	1,542,634	$3.49	0.8	$76,461,888

Options issued during the three and nine months ended September 30, 2021 had an aggregate grant-date fair value of $2.1 million and $3.2 million, respectively. No options were issued during the corresponding periods in 2020. We had $3.1 million and $1.4 million of unamortized deferred compensation costs associated with unvested stock options as of September 30, 2021 and  December 31, 2020, respectively.

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

In this Report, except as the context suggests otherwise, “Company,” “Atlanticus Holdings Corporation,” “Atlanticus,” “we,” “our,” “ours,” and “us” refer to Atlanticus Holdings Corporation and its subsidiaries and predecessors.

OVERVIEW

We utilize technology, proprietary analytics and a flexible technology platform to enable financial institutions to provide various credit and related financial services and products to everyday Americans. According to data published by FICO, 37% of Americans had FICO® scores of less than 700 as of the second quarter of 2021. We believe this equates to a population of over 100 million everyday Americans in need of additional access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating fairly priced consumer credit and financial service alternatives with value added features and benefits curated for the unique needs of these consumers, we endeavor to empower everyday Americans on a path to improved financial well-being.

Currently, within our Credit and Other Investments segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $26 billion in consumer loans over our 25-year operating history, to support lenders who originate a range of consumer loan products. These products include private label and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare point-of-sale (collectively "point-of-sale"), direct mail solicitation, online and partnerships with third parties. In the point-of-sale channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services, and home-improvements. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. We specialize in supporting this “second-look” credit service. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers and service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. By supporting a range of products through a multitude of channels, we enable lenders to provide the right type of credit, whenever and wherever the consumer has a need.

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

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our Credit and Other Investments segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

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

Subject to possible disruptions caused by COVID-19 and disruptions in supply chains, we believe that our point-of-sale and direct-to-consumer receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including: (1) investments in additional financial assets associated with point-of-sale and direct-to-consumer finance and credit activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses and (3) the repurchase or retirement of debt.

We elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables arising in accounts originated prior to January 1, 2020 will continue to be accounted for in our 2020 and subsequent financial statements at amortized cost, net. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable arising in accounts originated subsequent to January 1, 2020 will be carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables will no longer be deferred. We reevaluate the fair value of our Fair Value Receivables at the end of each quarter. As discussed elsewhere in this Report we plan to adopt ASU 2016-13 beginning January 1, 2022 utilizing the fair value option for all receivables currently measured at amortized cost.

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

The following are anticipated key impacts on our business and response initiatives taken by the Company, in coordination with our partners, to mitigate such impacts:

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to social distancing and uncertainties about the extent and duration of the pandemic. Additionally, earlier government stimulus programs decreased consumer need for credit products and generally led to an increase in customer payments. While we have seen some improvements in this area, to the extent this change in consumer spending behavior continues, receivables purchases could decline relative to the prior year. The extent to which our merchants have remained open for business has varied across merchant category and geographic location within the U.S. Furthermore, a number of our merchants have recently experienced labor shortages and supply chain disruptions. These trends could decrease consumer spending and our receivables growth.

Borrowers impacted by COVID-19 requesting hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchants and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19, related economic impacts, and labor shortages and supply chain disruptions could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part II, Item 1A “Risk Factors” and, in particular, “– The global outbreak of COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2021	2020	from 2020 to 2021
Total operating revenue	$203,917	$143,853	$60,064
Other non-operating revenue	32	635	(603)
Interest expense	(12,370)	(12,678)	308
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(9,238)	(17,028)	7,790
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(58,727)	(32,298)	(26,429)
Net margin	123,614	82,484	41,130
Operating expenses:
Salaries and benefits	8,455	6,624	(1,831)
Card and loan servicing	19,239	16,309	(2,930)
Marketing and solicitation	16,462	7,016	(9,446)
Depreciation	268	327	59
Other	5,128	3,945	(1,183)
Total operating expenses:	49,552	34,221	(15,331)
Loss on repurchase and redemption of convertible senior notes	16,184	—	(16,184)

Net income	47,097	38,807	8,290
Net (income) loss attributable to noncontrolling interests	(123)	48	(171)
Net income attributable to controlling interests	46,974	38,855	8,119
Net income attributable to controlling interests to common shareholders	40,345	34,067	6,278

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2021	2020	from 2020 to 2021
Total operating revenue	$527,331	$419,792	$107,539
Other non-operating revenue	3,458	950	2,508
Interest expense	(38,458)	(38,514)	56
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(24,469)	(116,894)	92,425
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(144,981)	(73,156)	(71,825)
Net margin	322,881	192,178	130,703
Operating expenses:
Salaries and benefits	24,577	20,642	(3,935)
Card and loan servicing	54,838	47,747	(7,091)
Marketing and solicitation	40,441	26,523	(13,918)
Depreciation	900	932	32
Other	16,068	13,332	(2,736)
Total operating expenses:	136,824	109,176	(27,648)
Loss on repurchase and redemption of convertible senior notes	29,439	—	(29,439)

Net income	127,950	67,286	60,664
Net (income) loss attributable to noncontrolling interests	(25)	159	(184)
Net income attributable to controlling interests	127,925	67,445	60,480
Net income attributable to controlling interests to common shareholders	111,871	55,162	56,709

Three and Nine Months Ended September 30, 2021, Compared to Three and Nine Months Ended September 30, 2020

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in point-of-sale finance and direct-to-consumer products, the receivables of which increased from $982.5 million as of September 30, 2020 to $1,441.5 million as of September 30, 2021. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and labor shortages, supply chain disruptions and other related economic impacts, we are currently experiencing continued period-over-period growth in point-of-sale and direct-to-consumer receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income and related fees for these operations for the remainder of 2021 and into 2022. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of point-of-sale operations as well as growth within existing partnerships and continued growth and marketing within the direct-to-consumer receivables. As discussed elsewhere in this Report, we have elected the fair value option to account for certain loan receivables associated with our point-of-sale and direct-to-consumer platform that are originated on or after January 1, 2020. As a result, annual fees and merchant fees that are charged upon the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period. This difference in recognition also served to increase our other fees on credit products (included as a component of "Fees and related income on earning assets" on our consolidated statements of operations). Other revenue on our consolidated statements of operations consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report, we plan to adopt ASU 2016-13 beginning January 1, 2022 utilizing the fair value option for all receivables currently measured at amortized cost. The impact of this adoption will result in an adjustment to our opening retained earnings with future changes in the fair value associated with these receivables being included as part of our "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" on our consolidated statements of operations. The above discussions on expectations for finance, fee and other income are based on our current expectations. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term.

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in point-of-sale and direct-to-consumer receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our point-of-sale and direct-to-consumer platform increased from $696.8 million as of September 30, 2020 to $944.5 million as of September 30, 2021. The majority of this increase in outstanding debt relates to the $300 million revolving credit facility that was established in June 2021. Despite this period over period increase, an overall decrease in the weighted average cost of funds, coupled with repurchases an redemptions of our convertible senior notes and the timing of the increases in debt balances, resulted in a year over year decline in interest expense. We anticipate additional debt financing over the next few quarters as we continue to grow, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Loss on repurchase and redemption of convertible senior notes. In the three and nine months ended September 30, 2021, we repurchased $0.9 million and $22.1 million, respectively, in face amount of our outstanding convertible senior notes for $1.6 million and $30.4 million, respectively, in cash (including accrued interest). The repurchase resulted in a loss of approximately $0.9 million and $14.1 million, respectively (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

On June 17, 2021, we provided notice of redemption of all outstanding convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. Upon final determination of the conversion consideration amount, we delivered to holders of the converting notes, cash of $1,000 per $1,000 aggregate principal amount of notes and $12.1 million of cash in respect of the remainder of the conversion obligation. The redemption resulted in a loss of approximately $15.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon redemption, the notes were retired.

In conjunction with the original offering of the convertible senior notes, we entered into a share lending agreement with JPMorgan Chase & Co. (as successor to Bear, Stearns International Limited and Bear, Stearns & Co. Inc.).  Pursuant to the share lending agreement, we lent JPMorgan Chase & Co. (“JPMorgan”) 5,677,950 shares of our common stock.  JPMorgan agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of the convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us.  At the retirement of the convertible senior notes, 1,459,233 shares of common stock remained outstanding under the share lending agreement.  In September 2021, JPMorgan returned the outstanding loaned shares, without consideration being payable in respect thereof.  As of September 30, 2021, these shares were held in treasury.

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

We have experienced a period-over-period decrease in this category between the years ended September 30, 2020 and September 30, 2021 primarily reflecting: 1) the effects of our adoption of the fair value option to account for certain loans receivable that are acquired on or after January 1, 2020 which has resulted in a decline in the outstanding receivables subject to this provision and 2) the overall reduction in delinquencies associated with these receivables in part due to government stimulus programs, which served to increase payments on outstanding receivables. This reduction in provision has been offset somewhat due to additional reserves associated with accounts that have been impacted due to COVID-19. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our Credit and Other Investments and Auto Finance segments for further credit quality statistics and analysis. Given our adoption of fair value accounting for certain receivables acquired on or after January 1, 2020, and absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on the ability of a consumer to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish, relative to levels experienced in prior periods, as the underlying receivables that continue to be recorded at net realizable value liquidate. Further, with the aforementioned adoption of fair value for all receivables currently accounted for at amortized cost, this category of expense will not be present in 2022, being replaced by changes in fair value recorded as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" on our consolidated statements of operations.

Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value. For credit card receivables for which we use fair value accounting (including those for which we elected the fair value option on January 1, 2020), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout the remainder of 2021 and into 2022 commensurate with growth in these receivables. Inversely (and to a lesser degree), we expect our change in fair value of notes payable associated with structured financings for our legacy credit card receivables recorded at fair value amounts to gradually diminish (absent significant changes in the assumptions used to determine these fair values) in the future. We may adjust our models to reflect macro events that we believe market participants would consider relevant. With the aforementioned market impacts of COVID-19 and related economic impacts, we have included some expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in chargeoffs and decrease in payments) above the level that historical trends would suggest. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expense. Total operating expense variances for the three and nine months ended September 30, 2020, relative to the three and nine months ended September 30, 2021, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect some marginal increase in this cost for the remainder of 2021 when compared to 2020 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses due to growth in receivables associated with our investments in point-of-sale and direct-to-consumer receivables, which grew from $982.5 million outstanding to $1,441.5 million outstanding at September 30, 2020 and September 30, 2021, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout the remainder of 2021. As our receivables have grown, we have significantly reduced our servicing costs per account, realizing greater economies of scale.

•

increases in marketing and solicitation costs primarily due to receivables growth associated with our direct-to-consumer and retail point-of-sale portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during the remainder of 2021 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•

other expenses primarily relate to fixed costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. On March 30, 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the consolidated statements of operations.

Income Taxes. We experienced effective tax rates of 18.7% and 18.3%, for the three and nine months ended September 30, 2021, compared to 19.6% and 18.9% for the three and nine months ended September 30, 2020.

Our effective tax rates for the three and nine months ended September 30, 2021, are below the statutory rate principally due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes.  Offsetting these two items for the three and nine months ended September 30, 2021, are the effects on our effective tax rate of state and foreign income tax expense and executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986. Additionally, certain state tax valuation allowance releases and benefits received under the Coronavirus Aid, Relief, and Economic Security (CARES) Act in prior quarters of 2021 contributed to our effective tax rate being lower than the statutory rate for the nine months ended September 30, 2021.

Our effective tax rates for the three and nine months ended September 30, 2020, were below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values. Partially offsetting such effects on our effective tax rates were the effects of accruals of interest on unpaid federal tax liabilities and uncertain tax positions and state and foreign income tax expense during such periods.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of operations. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three and nine months ended September 30, 2021, and 2020.

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

These non-GAAP financial measures are presented for supplemental informational purposes only. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, GAAP financial measures. These non-GAAP financial measures may differ from the non-GAAP financial measures used by other companies. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures or the calculation of the non-GAAP financial measures are provided below for each of the fiscal periods indicated.

These non-GAAP financial measures include only the performance of those receivables underlying consolidated subsidiaries (for receivables carried at amortized cost basis and fair value) and exclude the performance of receivables held by our former equity method investee. As the receivables underlying our former equity method investee reflect a small and diminishing portion of our overall receivables base, we do not believe their inclusion or exclusion in the overall results is material. Additionally, we calculate average managed receivables based on the quarter-end balances.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2021			2020				2019
(in Millions)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sept. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31
Loans, interest and fees receivable, at fair value	$846.2	$644.7	$481.4	$417.1	$310.8	$177.9	$89.4	$4.4
Fair value mark against receivable (2)	$182.2	$148.6	$112.3	$99.0	$71.8	$42.7	$17.5	$2.0
Loans, interest and fees receivable, at face value	$1,028.4	$793.3	$593.7	$516.1	$382.6	$220.6	$106.9	$6.4

(1) As discussed in more detail above in "—Overview," we elected the fair value option to account for certain loans receivable associated with our point-of-sale and direct-to-consumer platform that are acquired on or after January 1, 2020.

(2) The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, “Fair Value of Assets and Liabilities” to our consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

	At or for the Three Months Ended
	2021			2020				2019
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Loans, interest and fees receivable, gross	$417.8	$454.2	$498.8	$574.3	$604.8	$679.6	$810.6	$908.4
Loans, interest and fees receivable, gross from fair value reconciliation above	1,028.4	793.3	593.7	516.1	382.6	220.6	106.9	6.4
Total managed receivables	$1,446.2	$1,247.5	$1,092.5	$1,090.4	$987.4	$900.2	$917.5	$914.8

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

	At or for the Three Months Ended
	2021			2020				2019
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$132.7	$114.3	$94.1	$95.7	$95.6	$92.2	$95.3	$77.1
Fees and related income on earning assets	54.1	49.5	37.0	31.4	35.5	32.4	34.6	24.2
Other revenue	8.4	7.0	4.2	4.8	4.5	2.6	2.5	4.4
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(14.7)	(18.6)	(5.5)	(6.6)	(19.2)	(16.7)	(10.5)	—
Adjustments due to acceleration of annual fees recognition under fair value accounting	(12.0)	(12.3)	(4.6)	(1.1)	(7.8)	(6.2)	(8.6)	—
Removal of expense accruals under GAAP	0.2	(0.4)	0.2	(0.1)	(0.7)	(0.1)	1.4	—
Total managed yield	$168.7	$139.5	$125.4	$124.1	$107.9	$104.2	$114.7	$105.7

The calculation of Combined net charge offs used in our Combined net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2021			2020				2019
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$25.6	$22.7	$14.3	$8.6	$3.3	$0.4	$0.3	$0.2
Gross charge offs on non fair value accounts	27.1	27.6	26.3	30.6	54.3	71.8	70.5	49.9
Recoveries on non fair value accounts	(2.7)	(5.7)	(3.4)	(4.3)	(5.4)	(11.0)	(4.4)	(2.6)
Combined net charge-offs	$50.0	$44.6	$37.2	$34.9	$52.2	$61.2	$66.4	$47.5

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

The following table presents the delinquency trends of the receivables we manage within our Credit and Other Investments segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2021												2020
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,028,367	$417,767	$1,446,134		$793,333	$454,191	$1,247,524		$593,703	$498,806	$1,092,509		$516,064	$574,309	$1,090,373
30 or more days past due	$114,156	$61,122	$175,278	12.1%	$62,838	$63,139	$125,977	10.1%	$46,150	$46,083	$92,233	8.4%	$43,881	$58,744	$102,625	9.4%
60 or more days past due	$79,393	$50,280	$129,673	9.0%	$41,627	$47,774	$89,401	7.2%	$35,132	$35,224	$70,356	6.4%	$29,794	$41,214	$71,008	6.5%
90 or more days past due	$51,061	$40,396	$91,457	6.3%	$26,717	$29,022	$55,739	4.5%	$25,732	$28,011	$53,743	4.9%	$19,498	$29,382	$48,880	4.5%
Averaged managed receivables			$1,346,829				$1,170,017				$1,091,441				$1,038,879
Total managed yield ratio, annualized (1)			50.1%				47.7%				46.0%				47.8%
Combined net charge-off ratio, annualized (2)			14.8%				15.2%				13.6%				13.4%

	At or for the Three Months Ended
	2020												2019
	Sept. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$382,580	$604,805	$987,385		$220,603	$679,593	$900,196		$106,899	$810,582	$917,481		$6,404	$908,424	$914,828
30 or more days past due	$20,238	$55,393	$75,631	7.7%	$8,974	$87,214	$96,188	10.7%	$1,322	$145,260	$146,582	16.0%	$427	$139,661	$140,088	15.3%
60 or more days past due	$12,844	$42,096	$54,940	5.6%	$5,913	$74,443	$80,356	8.9%	$221	$113,536	$113,757	12.4%	$314	$103,870	$104,184	11.4%
90 or more days past due	$8,355	$30,718	$39,073	4.0%	$3,029	$58,821	$61,850	6.9%	$155	$82,501	$82,656	9.0%	$221	$73,868	$74,089	8.1%
Averaged managed receivables			$943,791				$908,839				$916,155				$845,465
Total managed yield ratio, annualized (1)			45.7%				45.9%				50.1%				50.0%
Combined net charge-off ratio, annualized (2)			22.1%				26.9%				29.0%				22.5%

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

The following table presents additional trends and data with respect to our point-of-sale (“Retail”) and direct-to-consumer (“Direct”) receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Retail - At or for the Three Months Ended
	2021												2020
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$553,343	$135,213	$688,556		$472,362	$154,865	$627,227		$384,220	$175,786	$560,006		$334,342	$209,878	$544,220
30 or more days past due	$53,348	$17,793	$71,141	10.3%	$32,779	$18,300	$51,079	8.1%	$23,254	$12,396	$35,650	6.4%	$24,151	$18,400	$42,551	7.8%
60 or more days past due	$37,464	$14,218	$51,682	7.5%	$21,084	$13,311	$34,395	5.5%	$17,317	$9,010	$26,327	4.7%	$16,102	$13,290	$29,392	5.4%
90 or more days past due	$25,277	$11,224	$36,501	5.3%	$13,042	$7,860	$20,902	3.3%	$12,681	$6,810	$19,491	3.5%	$10,807	$9,490	$20,297	3.7%
Average APR			18.4%				19.2%				19.7%				19.7%
Receivables purchased during period			$211,272				$217,015				$157,607				$152,855

	Retail - At or for the Three Months Ended
	2020												2019
	Sept. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$260,338	$233,605	$493,943		$156,466	$274,652	$431,118		$72,803	$333,299	$406,102		$—	$397,691	$397,691
30 or more days past due	$12,339	$18,282	$30,621	6.2%	$5,394	$26,795	$32,189	7.5%	$962	$48,395	$49,357	12.2%	$—	$52,777	$52,777	13.3%
60 or more days past due	$7,299	$13,312	$20,611	4.2%	$3,705	$21,918	$25,623	5.9%	$—	$37,657	$37,657	9.3%	$—	$38,728	$38,728	9.7%
90 or more days past due	$4,517	$9,478	$13,995	2.8%	$2,014	$17,176	$19,190	4.5%	$—	$27,674	$27,674	6.8%	$—	$27,225	$27,225	6.8%
Average APR			19.0%				19.8%				21.3%				22.1%
Receivables purchased during period			$170,232				$141,094				$110,479				$116,327

	Direct - At or for the Three Months Ended
	2021												2020
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$470,394	$282,554	$752,948		$317,370	$299,326	$616,696		$205,474	$323,020	$528,494		$177,281	$364,431	$541,712
30 or more days past due	$60,647	$43,329	$103,976	13.8%	$29,894	$44,839	$74,733	12.1%	$22,743	$33,687	$56,430	10.7%	$19,556	$40,344	$59,900	11.1%
60 or more days past due	$41,823	$36,062	$77,885	10.3%	$20,443	$34,463	$54,906	8.9%	$17,713	$26,214	$43,927	8.3%	$13,571	$27,924	$41,495	7.7%
90 or more days past due	$25,701	$29,172	$54,873	7.3%	$13,612	$21,162	$34,774	5.6%	$12,988	$21,201	$34,189	6.5%	$8,616	$19,892	$28,508	5.3%
Average APR			27.0%				27.1%				26.3%				26.6%
Receivables purchased during period			$351,474				$283,931				$174,792				$190,596

	Direct - At or for the Three Months Ended
	2020												2019
	Sept. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$117,379	$371,200	$488,579		$59,026	$404,941	$463,967		$28,332	$477,283	$505,615		$—	$510,733	$510,733
30 or more days past due	$7,730	$37,111	$44,841	9.2%	$3,351	$60,419	$63,770	13.7%	$31	$96,865	$96,896	19.2%	$—	$86,884	$86,884	17.0%
60 or more days past due	$5,429	$28,784	$34,213	7.0%	$2,023	$52,525	$54,548	11.8%	$—	$75,879	$75,879	15.0%	$—	$65,142	$65,142	12.8%
90 or more days past due	$3,756	$21,240	$24,996	5.1%	$889	$41,645	$42,534	9.2%	$—	$54,827	$54,827	10.8%	$—	$46,643	$46,643	9.1%
Average APR			26.1%				24.6%				26.1%				27.0%
Receivables purchased during period			$174,768				$117,367				$127,825				$195,243

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $459.0 million in net receivables growth associated with the point-of-sale and direct-to-consumer products offered by our bank partners between September 2020 and September 2021. The addition of large point-of-sale retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped net growth in our point-of-sale receivables by $194.6 million and $128.3 million in the twelve months ended September 30, 2021 and 2020, respectively. Our direct-to-consumer receivables experienced net growth of over $264.4 million and $85.2 million, net during the twelve months ended September 30, 2021 and 2020, respectively. The decline in the pace of receivables growth for our direct-to-consumer receivables in 2020 and through the second quarter of 2021 was largely driven by reduced consumer demand for general-purpose card products coupled with higher payments on outstanding amounts largely as a result of the various government stimulus programs in effect. We have noted recent recoveries in consumer spending behavior and increased demand for general-purpose credit products, that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue through the remainder of the year (absent further potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the point-of-sale origination platform, the timing and size of solicitations within the direct-to-consumer platform by our bank partner, as well as purchase activity of consumers. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 65% of the above referenced Retail period-end managed receivables outstanding as of September 30, 2021.

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

As we continue to acquire newer point-of-sale and direct-to-consumer receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new point-of-sale and direct-to-consumer receivables given the continued growth and age of the related accounts as well as government stimulus efforts. The aforementioned positive impacts related to government stimulus programs have served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderate, with no further government stimulus programs or other interventions, we expect increased overall delinquency rates when compared to prior periods, as the existing receivables mature through their peak charge-off periods. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19, however, the number of impacted consumers continues to be a diminishing part of our overall receivable base. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims. In 2020 and early 2021, nearly all of these customers were considered current and thus not included as delinquent receivables. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. Given this, and absent the potential impacts COVID-19 and related economic impacts, may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total managed yield ratio, annualized. We continue to experience growth in newer, higher yielding receivables, including direct-to-consumer receivables and our point-of-sale receivables. While this growth has contributed to consistently higher total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. Direct-to-consumer receivables tend to have higher total yields than point-of-sale receivables, so declines in the growth of our managed receivables that includes direct-to-consumer receivables in periods noted above, contributed to slightly lower total managed yield ratios for those periods in 2021 and 2020. Additionally, lower delinquencies (and thus associated fee billings) noted during 2020 and 2021, in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables, contributed to an overall lower total managed yield ratio. Recent growth in our direct-to-consumer receivables in excess of the growth experienced in our point-of-sale receivables, along with expected increased delinquency rates associated with those receivables, has resulted in an increase in our total managed yield ratio. We currently expect continued higher growth rates for our direct-to consumer receivables when compared to growth rates for our point-of-sale receivables and, as such, expect to see continued managed yield ratios similar to those experienced in the third quarter of 2021. Our fourth quarter 2019 total managed yield ratio excludes the impact of $37.8 million associated with reductions in reserves associated with one of our portfolios.

Absent the potential impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect total managed yield ratios to continue to fluctuate somewhat based on the relative mix of growth in point-of-sale receivables and higher yielding direct-to-consumer credit card receivables.

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

Growth within our direct-to-consumer receivables (as a percent of outstanding receivables) has resulted in increases in our charge-off rates over time. The first and second quarters 2020 combined net charge-off ratios reflect receivable growth during 2019 reaching peak charge-off during those periods. Slightly offsetting the combined net charge-off ratio in the second quarter of 2020 are the positive impacts of a bulk sale of charged off receivables in that period. Absent this sale, the combined net charge-off ratio would have been 29.1%. Improvements in our delinquency rates throughout 2020 and continuing throughout 2021 as a result of the increases in customer payments noted above have resulted in lower charge-offs than we would have otherwise expected. As we continue to experience lower than expected delinquency rates, we expect these improvements will continue to result in lower combined net charge-off rates for the remainder of 2021 and early 2022 (with some increases expected over current ratios), when compared to comparable prior periods (i.e., those periods prior to COVID-19 and the resulting government stimulus programs).

Notwithstanding the improvements we have recently experienced in delinquency rates, we expect the continued growth in point-of-sale and direct-to-consumer receivables to result in higher charge-offs than those experienced in 2020. This expectation is based on the following: (1) higher expected charge off rates on the point-of-sale and direct-to-consumer receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined net charge-offs, (3) recent vintages reaching peak charge-off periods, (4) our receivables growth during 2021 and (5) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The potential impacts COVID-19 and related economic impacts, government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

We previously referred to this financial measure as "combined gross charge-off ratio." We have renamed this financial measure to more accurately describe its content and have not changed the calculation of this measure.

Average APR. Our average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables originated through our point-of-sale platform range from 0% to 36.0%. For direct-to-consumer receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in the remainder of 2021 and early 2022 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our point-of-sale receivable purchases experienced overall growth largely based on the addition of new point-of-sale retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our lending partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years. Our direct-to-consumer receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our lending partner and the availability of capital to fund new purchases. Nonetheless, absent the potential impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect continued growth in the acquisition of these receivables for the remainder of 2021 and 2022.

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

Collectively, as of September 30, 2021, we served more than 600 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2021			2020				2019
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$8.4	$8.4	$8.2	$8.0	$8.0	$7.9	$7.9	$7.9
Other revenue	0.3	0.4	0.3	0.3	0.3	0.3	0.2	0.2
Total managed yield	$8.7	$8.8	$8.5	$8.3	$8.3	$8.2	$8.1	$8.1

The calculation of Combined net charge offs used in our Combined net charge-off ratio follows (in millions):

	At or for the Three Months Ended
	2021			2020				2019
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
Gross charge offs	$0.3	$0.2	$0.6	$0.7	$0.6	$0.8	$0.9	$1.2
Recoveries	(0.2)	(0.3)	(0.3)	(0.3)	(0.3)	(0.2)	(0.3)	(0.3)
Combined net charge-offs	$0.1	$(0.1)	$0.3	$0.4	$0.3	$0.6	$0.6	$0.9

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2021						2020								2019
	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables
Period-end managed receivables	$93,374		$93,164		$94,128		$93,247		$90,514		$89,637		$90,226		$89,785
30 or more days past due	$9,403	10.1%	$8,473	9.1%	$8,088	8.6%	$12,580	13.5%	$10,120	11.2%	$9,866	11.0%	$11,261	12.5%	$13,647	15.2%
60 or more days past due	$3,548	3.8%	$2,913	3.1%	$3,529	3.7%	$4,942	5.3%	$4,101	4.5%	$3,959	4.4%	$4,519	5.0%	$5,581	6.2%
90 or more days past due	$1,534	1.6%	$1,234	1.3%	$1,693	1.8%	$2,141	2.3%	$1,865	2.1%	$2,029	2.3%	$2,452	2.7%	$2,573	2.9%
Average managed receivables	$93,269		$93,646		$93,688		$91,881		$90,076		$89,932		$90,006		$89,618
Total managed yield ratio, annualized (1)	37.3%		37.6%		36.3%		36.1%		36.9%		36.5%		36.0%		36.2%
Combined net charge-off ratio, annualized (2)	0.4%		-0.4%		1.3%		1.7%		1.3%		2.7%		2.7%		4.0%
Recovery ratio, annualized (3)	0.9%		1.3%		1.3%		1.3%		1.3%		0.9%		1.3%		1.3%

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

Managed receivables. Absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for the remainder of 2021 and early 2022 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. Included in the fourth quarter of 2020 was an unplanned bulk purchase of receivables that increased our period over period growth and kept receivables levels higher in the first quarter of 2021 when compared to the first quarter of 2020. While we continually evaluate bulk purchases of receivables, the timing and size of the purchases are difficult to predict. Although receivable levels in each period of 2020 were roughly equal to those in 2019 (with the exception of the fourth quarter of 2020), this primarily reflects strong customer payments throughout 2020 offsetting receivables growth when compared to the same periods of 2019.

Delinquencies. Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first quarter of 2021 and in 2020 periods due to stronger than anticipated customer payment behavior. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. As discussed, elsewhere in this Report, recent delinquency rates have benefitted from government stimulus programs that have resulted in customer payments in excess of historical experience. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Combined net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined net charge-off ratio. This is evidenced by the slightly elevated combined net charge-off rate we experienced during the fourth quarter of 2019. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we could experience variation in these expectations.

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

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

As discussed elsewhere in this Report, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around consumer spending, credit quality, levels of liquidity, labor availability and supply chain management. The ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments, which are highly uncertain.

We believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities, and access to the capital markets will provide adequate resources to fund our operating and financing needs.

Our primary focus is expanding the reach of our financial technology so that we grow our point-of-sale and direct-to-consumer credit card receivables and generate revenues from these investments that will allow us to maintain consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in direct-to-consumer finance products have resulted in year-over-year growth of total managed receivables levels, and we expect growth to continue in the coming quarters.

Accordingly, we will continue to focus on (i) obtaining the funding necessary to meet capital needs required by the growth of our receivables, (ii) adding new retail partners to our platform to continue growth of the point-of-sale receivables, (iii) continuing growth in direct-to-consumer credit card receivables and (iv) effectively managing costs.

All of our Credit and Other Investments segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of September 30, 2021 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 15, 2022) that is secured by certain receivables and restricted cash	$5.1
Revolving credit facility (expiring August 15, 2022) that is secured by certain receivables and restricted cash	25.0
Revolving credit facility (expiring October 15, 2022) that is secured by certain receivables and restricted cash	10.0
Revolving credit facility (expiring April 21, 2023) that is secured by certain receivables and restricted cash	23.8
Total	$63.9

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 9, “Notes Payable,” to our consolidated financial statements included herein.

In the three and nine months ended September 30, 2021, we repurchased $0.9 million and $22.1 million, respectively, in face amount of our outstanding convertible senior notes for $1.6 million and $30.4 million, respectively, in cash (including accrued interest). The repurchase resulted in a loss of approximately $0.9 million and $14.1 million, respectively (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

On June 17, 2021, we provided notice of redemption of all outstanding convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. Upon final determination of the conversion consideration amount, we delivered to holders of the converting notes, cash of $1,000 per $1,000 aggregate principal amount of notes and $12.1 million of cash in respect of the remainder of the conversion obligation. The redemption resulted in a loss of approximately $15.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon redemption, the notes were retired.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. On March 30, 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 12, “Net Income Attributable to Controlling Interests Per Common Share” to our consolidated financial statements for more information.

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

In June and July 2021, we issued an aggregate of 3,188,533 shares of 7.625% Series B Cumulative Perpetual Preferred Stock, liquidation preference of $25.00 per share (the “Series B Preferred Stock”) for net proceeds of approximately $76.5 million after deducting underwriting discounts and commissions, but before deducting expenses and the structuring fee.  We pay cumulative cash dividends on the Series B Preferred Stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

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

At September 30, 2021, we had $167.0 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the nine months ended September 30, 2021 and 2020 are as follows:

•

During the nine months ended September 30, 2021, we generated $140.0 million of cash flows from operations compared to our generating $147.8 million of cash flows from operations during the nine months ended September 30, 2020. The decrease in cash provided by operating activities was principally related to slight decreases in finance and fee collections associated with point-of-sale and direct-to-consumer receivables as government stimulus payments declined and consumer payments return to normalized levels as well as a bulk sale of charge-off accounts in the nine months ended September 30, 2020 which resulted in proceeds of $5.0 million.

•

During the nine months ended September 30, 2021, we used $294.5 million of cash in our investing activities, compared to use of $180.9 million of cash in investing activities during the nine months ended September 30, 2020. This increase in cash used is primarily due to significant increases in the level of net investments in the point-of-sale and direct-to-consumer receivables relative to the same period in 2020 primarily due to increased consumer spending offset by strong customer payments noted in the first and second quarters of 2021. While we are now seeing some increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the nine months ended September 30, 2021, we generated $110.3 million of cash in financing activities, compared to our generating of $33.6 million of cash in financing activities during the nine months ended September 30, 2020. In both periods, the data reflect borrowings associated with point-of-sale and direct-to-consumer receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further, during the second and third quarters of 2021, we issued Series B Preferred Stock, which resulted in net proceeds (after associated expenses) of $75.3 million. Offsetting capital raised through the preferred stock issuance was the repurchase and redemption of $33.8 million in face amount of our outstanding convertible senior notes for $54.3 million in cash (including accrued interest). The repurchase and redemption resulted in an aggregate loss of approximately $29.4 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Further, on March 30, 2020, a wholly-owned subsidiary issued 50.0 million Class B preferred units at a purchase price of $1.00 per unit.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund additional investments in point-of-sale and direct-to-consumer finance receivables as well as the acquisition of credit card receivables portfolios. Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2022. As of September 30, 2021, we were authorized to repurchase a remaining 4,911,080 shares under this share repurchase plan.

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

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the nine months ended September 30, 2021 and 2020, we received $286,048 and $225,003, respectively, of reimbursed costs from HBR associated with these leased employees.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, the labor market supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, the capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for our products; changes in the credit quality and fair value of our credit card loans, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare point-of-sale (collectively "point-of-sale") finance operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our point-of-sale finance operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

•	our reliance on proprietary and third-party technology;
•	the availability of adequate financing to support growth;
•	the extent to which federal, state and local governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
•	current and future litigation and regulatory proceedings against us;
•	the effect of adverse economic conditions on our revenues, loss rates and cash flows;
•	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
•	the adequacy of our allowances for uncollectible loans, interest and fees receivable and estimates of loan losses used within our risk management and analyses;
•	the possible impairment of assets;
•	the duration and magnitude of the impact of the COVID-19 pandemic on credit usage, payment patterns and the capital markets;
•	our ability to manage costs in line with the expansion or contraction of our various business lines;
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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. The global impact of the outbreak has led to many federal, state and local governments instituting quarantines and restrictions on travel. There also have been disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance and financial results.

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

The outbreak of COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and many national, state and local governments have instituted quarantines, restrictions on travel and closures or limitations on non-essential businesses. There also have been disruptions in global supply chains, that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in point-of-sale finance and direct-to-consumer receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for point-of-sale finance and direct-to-consumer receivables grew to $1,441.5 million at September 30, 2021 from $982.5 million at September 30, 2020. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

The case law involving whether an originating lender, on the one hand, or a third-party, on the other hand, is the “true lenders” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third-parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to the receivables originated by the bank that utilizes our technology platform and other services, such receivables could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If the bank that originates loans utilizing our technology platform were subject to such a lawsuit, it may elect to terminate its relationship with us voluntarily or at the direction of its regulators, and if it lost the lawsuit, it could be forced to modify or terminate such relationship.

In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the U.S. Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the U.S. Supreme Court to deny certiorari, the U.S. Solicitor General, joined by the Office of the Comptroller of the Currency (“OCC”), noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the U.S. District Court for the Southern District of New York concluded on February 27, 2017 that New York’s state usury law, not Delaware’s state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. At this time, it is unknown whether Madden will be applied outside of the defaulted debt context in which it arose. The facts in Madden are not directly applicable to our business, as we do not engage in practices similar to those at issue in Madden. However, to the extent that the holding in Madden is broadened to cover circumstances applicable to our business, or if other litigation on related theories were brought against us or others and were successful, or we otherwise were found to be the “true lender,” we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.

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

The bank that we support in connection with its extension of loans and one of our subsidiaries currently are involved in a dispute with the Maryland Commissioner of Financial Regulation with respect to the extent to which federal preemption preempts state regulation of bank activities related to the lending process, such as lender licensing requirements and aspects of those licensing requirements that purport to limit the rate of interest that can be charged. The Commissioner issued a "charge letter" making various assertions regarding the applicability of the licensing requirements and interest rate limitations, the bank and our subsidiary removed the resulting administrative proceeding to federal court, and the Commissioner currently is contesting that removal. The ultimate remedy sought by the Commissioner is the invalidation of loans to Maryland residents. We believe that preemption should apply and that the licensing requirements should not apply to the bank in its making loans in Maryland, but the ultimate outcome could be unfavorable. In light of the amount of loans involved, we do not believe that an adverse outcome would be material, but it could result in further erosion of federal preemption and our ability to operate as we currently do in Maryland and other states.

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

We are party to litigation. We are party to certain legal proceedings that include litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions we are asserting otherwise are correct. However, adverse outcomes are possible in these matters, and we could decide to settle one or more of our litigation matters in order to avoid the ongoing cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

Unplanned system interruptions or system failures could harm our business and reputation. Any interruption in the availability of our transactional processing services due to hardware, operating system failures, or system conversion will reduce our revenues and profits. Any unscheduled interruption in our services results in an immediate, and possibly substantial, reduction in our ability to serve consumers, thereby resulting in a loss of revenues. Frequent or persistent interruptions in our services could cause current or potential consumers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our websites or services, and could permanently harm our reputation.

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

We elected the fair value option for certain of our loans effective as of January 1, 2020, and we use estimates in determining the fair value of our loans. If our estimates prove incorrect, we may be required to write down the value of these assets, adversely affecting our results of operations. Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. Further, most of these estimates are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. A variety of factors including, but not limited to, estimated yields on consumer receivables, customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, but these processes may not ensure that our judgments and assumptions are correct.

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

The shares of Series A Convertible Preferred Stock and Series B Preferred Stock rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms that could negatively impact the value of shares of our common stock. In December 2019, we issued 400,000 shares of Series A Convertible Preferred Stock. The rights of the holders of our Series A Convertible Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our holders of common stock. Holders of the Series A Convertible Preferred Stock are entitled to receive dividends on each share of such stock equal to 6% per annum on the liquidation preference of $100.00. The dividends on the Series A Convertible Preferred Stock are cumulative and non-compounding and must be paid before we pay any dividends on the common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31	—	$—	—	4,911,080
August 1 - August 31	108,688	$47.50	—	4,911,080
September 1 - September 30	624	$49.30	—	4,911,080
Total	109,312	$47.51	—	4,911,080

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 109,312 such shares returned to us during the three months ended September 30, 2021.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on May 7, 2020, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2022.

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

Atlanticus Holdings Corporation

November 12, 2021	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)