Form 10-K
period 2021-12-31
Atlanticus Holdings Corp
filed 2022-03-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

of

ATLANTICUS HOLDINGS CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-53717

Five Concourse Parkway, Suite 300

Atlanta, Georgia 30328

(770) 828-2000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the "Act"):

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, no par value per share	ATLC	NASDAQ Global Select Market
Series B Preferred Stock, no par value per share	ATLCP	NASDAQ Global Select Market
Senior Notes due 2026	ATLCL	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13  or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b- 2). ☐  Yes    ☒  No

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2021 was $286.4 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates, and we also have included 1,459,233 loaned shares at June 30, 2021.)

As of March 8, 2022, 14,884,807 shares of common stock, no par value, of Atlanticus were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page
PART I

PART IV
Item 15.	Exhibits and Financial Statement Schedules	42
Item 16.	Form 10-K Summary	44

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

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, the developing metaverse, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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
•

our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services; and

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

General

A general discussion of our business follows. For additional information about our business, please visit our website at www.Atlanticus.com. Information contained on or available through our website is not incorporated by reference in this Report. Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including: (1) investments in additional financial assets associated with private label credit and general purpose credit card activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses and (3) the repurchase or retirement of debt and equity securities. We are principally engaged in providing products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. From time to time, we also purchase receivables portfolios from third parties. In the private label credit channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, educational services, and home-improvements. In this Report, “receivables” or “loans” typically refer to receivables we have purchased from our bank partners or from third parties. The types of revenues we earn from our investments in receivables portfolios and services primarily include fees and finance charges, and merchant fees or annual fees associated with the private label credit and general purpose credit card receivables.

Market Overview

According to data published by FICO, 37% of Americans had FICO® scores of less than 700 as of the second quarter of 2021. We believe this equates to a population of over 100 million everyday Americans in need of access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating appropriately priced consumer credit and financial service alternatives with value-added features and benefits curated for the unique needs of these consumers, we endeavor to empower better financial outcomes for everyday Americans.

Company History

We are a Georgia corporation formed in 2009, as successor to an entity that commenced operations in 1996. Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved.

Credit as a Service Segment

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $27 billion in consumer loans over our 25-year operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. We specialize in supporting this “second-look” credit service. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers and service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by AI and machine learning, enabling lenders to make fast, sound decision-making when it matters most.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our CaaS segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our CaaS segment principally include those associated with (1) private label credit and general purpose credit card receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See “Consumer and Debtor Protection Laws and Regulations—CaaS Segment” and Item 1A, “Risk Factors.”

Subject to possible disruptions caused by COVID-19 and disruptions in supply chains, we believe that our private label credit and general purpose credit card receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2021, our CAR operations served more than 600 dealers in 34 states, the District of Columbia and two U.S. territories. These operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

Fair Value Option

We elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables arising in accounts originated prior to January 1, 2020, continue to be accounted for in our 2020 and 2021 financial statements at amortized cost, net. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable arising in accounts originated subsequent to January 1, 2020, are carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables will no longer be deferred. We reevaluate the fair value of our Fair Value Receivables at the end of each quarter. As discussed elsewhere in this Report we plan to adopt ASU 2016-13 beginning January 1, 2022. This ASU requires the use of an impairment model (the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we plan to elect the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform currently measured at amortized cost and will record an increase to our allowance for loan losses for our remaining Loans, interest and fees receivable associated with our Auto Finance Segment. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic. As of the date of filing this Annual Report on Form 10-K, the duration and severity of the effects of the COVID-19 pandemic remain unknown. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. At the onset of the COVID-19 pandemic, Atlanticus quickly instituted a company-wide remote work program to promote the safety of all employees and their families. Once COVID-19 cases declined, Atlanticus transitioned to a hybrid remote work model where eligible positions may arrange with their manager to work partially or fully remote. Appropriate safety measures continue to be followed to protect employees working on site.  Atlanticus will continue to follow all government mandates and make adjustments to support employees and prioritize employee safety.

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to uncertainties about the extent and duration of the pandemic. Additionally, earlier government stimulus programs decreased consumer need for credit products and generally led to an increase in customer payments. While we have seen improvements in this area, to the extent this change in consumer spending behavior continues, receivables purchases could decline relative to the prior year. The extent to which our merchants have remained open for business has varied across merchant category and geographic location within the U.S. Furthermore, a number of our merchants have recently experienced labor shortages and supply chain disruptions. These trends could decrease or delay consumer spending and our receivables growth.

Borrowers impacted by COVID-19 requesting hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchants and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19, related economic impacts, and labor shortages and supply chain disruptions could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part I, Item 1A “Risk Factors” and, in particular, “– COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

Receivables Management and Risk Mitigation

CaaS Segment. We manage our investments in receivables using credit scoring, credit file data, non-credit-bureau attributes, and our proprietary risk evaluation systems developed and refined over our 25-year operating history. These strategies include assisting our lending partners with the management of transaction authorizations, account renewals, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, allowing us to continually refine account management activities. We have incorporated our proprietary risk scores into this control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the receivables. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent receivables.

For our private label credit and general purpose credit card finance activities as well as the accounts that are open to purchases, we generally assist our lending partners with managing credit lines to reward customers who are performing well and to mitigate losses from delinquent customer segments. We also assist our lending partners with employing strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. Account management strategies are adjusted as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a probability of fraudulent use.

Auto Finance Segment. Our CAR operations manage credit quality and loss mitigation at the dealer portfolio level through the implementation of dealer-specific loss reserve accounts. In most instances, the reserve accounts are cross-collateralized across all accounts presented by any single dealer. CAR monitors performance at the dealer portfolio level (by product type) to adjust pricing, the reserve account, and to determine the size and scope of future account purchases from such dealer.

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

Collection Strategy

CaaS Segment. The goal of the collections process is to collect as much of the account balance that is owed in the most customer-friendly and cost-effective manner possible. This collection process has continued to evolve over the course of our 25-year operating history, with the utilization of digital and mobile processes helping to both aid in collections and facilitate better communication throughout the collection process.

We oversee and manage third-party collectors, who employ these digital and mobile processes along with the traditional cross-section of letters, emails and telephone calls to encourage payment. Collectors also sometimes offer flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases collectors may vary the general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate payment. Application of payments in this manner also permits collectors to assess real time the degree to which payments over the life of an account have covered the principal credit extensions on that account. This allows collectors to readily identify the potential economic loss associated with the charge off of a particular receivable (i.e., the excess of principal purchases and cash advances funded over payments received throughout the life of the account). The selection of collection techniques, including, for example, the order in which payments are applied or the provision of payments or credits to induce or in exchange for a payment, impacts the statistical performance of the portfolios that we present under “Consolidated Results of Operations—CaaS Segment” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Collectors employ various and evolving tools when collecting on the receivables, and they routinely test and evaluate new tools in their effort toward improving collections with a greater degree of service and efficiency. These tools include programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. In some instances, collectors may agree to match the payment on a receivable, for example, with commensurate payments or reductions of finance charges or waivers of fees. In other situations, collectors may actually settle and adjust finance charges and fees on a receivable, for example, based on a commitment and follow through on a commitment to pay certain portions of the balances owed. Collectors may also decrease minimum payments owed under certain collection programs. Additionally, collectors employ re-aging techniques in compliance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, as discussed below. Moreover, collections are managed in accordance with the voluntary Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a receivable under certain circumstances. All of these programs are utilized based on the degree of economic success and customer service they achieve.

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

The determination of whether an account is contractually past due is relevant to the delinquency and charge-off data provided under the “Consolidated Results of Operations—CaaS Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (e.g., whether an account has not satisfied its minimum payment due requirement), which is the trigger for moving receivables through various delinquency stages and ultimately to charge-off status. For private label credit and general purpose credit card accounts, a cardholder's account is considered to be delinquent if the cardholder has not made the required payment as of the payment due date.

Additionally, collectors may re-age accounts that meet qualifications for re-aging consistent with FFIEC guidelines. Re-aging involves changing the delinquency status of an account. Collectors work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to the regular charge-off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs; however, this impact generally changes such delinquencies and charge offs by less than 10% and 5%, respectively.

We anticipate that further investments in Artificial Intelligence ("AI") will enable us to refine our customer-centric approach to collections.

As discussed above, typically, once an account is 90 days or more past due, the account is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets the additional criteria discussed above, collectors will re-age the customer’s account. When an account is re-aged, collectors adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Thus, we do not recognize an impairment or write-down solely due to the re-aging process. Once an account is placed on a non-accrual status, it is closed for further purchases. We believe that re-ages help customers to manage difficult repayment periods, return to good standing and avoid further deterioration to their credit scores. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Loans, Interest and Fees Receivable-Troubled Debt Restructurings” to our consolidated financial statements included herein for further discussion of TDRs as well as accounts that were impacted by COVID-19.

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

Consumer and Debtor Protection Laws and Regulations

CaaS Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), the federal Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the federal Truth In Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission (“FTC”) Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our lending partners' products are designed for customers at the lower end of the credit score range. These products are priced to reflect the higher credit risk of these customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our lending partners may be subject to greater regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to the marketing or collection practices used, we and our lending partners could be required to modify or discontinue certain products or practices.

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

Privacy and Data Security Laws and Regulations. We are required to manage, use, and store large amounts of personally identifiable information, principally the confidential personal and financial data of our lending partners’ customers, in the ordinary course of our business. We depend on our IT networks and systems, and those of third parties, to process, store, and transmit that information. In the past, financial service companies have been targeted for sophisticated cyber attacks. A security breach involving our files and infrastructure could lead to unauthorized disclosure of confidential information. We take numerous measures to ensure the security of our hardware and software systems as well as customer information.

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

Competition

CaaS Segment. We face substantial competition from both financial service and financial technology companies, the intensity of which varies depending upon economic and liquidity cycles. Our financial performance is, in part, a function of the performance of our investments in receivables and the aggregate outstanding amount of such receivables. The private label credit and general purpose credit card finance activities of our lending partners compete with national, regional and local bankcard and consumer credit issuers, other general purpose credit card issuers and retail credit card and merchant credit issuers. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have.

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

Human Capital

As of December 31, 2021, we had 331 employees, including 3 part-time employees, all of whom are principally employed within the U.S. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

We believe that our success and future growth depends greatly on our ability to attract, develop and retain top talent. We strive to ensure that we are a diverse, inclusive and safe environment that fosters creativity and innovation. To succeed in a competitive labor market, we seek to provide our employees with opportunities to grow and develop in their careers, supported by fair compensation, benefits and health and wellness programs. Below is additional information about our human capital management.

Health and Safety. The health and safety of our employees and their families is a top priority. In response to the COVID-19 pandemic, we successfully instituted a company‑wide remote work program in March 2020 to promote the safety of all of our employees and their families. We communicate regularly with employees and provide resources for health, wellness and engagement, and have established safety protocols for employees continuing critical on-site work. We continue to monitor the ongoing pandemic for new developments that may impact the Company, our work locations or our employees and are taking reasonable measures.

Diversity and Inclusion. The Company believes that an inclusive and diverse work environment serves the interests of all of our employees, encourages employee acceptance, development and retention, and helps us to exceed customer expectations and meet our growth objectives. We are committed to building a culture that fosters diversity, values inclusion and promotes individuality.

Compensation and Benefits. We have demonstrated a history of investing in our workforce by offering a comprehensive compensation and benefits program to our employees. Salaries and wages paid to our employees are competitive based on position, skill and experience level, knowledge, and geographic location. In addition, we maintain an employee stock purchase plan, an equity incentive plan and a 401(k) plan (that provides for a matching contribution by us) for eligible employees. We also provide, among other benefits, healthcare and insurance benefits, health savings and flexible spending accounts, a healthcare advocacy service, employer paid disability leave, employer paid life insurance, paid time off, paid parental leave, employer paid telehealth, employee giving, and employee assistance programs.

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

Trademarks, Trade Names and Service Marks

We have registered and continue to register, when appropriate, various trademarks, trade names and service marks used in connection with our businesses. We consider these trademarks, trade names and service marks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

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

The impact of COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. Initially, the global impact of the outbreak led to many federal, state and local governments instituting quarantines and restrictions on travel. More recently, there have been disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past year. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance and financial results.

For additional information, see "—Other Risks to Our Business—COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital".

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

Due to our lack of significant experience with Internet consumers, we may not be able to evaluate their creditworthiness. We do not have significant experience with the credit performance of receivables owed by consumers acquired over the Internet and other digital channels. As a result, we may not be able to successfully evaluate the creditworthiness of these potential consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses.

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

COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The pandemic has, in part, caused disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past year. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the pandemic presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $1,609.8 million at December 31, 2021 from $1,085.9 million at December 31, 2020. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 65% of our outstanding private label credit receivables as of December 31, 2021. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

We Operate in a Heavily Regulated Industry

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect receivables, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect the ability or willingness of lenders who utilize our technology platform and related services to market credit products and services to consumers. Also, the accounting rules that apply to our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business is subject to change depending upon the changes in, and interpretation of, those rules. Some of these issues are discussed more fully below.

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

If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator or requires us or issuing banks to change any practices, the correction of such deficiencies or violations, or the making of such changes, could have a material adverse effect on our financial condition, results of operations or business. In addition, whether or not these practices are modified when a regulatory or enforcement authority requests or requires, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the banks that originate credit products utilizing our platform in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

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

The case law involving whether an originating lender, on the one hand, or a third-party, on the other hand, is the “true lender” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third-parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to the receivables originated by the bank that utilizes our technology platform and other services, such receivables could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If the bank that originates loans utilizing our technology platform were subject to such a lawsuit, it may elect to terminate its relationship with us voluntarily or at the direction of its regulators, and if it lost the lawsuit, it could be forced to modify or terminate such relationship.

In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the U.S. Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the U.S. Supreme Court to deny certiorari, the U.S. Solicitor General, joined by the Office of the Comptroller of the Currency (“OCC”), noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the U.S. District Court for the Southern District of New York concluded on February 27, 2017, that New York’s state usury law, not Delaware’s state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. At this time, it is unknown whether Madden will be applied outside of the defaulted debt context in which it arose. The facts in Madden are not directly applicable to our business, as we do not engage in practices similar to those at issue in Madden. However, to the extent that the holding in Madden is broadened to cover circumstances applicable to our business, or if other litigation on related theories were brought against us or others and were successful, or we otherwise were found to be the “true lender,” we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.

In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans sold in the secondary market, in May 2020 and June 2020, the OCC and the FDIC, respectively, issued final rules that reaffirmed the “valid when made” doctrine and clarified that when a bank sells, assigns, or otherwise transfers a loan, the interest rates permissible prior to the transfer continue to be permissible following the transfer. In the summer of 2020, a number of state attorneys general filed suits against the OCC and the FDIC, challenging these "valid when made" rules. In February 2022, the U.S. District Court for the Northern District of California entered two orders granting summary judgement in favor of the OCC and the FDIC.  The court held that the bank regulators had the power to issue the rules reaffirming the "valid when made" doctrine. While the state attorneys general can appeal this ruling to the U.S. Court of Appeals for the Ninth Circuit, that court issued an opinion in September 2020 that agreed with the policy rationale advanced by the bank regulators. Although the practical consequences of Madden have diminished since the initial ruling, uncertainty remains in this area of law.

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

We support a single bank that markets general purpose credit cards and certain other credit products directly to consumers. We acquire interests in and service the receivables originated by that bank. The bank could determine not to continue the relationship for various business reasons, or its regulators could limit its ability to issue credit cards utilizing our technology platform or to originate some or all of the other products that we service or require the bank to modify those products significantly and could do either with little or no notice. Any significant interruption or change of our bank relationship would result in our being unable to acquire new receivables or develop certain other credit products. Unless we were able to timely replace our bank relationship, such an interruption would prevent us from acquiring newly originated credit card receivables and growing our investments in private label credit and general purpose credit card receivables. In turn, it would materially adversely impact our business.

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

In July 2016, the board of directors of the FDIC released examination guidance relating to third-party lending as part of a package of materials designed to “improve the transparency and clarity of the FDIC’s supervisory policies and practices” and consumer compliance measures that FDIC-supervised institutions should follow when lending through a business relationship with a third party. The proposed guidance, if finalized, would apply to all FDIC-supervised institutions that engage in third-party lending programs, including the bank that utilizes our technology platform and other services to market general purpose credit cards and certain other credit products.

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

On July 20, 2020, the FDIC announced that it is seeking the public's input on the potential for a public/private standard-setting partnership and voluntary certification program to promote the effective adoption of innovative technologies at FDIC-supervised financial institutions. Released as part of the FDiTech initiative, the request asks whether the proposed program might reduce the regulatory and operational uncertainty that may prevent financial institutions from deploying new technology or entering into partnerships with technology firms, including "fintechs." For financial institutions that choose to use the system, a voluntary certification program could help standardize due diligence practices and reduce associated costs. At this time, it is unclear what impact this request and potential proposal will have on our operations.

On July 13, 2021, the Federal Reserve, Office of the Comptroller of the Currency, and the FDIC issued proposed guidance on managing risks associated with third-party relationships, including relationships with fintech entities and bank/fintech sponsorship arrangements. The guidance sets forth expectations for managing risk throughout the life cycle of such arrangements, including planning, due diligence and contract negotiation, oversight and accountability, ongoing monitoring, and termination. We will continue to monitor this guidance as it potentially becomes final.

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

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. In the event of certain defaults, we may repossess automobiles and sell repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these types of sales and other recoveries generally are not sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses.

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

Portfolio purchases may cause fluctuations in our reported CaaS segment’s managed receivables data, which may reduce the usefulness of this data in evaluating our business. Our reported CaaS segment managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions.

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

Other Risks of Our Business

COVID-19 has caused severe disruptions in the U.S. economy and may have an adverse impact on our performance, results of operations and access to capital. In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). Measures initially taken across the U.S. and worldwide to mitigate the spread of the virus significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. More recently, the COVID-19 pandemic has, in part, caused, supply chain disruptions, significant inflation and labor shortages. Our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to finance purchases. Furthermore, to the extent that supply chain disruptions result in deferred purchases, there will be a corresponding decrease in our receivable purchases.

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

The COVID-19 pandemic also resulted in us modifying certain business practices, such as minimizing employee travel and transitioning to a hybrid work model. We may take further actions as required by government authorities or as we determine to be in the best interests of our employees and consumers. We may experience disruptions due to a number of operational factors, including, but not limited to:

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

Our business and operations may be negatively affected by rising prices and interest rates. Our financial performance and consumers’ ability to repay indebtedness may be affected by uncertain economic conditions, including inflation and changing interest rates. Higher inflation increases the costs of goods and services, reduces consumer spending power and may negatively affect our ability to purchase receivables. In 2022, inflation reached a four-decade high.

The Federal Reserve has indicated that it intends to raise interest rates to combat inflation.  Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreased recoveries, all of which could have an adverse effect on our business.

Recently, prices for energy and food have been particularly volatile in light of Russia’s invasion of Ukraine and the resulting trade restrictions and sanctions imposed on Russia by the U.S. and other countries. These recent events have increased inflationary pressures.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of these outsourcing relationships could harm our business. We generally outsource account and payment processing. If these outsourcing relationships were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from alternate providers. There is a risk that we would not be able to enter into similar outsourcing arrangements with alternate providers on terms that we consider favorable or in a timely manner without disruption of our business.

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

Regulation in the areas of privacy and data security could increase our costs. We are subject to various regulations related to privacy and data security/breach, and we could be negatively impacted by these regulations. For example, we are subject to the Safeguards guidelines under the Gramm-Leach-Bliley Act. The Safeguards guidelines require that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Broad-ranging data security laws that affect our business also have been adopted by several states.

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

In addition, in November, 2020, California voters approved the California Privacy Rights Act of 2020 (the “CPRA”) ballot initiative, which will become effective on January 1,2023.  The CPRA established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA.  We anticipate that the CPRA and certain regulations promulgated by the California Privacy Protection Agency will apply to our business and we will work to ensure compliance with such laws and regulations by their effective dates.

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

We elected the fair value option effective as of January 1, 2020, and we use estimates in determining the fair value of our loans. If our estimates prove incorrect, we may be required to write down the value of these assets, adversely affecting our results of operations. Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. Further, most of these estimates are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. A variety of factors including, but not limited to, estimated yields on consumer receivables, customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, but these processes may not ensure that our judgments and assumptions are accurate.

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

Risks Relating to an Investment in Our Securities

The price of our securities may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance, including financial estimates and projections by Atlanticus, securities analysts and investors;
•	the overall financing environment, which is critical to our value;
•	the operating and stock performance of our competitors;
•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in interest rates;
•	inflation and supply chain disruptions;
•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;
•	changes in generally accepted accounting principles in the U.S. ("GAAP"), laws, regulations or the interpretations thereof that affect our various business activities and segments;
•	general domestic or international economic, market and political conditions;
•	changes in ownership by executive officers, directors and parties related to them who control a majority of our common stock;
•	additions or departures of key personnel;
•	future sales of our common stock;
•	the annual yield from distributions on the Series B Preferred Stock as compared to yields on other financial instruments; and
•	global pandemics (such as the COVID-19 pandemic).

In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Future sales of our common stock or equity-related securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Sales of significant amounts of our common stock or equity-related securities in the public market or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. Future sales of shares of common stock or the availability of shares of common stock for future sale, including sales of our common stock in short sale transactions, may have a material adverse effect on the trading price of our common stock.

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

The indenture governing the 6.125% Senior Notes due 2026 (the “Senior Notes”) does not prohibit us from incurring additional indebtedness. If we incur any additional indebtedness that ranks equally with the Senior Notes, the holders of that debt will be entitled to share ratably with holders of the Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to holders of Senior Notes. Incurrence of additional debt would also further reduce the cash available to invest in operations, as a result of increased debt service obligations. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our level of indebtedness could have important consequences to holders of the Senior Notes, because:

●	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes;
●

a substantial portion of our cash flows from operations would have to be dedicated to interest and principal payments and may not be available for operations, capital expenditures, expansion, acquisitions or general corporate or other purposes;

●	it may impair our ability to obtain additional debt or equity financing in the future;
●	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;
●	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
●	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes, we could be in default on the Senior Notes, and this default could cause us to be in default on other indebtedness, to the extent outstanding. Conversely, a default under any other indebtedness, if not waived, could result in acceleration of the debt outstanding under the related agreement and entitle the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. In addition, such default or acceleration may result in an event of default and acceleration of other indebtedness, entitling the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If a judgment is obtained by any such holders, such holders could seek to collect on such judgment from the assets of Atlanticus. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

However, no event of default under the Senior Notes would result from a default or acceleration of, or suit, other exercise of remedies or collection proceeding by holders of, our other outstanding debt, if any. As a result, all or substantially all of our assets may be used to satisfy claims of holders of our other outstanding debt, if any, without the holders of the Senior Notes having any rights to such assets.

The Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future. The Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Senior Notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding or may incur in the future to the extent of the value of the assets securing such indebtedness. The indenture governing the Senior Notes does not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of the Senior Notes.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries. The Senior Notes are obligations exclusively of Atlanticus and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. The indenture governing the Senior Notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future or granting liens on our assets or the assets of our subsidiaries to secure any such additional indebtedness. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

The indenture governing the Senior Notes contains limited protection for holders of the Senior Notes. The indenture under which the Senior Notes were issued offers limited protection to holders of the Senior Notes. The terms of the indenture and the Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the Senior Notes. In particular, the terms of the indenture and the Senior Notes does not place any restrictions on our or our subsidiaries’ ability to:

●

issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes to the extent of the value of the assets securing such indebtedness or other obligations, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would be structurally senior to the Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Senior Notes with respect to the assets of our subsidiaries;

●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to the Senior Notes;
●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
●	enter into transactions with affiliates;
●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
●	make investments; or
●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not include any protection against certain events, such as a change of control, a leveraged recapitalization or “going private” transaction (which may result in a significant increase of our indebtedness levels), restructuring or similar transactions. Furthermore, the terms of the indenture and the Notes does not protect holders of the Senior Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity. Also, an event of default or acceleration under our other indebtedness would not necessarily result in an “event of default” under the Senior Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the indenture may have important consequences for holders of the Senior Notes, including making it more difficult for us to satisfy our obligations with respect to the Senior Notes or negatively affecting the trading value of the Senior Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Senior Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Senior Notes.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful. Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance and that of our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control.

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on, and principal of, our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those sales, or if we do, at an opportune time, the proceeds that we realize may not be adequate to meet debt service obligations when due. Repayment of our indebtedness, to a certain degree, is also dependent on the generation of cash flows by our subsidiaries (none of which are guarantors of the Senior Notes) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable U.S. and foreign legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

An increase in market interest rates could result in a decrease in the value of the Senior Notes. In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Consequently, if market interest rates increase, the market value of the Senior Notes may decline.

We may issue additional notes. Under the terms of the indenture governing the Senior Notes, we may from time to time without notice to, or the consent of, the holders of the Senior Notes, create and issue additional notes which may rank equally with the Senior Notes. If any such additional notes are not fungible with the Senior Notes initially offered hereby for U.S. federal income tax purposes, such additional notes will have one or more separate CUSIP numbers.

The rating for the Senior Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the Senior Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Senior Notes may not reflect all risks related to us and our business, or the structure or market value of the Senior Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Senior Notes.

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

We currently lease 335,372 square feet of office space in Atlanta, Georgia for our executive offices and the primary operations of our CaaS segment. We have sub-leased 254,710 square feet of this office space. Effective May 31, 2022, our original lease for our executive offices, and corresponding sub-leases, expires. We have entered into an arrangement to lease 73,124 square feet in the same facilities. Our Auto Finance segment principally operates from 12,807 square feet of leased office space in Lake Mary, Florida, with additional offices and branch locations in various states and territories. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending legal proceedings that are expected to be material to us.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.” As of March 8, 2022, there were 42 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 - October 31	—	$—	—	4,911,080
November 1 - November 30	42,997	$78.85	—	4,911,080
December 1 - December 31	263,397	$60.88	263,397	4,647,683
Total	306,394	$63.40	263,397	4,647,683

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on vested stock grants. There were 42,997 such shares returned to us during the three months ended December 31, 2021.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase shares of our stock.

Dividends

We have no current plans to pay dividends to holders of our common stock. As we continue to pursue our growth strategy, we will assess our cash flow, the long-term capital needs of our business and other uses of cash. Payment of any cash dividends in the future will depend upon, among other things, our results of operations, financial condition, cash requirements and contractual restrictions. Furthermore, dividends on our Series A Convertible Preferred Stock and Series B Cumulative Perpetual Preferred Stock are payable in preference to any common stock dividends. For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

Common Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the Russell 2000 Index (“Russell 2000”), and a published industry index, the NASDAQ Financial 100 Index (“NASDAQ Financial 100”), over the five-year period commencing December 31, 2016 and ended December 31, 2021. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

	2016	2017	2018	2019	2020	2021
Atlanticus Holdings Corp	$100.00	$84.53	$128.21	$317.34	$867.50	$2,511.98
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
NASDAQ Financial 100	100.00	115.14	105.24	136.07	141.13	179.58

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved. According to data published by FICO, 37% of Americans had FICO® scores of less than 700 as of the second quarter of 2021. We believe this equates to a population of over 100 million everyday Americans in need of access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating appropriately priced consumer credit and financial service alternatives with value-added features and benefits curated for the unique needs of these consumers, we endeavor to empower better financial outcomes for everyday Americans. Everyday Americans are underserved. Atlanticus is changing that.

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $27 billion in consumer loans over our 25-year operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. We specialize in supporting this “second-look” credit service. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers and service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by AI and machine learning, enabling fast, sound decision-making when it matters most.

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

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our CaaS segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our CaaS segment principally include those associated with (1) private label credit and general purpose credit card receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility (such as those associated with our legacy credit card operations).

Subject to possible disruptions caused by COVID-19 and disruptions in supply chains, we believe that our private label credit and general purpose credit card receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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

Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including: (1) investments in additional financial assets associated with private label credit and general purpose credit card activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses and (3) the repurchase or retirement of debt and equity securities.

We elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables arising in accounts originated prior to January 1, 2020, are accounted for in our 2020 and 2021 financial statements at amortized cost, net. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable arising in accounts originated subsequent to January 1, 2020, are carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables will no longer be deferred. We reevaluate the fair value of our Fair Value Receivables at the end of each quarter. As discussed elsewhere in this Report we plan to adopt ASU 2016-13 beginning January 1, 2022. This ASU requires the use of the CECL model that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we plan to elect the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform currently measured at amortized cost and will record an increase to our allowance for loan losses for our remaining Loans, interest and fees receivable associated with our Auto Finance Segment. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

COVID-19 Pandemic

In March 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic. As of the date of filing this Annual Report on Form 10-K, the duration and severity of the effects of the COVID-19 pandemic remain unknown. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. At the onset of the COVID-19 pandemic, Atlanticus quickly instituted a company-wide remote work program to promote the safety of all employees and their families. Once COVID-19 cases declined, Atlanticus transitioned to a hybrid remote work model where eligible positions may arrange with their manager to work partially or fully remote. Appropriate safety measures continue to be followed to protect employees working on site.  Atlanticus will continue to follow all government mandates and make adjustments to support employees and prioritize employee safety.

The following are anticipated key impacts on our business and response initiatives taken by the Company, in coordination with our partners, to mitigate such impacts:

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to uncertainties about the extent and duration of the pandemic. Additionally, earlier government stimulus programs decreased consumer need for credit products and generally led to an increase in customer payments. While we have seen improvements in this area, to the extent this change in consumer spending behavior continues, receivables purchases could decline relative to the prior year. The extent to which our merchants have remained open for business has varied across merchant category and geographic location within the U.S. Furthermore, a number of our merchants have recently experienced labor shortages and supply chain disruptions. These trends could decrease or delay consumer spending and our receivables growth.

Borrowers impacted by COVID-19 requesting hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchants and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19, related economic impacts, and labor shortages and supply chain disruptions could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part I, Item 1A “Risk Factors” and, in particular, “– COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2021	2020	from 2020 to 2021
Total operating revenue	$743,855	$560,007	$183,848
Other non-operating revenue	4,201	3,403	798
Interest expense	(54,127)	(51,548)	(2,579)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(36,455)	(142,719)	106,264
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(218,733)	(108,548)	(110,185)
Net margin	438,741	260,595	178,146
Operating expenses:
Salaries and benefits	34,024	29,079	(4,945)
Card and loan servicing	75,397	63,047	(12,350)
Marketing and solicitation	56,635	35,012	(21,623)
Depreciation	1,493	1,247	(246)
Other	22,180	17,819	(4,361)
Total operating expenses:	189,729	146,204	(43,525)
Loss on repurchase and redemption of convertible senior notes	29,439	—	(29,439)

Net income	177,789	93,917	83,872
Net loss attributable to noncontrolling interests	113	203	(90)
Net income attributable to controlling interests	177,902	94,120	83,782
Net income attributable to controlling interests to common shareholders	155,539	77,050	78,489

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased from $1,085.9 million as of December 31, 2020 to $1,609.8 million as of December 31, 2021. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and labor shortages, supply chain disruptions and other related economic impacts, we are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income and related fees for these operations for 2022. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and continued growth and marketing within the general purpose credit card receivables. As discussed elsewhere in this Report, we have elected the fair value option to account for certain loan receivables associated with our private label credit and general purpose credit card platform that are originated on or after January 1, 2020. As a result, annual fees and merchant fees that are charged upon the acquisition of the receivable will no longer be deferred and will be recognized in the loan acquisition period. This difference in recognition also served to increase our other fees on credit products (included as a component of "Fees and related income on earning assets" on our consolidated statements of income). Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we plan to adopt the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform currently measured at amortized cost and will record an increase to our allowance for loan losses for our remaining Loans, interest and fees receivable associated with our Auto Finance Segment under the CECL model. The impact of this adoption, for those accounts that are electing the fair value option, will result in an increase in the recognition of certain fee categories with future changes in the fair value associated with the associated receivables being included as part of our "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Other non-operating revenue. Included within our Other non-operating income category is income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. We liquidated one of these investments during 2021, resulting in Other non-operating revenue of approximately $560,000. For the year ended December 31, 2020, other non-operating revenue included $2.0 million in distributions received from an investment in a consumer finance technology company. As previously discussed, these investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes. Further impacting our second quarter 2021 results was income resulting from the extinguishment of a contingent liability associated with the repayment of outstanding notes issued by a trust in February 2017. See Note 10, "Notes Payable," to our consolidated financial statements for additional information.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 10, “Notes Payable,” to our consolidated financial statements offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased from $827.1 million as of December 31, 2020 to $1,223.5 million as of December 31, 2021. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2021. Additionally, the issuance of $150.0 million of Senior notes in November 2021 (included on our consolidated balance sheet as "Senior notes, net") will also serve to increase interest expense in future periods. Offsetting these increases in interest expense is an overall decrease in the weighted average cost of funds, coupled with the repurchase and redemption of our convertible senior notes. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from anticipated federal fund rate increases, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We have experienced a period-over-period decrease in this category between the years ended December 31, 2020 and December 31, 2021 primarily reflecting: 1) the effects of our adoption of the fair value option to account for certain loans receivable that were acquired on or after January 1, 2020, which has resulted in a decline in the outstanding receivables subject to this provision and 2) the overall reduction in delinquencies associated with these receivables in part due to government stimulus programs, which have served to increase payments on outstanding receivables. This reduction in provision has been offset somewhat due to additional reserves associated with accounts that have been impacted due to COVID-19. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our CaaS and Auto Finance segments for further credit quality statistics and analysis. Given 1) the ongoing impacts of our adoption of fair value accounting for certain receivables acquired on or after January 1, 2020; 2) our adoption of fair value accounting under ASU 2016-13 on January 1, 2022 for certain of our receivables discussed above, and 3) absent the unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish as the underlying receivables that continue to be recorded at net realizable value are reduced.

Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value. For credit card receivables for which we use fair value accounting (including those for which we will elect the fair value option on January 1, 2022), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2022 commensurate with growth in these receivables. We may adjust our models to reflect macro economic events. With the aforementioned market impacts of COVID-19 and related economic impacts, we continue to include some expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in chargeoffs and decrease in payments) above the level that recent historical trends would suggest. These amounts, however, are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expense. Total operating expense variances for the year ended December 31, 2020, relative to the year ended December 31, 2021, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect an increase in this cost for 2022 when compared to 2021 as we expect our receivables to continue to grow and as a result we expect to increase our employee base;

•

increases in card and loan servicing expenses in the year ended December 31, 2021 when compared to the year ended December 31, 2020 due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew from $1,085.9 million outstanding to $1,609.8 million outstanding at December 31, 2020 and December 31, 2021, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout 2022. As our receivables have grown, we have significantly reduced our servicing costs per account, through greater economies of scale and investments in technology.

•	increases in marketing and solicitation costs for the year ended December 31, 2021 primarily due to receivables growth associated with our private label credit and general purpose credit card portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2022 although the frequency and timing of marketing efforts could result in periodic reductions in quarter-over-quarter marketing costs; and
•	other expenses primarily relate to fixed costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including travel expenses are variable based on growth. While we expect some increase in these costs as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful relative to the corresponding growth in receivables.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own receivables and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed and until recently have comprised a larger percentage of our total costs. This trend is reversing as we continue to grow our earning assets (including loans, interest and fees receivable) based principally on growth of private label credit and general purpose credit card receivables and to a lesser extent, growth within our CAR operations. This is evidenced by the growth we experienced in our managed receivables levels over the past two years with minimal growth in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs as we were able to better utilize our fixed costs to grow our asset base.

Notwithstanding our cost-management efforts, we expect increased levels of expenditures associated with anticipated growth in private label credit and general purpose credit card operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. The above referenced unknown potential impacts related to COVID-19 could result in more variability in these expenses and could impair our ability to acquire new receivables, resulting in increased costs despite our efforts to manage costs effectively.

Loss on repurchase and redemption of convertible senior notes. In the year ended December 31, 2021, we repurchased $22.1 million in face amount of our outstanding convertible senior notes for $30.4 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $14.1 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

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

In conjunction with the original offering of the convertible senior notes, we entered into a share lending agreement with JPMorgan Chase & Co. (as successor to Bear, Stearns International Limited and Bear, Stearns & Co. Inc.). Pursuant to the share lending agreement, we lent JPMorgan Chase & Co. (“JPMorgan”) 5,677,950 shares of our common stock. JPMorgan agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of the convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us. At the retirement of the convertible senior notes, 1,459,233 shares of common stock remained outstanding under the share lending agreement. In September 2021, JPMorgan returned the outstanding loaned shares, without consideration being payable in respect thereof. As of December 31, 2021, these shares have been retired.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of income. Unless we enter into significant new majority-owned subsidiary ventures with noncontrolling interest holders in the future, we expect to have negligible noncontrolling interests in our majority-owned subsidiaries and negligible allocations of income or loss to noncontrolling interest holders in future quarters.

In November 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the consolidated statements of income.

Income Taxes. We experienced an effective income tax expense rate of 19.0% and 17.9% for the years ended December 31, 2021, and December 31, 2020, respectively. Our effective income tax expense rate for the year ended December 31, 2021, was below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date. Offsetting the above factors are the effects on our effective tax rate of state and foreign income tax expense and executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986. Our effective income tax expense rate for the year ended December 31, 2020, was below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) the reversal in 2020 of our prior year accruals of interest and penalties on liabilities for unpaid taxes, such reversal arising from the complete abatement by the IRS of failure -to-pay penalties (and accrued interest thereon) related to a now-completed audit by the IRS of our 2008 tax returns.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. For 2021, we experienced only de minimis interest expense and reversals, and for 2020, we reported a net reversal of income tax-related interest and penalties of $1.0 million within our income tax line item.

CaaS Segment

Our CaaS segment includes our activities relating to our servicing of and our investments in the private label credit and general purpose credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include fees and finance charges, merchant fees or annual fees associated with the private label credit and general purpose credit card receivables.

We record (i) the finance charges, merchant fees and late fees assessed on our CaaS segment receivables in the Revenue - Consumer loans, including past due fees category on our consolidated statements of income, (ii) the annual, monthly maintenance, returned-check, cash advance and other fees in the Revenue - Fees and related income on earning assets category on our consolidated statements of income, and (iii) the charge offs (and recoveries thereof) within our Provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of income (for all credit product receivables other than those for which we have elected the fair value option) and within Changes in fair value of loans, interest and fees receivable and notes payable on our consolidated statements of income (for all of our other receivables for which we have elected the fair value option). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value in our consolidated statements of income.

We historically have invested in receivables portfolios through subsidiary entities. If we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of equity-method investee category on our consolidated statements of income.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2021				2020
(in Millions)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sept. 30 (1)	Jun. 30 (1)	Mar. 31 (1)
Loans, interest and fees receivable, at fair value	$1,026.4	$846.2	$644.7	$481.4	$417.1	$310.8	$177.9	$89.4
Fair value mark against receivable (2)	$208.9	$182.2	$148.6	$112.3	$99.0	$71.8	$42.7	$17.5
Loans, interest and fees receivable, at face value	$1,235.3	$1,028.4	$793.3	$593.7	$516.1	$382.6	$220.6	$106.9

(1)  As discussed in more detail above in "—Overview," we elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020.

(2)  The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, “Fair Value of Assets and Liabilities” to our consolidated financial statements included herein for further discussion on assumptions underlying this calculation.

	At or for the Three Months Ended
	2021				2020
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Loans, interest and fees receivable, gross	$375.7	$417.8	$454.2	$498.8	$574.3	$604.8	$679.6	$810.6
Loans, interest and fees receivable, gross from fair value reconciliation above	1,235.3	1,028.4	793.3	593.7	516.1	382.6	220.6	106.9
Total managed receivables	$1,611.0	$1,446.2	$1,247.5	$1,092.5	$1,090.4	$987.4	$900.2	$917.5

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

	At or for the Three Months Ended
	2021				2020
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$144.1	$132.7	$114.3	$94.1	$95.7	$95.6	$92.2	$95.3
Fees and related income on earning assets	53.8	54.1	49.5	37.0	31.4	35.5	32.4	34.6
Other revenue	9.7	8.4	7.0	4.2	4.8	4.5	2.6	2.5
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(3.4)	(14.7)	(18.6)	(5.5)	(6.6)	(19.2)	(16.7)	(10.5)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(4.4)	(12.0)	(12.3)	(4.6)	(1.1)	(7.8)	(6.2)	(8.6)
Removal of expense accruals under GAAP	—	0.2	(0.4)	0.2	(0.1)	(0.7)	(0.1)	1.4
Total managed yield	$199.8	$168.7	$139.5	$125.4	$124.1	$107.9	$104.2	$114.7

The calculation of Combined net charge offs used in our Combined net charge-off ratio, annualized is as follows (in millions):

	At or for the Three Months Ended
	2021				2020
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$46.7	$25.6	$22.7	$14.3	$8.6	$3.3	$0.4	$0.3
Gross charge offs on non-fair value accounts	38.7	27.1	27.6	26.3	30.6	54.3	71.8	70.5
Recoveries on non-fair value accounts	(4.1)	(2.7)	(5.7)	(3.4)	(4.3)	(5.4)	(11.0)	(4.4)
Combined net charge-offs	$81.3	$50.0	$44.6	$37.2	$34.9	$52.2	$61.2	$66.4

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under “Collection Strategy” in Item 1, “Business”.

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2021
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,235,287	$375,713	$1,611,000		$1,028,367	$417,767	$1,446,134		$793,333	$454,191	$1,247,524		$593,703	$498,806	$1,092,509
30 or more days past due	$185,372	$44,801	$230,173	14.3%	$114,156	$61,122	$175,278	12.1%	$62,838	$63,139	$125,977	10.1%	$46,150	$46,083	$92,233	8.4%
60 or more days past due	$135,052	$34,207	$169,259	10.5%	$79,393	$50,280	$129,673	9.0%	$41,627	$47,774	$89,401	7.2%	$35,132	$35,224	$70,356	6.4%
90 or more days past due	$91,432	$24,739	$116,171	7.2%	$51,061	$40,396	$91,457	6.3%	$26,717	$29,022	$55,739	4.5%	$25,732	$28,011	$53,743	4.9%
Average managed receivables			$1,528,567				$1,346,829				$1,170,017				$1,091,441
Total managed yield ratio, annualized (1)			52.3%				50.1%				47.7%				46.0%
Combined net charge-off ratio, annualized (2)			21.3%				14.8%				15.2%				13.6%

	At or for the Three Months Ended
	2020
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$516,064	$574,309	$1,090,373		$382,580	$604,805	$987,385		$220,603	$679,593	$900,196		$106,899	$810,582	$917,481
30 or more days past due	$43,881	$58,744	$102,625	9.4%	$20,238	$55,393	$75,631	7.7%	$8,974	$87,214	$96,188	10.7%	$1,322	$145,260	$146,582	16.0%
60 or more days past due	$29,794	$41,214	$71,008	6.5%	$12,844	$42,096	$54,940	5.6%	$5,913	$74,443	$80,356	8.9%	$221	$113,536	$113,757	12.4%
90 or more days past due	$19,498	$29,382	$48,880	4.5%	$8,355	$30,718	$39,073	4.0%	$3,029	$58,821	$61,850	6.9%	$155	$82,501	$82,656	9.0%
Average managed receivables			$1,038,879				$943,791				$908,839				$916,155
Total managed yield ratio, annualized (1)			47.8%				45.7%				45.9%				50.1%
Combined net charge-off ratio, annualized (2)			13.4%				22.1%				26.9%				29.0%

(1) The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.

(2) The Combined net charge-off ratio, annualized is calculated using the annualized combined net chargeoffs as the numerator and period-end average managed receivables as the denominator.

The following table presents additional trends and data with respect to our private label credit (“Private Label Credit”) and general purpose credit card (“General Purpose Credit Card”) operations (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2021
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$595,277	$116,225	$711,502		$553,343	$135,213	$688,556		$472,362	$154,865	$627,227		$384,220	$175,786	$560,006
30 or more days past due	$71,817	$12,735	$84,552	11.9%	$53,348	$17,793	$71,141	10.3%	$32,779	$18,300	$51,079	8.1%	$23,254	$12,396	$35,650	6.4%
60 or more days past due	$51,875	$9,450	$61,325	8.6%	$37,464	$14,218	$51,682	7.5%	$21,084	$13,311	$34,395	5.5%	$17,317	$9,010	$26,327	4.7%
90 or more days past due	$35,552	$6,834	$42,386	6.0%	$25,277	$11,224	$36,501	5.3%	$13,042	$7,860	$20,902	3.3%	$12,681	$6,810	$19,491	3.5%
Average APR			18.4%				18.4%				19.2%				19.7%
Receivables purchased during period			$177,441				$211,272				$217,015				$157,607

	Private Label Credit - At or for the Three Months Ended
	2020
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$334,342	$209,878	$544,220		$260,338	$233,605	$493,943		$156,466	$274,652	$431,118		$72,803	$333,299	$406,102
30 or more days past due	$24,151	$18,400	$42,551	7.8%	$12,339	$18,282	$30,621	6.2%	$5,394	$26,795	$32,189	7.5%	$962	$48,395	$49,357	12.2%
60 or more days past due	$16,102	$13,290	$29,392	5.4%	$7,299	$13,312	$20,611	4.2%	$3,705	$21,918	$25,623	5.9%	$—	$37,657	$37,657	9.3%
90 or more days past due	$10,807	$9,490	$20,297	3.7%	$4,517	$9,478	$13,995	2.8%	$2,014	$17,176	$19,190	4.5%	$—	$27,674	$27,674	6.8%
Average APR			19.7%				19.0%				19.8%				21.3%
Receivables purchased during period			$152,855				$170,232				$141,094				$110,479

	General Purpose Credit Card - At or for the Three Months Ended
	2021
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$638,761	$259,488	$898,249		$470,394	$282,554	$752,948		$317,370	$299,326	$616,696		$205,474	$323,020	$528,494
30 or more days past due	$113,508	$32,066	$145,574	16.2%	$60,647	$43,329	$103,976	13.8%	$29,894	$44,839	$74,733	12.1%	$22,743	$33,687	$56,430	10.7%
60 or more days past due	$83,147	$24,757	$107,904	12.0%	$41,823	$36,062	$77,885	10.3%	$20,443	$34,463	$54,906	8.9%	$17,713	$26,214	$43,927	8.3%
90 or more days past due	$55,860	$17,905	$73,765	8.2%	$25,701	$29,172	$54,873	7.3%	$13,612	$21,162	$34,774	5.6%	$12,988	$21,201	$34,189	6.5%
Average APR			26.8%				27.0%				27.1%				26.3%
Receivables purchased during period			$390,189				$351,474				$283,931				$174,792

	General Purpose Credit Card - At or for the Three Months Ended
	2020
	Dec. 31				Sept. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$177,281	$364,431	$541,712		$117,379	$371,200	$488,579		$59,026	$404,941	$463,967		$28,332	$477,283	$505,615
30 or more days past due	$19,556	$40,344	$59,900	11.1%	$7,730	$37,111	$44,841	9.2%	$3,351	$60,419	$63,770	13.7%	$31	$96,865	$96,896	19.2%
60 or more days past due	$13,571	$27,924	$41,495	7.7%	$5,429	$28,784	$34,213	7.0%	$2,023	$52,525	$54,548	11.8%	$—	$75,879	$75,879	15.0%
90 or more days past due	$8,616	$19,892	$28,508	5.3%	$3,756	$21,240	$24,996	5.1%	$889	$41,645	$42,534	9.2%	$—	$54,827	$54,827	10.8%
Average APR			26.6%				26.1%				24.6%				26.1%
Receivables purchased during period			$190,596				$174,768				$117,367				$127,825

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $523.9 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners during 2021. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $167.3 million and $146.5 million in the years ended December 31, 2021 and 2020, respectively. Our general purpose credit card acquisitions grew by over $356.5 million and $31.0 million, net during the years ended December 31, 2021 and 2020, respectively. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue into 2022 (absent further unknown impacts COVID-19 and related government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 65% of the above referenced private label credit period-end managed receivables outstanding as of December 31, 2021.

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

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new private label credit and general purpose credit card receivables given the continued growth and age of the related accounts as well as government stimulus efforts. The aforementioned positive impacts related to government stimulus programs have served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderate, with no further government stimulus programs or other interventions, we expect increased overall delinquency rates when compared to prior periods, as the existing receivables mature through their peak charge-off periods. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been offered short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19, however, the number of impacted consumers is a small and diminishing part of our overall receivable base. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims. In 2020 and early 2021, nearly all of these customers were considered current and thus not included as delinquent receivables. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. Given this, and absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total managed yield ratio, annualized. We continue to experience growth in newer, higher yielding receivables, including private label credit and general purpose credit card receivables. While this growth has contributed to consistently higher total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. General purpose credit card receivables tend to have higher total yields than private label credit receivables, so declines in the growth of our managed receivables that includes general purpose credit card receivables in periods noted above, contributed to slightly lower total managed yield ratios for those periods in 2021 and 2020. Additionally, lower delinquencies (and thus associated fee billings) noted during 2020 and 2021, in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables, contributed to an overall lower total managed yield ratio. Recent growth in our general purpose credit card receivables in excess of the growth experienced in our private label credit receivables, along with expected increased delinquency rates associated with those receivables, has resulted in an increase in our total managed yield ratio. We currently expect continued higher growth rates for our general purpose credit card receivables when compared to growth rates for our private label credit receivables and, as such, expect to see managed yield ratios similar to those experienced in the third and fourth quarter of 2021.

Combined net charge-off ratio, annualized. We charge off our CaaS segment receivables when they become contractually more than 180 days past due. For all of our receivables portfolios, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-off rates over time. The first and second quarters 2020 combined net charge-off ratios reflect receivable growth during 2019 reaching peak charge-off during those periods. Slightly offsetting the combined net charge-off ratio in the second quarter of 2020 are the positive impacts of a bulk sale of charged off receivables in that period. Absent this sale, the combined net charge-off ratio would have been 29.1%. Improvements in our delinquency rates throughout 2020 and continuing throughout 2021 as a result of the increases in customer payments noted above have resulted in lower charge-offs than we would have otherwise expected. As we continue to experience lower than expected delinquency rates, we expect these improvements will continue to result in lower combined net charge-off rates for the remainder of 2021 and early 2022 (with some increases expected over current ratios), when compared to comparable prior periods (i.e., those periods prior to COVID-19 and the related government stimulus programs).

Notwithstanding the improvements we have recently experienced in delinquency rates, we expect the continued growth in private label credit and general purpose credit card receivables to result in higher charge-offs than those experienced in 2021. This expectation is based on the following: (1) higher expected charge off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined net charge-offs, (3) recent vintages reaching peak charge-off periods, (4) our receivables growth during 2021 and (5) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The potential impacts COVID-19 and related economic impacts, government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Average APR. The average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2022 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations.  None of the programs we service have APRs in excess of 36%.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our private label credit receivable purchases experienced overall growth largely based on the addition of new private label credit retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our lending partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our lending partner and the availability of capital to fund new purchases. Nonetheless, absent the potential impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect continued growth in the acquisition of these receivables during 2022.

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

Collectively, as of December 31, 2021, we served more than 600 dealers through our Auto Finance segment in 34 states, the District of Columbia and two U.S. territories.

Non-GAAP Financial Measures

For reasons set forth above within our CaaS segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to GAAP data requires an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable. Similar to the managed calculation above, the average managed receivables used in the ratios below is calculated based on the quarter ending balances of consolidated receivables.

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2021				2020
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$8.5	$8.4	$8.4	$8.2	$8.0	$8.0	$7.9	$7.9
Other revenue	0.3	0.3	0.4	0.3	0.3	0.3	0.3	0.2
Total managed yield	$8.8	$8.7	$8.8	$8.5	$8.3	$8.3	$8.2	$8.1

The calculation of Combined net charge offs used in our Combined net charge-off ratio follows (in millions):

	At or for the Three Months Ended
	2021				2020
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Gross charge offs	$0.4	$0.3	$0.2	$0.6	$0.7	$0.6	$0.8	$0.9
Recoveries	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.3)	(0.2)	(0.3)
Combined net charge-offs	$0.2	$0.1	$(0.1)	$0.3	$0.4	$0.3	$0.6	$0.6

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2021								2020
	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables	$94,580		$93,374		$93,164		$94,128		$93,247		$90,514		$89,637		$90,226
30 or more days past due	$11,733	12.4%	$9,403	10.1%	$8,473	9.1%	$8,088	8.6%	$12,580	13.5%	$10,120	11.2%	$9,866	11.0%	$11,261	12.5%
60 or more days past due	$4,574	4.8%	$3,548	3.8%	$2,913	3.1%	$3,529	3.7%	$4,942	5.3%	$4,101	4.5%	$3,959	4.4%	$4,519	5.0%
90 or more days past due	$1,977	2.1%	$1,534	1.6%	$1,234	1.3%	$1,693	1.8%	$2,141	2.3%	$1,865	2.1%	$2,029	2.3%	$2,452	2.7%
Average managed receivables	$93,977		$93,269		$93,646		$93,688		$91,881		$90,076		$89,932		$90,006
Total managed yield ratio, annualized (1)	37.5%		37.3%		37.6%		36.3%		36.1%		36.9%		36.5%		36.0%
Combined net charge-off ratio, annualized (2)	0.9%		0.4%		-0.4%		1.3%		1.7%		1.3%		2.7%		2.7%
Recovery ratio, annualized (3)	0.9%		0.9%		1.3%		1.3%		1.3%		1.3%		0.9%		1.3%

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

Managed receivables. Absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for 2022 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. Included in the fourth quarter of 2020 was an unplanned bulk purchase of receivables that increased our period over period growth and kept receivables levels higher in the first quarter of 2021 when compared to the first quarter of 2020. While we continually evaluate bulk purchases of receivables, the timing and size of the purchases are difficult to predict.

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

Total managed yield ratio, annualized. We have experienced modest fluctuations in our total managed yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter term product offerings tend to have higher yields. Yields on our CAR products over the last few quarters are consistent with our expectations over the coming quarters. Further, we expect our total managed yield ratio to remain in line with current experience, with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter. These variations would be based on the relative mix of receivables in our various product offerings. Additionally, our product offerings in the U.S. territories tend to have slightly lower yields than those offered in the U.S. As such, growth in that region also will serve to slightly depress our overall total managed yield ratio, yet we expect growth in that region to continue to generate attractive returns on assets.

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

Our primary focus is expanding the reach of our financial technology so that we grow our private label credit and general purpose credit card receivables and generate revenues from these investments that will allow us to maintain consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in general purpose credit card finance products have resulted in year-over-year growth of total managed receivables levels, and we expect growth to continue in the coming quarters.

Accordingly, we will continue to focus on (i) obtaining the funding necessary to meet capital needs required by the growth of our receivables, (ii) adding new retail partners to our platform to continue growth of the private label credit receivables, (iii) continuing growth in general purpose credit card receivables and (iv) effectively managing costs.

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of December 31, 2021 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 15, 2022) that is secured by certain receivables and restricted cash	$5.7
Revolving credit facility (expiring April 21, 2023) that is secured by certain receivables and restricted cash	19.2
Revolving credit facility (expiring October 30, 2023) that is secured by certain receivables and restricted cash	48.7
Revolving credit facility (expiring November 1, 2023) that is secured by financial and operating assets of our CAR subsidiary	32.1
Total	$105.7

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as low in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 10, “Notes Payable,” to our consolidated financial statements included herein.

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026.

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

We repurchased $22.1 million in face amount of our outstanding convertible senior notes during the year ended December 31, 2021 for $30.4 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $14.1 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

In June 2021, we provided notice of redemption of all outstanding convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. Upon final determination of the conversion consideration amount, we delivered to holders of the converting notes, cash of $1,000 per $1,000 aggregate principal amount of notes and $12.1 million of cash in respect of the remainder of the conversion obligation. The redemption resulted in a loss of approximately $15.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon redemption, the notes were retired.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 14, “Net Income Attributable to Controlling Interests Per Common Share” to our consolidated financial statements for more information.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, noncompounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of the holders of a majority of the shares of the Series A Preferred Stock, the Company is required to offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to adjustment in certain circumstances to prevent dilution.

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by mid-2023. Currently, LIBOR is used as a reference rate for certain of our financial instruments. In any event, the majority of our revolving credit facilities mature prior to the expected phase out of LIBOR. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR. Going forward, we will work with our lenders to use suitable alternative reference rates for our financial instruments. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not expect the impact to be material to the Company.

At December 31, 2021, we had $409.7 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2021 and 2020 are as follows:

•

During the year ended December 31, 2021, we generated $212.4 million of cash flows from operations compared to our generation of $212.7 million of cash flows from operations during the year ended December 31, 2020. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Offsetting these collections were increased year over year payments made to pay federal and state taxes. Collections on receivables have generally benefited from increased consumer payments as a result of government stimulus payments. As these stimulus payments decrease, we expect consumer payments to return to historical levels.

•

During the year ended December 31, 2021, we used $475.0 million of cash from our investing activities, compared to use of $292.6 million of cash from investing activities during the year ended December 31, 2020. This increase in cash used is primarily due to significant increases in the level of net investments in the private label credit and general purpose credit card receivables relative to the same period in 2020. Net investments in 2020 were lower than expected due to reduced consumer spending patterns as a result of the COVID-19 outbreak and the associated economic shutdowns. These spending patterns, while still somewhat lower than we would otherwise expect, increased significantly throughout 2021. Increases in spending were offset somewhat by strong customer payments noted in the first and second quarters of 2021. While we continue to see increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the year ended December 31, 2021, we generated $510.3 million of cash from financing activities, compared to our generating $162.4 million of cash from financing activities during the year ended December 31, 2020. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables (including $600 million from two asset-backed securitizations associated with our general purpose credit card receivables) offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further, during the second and third quarters of 2021, we issued Series B Preferred Stock, which resulted in net proceeds (after associated expenses) of $75.3 million. During November 2021 we issued $150.0 million aggregate principal amount of senior notes which resulted in net proceeds (after associated expenses) of $142.8 million. Offsetting capital raised through the preferred stock issuance and senior note issuance was the repurchase and redemption of $33.8 million in face amount of our outstanding convertible senior notes for $54.3 million in cash (including accrued interest) and purchases of $25.2 million of our outstanding common stock pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. Impacting cash generated from financing activities during the year ended December 31, 2020, a wholly-owned subsidiary issued 50.0 million Class B preferred units at a purchase price of $1.00 per unit.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in private label credit and general purpose credit card finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases or redemptions of preferred and common stock. Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase up to 5,000,000 shares of our common stock through June 30, 2024.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include fees associated with the credit products, including the receivables underlying our private label credit and general purpose credit card platform, and our legacy credit card receivables which include the recognition of annual fee billings and cash advance fees among others.

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

The estimates for credit losses, payment rates, servicing costs, contractual servicing fees, costs of funds, discount rates and yields earned on credit card receivables significantly affect the reported amount (and changes thereon) of our loans, interest and fees receivable, at fair value and our notes payable associated with structured financings, at fair value on our consolidated balance sheets and consolidated statements of income.

Allowance for Uncollectible Loans, Interest and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments: CaaS and Auto Finance. Each of these portfolio segments is further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of uncollectible loans, interest and fees receivable, our results of operations and liquidity could be materially affected.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. BDO's report is on page F-1 of the attached financial statements.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Delinquent Section 16(a) Reports” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Articles of Incorporation, as amended	May 16, 2017, Form 8-K, exhibit 3.1
3.1(a)	Articles of Amendment Establishing Cumulative Convertible Preferred Stock, Series A	December 30, 2019, Form 8-K, exhibit 3.1
3.1(b)	Articles of Amendment Establishing the 7.625% Series B Cumulative Perpetual Preferred Stock	June 11, 2021, Form 8-K, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Description of Atlanticus Holdings Corporation's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.3	Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank National Association, as trustee	November 22, 2021, Form 8-K, exhibit 4.1
4.4	First Supplemental Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank National Association, as trustee	November 22, 2021, Form 8-K, exhibit 4.2
4.5	Form of 6.125% Senior Notes due 2026 (included in Exhibit 4.4)	November 22, 2021, Form 8-K, exhibit 4.3
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.7
10.3†	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
10.4†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and David G. Hanna	May 14, 2021, Form 10-Q, exhibit 10.1
10.5†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and Jeffrey A. Howard	May 14, 2021, Form 10-Q, exhibit 10.2
10.6†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.7†	Amended and Restated Consultant Agreement, dated May 1, 2020, between Atlanticus Services Corporation and Denise M. Harrod	May 14, 2021, Form 10-Q, exhibit 10.4
10.8†	Outside Director Compensation Package	Filed herewith
10.9

Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CCFC Corp. (formerly CompuCredit Funding Corp.), Atlanticus Services Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust

June 25, 2010, Form 8-K/A, exhibit 10.1
10.10	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.11	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1
10.11(a)*	Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated February 8, 2017	Filed herewith
10.11(b)*	Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated June 11, 2018	March 30, 2020, Form 10-K, exhibit 10.11(a)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.11(c)*	First Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated November 16, 2018	March 30, 2020, Form 10-K, exhibit 10.11(b)
10.11(d)*	Second Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated September 20, 2019	March 30, 2020, Form 10-K, exhibit 10.11(c)
10.11(e)	Third Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated November 13, 2019	March 30, 2020, Form 10-K, exhibit 10.11(d)
10.11(f)*	Fourth Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated January 23, 2020	March 30, 2020, Form 10-K, exhibit 10.11(e)
10.11(g)*	Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated November 16, 2018	March 30, 2020, Form 10-K, exhibit 10.11(f)
10.11(h)*	First Amendment to the Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated October 9, 2019	March 30, 2020, Form 10-K, exhibit 10.11(g)
10.11(i)	Second Amendment to the Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated November 13, 2019	March 30, 2020, Form 10-K, exhibit 10.11(h)
10.11(j)*	Third Amendment to Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated January 23, 2020	March 30, 2020, Form 10-K, exhibit 10.11(i)
10.11(k)*

Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust

Filed herewith
10.11(l)*	First Amendment to Purchase Agreement, dated June 11, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(k)
10.11(m)*	Second Amendment to Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(l)
10.11(n)	Third Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(m)
10.11(o)*	Fourth Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(n)
10.11(p)*	Purchase Agreement, dated November 16, 2018, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(o)
10.11(q)	First Amendment to Purchase Agreement, dated November 13, 2019, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(p)
10.11(r)*	Second Amendment to Purchase Agreement, dated January 23, 2020, among TSO-Fortiva Notes Holdco LP, Perimeter Funding Corporation, Access Financing, LLC and Perimeter Master Note Business Trust	March 30, 2020, Form 10-K, exhibit 10.11(q)
10.11(s)*	Series 2019-One Indenture Supplement for Perimeter Master Note Business Trust, dated June 12, 2019	March 30, 2020, Form 10-K, exhibit 10.11(r)
10.11(t)*	Series 2019-Two Indenture Supplement for Perimeter Master Note Business Trust, dated November 26, 2019	March 30, 2020, Form 10-K, exhibit 10.11(s)
10.11(u)	Trust Agreement, dated February 8, 2017, between Perimeter Funding Corporation and Wilmington Trust, National Association	May 15, 2017, Form 10-Q, exhibit 10.1(c)
10.11(v)	First Amendment to Trust Agreement, dated June 11, 2018, between Perimeter Funding Corporation and Wilmington Trust, National Association	March 30, 2020, Form 10-K, exhibit 10.11(u)
10.12	Master Indenture for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018, among Fortiva Retail Credit Master Note Business Trust, U.S. Bank National Association and Access Financing, LLC	March 27, 2019, Form 10-K, exhibit 10.12
10.12(a)*	Series 2018-One Indenture Supplement for Fortiva Retail Credit Master Note Business Trust, dated November 9, 2018	March 27, 2019, Form 10-K, exhibit 10.12(a)
10.12(b)	Amended and Restated Trust Agreement, dated November 9, 2018, between FRC Funding Corporation and Wilmington Trust, National Association	March 27, 2019, Form 10-K, exhibit 10.12(b)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.13	Amended and Restated Program Management Agreement, dated April 1, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1
10.13(a)	First Amendment to Amended and Restated Program Management Agreement, dated June 30, 2020, between The Bank of Missouri and Atlanticus Services Corporation	August 14, 2020, Form 10-Q, exhibit 10.1(a)
10.13(b)*	Amended and Restated Receivable Sales Agreement, dated April 1, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2
10.13(c)	First Amendment to Amended and Restated Receivable Sales Agreement, dated June 30, 2020, between The Bank of Missouri and Fortiva Funding, LLC	August 14, 2020, Form 10-Q, exhibit 10.2(a)
10.13(d)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Atlanticus Services Corporation and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(b)
10.13(e)	Assignment and Assumption Agreement, dated March 24, 2018, among Mid America Bank & Trust Company, Fortiva Funding, LLC and The Bank of Missouri	May 14, 2019, Form 10-Q, exhibit 10.2(c)
10.14*	Amended and Restated Operating Agreement of Access Financial Holdings, LLC, dated November 14, 2019	March 30, 2020, Form 10-K, exhibit 10.15
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract, compensatory plan or arrangement.
(1)

Documents incorporated by reference from SEC filings made prior to June 2009 were filed under CompuCredit Corporation (now Atlanticus Services Corporation) (File No. 000-25751), our predecessor issuer.

*	Certain portions of this document have been omitted because they are both not material and are the type that the Company treats as private or confidential.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 15, 2022.

Atlanticus Holdings Corporation

By:	/s/ Jeffrey A. Howard
Jeffrey A. Howard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey A. Howard Jeffrey A. Howard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022

/s/William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 15, 2022

/s/Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2022

/s/David G. Hanna David G. Hanna	Executive Chairman of the Board	March 15, 2022

/s/Denise M. Harrod Denise M. Harrod	Director	March 15, 2022

/s/Deal W. Hudson Deal W. Hudson	Director	March 15, 2022

/s/Joann G. Jones Joann G. Jones	Director	March 15, 2022

/s/Mack F. Mattingly Mack F. Mattingly	Director	March 15, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Atlanticus Holdings Corporation (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated March 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Uncollectible Loans, Interest and Fess Receivable, Gross

As described in Note 2 to the Company’s consolidated financial statements, the Company has outstanding loans of $375.7 million at gross amortized cost and a related allowance for uncollectible loans, interest and fees receivable, gross of $55.8 million at December 31, 2021 within its Credit as a Service (“CaaS”) Segment, which includes credit cards and other unsecured lending product classes of receivables.  Management determines the necessary allowance for uncollectible loans, interest and fees receivable, gross by analyzing all of the following attributes: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries.  Changes in these assumptions can have a material effect on the Company’s financial results.

We identified the significant judgmental assumptions by management in determining the adequacy of the allowance for uncollectible loans, interest and fees receivable, gross within the CaaS Segment to be a critical audit matter.  The significant judgmental assumptions impacting the recorded allowance are the effects of changes in the economy on consumers and the changes in underwriting criteria.  Auditing these complex judgments involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding, assessing the design and testing the operating effectiveness of controls over the Company’s estimate of the allowance for uncollectible loans, interest and fees receivable, gross within the CaaS Segment, including controls over management’s review of the significant assumptions and the completeness and accuracy of data used to develop the changes in the economy on consumers and the changes in underwriting criteria.
●	Evaluating the judgmental assumptions used by management by comparing to historical results, current economic data, and changes to underwriting criteria to determine if such assumptions were relevant, reliable, and reasonable for the purpose used.
●	Testing the relevance and reliability of the data used in determining the judgmental assumptions by testing the completeness and accuracy of data used including internal and external third-party sources.
●	Evaluating any evidence (e.g., external economic data, peer data, internal company data) that is contradictory to the conclusions reached by management in establishing the judgmental assumptions supporting the allowance for uncollectible loans, interest and fees receivable, gross within the CaaS Segment.

Loans, Interest and Fees Receivable, at Fair Value.

As described in Note 2 and Note 6 to the Company’s consolidated financial statements, the Company has outstanding loans interest and fees receivable, fair value of $1,026.4 million within the CaaS Segment at December 31, 2021.  The loans, interest and fees receivable, fair value are associated with the Company’s private label credit and general purpose credit card platform that were acquired on or after January 1, 2020.  The Company estimates the fair value of these receivables using a discounted cash flow model and reevaluates their fair value at the end of each quarter.  The discounted cash flow model assumptions used to determine the performance expectation include timing of expected cash flows and discount rates.  The impact of changes in the fair value of loans, interest, and fees receivable, at fair value is reflected within the period incurred and can have a material impact on the financial results of the Company.

We identified the significant assumptions used by management in the discounted cash flow model used to estimate the fair value to be a critical audit matter.  The significant assumptions impacting the fair value calculation are timing of expected cash flows and discount rates.  Auditing these complex assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding, assessing the design and testing the operating effectiveness of controls over the Company’s estimate of the fair value of loans, interest and fees receivable within the CaaS Segment, including controls over management’s review of the significant assumptions and the completeness and accuracy of data used to develop the fair value calculation and timing of cash flows and reasonableness of the discount rate.
●	Testing the relevance and reliability of data related to the assumptions by agreeing data to internal and external third-party sources.
●	Evaluating the assumptions used for the timing of expected cash flows by comparing to historical performance to determine if such assumptions were relevant, reliable, and reasonable for the purpose used, including consideration of evidence (e.g., external economic data and peer data) that may be contradictory to the conclusions reached by management.
●	Evaluating the discount rates used by comparing to market-based discount rates to determine if such assumption were relevant, reliable, and reasonable for the purpose used, including consideration of evidence (e.g., external economic data, peer data, internal company data) that may be contradictory to the conclusion reached by management.
●	Involving professionals with specialized skills and knowledge to evaluate the reasonableness of the timing of cash flows and discount rate assumptions used by management to determine the fair value.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

March 15, 2022

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	December 31,
	2021	2020

Assets
Unrestricted cash and cash equivalents (including $209.5 million and $96.6 million associated with variable interest entities at December 31, 2021 and December 31, 2020, respectively)	$409,660	$178,102
Restricted cash and cash equivalents (including $75.9 million and $70.2 million associated with variable interest entities at December 31, 2021 and December 31, 2020, respectively)	96,968	80,859
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $925.5 million and $374.2 million associated with variable interest entities at December 31, 2021 and December 31, 2020, respectively)	1,026,424	417,098
Loans, interest and fees receivable, gross (including $369.6 million and $560.2 million associated with variable interest entities at December 31, 2021 and December 31, 2020, respectively)	470,293	667,556
Allowances for uncollectible loans, interest and fees receivable (including $55.1 million and $120.9 million associated with variable interest entities at December 31, 2021 and December 31, 2020, respectively)	(57,201)	(124,961)
Deferred revenue (including $8.2 million and $10.3 million associated with variable interest entities at December 31, 2021 and December 31, 2020, respectively)	(29,281)	(39,456)
Net loans, interest and fees receivable	1,410,235	920,237
Property at cost, net of depreciation	7,335	2,240
Investments in equity-method investee	—	1,415
Operating lease right-of-use assets	4,016	9,181
Prepaid expenses and other assets	15,649	15,180
Total assets	$1,943,863	$1,207,214
Liabilities
Accounts payable and accrued expenses	$42,287	$41,731
Operating lease liabilities	4,842	13,776
Notes payable, net (including $1,223.4 million and $827.1 million associated with variable interest entities at December 31, 2021 and December 31, 2020, respectively)	1,278,864	882,610
Notes payable associated with structured financings, at fair value (associated with variable interest entities)	—	2,919
Convertible senior notes	—	24,386
Senior notes, net	142,951	—
Income tax liability	47,770	25,932
Total liabilities	1,516,714	991,354

Commitments and contingencies (Note 12)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at December 31, 2021 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2020 (Note 4) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,650	99,350

Shareholders' Equity
Series B preferred stock, no par value, 3,188,533 shares issued and outstanding at December 31, 2021 and 0 shares issued and outstanding at December 31, 2020 (liquidation preference - $79.7 million) (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,804,408 and 16,115,353 shares issued at December 31, 2021 and December 31, 2020, respectively; 14,804,408 and 16,115,353 (including 1,459,233 loaned shares to be returned at December 31, 2020) shares outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Paid-in capital	227,763	194,950
Retained earnings (deficit )	60,236	(117,666)
Total shareholders’ equity	287,999	77,284
Noncontrolling interests	(500)	(774)
Total equity	287,499	76,510
Total liabilities, preferred stock and equity	$1,943,863	$1,207,214

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Year Ended
	2021	2020
Revenue:
Consumer loans, including past due fees	$518,783	$410,616
Fees and related income on earning assets	194,466	133,960
Other revenue	30,606	15,431

Total operating revenue, net	743,855	560,007
Other non-operating revenue	4,201	3,403
Total revenue	748,056	563,410

Interest expense	(54,127)	(51,548)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(36,455)	(142,719)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(218,733)	(108,548)
Net margin	438,741	260,595

Operating expense:
Salaries and benefits	34,024	29,079
Card and loan servicing	75,397	63,047
Marketing and solicitation	56,635	35,012
Depreciation	1,493	1,247
Other	22,180	17,819
Total operating expense	189,729	146,204
Loss on repurchase and redemption of convertible senior notes	29,439	—
Income before income taxes	219,573	114,391
Income tax expense	(41,784)	(20,474)
Net income	177,789	93,917
Net loss attributable to noncontrolling interests	113	203
Net income attributable to controlling interests	177,902	94,120
Preferred dividends and discount accretion	(22,363)	(17,070)
Net income attributable to common shareholders	$155,539	$77,050
Net income attributable to common shareholders per common share—basic	$10.32	$5.32
Net income attributable to common shareholders per common share—diluted	$7.56	$3.95

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2021 and 2020

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2019	—	$—	15,885,314	$—	$212,692	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(300)	—	—	(300)	300	—
Preferred dividends	—	—	—	—	(16,770)	—	—	(16,770)	—	—
Stock option exercises and proceeds related thereto	—	—	407,533	—	1,326	—	—	1,326	—	—
Compensatory stock issuances, net of forfeitures	—	—	68,040	—	—	—	—	—	—	—
Contributions by preferred shareholders	—	—	—	—	—	—	—	—	50,000
Deferred stock-based compensation costs	—	—	—	—	1,355	—	—	1,355	—	—
Redemption and retirement of shares	—	—	(245,534)	—	(3,353)	—	—	(3,353)	—	—
Net income (loss)	—	—	—	—	—	94,120	(203)	93,917		—
Balance at December 31, 2020	—	$—	16,115,353	$—	$194,950	$(117,666)	$(774)	$76,510	$99,350	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(300)	—	—	(300)	300	—
Preferred dividends	—	—	—	—	(22,063)	—	—	(22,063)	—	—
Stock option exercises and proceeds related thereto	—	—	526,015	—	1,885	—	—	1,885	—	—
Compensatory stock issuances, net of forfeitures	—	—	56,654	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	3,188,533	—	—	—	75,270	—	—	75,270	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	387	387	—	—
Deferred stock-based compensation costs	—	—	—	—	3,240	—	—	3,240	—	—
Redemption and retirement of shares	—	—	(1,893,614)	—	(25,219)	—	—	(25,219)	—	—
Net income	—	—	—	—	—	177,902	(113)	177,789	—	—
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2021	2020
Operating activities
Net income	$177,789	$93,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,494	7,952
Provision for losses on loans, interest and fees receivable	36,455	142,719
Interest expense from accretion of discount on notes	453	585
Income from accretion of merchant fees and discount associated with receivables purchases	(166,266)	(110,402)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	218,733	108,548
Amortization of deferred loan costs	5,114	5,137
Income from equity-method investments	(16)	(456)
Loss on repurchase and redemption of convertible senior notes	29,439	—
Deferred stock-based compensation costs	3,240	1,355
Lease liability payments	(10,470)	(10,278)
Gain on sale of property	(599)	—
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(111,807)	(43,319)
Increase in income tax liability	21,838	20,147
Increase (decrease) in accounts payable and accrued expenses	6,005	(3,096)
Other	(36)	(75)
Net cash provided by operating activities	212,366	212,734

Investing activities
Investments in equity-method investee	(398)	—
Proceeds from equity-method investee	560	998
Proceeds from recoveries on charged off receivables	14,065	13,781
Investments in earning assets	(2,018,760)	(1,330,980)
Proceeds from earning assets	1,535,500	1,024,375
Sale of property	1,100	—
Purchases and development of property, net of disposals	(7,089)	(749)
Net cash used in investing activities	(475,022)	(292,575)

Financing activities
Noncontrolling interests contributions	387	50,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	75,270	—
Preferred dividends	(21,809)	(13,561)
Proceeds from exercise of stock options	1,885	1,326
Purchase and retirement of outstanding stock	(25,219)	(3,353)
Proceeds from issuance of Senior notes, net of issuance costs	142,832	—
Proceeds from borrowings	923,477	588,229
Repayment of borrowings	(586,495)	(460,256)
Net cash provided by financing activities	510,328	162,385
Effect of exchange rate changes on cash	(5)	23
Net increase in cash and cash equivalents and restricted cash	247,667	82,567
Cash and cash equivalents and restricted cash at beginning of period	258,961	176,394
Cash and cash equivalents and restricted cash at end of period	$506,628	$258,961
Supplemental cash flow information
Cash paid for interest	$47,608	$46,526
Net cash income tax payments	$19,946	$327
Increase in accrued and unpaid preferred dividends	$254	$3,209

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $27 billion in consumer loans over our 25-year operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. We specialize in supporting this “second-look” credit service. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers and service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

We also report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at cost. None of these companies are publicly-traded and there are no material pending liquidity events.

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

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). In March 2021, the American Rescue Plan, a $1.9 trillion stimulus package that extended and expanded benefits provided under previous legislation, was signed into law. The long-term impacts of the new law on the economy and our consumers is currently unknown.

The duration and severity of the effects of COVID-19 on our financial condition, results of operations and liquidity remain highly uncertain. Likewise, we do not know the duration and severity of the impact of COVID-19 on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. We continue to monitor the ongoing pandemic and have modified certain business practices including minimizing employee travel and transitioning to a hybrid remote work model. These practices have also been adopted by certain of our third party service partners.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Basis of Presentation and Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on credit card receivables, significantly affect the reported amount (and changes thereon) of our Loans, interest and fees receivables, at fair value and Notes payable associated with structured financings recorded at fair value on our consolidated balance sheets and consolidated statements of income. Additionally, estimates of credit losses have a significant effect on loans, interest and fees receivable, net, as shown on our consolidated balance sheets, as well as on the provision for losses on loans, interest and fees receivable within our consolidated statements of income.

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

Restricted Cash

Restricted cash as of December 31, 2021 and 2020 includes certain collections on loans, interest and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans, Interest and Fees Receivable

We maintain two categories of Loans, Interest and Fees Receivable on our consolidated balance sheets: those that are carried at fair value (Loans, interest and fees receivable, at fair value) and those that are carried at net amortized cost (Loans, interest and fees receivable, gross). For both categories of loans, interest and fees receivable, other than our Auto Finance receivables, interest and fees are discontinued when loans, interest and fees receivable become contractually 90 or more days past due. We charge off our CaaS and Auto Finance segment receivables when they become contractually more than 180 days past due. For all of our receivables portfolios, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

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

Under the fair value option for both our Securitized Receivables and our Fair Value Receivables, direct loan origination fees (such as annual and merchant fees) are taken into income when billed to the consumer or upon loan acquisition and direct loan origination costs are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in the fair value of loans, interest and fees receivable are recorded as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" in the consolidated statements of income in the period of the fair value changes. Changes in the fair value of loans, interest and fees receivable recorded at fair value include the impact of current period charge offs associated with these receivables.

Further details concerning our loans, interest and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with (a) a portion (those which are not part of our Fair Value Receivables) of our private label credit and general purpose credit card receivables within our CaaS segment and (b) our Auto Finance segment’s operations. Our CaaS segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $194.8 million and $185.0 million for the years ended December 31, 2021 and 2020, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and unearned fees (or “deferred revenue”) for our loans, interest and fees receivable that are not carried at fair value. The allowance is an estimate of the probable losses inherent within loans, interest and fees receivable that the Company does not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans, divided into two portfolio segments: CaaS and Auto Finance. While each of these categories has unique features, they share many of the same credit risk characteristics and thus share a similar approach to the establishment of an allowance for loan losses. Each portfolio segment is divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. For our Auto Finance segment we may further reduce the expected charge-off, taking into consideration specific dealer level reserves which may allow us to offset our losses and, in the case of secured loans, the impact of collateral available to offset a potential loss. Conversely, for receivables in our CaaS segment, which generally do not have a secured interest in collateral, we look to reserve for the gross expected exposure to charge-offs. These reserves are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable.

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

Certain of our loans, interest and fees receivable also contain components of deferred revenue including merchant fees on the purchases of receivables for our private label credit receivables and annual fee billings for our general purpose credit card receivables. Our private label credit and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees and loan discounts. Additionally, many of our general purpose credit card receivables have an annual membership fee that is billed to the consumer on card activation and on each anniversary of that date thereafter. As of December 31, 2021 and December 31, 2020, the weighted average remaining accretion period for the $29.3 million and $39.5 million of deferred revenue reflected in the consolidated balance sheets was 15 months and 14 months, respectively. Included within deferred revenue, are merchant fees and discounts on purchased loans of $20.4 million and $28.2 million as of December 31, 2021 and December 31, 2020, respectively.

As a result of the COVID-19 pandemic and subsequent declaration of a national emergency in March 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through December 31, 2021 we continued to actively work with consumers that indicated hardship as a result of COVID-19; however, the number of impacted consumers continued to be a diminishing part of our overall receivable base. In order to establish appropriate reserves for this population, we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

Our CaaS segment consists of two classes of receivable: credit cards and other unsecured lending products. A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Year Ended December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)
Provision for loan losses	(34.9)	(0.2)	(1.4)	(36.5)
Charge offs	88.6	1.5	31.1	121.2
Recoveries	(8.9)	(1.0)	(7.0)	(16.9)
Balance at end of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(43.4)	$(1.3)	$(12.4)	$(57.1)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$—	$0.4
Loans, interest and fees receivable collectively evaluated for impairment	$259.5	$94.2	$116.2	$469.9

For the Year Ended December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for loan losses	(112.1)	(2.0)	(28.6)	(142.7)
Charge offs	155.1	3.0	72.1	230.2
Recoveries	(9.9)	(1.1)	(15.2)	(26.2)
Balance at end of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(88.2)	$(1.4)	$(35.1)	$(124.7)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.3	$—	$2.3
Loans, interest and fees receivable collectively evaluated for impairment	$364.2	$90.9	$210.2	$665.3

Delinquent loans, interest and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans, interest and fees receivable.

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors we employ and through the sale of charged-off accounts to unrelated third-parties. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of income. For the year ended December 31, 2021, $8.7 million of our recoveries noted above related to collections from third-party collectors we employ and $8.2 million related to sales of charged-off accounts to unrelated third-parties. For the year ended December 31, 2020, $12.4 million of our recoveries noted above related to collections from third-party collectors we employ and $13.8 million related to sales of charged-off accounts to unrelated third-parties.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of  December 31, 2021 and December 31, 2020 is as follows:

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.3	$7.2	$3.3	$17.8
60-89 days past due	6.9	2.6	2.6	12.1
90 or more days past due	17.9	2.0	6.8	26.7
Delinquent loans, interest and fees receivable, gross	32.1	11.8	12.7	56.6
Current loans, interest and fees receivable, gross	227.4	82.8	103.5	413.7
Total loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$12.4	$7.6	$5.1	$25.1
60-89 days past due	8.0	2.8	3.8	14.6
90 or more days past due	19.9	2.1	9.5	31.5
Delinquent loans, interest and fees receivable, gross	40.3	12.5	18.4	71.2
Current loans, interest and fees receivable, gross	323.9	80.7	191.8	596.4
Total loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

Troubled Debt Restructurings. As part of ongoing collection efforts, once an account, the receivable of which is included in our CaaS segment, becomes 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). The above referenced COVID-19 Guidance issued by federal bank regulatory agencies, in consultation with the FASB staff, concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. Although we are not a financial institution and therefore not directly subject to the COVID-19 Guidance, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances. As a result, the below tables exclude certain accounts that are included under that guidance.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021		December 31, 2020
	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of TDRs	14,919	39,322	12,394	37,784
Number of TDRs that have been re-aged	812	2,035	2,788	7,846
Amount of TDRs on non-accrual status (in thousands)	$17,152	$25,154	$14,537	$26,989
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$1,205	$1,553	$4,662	$6,890
Carrying value of TDRs (in thousands)	$11,173	$15,502	$9,583	$14,287
TDRs - Performing (carrying value, in thousands)*	$8,797	$13,387	$7,420	$11,855
TDRs - Nonperforming (carrying value, in thousands)*	$2,376	$2,115	$2,163	$2,432

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 65,125 and 60,908 accounts, with a carrying amount of $70.0 million and $70.3 million during the twelve month periods ended December 31, 2021 and December 31, 2020, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the periods indicated and subsequently defaulted.

	Twelve Months Ended
	December 31, 2021		December 31, 2020
	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of accounts	3,119	7,765	3,065	7,665
Loan balance at time of charge off (in thousands)	$4,642	$6,455	$4,352	$6,745

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

We periodically review our property to determine if it is impaired. We incurred no impairment costs in 2021 and no impairment costs in 2020.

Investment in Equity-Method Investee

We account for an investment using the equity method of accounting if we have the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist based on ownership interest, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We record interests in the income of an equity-method investee within the equity in income of equity-method investee category on our consolidated statements of income.

We used the equity method for our 66.7% investment in a limited liability company formed in 2004 to acquire a portfolio of credit card receivables. Prior to the acquisition of the outstanding noncontrolling interest in September 2021 (and subsequent consolidation), we accounted for this investment using the equity method of accounting due to specific voting and veto rights held by each investor, which did not allow us to control this investee.

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

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include fees associated with the credit products, including the receivables underlying our private label credit and general purpose credit card platform, and our legacy credit card receivables which include the recognition of annual fee billings and cash advance fees among others.

We assess fees on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as income when they are charged to the customers’ accounts. We accrete annual membership fees associated with our credit card receivables into income on a straight-line basis over the cardholder privilege period which is generally 12 months for our amortized cost receivables, and when billed for those receivables that are included as part of our Fair Value Receivables. Similarly, fees on our other credit products are recognized when earned, which coincides with the time they are charged to the customers' accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans. The election of the fair value option to account for certain loans receivable that were acquired on or after January 1, 2020, resulted in increased fees recognized on credit products throughout the periods presented.

Other revenue

Other revenue includes revenues associated with interchange revenues, servicing income and ancillary product offerings (primarily associated with a credit protection program offered by our lending partner). We recognize these fees as income in the period earned.

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

Revenue from Contracts with Customers

The majority of our revenue is earned from financial instruments and is not included within the scope of ASU No. 2014-09, "Revenue from Contracts with Customers". We have determined that revenue from contracts with customers would primarily consist of interchange revenues in our CaaS segment and servicing revenue and other customer-related fees in both our CaaS segment and our Auto Finance segment. Interchange fees are earned when our customer's cards are used over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. Servicing revenue is generated by meeting contractual performance obligations related to the collection of amounts due on receivables, and is settled with the customer net of our fee. Service charges and other customer related fees are earned from customers based on the occurrence of specific services. None of these revenue streams result in an ongoing obligation beyond what has already been rendered. Revenue from these contracts with customers is included as a component of Other revenue on our consolidated statements of income. Components (in thousands) of our revenue from contracts with customers is as follows:

For the Year Ended December 31, 2021	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$18,134	$—	$18,134
Servicing income	1,871	1,224	3,095
Service charges and other customer related fees	9,317	60	9,377
Total revenue from contracts with customers	$29,322	$1,284	$30,606

(1) Interchange revenue is presented net of customer reward expense.

For the Year Ended December 31, 2020	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$9,500	$—	$9,500
Servicing income	1,187	994	2,181
Service charges and other customer related fees	3,685	65	3,750
Total revenue from contracts with customers	$14,372	$1,059	$15,431

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

Loss on repurchase and redemption of convertible senior notes

In periods where we repurchased or redeemed outstanding 5.875% convertible senior notes (“convertible senior notes”), we recorded any discount or premium paid for the repurchase or redemption (including accrued interest) relative to the amortized book value of the notes. For the year ended December 31, 2021, we repurchased or redeemed $33.8 million in face amount of our outstanding convertible senior notes for $54.3 million in cash (including accrued interest). The repurchase and redemption resulted in an aggregate loss of approximately $29.4 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired. See Note 11,"Convertible Senior Notes" for more information.

Recent Accounting Pronouncements

In  June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10 and 2019-11) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019, the FASB issued ASU 2019-05, which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis. ASU 2016-13 (and ASU 2019-05) was initially effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The FASB delayed the effective date of this standard until annual and interim periods beginning after December 15, 2022 for filers that qualified as smaller reporting companies at the time of the delay, with early adoption permitted. We plan to adopt ASU 2016-13 beginning January 1, 2022, using the modified retrospective method of adoption. We plan to elect the fair value option for all receivables in our CaaS segment currently measured at amortized cost. For all other receivables we will record an increase to our allowance for loan losses using the current expected credit loss model. As a result of our adoption, we expect an increase to our Loans, interest and fees receivable (net of the related revaluation), at fair value of approximately $315 million (with a corresponding decrease to Loans, interest and fees receivable, gross of approximately $375 million), a decrease to our Allowances for uncollectible loans, interest and fees receivable of approximately $55 million, a decrease to our Deferred revenue of approximately $15 million, a decrease to Accounts payable and accrued expenses of approximately $600 thousand, an increase to our deferred tax liability of approximately $2 million, and an increase to our retained earnings of approximately $8 million. These amounts are subject to change as we finalize our adoption efforts. The aforementioned impacts associated with our planned adoption of ASU 2016-13 primarily relate to those assets within our CaaS segment with an immaterial impact to our Auto Finance segment receivables.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform. Based on our preliminary analysis, LIBOR impacts us in limited circumstances primarily related to our existing debt agreements.  We have not yet adopted this ASU and are evaluating the effect of adopting this new accounting guidance.

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

We have evaluated subsequent events occurring after December 31, 2021, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than the developments described below.

In February 2022, options to purchase our common stock were exercised resulting in an increase to our common shares outstanding of 526,864 (net, after common stock withheld to satisfy the exercise price and tax withholding). These shares were previously included in our diluted share counts.

We purchased 451,407 shares of common stock through March 8, 2022, which were subsequently retired.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance.

As of both December 31, 2021 and December 31, 2020, we did not have a material amount of long-lived assets located outside of the U.S., and only a negligible portion of our revenues for the years ended December 31, 2021 and 2020 were generated outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Year Ended December 31, 2021	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$485,241	$33,542	$518,783
Fees and related income on earning assets	194,392	74	194,466
Other revenue	29,322	1,284	30,606
Other non-operating revenue	4,135	66	4,201
Total revenue	713,090	34,966	748,056
Interest expense	(53,093)	(1,034)	(54,127)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(36,262)	(193)	(36,455)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(218,733)	—	(218,733)
Net margin	$405,002	$33,739	$438,741
Income before income taxes	$208,926	$10,647	$219,573
Income tax expense	$(39,221)	$(2,563)	$(41,784)
Total assets	$1,859,950	$83,913	$1,943,863

Year Ended December 31, 2020	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$378,817	$31,799	$410,616
Fees and related income on earning assets	133,891	69	133,960
Other revenue	14,372	1,059	15,431
Other non-operating revenue	3,360	43	3,403
Total revenue	530,440	32,970	563,410
Interest expense	(50,387)	(1,161)	(51,548)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(140,683)	(2,036)	(142,719)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(108,548)	—	(108,548)
Net margin	$230,822	$29,773	$260,595
Income before income taxes	$105,429	$8,962	$114,391
Income tax expense	$(18,257)	$(2,217)	$(20,474)
Total assets	$1,124,618	$82,596	$1,207,214

4.	Shareholders’ Equity and Preferred Stock

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

During the years ended December 30, 2021 and 2020, we repurchased and contemporaneously retired 434,381 and 245,534 shares of our common stock at an aggregate cost of $25,219,000 and $3,353,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

We had 1,459,233 loaned shares outstanding at December 31, 2020, which were originally lent in connection with our November 2005 issuance of convertible senior notes. As of December 31, 2021, all loaned shares had been returned to us and subsequently retired.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 14, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

In June 2021, we issued an aggregate of 2.8 million shares of 7.625% Series B Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $25.00 per share (the “Series B Cumulative Perpetual Preferred Stock”), in a public offering at a price to the public of $25.00 per share. The Company also granted the Underwriters an option to purchase additional shares of Series B Cumulative Perpetual Preferred Stock during the 30 days following the date of the Underwriting Agreement. The Company raised gross proceeds of $70.0 million before deducting underwriting discounts, the structuring fee and other offering expenses. In July 2021, the Company issued an additional 388,533 shares of the Company's Series B Cumulative Perpetual Preferred Stock, pursuant to the exercise of the underwriters’ option to purchase additional shares. Upon the closing of the second issuance, the Company raised additional gross proceeds of $9.7 million before deducting underwriting discounts, the structuring fee and other offering expenses. The Series B Cumulative Perpetual Preferred Stock may be redeemed at our election (after 5 years) in whole or from time to time in part, by paying $25.00 per share, plus any accumulated and unpaid dividends. Dividends on the Series B Cumulative Perpetual Preferred Stock will be payable quarterly and are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders.

5.	Investment in Equity-Method Investee

Our equity-method investment outstanding at December 31, 2020 consisted of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. In September 2021, we acquired the outstanding noncontrolling interest.

In the following tables, we summarize (in thousands) balance sheet and results of operations data for our former equity-method investee:

	As of
	December 31, 2021	December 31, 2020
Loans, interest and fees receivables, at fair value	$—	$1,994
Total assets	$—	$2,105
Total liabilities	$—	$10
Members’ capital	$—	$2,095

	Year ended December 31,
	2021	2020
Net margin	$94	$819
Net income	$23	$684
Net income attributable to investee	$16	$456

6.	Fair Values of Assets and Liabilities

As previously discussed, as of January 1, 2020, we elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020. We estimate the fair value of these receivables using a discounted cash flow model, and reevaluate the fair value of our Fair Value Receivables at the end of each quarter. Additionally, we may adjust our models to reflect macro economic events. With the aforementioned market impacts of COVID-19 and related economic impacts, we included expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in chargeoffs and decrease in payments) above the level that historical trends would suggest.

We previously elected the fair value option with respect to our credit card loans, interest and fees receivable portfolios, the retained interests in which we historically recorded at fair value under securitization structures that were off balance sheet prior to accounting rules changes requiring their consolidation into our financial statements.

Fair value differs from amortized cost accounting in various ways. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. We update our fair value analysis each quarter, with changes since the prior reporting period reflected as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" in the consolidated statements of income. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in the fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value and therefore impact earnings.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  December 31, 2021 and December 31, 2020 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2021 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$402,380	$383,811
Loans, interest and fees receivable, at fair value	$—	$—	$1,026,424	$1,026,424

Assets – As of December 31, 2020 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$586,908	$503,139
Loans, interest and fees receivable, at fair value	$—	$—	$417,098	$417,098

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our consolidated statements of income as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value". For our loans, interest and fees receivable included in the above tables, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2021 and 2020:

	Loans, Interest and Fees Receivables, at Fair Value
	2021	2020
Balance at January 1,	$417,098	$4,386
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	(110,283)	(96,948)
Principal chargeoffs, net of recoveries, included in earnings	(78,463)	(9,855)
Finance chargeoffs, included in earnings	(30,794)	(2,746)
Purchases	1,626,062	713,579
Settlements	(1,163,503)	(295,301)
Finance and fees, included in earnings	366,307	103,983
Balance at December 31,	$1,026,424	$417,098

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs.

Net Revaluation of Loans, Interest and Fees Receivable. We record the net revaluation of loans, interest and fees receivable (including those pledged as collateral) in the Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value category in our consolidated statements of income. The net revaluation of loans, interest and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs. Interest income on receivables underlying our asset classes that are carried at fair value in our consolidated financial statements is recorded in Revenue - Consumer loans, including past due fees in our consolidated statements of income.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of December 31, 2021 and December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,026,424	Discounted cash flows	Gross yield, net of finance charge charge-offs	27.8% to 46.9% (40.9%)
			Payment rate	5.4% to 12.9% (10.6%)
			Expected principal credit loss rate	7.8% to 26.4% (23.5%)
			Servicing rate	3.4% to 5.7% (4.6%)
			Discount rate	12.3% to 13.5% (12.9%)

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$417,098	Discounted cash flows	Gross yield, net of finance charge charge-offs	22.7% to 56.5% (43.3%)
			Payment rate	3.9% to 11.4% (8.5%)
			Expected principal credit loss rate	6.9% to 31.4% (24.8%)
			Servicing rate	2.9% to 14.2% (4.3%)
			Discount rate	12.8% to 13.5% (13.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2021 and December 31, 2020 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,255,518	$1,255,518
Amortizing debt facilities	$—	$—	$23,346	$23,346
Senior notes, net	$153,000	$—	$—	$142,951

Liabilities – As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$857,068	$857,068
Amortizing debt facilities	$—	$—	$25,542	$25,542
Convertible senior notes	$—	$41,284	$—	$24,386
Liabilities carried at fair value
Notes payable associated with structured financings, at fair value	$—	$—	$2,919	$2,919

For our notes payable where market prices are not available, we assess the fair value of these liabilities based on our estimate of future cash flows generated from their underlying credit card receivables collateral, net of servicing compensation required under the note facilities, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk. Gains and losses associated with fair value changes for our notes payable associated with structured financing liabilities that are carried at fair value are detailed on our consolidated statements of income as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value". For our convertible senior notes, we assess fair value based upon the most recent trade data available from third-party providers. We have evaluated the fair value of our third party debt by analyzing the expected repayment terms and credit spreads included in our recent financing arrangements obtained with similar terms. These recent financing arrangements provide positive evidence that the underlying data used in our assessment of fair value has not changed relative to the general market and therefore the fair value of our debt continues to be the same as the carrying value. See Note 10, “Notes Payable,” for further discussion on our other notes payable.

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2021 and 2020:

	Notes Payable Associated with Structured Financings, at Fair Value
	2021	2020
Balance at January 1,	$2,919	$3,920
Net revaluations of notes payable associated with structured financings, at fair value, included in earnings	(807)	(1,001)
Repayments on outstanding notes payable, net	(2,112)	—
Balance at December 31,	$—	$2,919

The unrealized gains and losses for liabilities within the Level 3 category presented in the table above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 liabilities.

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value on our consolidated statements of income. The legal entity associated with the securitization transaction is consolidated as a VIE as the Company is deemed the primary beneficiary of the entity. The Company is not liable for the full face value of the liability in the VIE so it is carried at fair value based upon amounts the borrower will receive from the legal entity. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including: estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees. Accrued interest expense on notes payable underlying our notes payable associated with structured financings, at fair value is recorded in Interest expense in our consolidated statements of income.

For material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement at  December 31, 2020:

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

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2021 and December 31, 2020 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2021	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$1,249	$1,234,039
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$1,204	$1,131,895
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$1,215	$1,025,209
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$8	$4,640
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$13	$59,656

As of December 31, 2020	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$630	$515,434
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$589	$487,779
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$540	$416,558
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$1	$1,847
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$12,972

Notes Payable	Notes Payable Associated with Structured Financings, at Fair Value as of December 31, 2020
Aggregate unpaid principal balance of notes payable	$101,314
Aggregate fair value of notes payable	$2,919

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2021	2020
Software	$1,695	$4,122
Furniture and fixtures	3,540	6,548
Data processing and telephone equipment	692	7,728
Leasehold improvements	10,539	10,570
Other	6,909	1,156
Total cost	23,375	30,124
Less accumulated depreciation	(16,040)	(27,884)
Property, net	$7,335	$2,240

Depreciation expense totaled $1.5 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

8.	Leases

We have operating leases primarily associated with our corporate offices and regional service centers as well as for certain equipment. Our leases have remaining lease terms of 1 to 6 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods. Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space. The terms of the sublease arrangement generally coincide with the underlying lease. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2021	2020
Operating lease cost, gross	$6,905	$6,879
Sublease income	(5,234)	(5,133)
Net Operating lease cost	$1,671	$1,746
Cash paid under operating leases, gross	$10,470	$10,278

Weighted average remaining lease term - months	14
Weighted average discount rate	6.0%

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2022	$4,767	$(3,112)	$1,655
2023	511	—	511
2024	308	—	308
2025	163	—	163
2026	53	—	53
Thereafter	10	—	10
Total lease payments	5,812	(3,112)	2,700
Less imputed interest	(970)
Total	$4,842

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2021, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	December 31, 2021	December 31, 2020
Unrestricted cash and cash equivalents	$209.5	$96.6
Restricted cash and cash equivalents	75.9	70.2
Loans, interest and fees receivable, at fair value	925.5	374.2
Loans, interest and fees receivable, gross	369.6	560.2
Allowances for uncollectible loans, interest and fees receivable	(55.1)	(120.9)
Deferred revenue	(8.2)	(10.3)
Total Assets held by VIEs	$1,517.2	$970.0
Notes Payable, net held by VIEs	$1,223.4	$827.1
Notes Payable, at fair value held by VIEs	$-	$2.9
Maximum exposure to loss due to involvement with VIEs	$1,289.1	$864.4

10.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of December 31, 2021 and December 31, 2020 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2021	December 31, 2020

Revolving credit facilities at a weighted average interest rate equal to 4.3% as of December 31, 2021 (4.8% as of December 31, 2020) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,391.6 million as of December 31, 2021 ($943.6 million as of December 31, 2020)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2023) (1) (2) (3)	$32.1	$34.9
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2023) (2) (3) (4) (5)	48.7	50.0
Revolving credit facility, not to exceed $70.0 million (repaid in May 2021) (2) (3) (4) (5) (6)	—	5.8
Revolving credit facility, not to exceed $100.0 million (expiring October 15, 2022) (2) (3) (4) (5) (6)	—	10.0
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2022) (2) (3) (4) (5)	5.7	4.7
Revolving credit facility, not to exceed $100.0 million (expiring August 15, 2022) (2) (3) (4) (5) (6)	—	2.5
Revolving credit facility, not to exceed $200.0 million (repaid in June 2021) (3) (4) (5) (6)	—	200.0
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $25.0 million (expiring April 21, 2023) (2) (3) (4) (5)	19.2	7.8
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $15.0 million (expiring February 15, 2024) (3) (4) (5)	10.0	—
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	—
Revolving credit facility, not to exceed $75.0 million (expiring March 15, 2025) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	—
Other facilities
Other debt	5.9	3.2
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Amortizing debt facility (repaid in September 2021) (2) (3) (4) (5)	—	5.0
Total notes payable before unamortized debt issuance costs and discounts	1,289.0	891.3
Unamortized debt issuance costs and discounts	(10.1)	(8.7)
Total notes payable outstanding, net	$1,278.9	$882.6

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with variable interest entities.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of December 31, 2021, the LIBOR rate was 0.10% and the prime rate was 3.25%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $48.7 million was drawn as of December 31, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2023 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $32.1 million was drawn as of December 31, 2021). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of December 31, 2021, the borrowing limit was $55.0 million and the maturity is November 1, 2023. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In February 2017, we (through a wholly owned subsidiary) established a program under which we sell certain receivables to a consolidated trust in exchange for notes issued by the trust. The notes were secured by the receivables and other assets of the trust. Simultaneously with the establishment of the program, the trust issued a series of variable funding notes and sold an aggregate amount of up to $90.0 million (subsequently reduced to $70.0 million) of such notes to an unaffiliated third party. The facility was repaid in May 2021. In connection with the repayment, we removed an accrual of $1.5 million associated with a contingent liability incurred with the issuance of the notes. Removal of the contingent liability was recorded as a component of Other non-operating revenue on our consolidated statements of income.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of December 31, 2021) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.15% and LIBOR plus a range between 4.5% and 6.5%, respectively. The facilities mature on October 15, 2022 and August 15, 2022, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $19.2 million was drawn as of December 31, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2023 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $5.7 million was drawn as of December 31, 2021). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

In June 2019, we sold $200.0 million of ABS secured by certain credit card receivables (expiring December 15, 2022). The facility was repaid in June 2021.

In August 2019, we issued a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024.

In September 2019, we (through a wholly owned subsidiary) entered a term facility with a $30.0 million revolving borrowing limit. The facility was repaid in September 2021.

In November 2019, we sold $200.0 million of ABS secured by certain credit card receivables (expiring May 15, 2024). A portion of the proceeds from the sale was used to pay-down our existing facilities associated with our credit card receivables and the remaining proceeds were used to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.91%.

In July 2020, we sold $100.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale were used to pay-down some of our existing revolving facilities associated with our private label credit receivables, and the remaining proceeds were used to fund the acquisition of receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.47%.

In October 2020, we sold $250.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale were used to pay-down our existing term ABS associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 41 month revolving structure with an 18-month amortization period and the securities mature between August 2025 and October 2025. The weighted average interest rate on the securities is fixed at 4.1%.

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million borrowing limit (of which $10.0 million was drawn as of December 31, 2021) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the prime rate or 4%. The facility matures on February 15, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we entered a term facility with a $75 million limit (of which $0 was drawn as of December 31, 2021) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to 2.75%. The terms of the facility allow for a 24 month revolving structure with an 18-month amortization period and the facility matures in March 2025.

In November 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

As of December 31, 2021, we were in compliance with the covenants underlying our various notes payable.

Notes Payable Associated with Structured Financings, at Fair Value

Scheduled (in millions) in the table below are (1) the carrying amount of our structured financing note secured by certain credit card receivables and reported at fair value as of  December 31, 2020, (2) the outstanding face amount of our structured financing note secured by certain credit card receivables and reported at fair value as of  December 31, 2020, and (3) the carrying amount of the credit card receivables and restricted cash that provide the exclusive means of repayment for the note (i.e., lenders have recourse only to the specific credit card receivables and restricted cash underlying each respective facility and cannot look to our general credit for repayment) as of  December 31, 2020. The facility was repaid in December 2021.

Carrying Amounts at Fair Value as of
December 31, 2020
Securitization facility (repaid in December 2021), outstanding face amount of $101.3 million as of December 31, 2020 bearing interest at a weighted average 5.7% interest rate, based upon LIBOR which was secured by credit card receivables and restricted cash aggregating $2.9 million as of December 31, 2020 in carrying amount	$2.9

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026.  We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the year ended  December 31, 2021 totaled $0.1 million.

11.	Convertible Senior Notes

In November 2005, we issued $300.0 million aggregate principal amount of convertible senior notes. These notes (net of repurchases since the issuance date) are reflected within convertible senior notes on our consolidated balance sheets.

In the year ended December 31, 2021, we repurchased $22.1 million in face amount of our outstanding convertible senior notes for $30.4 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $14.1 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

In June 2021, we provided notice of redemption of all outstanding convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. Upon final determination of the conversion consideration amount, we delivered to holders of the converting notes, cash of $1,000 per $1,000 aggregate principal amount of notes and $12.1 million of cash in respect of the remainder of the conversion obligation. The redemption resulted in a loss of approximately $15.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon redemption, the notes were retired.

The following summarizes (in thousands) components of our consolidated balance sheets associated with our convertible senior notes:

December 31, 2020
Face amount of convertible senior notes	$33,839
Discount	(9,453)
Net carrying value	$24,386
Carrying amount of equity component included in paid-in capital	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—

In conjunction with the offering of the convertible senior notes, we lent Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL ("collectively "Bear Stearns"), 5,677,950 shares of our common stock. The obligations of Bear Stearns were assumed by JP Morgan in 2008 who returned the remaining loaned shares to us upon redemption of the notes. The loaned shares were retired in December 2021.

12.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.0 billion at December 31, 2021. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2021, CAR had unfunded outstanding floor-plan financing commitments totaling $12.6 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $21.1 million remains pledged as of December 31, 2021 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2021, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $53.3 million as of December 31, 2021 (of which we have accrued $0.6 million as of December 31, 2021 based on current claims). We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future.

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

The current and deferred portions (in thousands) of federal, foreign and state income tax benefit or expense are as follows:

	For the Year Ended December 31,
	2021	2020
Federal income tax (expense) benefit:
Current tax (expense) benefit	$(34,910)	$1,351
Deferred tax (expense)	(2,369)	(21,752)
Total federal income tax (expense)	$(37,279)	$(20,401)
Foreign income tax (expense) benefit:
Current tax (expense)	$(107)	$(143)
Deferred tax benefit (expense)	1	(5)
Total foreign income tax (expense)	$(106)	$(148)
State and other income tax benefit (expense):
Current tax (expense)	$(4,910)	$(1,228)
Deferred tax benefit	511	1,303
Total state and other income tax (expense) benefit	$(4,399)	$75
Total income tax (expense)	$(41,784)	$(20,474)

The $34.9 million of 2021 current federal income tax expense in the above table is net of $13.8 million of tax benefits related to federal net operating loss and capital loss carry forwards. Similarly, the $4.9 million of 2021 current state and other income tax expense above is net of $0.8 million of tax benefits related to state net operating loss carry forwards.

We experienced an effective income tax expense rate of 19.0% and 17.9% for the years ended December 31, 2021, and December 31, 2020, respectively. Our effective income tax expense rate for the year ended December 31, 2021, was below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date. Offsetting the above factors are the effects on our effective tax rate of state and foreign income tax expense and executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986. Our effective income tax expense rate for the year ended December 31, 2020, was below the statutory rate principally due to (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes and (2) the reversal in 2020 of our prior year accruals of interest and penalties on liabilities for unpaid taxes, such reversal arising from the complete abatement by the IRS of failure-to-pay penalties (and accrued interest thereon) related to a now-completed audit by the IRS of our 2008 tax returns.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. For 2021, we experienced only de minimis interest expense and reversals, and for 2020, we reported a net reversal of income tax-related interest and penalties of $1.0 million within our income tax line item.

The following table reconciles our effective income tax expense or benefit rates for 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Statutory federal expense rate	21.0%	21.0%
(Decrease) increase in statutory federal tax expense rate resulting from:
Share-based compensation, net of executive compensation deduction limitations	(1.4)	—
Global intangible low-taxed income tax	0.1	0.2
Net interest and penalties related to uncertain tax positions and unpaid tax liabilities (including reversals thereof from IRS settlement in 2020)	—	(0.6)
Interest expense on preferred stock classified as debt for tax purposes	(1.6)	(2.6)
Foreign taxes, net of valuation allowance effects	(0.1)	(0.2)
State taxes, net of valuation allowance effects	1.6	(0.1)
Prior year provision to return reconciling items, tax effects of non-controlling interests, and other	(0.6)	0.2
Effective tax expense rate	19.0%	17.9%

As of December 31, 2021 and December 31, 2020, the respective significant components (in thousands) of our deferred tax assets and liabilities (which are included as a component of our Income tax liability on our consolidated balance sheets) were:

	As of December 31,
	2021	2020
Deferred tax assets:
Software development costs/fixed assets	$—	$75
Provision for loan loss	14,647	30,080
Credit card fair value election differences	48,730	173
Equity-based compensation	967	715
Accrued expenses	159	466
Accruals for state taxes and interest associated with unrecognized tax benefits and unpaid accrued tax liabilities	149	121
Federal net operating loss and capital loss carry-forwards	—	11,279
Federal tax credits and minimum tax credit carry-forward	—	25
Foreign net operating loss carry-forward	304	306
Interest expense on debt with equity treatment for tax purposes	—	631
Other	506	202
State tax benefits, primarily from net operating losses	27,081	36,052
Deferred tax assets, gross	$92,543	$80,125
Valuation allowances	(22,716)	(31,701)
Deferred tax assets, net of valuation allowances	$69,827	$48,424
Deferred tax (liabilities):
Prepaid expenses and other	$(513)	$(225)
Software development costs and fixed assets	(41)	—
Equity in income of equity-method investee	(697)	(1,457)
Market discount on acquired credit card and other loans receivable	(94,958)	(61,255)
Deferred costs	(590)	(545)
Convertible senior notes	—	(10,057)
Deferred tax (liabilities), gross	$(96,799)	$(73,539)
Deferred tax (liabilities), net	$(26,972)	$(25,115)

We undertook a detailed review of our deferred taxes and determined that a valuation allowance was required for certain deferred tax assets in state tax jurisdictions within the U.S. and in the U.K. We reduce our deferred tax assets by valuation allowances if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Because our valuation allowance evaluations require consideration of future events, significant judgment is required in making the evaluations, and our conclusions could be materially different if our expectations are not met. Our valuation allowances totaled $22.7 million and $31.7 million as of December 31, 2021, and December 31, 2020, respectively; a release of approximately $1.1 million of state valuation allowances accounted for part of the decline in valuation allowance balances between December 31, 2020, and December 31, 2021.

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

Reconciliations (in thousands) of our unrecognized tax benefits from the beginning to the end of 2021 and 2020, respectively, are as follows:

	2021	2020
Balance at January 1,	$(577)	$(513)
Reductions based on tax positions related to prior years	33	—
(Additions) reductions based on tax positions related to prior years	(26)	48
Additions based on tax positions related to the current year	(107)	(82)
Interest and penalties accrued	(31)	(30)
Balance at December 31,	$(708)	$(577)

Further, our unrecognized tax benefits that, if recognized, would affect the effective tax rate are not material at only $0.7 million and $0.6 million as of  December 31, 2021, and 2020, respectively.

14.	Net Income Attributable to Controlling Interests Per Common Share

We compute net income attributable to controlling interests per common share by dividing net income attributable to controlling interests by the weighted-average number of shares of common stock (including participating securities) outstanding during the period, as discussed below. Diluted computations applicable in financial reporting periods in which we report income reflect the potential dilution to the basic income per share of common stock computations that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our results of operations. In performing our net income attributable to controlling interests per share of common stock computations, we apply accounting rules that require us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted calculations. Common stock and certain unvested share-based payment awards earn dividends equally, and we have included all outstanding restricted stock awards in our basic and diluted calculations for current and prior periods.

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	December 31,
	2021	2020
Numerator:
Net income attributable to controlling interests	$177,902	$94,120
Preferred stock and preferred unit dividends and accretion	(22,363)	(17,070)
Net income attributable to common shareholders—basic	155,539	77,050
Effect of dilutive preferred stock dividends and accretion	2,400	2,400
Net income attributable to common shareholders—diluted	$157,939	$79,450
Denominator:
Basic (including unvested share-based payment awards) (1)	15,074	14,486
Effect of dilutive stock compensation arrangements and exchange of preferred stock	5,824	5,616
Diluted (including unvested share-based payment awards) (1)	20,898	20,102
Net income attributable to common shareholders per share—basic	$10.32	$5.32
Net income attributable to common shareholders per share—diluted	$7.56	$3.95

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 312,792 for the year ended  December 31, 2021, compared to 431,262 for the year ended  December 31, 2020.

As their effects were anti-dilutive, we excluded stock options to purchase 0.0 million and 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, we included 4,000,000 and 3,793,869 shares, respectively, in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 4, "Shareholders' Equity and Preferred Stock", for a further discussion of these convertible securities.

15.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. Among other things, the Fourth Amended 2014 Plan (i) increased the number of shares of Common Stock available for issuance under the plan by 2,000,000 shares and (ii) extended the term of the plan by approximately two years. As of December 31, 2021, 54,321 shares remained available for issuance under the ESPP and 1,661,957 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the years ended December 31, 2021 and 2020.

Restricted Stock and Restricted Stock Units

During the years ended December 31, 2021 and 2020, we granted 49,988 and 61,373 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $1.7 million and $0.6 million, respectively. We incurred expenses of $1.2 million and $0.8 million during the years ended December 31, 2021 and 2020, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2021, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $0.9 million with a weighted-average remaining amortization period of 1.5 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. Options granted during 2021 were valued using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 5 years (which equals the expected term), volatility of 80.9% (based on the average of daily historical volatility using the expected term), and a risk-free rate of 0.86% (based on 5 year US Treasury securities). We had expense of $2.0 million and $0.5 million related to stock option-related compensation costs during the years ended December 31, 2021 and 2020, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,423,466	$4.41
Issued	133,850	$37.37
Exercised	(526,015)	$3.58
Expired/Forfeited	(13,332)	$15.30
Outstanding at December 31, 2021	2,017,969	$6.74	1.2	$130,311,334
Exercisable at December 31, 2021	1,599,199	$3.82	0.7	$107,945,775

Information on stock options granted, exercised and vested is as follows (in thousands, except per share data):

	Year ended December 31,
	2021	2020
Weighted average fair value per share of options granted	$24.00	$9.47
Cash received from options exercised, net	$1,885	$1,326
Aggregate intrinsic value of options exercised	$13,673	$5,726
Grant date fair value of shares vested	$834	$944

Options issued during the years ended December 31, 2021 and 2020 had an aggregate grant-date fair value of $3.1 million and $1.4 million, respectively. We had $2.4 million and $1.4 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2021 and December 31, 2020, respectively, with a weighted average remaining amortization period of 1.6 years as of December 31, 2021. Upon exercise of outstanding options the Company issues new shares.

16.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. We made matching contributions of $274,759 and $197,214 in 2021 and 2020, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $79,095 to purchase 2,241 shares of common stock in 2021 and $106,775 to purchase 9,209 shares of common stock in 2020 under the ESPP. The ESPP covers up to 100,000 shares of common stock. Our charge to expense associated with the ESPP was $28,937 and $31,748 in 2021 and 2020, respectively.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 600 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $17,299 and $16,960 for 2021 and 2020, respectively. The aggregate amount of payments required under the sublease from January 1, 2022 to the expiration of the sublease in May 2022 is $7,267.

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the years ended December 31, 2021 and 2020, we received $380,733 and $334,526, respectively, of reimbursed costs from HBR associated with these leased employees.

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