Form 10-Q
period 2022-03-31
Atlanticus Holdings Corp
filed 2022-05-10
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b- 2).    ☐  Yes    ☒  No

As of May 3, 2022, 14,913,413 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2022	2021

Assets
Unrestricted cash and cash equivalents (including $211.6 million and $209.5 million associated with variable interest entities at March 31, 2022 and December 31, 2021, respectively)	$373,468	$409,660
Restricted cash and cash equivalents (including $12.5 million and $75.9 million associated with variable interest entities at March 31, 2022 and December 31, 2021, respectively)	32,009	96,968
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $1,293.2 million and $925.5 million associated with variable interest entities at March 31, 2022 and December 31, 2021, respectively)	1,405,765	1,026,424
Loans, interest and fees receivable, gross (including $369.6 million associated with variable interest entities at December 31, 2021)	99,916	470,293
Allowances for uncollectible loans, interest and fees receivable (including $55.1 million associated with variable interest entities at December 31, 2021)	(1,612)	(57,201)
Deferred revenue (including $8.2 million associated with variable interest entities at December 31, 2021)	(15,878)	(29,281)
Net loans, interest and fees receivable	1,488,191	1,410,235
Property at cost, net of depreciation	6,819	7,335
Operating lease right-of-use assets	2,592	4,016
Prepaid expenses and other assets	18,558	15,649
Total assets	$1,921,637	$1,943,863
Liabilities
Accounts payable and accrued expenses	$50,905	$42,287
Operating lease liabilities	2,457	4,842
Notes payable, net (including $1,206.6 million and $1,223.4 million associated with variable interest entities at March 31, 2022 and December 31, 2021, respectively)	1,268,821	1,278,864
Senior notes, net	143,310	142,951
Income tax liability	43,100	47,770
Total liabilities	1,508,593	1,516,714

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at March 31, 2022 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2021 (Note 4) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,725	99,650

Shareholders' Equity
Series B preferred stock, no par value, 3,188,533 shares issued and outstanding at March 31, 2022 (liquidation preference - $79.7 million); 3,188,533 shares issued and outstanding at December 31, 2021 (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,912,895 and 14,804,408 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Paid-in capital	160,242	227,763
Retained earnings	113,828	60,236
Total shareholders’ equity	274,070	287,999
Noncontrolling interests	(751)	(500)
Total equity	273,319	287,499
Total liabilities, preferred stock and equity	$1,921,637	$1,943,863

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue:
Consumer loans, including past due fees	$164,806	$102,296
Fees and related income on earning assets	54,698	37,020
Other revenue	10,266	4,579
Total operating revenue, net	229,770	143,895
Other non-operating revenue	61	840
Total revenue	229,831	144,735

Interest expense	(17,410)	(12,298)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(147)	(4,135)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(104,680)	(27,491)
Net margin	107,594	100,811

Operating expense:
Salaries and benefits	11,426	8,239
Card and loan servicing	22,675	17,387
Marketing and solicitation	20,573	10,301
Depreciation	593	312
Other	14,693	4,968
Total operating expense	69,960	41,207
Loss on repurchase and redemption of convertible senior notes	—	7,807
Income before income taxes	37,634	51,797
Income tax benefit (expense)	7,121	(7,770)
Net income	44,755	44,027
Net loss attributable to noncontrolling interests	255	48
Net income attributable to controlling interests	45,010	44,075
Preferred dividends and discount accretion	(6,206)	(4,687)
Net income attributable to common shareholders	$38,804	$39,388
Net income attributable to common shareholders per common share—basic	$2.62	$2.62
Net income attributable to common shareholders per common share—diluted	$1.96	$1.91

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022 and March 31, 2021

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000
Cumulative effects from adoption of the CECL standard	—	—	—	—	—	8,582	—	8,582	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,131)	—	—	(6,131)	—	—
Stock option exercises and proceeds related thereto	—	—	1,000,534	—	2,788	—	—	2,788	—	—
Compensatory stock issuances, net of forfeitures	—	—	113,165	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Deferred stock-based compensation costs	—	—	—	—	1,111	—	—	1,111	—	—
Redemption and retirement of shares	—	—	(1,005,212)	—	(65,214)	—	—	(65,214)	—	—
Net income	—	—	—	—	—	45,010	(255)	44,755	—	—
Balance at March 31, 2022	3,188,533	$—	14,912,895	$—	$160,242	$113,828	$(751)	$273,319	$99,725	$40,000

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2020	—	$—	16,115,353	$—	$194,950	$(117,666)	$(774)	$76,510	$99,350	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,612)	—	—	(4,612)	—	—
Stock option exercises and proceeds related thereto	—	—	494,900	—	1,696	—	—	1,696	—	—
Compensatory stock issuances, net of forfeitures	—	—	39,942	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	—	—	545	—	—	545	—	—
Redemption and retirement of shares	—	—	(9,928)	—	(297)	—	—	(297)	—	—
Net income	—	—	—	—	—	44,075	(48)	44,027	—	—
Balance at March 31, 2021	—	$—	16,640,267	$—	$192,207	$(73,591)	$(822)	$117,794	$99,425	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$44,755	$44,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,916	844
Provision for losses on loans, interest and fees receivable	147	4,135
Interest expense from accretion of discount on notes	—	132
Income from accretion of merchant fees and discount associated with receivables purchases	(27,189)	(34,213)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	104,680	27,491
Amortization of deferred loan costs	1,136	888
Income from equity-method investments	—	(19)
Loss on repurchase and redemption of convertible senior notes	—	7,807
Deferred stock-based compensation costs	1,111	545
Lease liability payments	(2,635)	(2,584)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(45,363)	(9,517)
(Decrease) increase in income tax liability	(7,177)	7,634
Increase in accounts payable and accrued expenses	9,499	658
Other	(131)	4,952
Net cash provided by operating activities	80,749	52,780

Investing activities
Proceeds from equity-method investee	—	190
Proceeds from recoveries on charged off receivables	5,460	1,892
Investments in earning assets	(563,313)	(356,011)
Proceeds from earning assets	455,298	351,839
Purchases and development of property, net of disposals	(76)	(73)
Net cash used in investing activities	(102,631)	(2,163)

Financing activities
Noncontrolling interests contributions	4	—
Preferred dividends	(6,016)	(4,701)
Proceeds from exercise of stock options	2,788	1,696
Purchase and retirement of outstanding stock	(65,214)	(297)
Proceeds from borrowings	41,247	53,314
Repayment of borrowings	(52,068)	(116,069)
Net cash used in financing activities	(79,259)	(66,057)
Effect of exchange rate changes on cash	(10)	6
Net decrease in cash and cash equivalents and restricted cash	(101,151)	(15,434)
Cash and cash equivalents and restricted cash at beginning of period	506,628	258,961
Cash and cash equivalents and restricted cash at end of period	$405,477	$243,527
Supplemental cash flow information
Cash paid for interest	$16,199	$12,265
Net cash income tax payments	$56	$136
Increase (decrease) in accrued and unpaid preferred dividends	$115	$(89)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

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

We also report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events.

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

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). The COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of business and personal incomes has declined. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia’s invasion of Ukraine could significantly affect the sustainability of current economic growth. The duration and severity of the effects of COVID-19 on our financial condition, results of operations and liquidity remain highly uncertain. Likewise, we do not know the duration and severity of the impact of COVID-19 on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. We continue to monitor the ongoing pandemic and have modified certain business practices including minimizing employee travel and transitioning to a hybrid distributed work model. These practices have also been adopted by certain of our third party service partners.

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

We adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments on  January 1, 2022. This ASU requires the use of an impairment model (the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we elected the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost and recorded an increase to our allowance for loan losses for our remaining Loans, interest and fees receivable associated with our Auto Finance Segment.  The adoption of CECL resulted in an increase to our opening balance of retained earnings of $8.6 million.

Loans, Interest and Fees Receivable, at Fair Value. Loans, interest and fees receivable held at fair value represent receivables for which we have elected the fair value option (the "Fair Value Receivables"). The Fair Value Receivables are held by entities that qualify as variable interest entities ("VIE"), and are consolidated onto our consolidated balance sheets, some portfolios of which are unencumbered and some of which are still encumbered under structured or other financing facilities. Loans and finance receivables include accrued and unpaid interest and fees. As discussed above, as of March 31, 2022 all receivables associated with our private label credit and general purpose credit cards are included within this category of receivables.

Under the fair value option, direct loan origination fees (such as annual and merchant fees) are taken into income when billed to the consumer or upon loan acquisition and direct loan origination costs are expensed in the period incurred. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in the fair value of loans, interest and fees receivable are recorded as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" in the consolidated statements of income in the period of the fair value changes. Changes in the fair value of loans, interest and fees receivable recorded at fair value include the impact of current period charge-offs associated with these receivables.

Further details concerning our loans, interest and fees receivable held at fair value are presented within Note 6, “Fair Values of Assets and Liabilities.”

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with our Auto Finance segment’s operations. Prior to January 1, 2022 this category of receivable also included a portion (those which are not part of our Fair Value Receivables) of our private label credit and general purpose credit card receivables within our CaaS segment. Our CaaS segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $56.5 million and $50.5 million for the three months ended March 31, 2022 and 2021, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and unearned fees (or “deferred revenue”) for our loans, interest and fees receivable that are not carried at fair value. Upon adoption of CECL, the allowance is an estimate of the expected losses (rather than incurred losses) inherent within loans, interest and fees receivable that the Company does not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans. While each of these categories has unique features, they share many of the same credit risk characteristics and thus share a similar approach to the establishment of an allowance for loan losses. Each portfolio is divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. We may further reduce the expected charge-off, taking into consideration specific dealer level reserves which may allow us to offset our losses and, in the case of secured loans, the impact of collateral available to offset a potential loss.

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

Certain of our loans, interest and fees receivable (including those receivables associated with our private label credit and general purpose credit card receivables prior to their adoption of fair value accounting) also contain components of deferred revenue including merchant fees on the purchases of receivables for our private label credit receivables and annual fee billings for our general purpose credit card receivables. Our private label credit and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees and loan discounts. Additionally, many of our general purpose credit card receivables have an annual membership fee that is billed to the consumer on card activation and on each anniversary of that date thereafter. As of March 31, 2022 and December 31, 2021, the weighted average remaining accretion period for the $15.9 million and $29.3 million of deferred revenue reflected in the consolidated balance sheets was 26 months and 15 months, respectively. Included within deferred revenue, are merchant fees and discounts on purchased loans of $15.9 million and $20.4 million as of March 31, 2022 and December 31, 2021, respectively.

As a result of the COVID-19 pandemic and subsequent declaration of a national emergency in March 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through March 31, 2022 we continued to actively work with consumers that indicated hardship as a result of COVID-19; however, the number of impacted consumers is a small and diminishing part of our overall receivable base. In order to establish appropriate reserves for this population, we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

Our CaaS segment consists of two classes of receivable: credit cards and other unsecured lending products. A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended March 31, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)
Cumulative effects from adoption of fair value under the CECL standard	43.4	—	12.4	55.8
Cumulative effects from adoption of the CECL standard	—	(0.2)	—	(0.2)
Provision for loan losses	—	(0.1)	—	(0.1)
Charge-offs	—	0.4	—	0.4
Recoveries	—	(0.3)	—	(0.3)
Balance at end of period	$—	$(1.6)	$—	$(1.6)

As of March 31, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$—	$(1.6)	$—	$(1.6)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$—	$99.9	$—	$99.9
Loans, interest and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans, interest and fees receivable collectively evaluated for impairment	$—	$99.9	$—	$99.9

For the Three Months Ended March 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)
Provision for loan losses	(4.2)	(0.1)	0.2	(4.1)
Charge-offs	19.0	0.6	7.3	26.9
Recoveries	(1.7)	(0.3)	(1.7)	(3.7)
Balance at end of period	$(75.1)	$(1.5)	$(29.3)	$(105.9)

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(43.4)	$(1.3)	$(12.4)	$(57.1)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$—	$0.4
Loans, interest and fees receivable collectively evaluated for impairment	$259.5	$94.2	$116.2	$469.9

Delinquent loans, interest and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans, interest and fees receivable.

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors we employ and through the sale of charged-off accounts to unrelated third-parties. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of income. For the three months ended March 31, 2022, $0.3 million of our recoveries noted above related to collections from third-party collectors we employ and $0.0 million related to sales of charged-off accounts to unrelated third-parties. For the three months ended March 31, 2021, $2.4 million of our recoveries noted above related to collections from third-party collectors we employ and $1.3 million related to sales of charged-off accounts to unrelated third-parties.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivable is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of March 31, 2022 and December 31, 2021 is as follows:

As of March 31, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$—	$4.8	$—	$4.8
60-89 days past due	—	1.6	—	1.6
90 or more days past due	—	1.4	—	1.4
Delinquent loans, interest and fees receivable, gross	—	7.8	—	7.8
Current loans, interest and fees receivable, gross	—	92.1	—	92.1
Total loans, interest and fees receivable, gross	$—	$99.9	$—	$99.9
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.0	$—	$1.0

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.3	$7.2	$3.3	$17.8
60-89 days past due	6.9	2.6	2.6	12.1
90 or more days past due	17.9	2.0	6.8	26.7
Delinquent loans, interest and fees receivable, gross	32.1	11.8	12.7	56.6
Current loans, interest and fees receivable, gross	227.4	82.8	103.5	413.7
Total loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

Troubled Debt Restructurings

As part of ongoing collection efforts, once an account, the receivable of which is included in our CaaS segment, becomes 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, we will re-age the customer’s account. When we re-age an account, we adjust the status of the account to bring a delinquent account current, but generally do not make any further modifications to the payment terms or amount owed. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). The above referenced COVID- 19 Guidance issued by federal bank regulatory agencies, in consultation with the Financial Accounting Standards Board ("FASB") staff, concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID- 19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. Although we are not a financial institution and therefore not directly subject to the COVID- 19 Guidance, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances. As a result, the below tables exclude certain accounts that are included under that guidance.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of  March 31, 2022 and  December 31, 2021:

	As of
	March 31, 2022		December 31, 2021
	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of TDRs	17,886	52,652	14,919	39,322
Number of TDRs that have been re-aged	283	893	812	2,035
Amount of TDRs on non-accrual status (in thousands)	$21,280	$32,915	$17,152	$25,154
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$424	$678	$1,205	$1,553
Carrying value of TDRs (in thousands)	$14,330	$20,961	$11,173	$15,502
TDRs - Performing (carrying value, in thousands)*	$11,917	$18,992	$8,797	$13,387
TDRs - Nonperforming (carrying value, in thousands)*	$2,413	$1,969	$2,376	$2,115

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 84,878 and 51,424 accounts in the amount of $89.5 million and $59.2 million during the twelve month periods ended March 31, 2022 and March 31, 2021, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	March 31, 2022		March 31, 2021
	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of accounts	3,853	10,487	2,448	6,304
Loan balance at time of charge off (in thousands)	$5,897	$8,721	$3,364	$5,553

Income Taxes

We experienced a negative effective tax rate of 18.8% for the three months ended March 31, 2022, compared to an effective tax rate of 15.0% for the three months ended March 31, 2021.

Our negative effective tax rate for the three months ended March 31, 2022 (i.e., versus the statutory rate) resulted from (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items are the effects of state and foreign income tax expense.

Our effective tax rate for the three months ended March 31, 2021 was below the statutory rate due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values, (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (3) our release of state tax valuation allowances. Partially offsetting the foregoing items were the effects of (1) executive compensation deduction limits under Section 162(m) of the Internal Revenue Code of 1986, as amended, and (2) state and foreign income tax expense.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of operations. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three months ended March 31, 2022, and 2021.

Revenue Recognition and Revenue from Contracts with Customers

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Discounts received associated with auto loans that are not included as part of our Fair Value Receivables are deferred and amortized over the average life of the related loans using the effective interest method. Premiums, discounts and merchant fees paid or received associated with Fair Value Receivables are recognized upon receivable acquisition. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include fees associated with the credit products, including the receivables underlying our private label credit and general purpose credit card platform, and our legacy credit card receivables which include the recognition of annual fee billings and cash advance fees among others.

Fees are assessed on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and we recognize these fees as income when they are charged to the customers’ accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans. The election of the fair value option to account for certain loans receivable resulted in increased fees recognized on credit products throughout the periods presented.

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

For the Three Months Ended March 31, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,698	$—	$5,698
Servicing income	830	252	1,082
Service charges and other customer related fees	3,470	16	3,486
Total revenue from contracts with customers	$9,998	$268	$10,266

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended March 31, 2021	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$2,622	$—	$2,622
Servicing income	388	325	713
Service charges and other customer related fees	1,229	15	1,244
Total revenue from contracts with customers	$4,239	$340	$4,579

(1) Interchange revenue is presented net of customer reward expense.

Loss on repurchase and redemption of convertible senior notes

In periods where we repurchased or redeemed 5.875% convertible senior notes (“convertible senior notes”), we recorded any discount or premium paid for the repurchase or redemption (including accrued interest) relative to the amortized book value of the notes. In the three months ended March 31, 2021, we repurchased $14.7 million in face amount of our convertible senior notes for $18.6 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $7.8 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

Recent Accounting Pronouncements

In  June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10 and 2019-11) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019, the FASB issued ASU 2019-05, which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis. We adopted ASU 2016-13 beginning January 1, 2022, using the modified retrospective method of adoption. We elected the fair value option for all receivables in our CaaS segment previously measured at amortized cost. For all other receivables, we recorded an increase to our allowance for loan losses using the current expected credit loss model. As a result of our adoption, we increased our Loans, interest and fees receivable (net of the related revaluation), at fair value by $315.0 million (with a corresponding decrease to Loans, interest and fees receivable, gross of $375.7 million), a decrease to our Allowances for uncollectible loans, interest and fees receivable of $55.6 million, a decrease to our Deferred revenue of $15.6 million, a decrease to Accounts payable and accrued expenses of $600 thousand, an increase to our deferred tax liability of $2.5 million, and an increase to our retained earnings of $8.6 million. The aforementioned impacts associated with our adoption of ASU 2016-13 primarily relate to those assets within our CaaS segment with an immaterial impact to our Auto Finance segment receivables.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform. We have not yet adopted this ASU and are evaluating the effect of adopting this new accounting guidance. Based on our preliminary analysis, the London Interbank Offered Rate ("LIBOR") impacts us in limited circumstances primarily related to our existing debt agreements.

Subsequent Events

We evaluate subsequent events that occur after our consolidated balance sheet date but before our consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements; and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

We have evaluated subsequent events occurring after March 31, 2022. Based on our evaluation, we included an accrual for a $8.5 million settlement associated with outstanding litigation related to our Auto Finance segment in our Other expense category on our consolidated statements of income .

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance.

As of both March 31, 2022 and December 31, 2021, we did not have a material amount of long-lived assets located outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$156,465	$8,341	$164,806
Fees and related income on earning assets	54,680	18	54,698
Other revenue	9,998	268	10,266
Other non-operating revenue	35	26	61
Total revenue	221,178	8,653	229,831
Interest expense	(17,163)	(247)	(17,410)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	—	(147)	(147)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(104,680)	—	(104,680)
Net margin	$99,335	$8,259	$107,594
Income (loss) before income taxes	$43,598	$(5,964)	$37,634
Income tax benefit	$5,518	$1,603	$7,121
Total assets	$1,835,155	$86,482	$1,921,637

Three Months Ended March 31, 2021	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$94,110	$8,186	$102,296
Fees and related income on earning assets	37,003	17	37,020
Other revenue	4,238	341	4,579
Other non-operating revenue	835	5	840
Total revenue	136,186	8,549	144,735
Interest expense	(12,044)	(254)	(12,298)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(4,007)	(128)	(4,135)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(27,491)	—	(27,491)
Net margin	$92,644	$8,167	$100,811
Income before income taxes	$49,304	$2,493	$51,797
Income tax expense	$(7,163)	$(607)	$(7,770)
Total assets	$1,117,215	$82,280	$1,199,495

4.	Shareholders’ Equity and Preferred Stock

On  November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, noncompounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 11, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

During the three months ended March 31, 2022 and 2021, we repurchased and contemporaneously retired 1,005,212 and 9,928 shares of our common stock at an aggregate cost of $65,214,000 and $297,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

5.	Investment in Equity-Method Investee

Our former equity-method investment consisted of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. On September 30, 2021, we acquired the outstanding noncontrolling interest.

In the following table, we summarize (in thousands) results of operations data for our former equity-method investee:

Three Months Ended March 31,
2021
Net margin	$55
Net income	$29
Net income attributable to our equity investment investee	$19

6.	Fair Values of Assets and Liabilities

As previously discussed, we adopted ASU 2016-13, electing the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. We estimate the fair value of these receivables using a discounted cash flow model, and reevaluate the fair value of our Fair Value Receivables at the end of each quarter. Additionally, we may adjust our models to reflect macroeconomic events. With the aforementioned market impacts of COVID-19 and related economic impacts, we continue to include expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical trends would suggest.

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

Fair value differs from amortized cost accounting in the following ways:

•	Receivables and notes are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for loan loss calculation;
•	Certain fee billings (such as annual or merchant fees) and expenses of loans and notes are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	Changes in the fair value of loans and notes impact recorded revenues; and
•	Net charge-offs are recognized as they occur rather than through the establishment of an allowance and provision for losses.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  March 31, 2022 and  December 31, 2021 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of March 31, 2022 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$90,585	$82,426
Loans, interest and fees receivable, at fair value	$—	$—	$1,405,765	$1,405,765

Assets – As of December 31, 2021 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$402,380	$383,811
Loans, interest and fees receivable, at fair value	$—	$—	$1,026,424	$1,026,424

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2022 and 2021:

	Loans, Interest and Fees Receivables, at Fair Value
	2022	2021
Balance at January 1,	$1,026,424	$417,098
Cumulative effects from adoption of fair value under the CECL standard	314,985	—
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	(3,372)	(13,303)
Principal charge-offs, net of recoveries, included in earnings	(68,797)	(10,686)
Finance charge-offs, included in earnings	(32,511)	(3,630)
Purchases	537,573	250,469
Settlements	(563,104)	(211,065)
Finance and fees, included in earnings	194,567	52,551
Balance at March 31,	$1,405,765	$481,434

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of March 31, 2022 and December 31, 2021:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at March 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,405,765	Discounted cash flows	Gross yield, net of finance charge charge-offs	27.6% to 35.8% (32.4%)
			Payment rate	5.6% to 12.2% (10.9%)
			Expected principal credit loss rate	8.1% to 32.1% (30.5%)
			Servicing rate	3.6% to 6.2% (3.7%)
			Discount rate	12.1% to 13.5% (12.7%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,026,424	Discounted cash flows	Gross yield, net of finance charge charge-offs	27.8% to 46.9% (40.9%)
			Payment rate	5.4% to 12.9% (10.6%)
			Expected principal credit loss rate	7.8% to 26.4% (23.5%)
			Servicing rate	3.4% to 5.7% (4.6%)
			Discount rate	12.3% to 13.5% (12.9%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the March 31, 2022 and December 31, 2021 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,245,513	$1,245,513
Amortizing debt facilities	$—	$—	$23,308	$23,308
Senior notes, net	$148,200	$—	$—	$143,310

Liabilities – As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,255,518	$1,255,518
Amortizing debt facilities	$—	$—	$23,346	$23,346
Senior notes, net	$153,000	$—	$—	$142,951

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2021 (no amounts were outstanding as of March 31, 2022):

Notes Payable Associated with Structured Financings, at Fair Value
2021
Balance at January 1,	$2,919
Net revaluations of notes payable associated with structured financings, at fair value, included in earnings	(128)
Balance at March 31,	$2,791

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

Other Relevant Data

Other relevant data (in thousands) as of March 31, 2022 and  December 31, 2021 concerning certain assets and liabilities we carry at fair value are as follows:

As of March 31, 2022	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$1,102	$1,677,610
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$1,064	$1,530,777
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$1,065	$1,404,700
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$5	$5,100
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$13	$94,519

As of December 31, 2021	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$1,249	$1,234,039
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$1,204	$1,131,895
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$1,215	$1,025,209
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$8	$4,640
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$13	$59,656

7.	Variable Interest Entities

The Company contributes certain receivables to VIEs. These entities are sometimes established to facilitate third party financing. When assets are contributed to a VIE, they serve as collateral for the debt securities issued by that VIE. The evaluation of whether the entity qualifies as a VIE is based upon the sufficiency of the equity at risk in the legal entity. This evaluation is generally a function of the level of excess collateral in the legal entity. We consolidate VIEs when we hold a variable interest and are the primary beneficiary. We are the primary beneficiary when we have the power to direct activities that most significantly affect the economic performance and have the obligation to absorb the majority of the losses or benefits. In certain circumstances we guarantee the performance of the underlying debt or agree to contribute additional collateral when necessary. When collateral is pledged it is not available for the general use of the Company and can only be used to satisfy the related debt obligation. The results of operations and financial position of consolidated VIEs are included in our consolidated financial statements.

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	March 31, 2022	December 31, 2021
Unrestricted cash and cash equivalents	$211.6	$209.5
Restricted cash and cash equivalents	12.5	75.9
Loans, interest and fees receivable, at fair value	1,293.2	925.5
Loans, interest and fees receivable, gross	—	369.6
Allowances for uncollectible loans, interest and fees receivable	—	(55.1)
Deferred revenue	—	(8.2)
Total Assets held by VIEs	$1,517.3	$1,517.2
Notes Payable, net held by VIEs	$1,206.6	$1,223.4
Maximum exposure to loss due to involvement with VIEs	$1,285.1	$1,289.1

8.	Leases

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

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost, gross	$1,724	$1,726
Sublease income	(1,302)	(1,293)
Net Operating lease cost	$422	$433
Cash paid under operating leases, gross	$2,635	$2,584

Weighted average remaining lease term - months	20
Weighted average discount rate	5.2%

As of March 31, 2022, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2022 (excluding the three months ended March 31, 2022)	$2,151	$(1,245)	$906
2023	549	—	549
2024	347	—	347
2025	204	—	204
2026	95	—	95
Thereafter	25	—	25
Total lease payments	3,371	(1,245)	2,126
Less imputed interest	(914)
Total	$2,457

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

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of March 31, 2022, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of March 31, 2022 and  December 31, 2021 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	March 31, 2022	December 31, 2021

Revolving credit facilities at a weighted average interest rate equal to 4.3% as of March 31, 2022 (4.3% as of December 31, 2021) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,392.2 million as of March 31, 2022 ($1,391.6 million as of December 31, 2021)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2024) (1) (2) (3)	$38.9	$32.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2023) (2) (3) (4) (5)	36.9	48.7
Revolving credit facility, not to exceed $100.0 million (expiring October 15, 2022) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $15.0 million (expiring July 15, 2022) (2) (3) (4) (5)	4.8	5.7
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2024) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $25.0 million (expiring April 21, 2023) (2) (3) (4) (5)	14.8	19.2
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $15.0 million (expiring February 15, 2024) (3) (4) (5)	10.0	10.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring March 15, 2025) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Other facilities
Other debt	5.9	5.9
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,278.7	1,289.0
Unamortized debt issuance costs and discounts	(9.9)	(10.1)
Total notes payable outstanding, net	$1,268.8	$1,278.9

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of March 31, 2022, the LIBOR rate was 0.45% and the prime rate was 3.50%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $36.9 million was drawn as of March 31, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2023 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $38.9 million was drawn as of March 31, 2022). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of March 31, 2022, the borrowing limit was $55.0 million and the maturity is November 1, 2024. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of March 31, 2022) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.15% and Secured Overnight Financing Rate ("SOFR") plus a range between 4.5% and 6.5%, respectively. The facilities mature on October 15, 2022 and March 15, 2024, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $14.8 million was drawn as of March 31, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2023 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $4.8 million was drawn as of March 31, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

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

In  October 2020, we sold $250.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale were used to paydown our existing term ABS associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 41-month revolving structure with an 18-month amortization period and the securities mature between August 2025 and October 2025. The weighted average interest rate on the securities is fixed at 4.1%.

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million borrowing limit (of which $10.0 million was drawn as of March 31, 2022) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the prime rate or 4%. The facility matures on February 15, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we entered a term facility with a $75 million limit (of which $0 was drawn as of March 31, 2022) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in March 2025.

In November 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

As of March 31, 2022, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the three months ended March 31, 2022 totaled $0.4 million.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.1 billion at March 31, 2022. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of March 31, 2022, CAR had unfunded outstanding floor-plan financing commitments totaling $12.8 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $19.5 million remains pledged as of March 31, 2022 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of March 31, 2022, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $63.8 million as of March 31, 2022. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 8, “Leases”.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. In the first quarter of 2022, we accrued $8.5 million related to a settlement of outstanding litigation associated with our Auto Finance segment. There are currently no other pending legal proceedings that are expected to be material to us.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income attributable to controlling interests	$45,010	$44,075
Preferred stock and preferred unit dividends and accretion	(6,206)	(4,687)
Net income attributable to common shareholders—basic	38,804	39,388
Effect of dilutive preferred stock dividends and accretion	592	592
Net income attributable to common shareholders—diluted	$39,396	$39,980
Denominator:
Basic (including unvested share-based payment awards) (1)	14,821	15,013
Effect of dilutive stock compensation arrangements and exchange of preferred stock	5,238	5,921
Diluted (including unvested share-based payment awards) (1)	20,059	20,934
Net income attributable to common shareholders per share—basic	$2.62	$2.62
Net income attributable to common shareholders per share—diluted	$1.96	$1.91

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 100,331 for the three months ended March 31, 2022, compared to 421,639 for the three months ended March 31, 2021

As their effects were anti-dilutive, we excluded stock options to purchase 0.0 shares and 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three months ended March 31, 2022 and 2021, respectively.

For both of the three months ended March 31, 2022 and 2021, we included 4,000,000 shares in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 4, "Shareholders' Equity and Preferred Stock", for a further discussion of these convertible securities.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of March 31, 2022, 53,724 shares remained available for issuance under the ESPP and 1,996,953 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months ended March 31, 2022 and 2021.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2022 and 2021, we granted 106,498 and 33,276 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $5.0 million and $0.9 million, respectively. We incurred expenses of $0.6 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of March 31, 2022, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $5.4 million with a weighted-average remaining amortization period of 3.0 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.5 million and $0.3 million related to stock option-related compensation costs during the three months ended March 31, 2022 and 2021, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,017,969	$6.74
Issued	—	$—
Exercised	(1,000,534)	$2.79
Expired/Forfeited	(1,000)	$15.30
Outstanding at March 31, 2022	1,016,435	$10.63	1.9	$41,834,424
Exercisable at March 31, 2022	815,666	$6.19	1.5	$37,191,595

Options issued during the three months ended March 31, 2021 had an aggregate grant-date fair value of $0.1 million. No options were issued during the three months ended March 31, 2022. We had $1.9 million and $2.4 million of unamortized deferred compensation costs associated with non-vested stock options as of March 31, 2022 and December 31, 2021, respectively, with a weighted average remaining amortization period of 1.5 years as of March 31, 2022. Upon exercise of outstanding options, the Company issues new shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2021, where certain terms have been defined.

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

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See “Consumer and Debtor Protection Laws and Regulations—CaaS Segment” in Part I, Item 1 of our Annual Report on Form 10K for the year ended December 31, 2021 and Part II, Item 1A, “Risk Factors” contained in this Report.

Subject to possible disruptions caused by COVID-19, supply chain interruptions, or inflation, we believe that our private label credit and general purpose credit card receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

Within our Auto Finance segment, our CAR subsidiary operations principally purchases and/or services loans secured by automobiles from or for, and also provides floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of March 31, 2021, our CAR operations served more than 600 dealers in 33 states, the District of Columbia and two U.S. territories. These operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

Fair Value Election

We adopted ASU 2016-13 beginning January 1, 2022. This ASU requires the use of an impairment model that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we elected the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost and recorded an increase to our allowance for loan losses for our remaining Loans, interest and fees receivable associated with our Auto Finance Segment. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic.  The COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of business and personal incomes has declined. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia’s invasion of Ukraine could significantly affect the sustainability of current economic growth.

As of the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of the COVID-19 pandemic and resulting government stimulus programs remain unknown. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. At the onset of the COVID-19 pandemic, Atlanticus instituted a company-wide distributed work program to promote the safety of all employees and their families. Once COVID-19 cases declined, Atlanticus transitioned to a hybrid distributed work model. Appropriate safety measures continue to be followed to protect employees working on site. Atlanticus will continue to follow all government mandates and make adjustments to support employees and prioritize employee safety.

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, initially due to uncertainties about the extent and duration of the pandemic. Additionally, earlier government stimulus programs decreased consumer need for credit products and generally led to an increase in customer payments. While we have seen improvements in this area, to the extent this change in consumer spending behavior continues or is further impacted by economic inflation, receivables purchases could decline relative to the prior year. Furthermore, a number of our merchant partners have recently experienced labor shortages and supply chain disruptions. These trends could decrease or delay consumer spending and our receivables growth.

Borrowers impacted by COVID-19 requesting hardship assistance received temporary relief from payments. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchant partners and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19, related economic impacts, and labor shortages and supply chain disruptions could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part II, Item 1A “Risk Factors” and, in particular, “– COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended March 31,		Increases (Decreases)
(In Thousands)	2022	2021	from 2021 to 2022
Total operating revenue	$229,770	$143,895	$85,875
Other non-operating revenue	61	840	(779)
Interest expense	(17,410)	(12,298)	(5,112)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(147)	(4,135)	3,988
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(104,680)	(27,491)	(77,189)
Net margin	107,594	100,811	6,783
Operating expenses:
Salaries and benefits	11,426	8,239	(3,187)
Card and loan servicing	22,675	17,387	(5,288)
Marketing and solicitation	20,573	10,301	(10,272)
Depreciation	593	312	(281)
Other	14,693	4,968	(9,725)
Total operating expenses:	69,960	41,207	(28,753)
Loss on repurchase and redemption of convertible senior notes	—	7,807	7,807

Net income	44,755	44,027	728
Net loss attributable to noncontrolling interests	255	48	207
Net income attributable to controlling interests	45,010	44,075	935
Net income attributable to controlling interests to common shareholders	38,804	39,388	(584)

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased from $1,088.5 million as of March 31, 2021 to $1,677.6 million as of March 31, 2022. We experienced higher growth in our acquisitions of general purpose credit card receivables (which tend to have higher yields and corresponding charge-offs) than in our acquisitions of private label credit receivables. This relative mix of receivable acquisitions led to an increase in our Total managed yield ratio, annualized and our corresponding revenue. While we noted some disruptions in consumer spending behavior due to the COVID- 19 pandemic and related economic impacts, including inflation, labor shortages and supply chain disruptions, we are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income and related fees for these operations for 2022. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and continued growth and marketing within the general purpose credit card receivables. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we adopted the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. The impact of this adoption, for those accounts that elected the fair value option, resulted in an increase in the recognition of certain fee categories with future changes in the fair value associated with the associated receivables being included as part of our "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Other non-operating revenue. Included within our Other non-operating revenue category is income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. In the three months ended March 31, 2021, we liquidated one of these investments resulting in income of approximately $560,000. As previously discussed, these investments are carried at the lower of cost or market valuation. None of these companies are publicly-traded and there are no material pending liquidity events. We will continue to carry the investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased from $781.1 million as of March 31, 2021 to $1,206.6 million as of March 31, 2022. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2021. Additionally, the issuance of $150.0 million of Senior notes in November 2021 (included on our consolidated balance sheet as "Senior notes, net") will also serve to increase interest expense in future periods. Offsetting these increases in interest expense is an overall decrease in the weighted average cost of funds, coupled with the repurchase and redemption of our convertible senior notes. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from anticipated federal funds rate increases, and as such, we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

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

We have experienced a period-over-period decrease in this category between the three months ended March 31, 2021 and March 31, 2022 primarily reflecting: 1) the effects of our adoption of the fair value option under ASU 2016-13 on January 1, 2022, which has resulted in a significant decline in the outstanding receivables subject to this provision and 2) the overall reduction in delinquencies associated with these receivables in part due to government stimulus programs, which have served to increase payments on outstanding receivables. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our CaaS and Auto Finance segments for further credit quality statistics and analysis. Given our adoption of fair value accounting under ASU 2016-13 on January 1, 2022 for our private label credit and general purpose credit card products, and absent the unknown impacts COVID-19, related government stimulus and relief measures and related economic impacts may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish when compared to similar periods in 2021 as the underlying receivables that continue to be recorded at net realizable value has been significantly reduced.

Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value. The increase in Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value was largely driven by growth in the underlying receivables (as noted above), coupled with increased fee billings on those receivables. Fee billings on our fair value receivables increased from $52.6 million for the three months ended March 31, 2021 to $194.6 million for the three months ended March 31, 2022.  For both periods presented, we included expected market degradation in our model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical trends would suggest.  See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of assumptions underlying this calculation. For credit card receivables for which we use fair value accounting (including those for which we elected the fair value option on January 1, 2022), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2022 commensurate with growth in these receivables. We may adjust our models to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expense. Total operating expense variances for the three months ended March 31, 2022, relative to the three months ended March 31, 2021, reflect the following:

•

increases in salaries reflecting marginal growth in both the number of employees and increases in related benefit costs. We expect some marginal increase in this cost for the remainder of 2022 when compared to 2021 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew from $1,088.5 million outstanding to $1,677.6 million outstanding at March 31, 2021 and March 31, 2022, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout the remainder of 2022. Offsetting some of this increase, we have significantly reduced our servicing costs per account, realizing greater economies of scale as our receivables have grown.

•

increases in marketing and solicitation costs primarily due to increased origination and brand marketing support; we expect these efforts to result in increases in marketing and solicitation costs during the remainder of 2022 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•

other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth. Included in the first quarter of 2022 is an $8.5 million accrual related to a settlement of outstanding litigation associated with our Auto Finance segment. While we expect some increase in these costs (excluding the accrued litigation costs) as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

Loss on repurchase and redemption of convertible senior notes. In the three months ended March 31, 2021, we repurchased $14.7 million in face amount of our convertible senior notes for $18.6 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $7.8 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). All remaining convertible senior notes were retired during 2021.

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

Income Taxes. We experienced a negative effective tax rate of 18.8% for the three months ended March 31, 2022, compared to an effective tax rate of 15.0% for the three months ended March 31, 2021.

Our negative effective tax rate for the three months ended March 31, 2022 (i.e., versus the statutory rate) resulted from (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items are the effects of state and foreign income tax expense.

Our effective tax rate for the three months ended March 31, 2021 was below the statutory rate due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values, (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (3) our release of state tax valuation allowances. Partially offsetting the foregoing items were the effects of (1) executive compensation deduction limits under Section 162(m) of the Internal Revenue Code of 1986, as amended, and (2) state and foreign income tax expense.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of operations. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three months ended March 31, 2022, and 2021.

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

We record (i) the finance charges, merchant fees and late fees assessed on our CaaS segment receivables in the Revenue - Consumer loans, including past due fees category on our consolidated statements of income, (ii) the annual, monthly maintenance, returned-check, cash advance and other fees in the Revenue - Fees and related income on earning assets category on our consolidated statements of income, and (iii) the charge-offs (and recoveries thereof) within our Provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of income (for all credit product receivables other than those for which we have elected the fair value option) and within Changes in fair value of loans, interest and fees receivable and notes payable on our consolidated statements of income (for all of our other receivables for which we use the fair value method). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value in our consolidated statements of income.

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

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with GAAP, we present managed receivables, total managed yield, total managed yield ratio, combined principal net charge-off ratio, percent of managed receivables 30-59 days past due, percent of managed receivables 60-89 days past due and percent of managed receivables 90 or more days past due, all of which are non-GAAP financial measures. These non-GAAP financial measures aid in the evaluation of the performance of our credit portfolios, including our risk management, servicing and collection activities and our valuation of purchased receivables. The credit performance of our managed receivables provides information concerning the quality of loan originations and the related credit risks inherent with the portfolios. Management relies heavily upon financial data and results prepared on the “managed basis” in order to manage our business, make planning decisions, evaluate our performance and allocate resources.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2022	2021				2020
(in Millions)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sept. 30 (1)	Jun. 30 (1)
Loans, interest and fees receivable, at fair value	$1,405.8	$1,026.4	$846.2	$644.7	$481.4	$417.1	$310.8	$177.9
Fair value mark against receivable (2)	$272.9	$208.9	$182.2	$148.6	$112.3	$99.0	$71.8	$42.7
Loans, interest and fees receivable, at face value	$1,678.7	$1,235.3	$1,028.4	$793.3	$593.7	$516.1	$382.6	$220.6

(1)  We elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020 and as discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value option under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

(2) The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, “Fair Value of Assets and Liabilities” to our consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

	At or for the Three Months Ended
	2022	2021				2020
(in Millions)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Loans, interest and fees receivable, gross	$—	$375.7	$417.8	$454.2	$498.8	$574.3	$604.8	$679.6
Loans, interest and fees receivable, gross from fair value reconciliation above	1,678.7	1,235.3	1,028.4	793.3	593.7	516.1	382.6	220.6
Total managed receivables	$1,678.7	$1,611.0	$1,446.2	$1,247.5	$1,092.5	$1,090.4	$987.4	$900.2

(1) As discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value option under ASU 2016-13 for those private label credit and general purpose credit card receivables that were accounted for under the amortized cost method.

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data are based on billings and actual charge-offs as they occur without regard to any changes in our allowance for uncollectible loans, interest and fees receivable (in periods where applicable). Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize certain costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or upon receivable acquisition. Third, managed receivables data excludes the impacts of equity in income of equity method investees. As of January 1, 2022, we changed the name of combined net charge-offs to combined principal net charge-offs and the combined net charge-off ratio, annualized to combined principal net charge-off ratio, annualized.  These changes reflect that we now subtract finance charge-offs in the calculation of combined principal net charge-offs and the related ratio.  We believe this revised calculation is more in line with the calculations used by our peers.  All prior periods have been restated to reflect this new methodology. A reconciliation of our operating revenues, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios are as follows:

	At or for the Three Months Ended
	2022	2021				2020
(in Millions)	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Consumer loans, including past due fees	$156.5	$144.1	$132.7	$114.3	$94.1	$95.7	$95.6	$92.2
Fees and related income on earning assets	54.7	53.8	54.1	49.5	37.0	31.4	35.5	32.4
Other revenue	10.0	9.7	8.4	7.0	4.2	4.8	4.5	2.6
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	1.8	(3.4)	(14.7)	(18.6)	(5.5)	(6.6)	(19.2)	(16.7)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(1.3)	(4.4)	(12.0)	(12.3)	(4.6)	(1.1)	(7.8)	(6.2)
Removal of expense accruals under GAAP	—	—	0.2	(0.4)	0.2	(0.1)	(0.7)	(0.1)
Removal of finance charge-offs	(32.5)	(28.1)	(16.3)	(14.1)	(10.7)	(9.8)	(15.5)	(19.6)
Total managed yield	$189.2	$171.7	$152.4	$125.4	$114.7	$114.3	$92.4	$84.6

As of January 1, 2022, we changed the name of combined net charge-offs to combined principal net charge-offs and the combined net charge-off ratio, annualized to combined principal net charge-off ratio, annualized.  These changes reflect that we now subtract finance charge-offs in the calculation of combined principal net charge-offs and the related ratio.  We believe this revised calculation is more in line with the calculations used by our peers.  All prior periods have been restated to reflect this new methodology. The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2022	2021				2020
(in Millions)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$101.3	$46.7	$25.6	$22.7	$14.3	$8.6	$3.3	$0.4
Gross charge-offs on non-fair value accounts	—	38.7	27.1	27.6	26.3	30.6	54.3	71.8
Finance charge-offs (2)	(32.5)	(28.1)	(16.3)	(14.1)	(10.7)	(9.8)	(15.5)	(19.6)
Recoveries on non-fair value accounts	—	(4.1)	(2.7)	(5.7)	(3.4)	(4.3)	(5.4)	(11.0)
Combined principal net charge-offs	$68.8	$53.2	$33.7	$30.5	$26.5	$25.1	$36.7	$41.6

(1) As discussed in more detail above in "—Overview," on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

(2) Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at net realizable value and Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value in the accompanying consolidated statements of income.

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at net realizable value. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under “Collection Strategy” in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2022				2021
	Mar. 31				Dec. 31				Sep. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,677,610	$—	$1,677,610		$1,235,287	$375,713	$1,611,000		$1,028,367	$417,767	$1,446,134		$793,333	$454,191	$1,247,524
30-59 days past due	$56,860	$—	$56,860	3.4%	$50,320	$10,594	$60,914	3.8%	$34,763	$10,842	$45,605	3.2%	$21,211	$15,365	$36,576	2.9%
60-89 days past due	$52,995	$—	$52,995	3.2%	$43,620	$9,468	$53,088	3.3%	$28,332	$9,884	$38,216	2.6%	$14,910	$18,752	$33,662	2.7%
90 or more days past due	$142,654	$—	$142,654	8.5%	$91,432	$24,739	$116,171	7.2%	$51,061	$40,396	$91,457	6.3%	$26,717	$29,022	$55,739	4.5%
Average managed receivables			$1,644,305				$1,528,567				$1,346,829				$1,170,017
Total managed yield ratio, annualized (2)			46.0%				44.9%				45.3%				42.9%
Combined principal net charge-off ratio, annualized (3)			16.7%				13.9%				10.0%				10.4%

	At or for the Three Months Ended
	2021				2020
	Mar. 31				Dec. 31				Sep. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$593,703	$498,806	$1,092,509		$516,064	$574,309	$1,090,373		$382,580	$604,805	$987,385		$220,603	$679,593	$900,196
30-59 days past due	$11,018	$10,859	$21,877	2.0%	$14,087	$17,530	$31,617	2.9%	$7,394	$13,297	$20,691	2.1%	$3,061	$12,771	$15,832	1.8%
60-89 days past due	$9,400	$7,213	$16,613	1.5%	$10,296	$11,832	$22,128	2.0%	$4,489	$11,378	$15,867	1.6%	$2,884	$15,622	$18,506	2.1%
90 or more days past due	$25,732	$28,011	$53,743	4.9%	$19,498	$29,382	$48,880	4.5%	$8,355	$30,718	$39,073	4.0%	$3,029	$58,821	$61,850	6.9%
Average managed receivables			$1,091,441				$1,038,879				$943,791				$908,839
Total managed yield ratio, annualized (2)			42.0%				44.0%				39.2%				37.2%
Combined principal net charge-off ratio, annualized (3)			9.7%				9.7%				15.6%				18.3%

(1) As discussed in more detail above in "—Overview," on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

(2) The Total managed yield ratio, annualized is calculated using the annualized total managed yield as the numerator and period-end average managed receivables as the denominator.

(3) The Combined principal net charge-off ratio, annualized is calculated using the annualized combined principal net charge-offs as the numerator and period-end average managed receivables as the denominator.

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2022				2021
	Mar. 31				Dec. 31				Sep. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$702,423	$—	$702,423		$595,277	$116,225	$711,502		$553,343	$135,213	$688,556		$472,362	$154,865	$627,227
30-59 days past due	$19,344	$—	$19,344	2.8%	$19,942	$3,285	$23,227	3.3%	$15,884	$3,575	$19,459	2.8%	$11,695	$4,989	$16,684	2.7%
60-89 days past due	$16,482	$—	$16,482	2.3%	$16,323	$2,616	$18,939	2.7%	$12,187	$2,994	$15,181	2.2%	$8,042	$5,451	$13,493	2.2%
90 or more days past due	$47,214	$—	$47,214	6.7%	$35,552	$6,834	$42,386	6.0%	$25,277	$11,224	$36,501	5.3%	$13,042	$7,860	$20,902	3.3%
Average APR			18.0%				18.4%				18.4%				19.2%
Receivables purchased during period			$159,837				$177,441				$211,272				$217,015

	Private Label Credit - At or for the Three Months Ended
	2021				2020
	Mar. 31				Dec. 31					Sep. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total		% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$384,220	$175,786	$560,006		$334,342	$209,878	$544,220			$260,338	$233,605	$493,943		$156,466	$274,652	$431,118
30-59 days past due	$5,937	$3,386	$9,323	1.7%	$8,049	$5,110	$13,159		2.4%	$5,040	$4,970	$10,010	2.0%	$1,689	$4,877	$6,566	1.5%
60-89 days past due	$4,636	$2,200	$6,836	1.2%	$5,295	$3,800	$9,095		1.7%	$2,782	$3,834	$6,616	1.3%	$1,691	$4,742	$6,433	1.5%
90 or more days past due	$12,681	$6,810	$19,491	3.5%	$10,807	$9,490	$20,297		3.7%	$4,517	$9,478	$13,995	2.8%	$2,014	$17,176	$19,190	4.5%
Average APR			19.7%				19.7%	19.0%				19.8%
Receivables purchased during period			$157,607				$152,855					$170,232				$141,094

	General Purpose Credit Card - At or for the Three Months Ended
	2022				2021
	Mar. 31				Dec. 31				Sep. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$975,187	$—	$975,187		$638,761	$259,488	$898,249		$470,394	$282,554	$752,948		$317,370	$299,326	$616,696
30-59 days past due	$37,516	$—	$37,516	3.8%	$30,361	$7,309	$37,670	4.2%	$18,824	$7,267	$26,091	3.5%	$9,451	$10,376	$19,827	3.2%
60-89 days past due	$36,514	$—	$36,514	3.7%	$27,287	$6,852	$34,139	3.8%	$16,122	$6,890	$23,012	3.1%	$6,831	$13,301	$20,132	3.3%
90 or more days past due	$95,440	$—	$95,440	9.8%	$55,860	$17,905	$73,765	8.2%	$25,701	$29,172	$54,873	7.3%	$13,612	$21,162	$34,774	5.6%
Average APR			26.3%				26.8%				27.0%				27.1%
Receivables purchased during period			$377,736				$390,189				$351,474				$283,931

	General Purpose Credit Card - At or for the Three Months Ended
	2021				2020
	Mar. 31				Dec. 31				Sep. 30				Jun. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$205,474	$323,020	$528,494		$177,281	$364,431	$541,712		$117,379	$371,200	$488,579		$59,026	$404,941	$463,967
30-59 days past due	$5,030	$7,473	$12,503	2.4%	$5,985	$12,420	$18,405	3.4%	$2,301	$8,327	$10,628	2.2%	$1,328	$7,894	$9,222	2.0%
60-89 days past due	$4,725	$5,013	$9,738	1.8%	$4,955	$8,032	$12,987	2.4%	$1,673	$7,544	$9,217	1.9%	$1,134	$10,880	$12,014	2.6%
90 or more days past due	$12,988	$21,201	$34,189	6.5%	$8,616	$19,892	$28,508	5.3%	$3,756	$21,240	$24,996	5.1%	$889	$41,645	$42,534	9.2%
Average APR			26.3%				26.6%				26.1%				24.6%
Receivables purchased during period			$174,792				$190,596				$174,768				$117,367

(1) As discussed in more detail above in "—Overview," on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $589.1 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from March 31, 2021 to March 31, 2022. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $142.4 million in the twelve months ended March 31, 2022. Our general purpose credit card receivables grew by $446.7 million, net during the twelve months ended March 31, 2022. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue into 2022 (absent further unknown impacts COVID-19, related government stimulus and relief measures and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 65% of the above-referenced Retail period-end managed receivables outstanding as of March 31, 2022.

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

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new private label credit and general purpose credit card receivables given the continued growth and age of the related accounts as well as government stimulus efforts. The aforementioned positive impacts related to government stimulus programs have served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above which result in lower delinquency rates. If and when growth for these product lines moderate, with no further government stimulus programs or other interventions, we expect increased overall delinquency rates when compared to prior periods, as the existing receivables mature through their peak charge-off periods. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19, however, the number of impacted consumers is a small and diminishing part of our overall receivable base. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims. In 2020 and early 2021, nearly all of these customers were considered current and thus the receivables underlying their accounts were not considered delinquent. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. Given this, and absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods. For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total managed yield ratio, annualized. We continue to experience growth in newer, higher yielding receivables, including private label credit and general purpose credit card receivables. While this growth has contributed to consistently higher total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. General purpose credit card receivables tend to have higher total yields than private label credit receivables, so declines in the growth of our managed receivables that includes general purpose credit card receivables in periods noted above, contributed to slightly lower total managed yield ratios for those periods in 2021 and 2020. Additionally, lower delinquencies (and thus associated fee billings) noted during 2020 and 2021, in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables, contributed to an overall lower total managed yield ratio. Recent growth in our general purpose credit card receivables in excess of the growth experienced in our private label credit receivables, along with expected increased delinquency rates associated with those receivables, has resulted in an increase in our total managed yield ratio. We currently expect continued higher growth rates for our general purpose credit card receivables when compared to growth rates for our private label credit receivables and, as such, expect to see managed yield ratios similar to those experienced in the first quarter of 2022 and fourth quarter of 2021.

Combined principal net charge-off ratio, annualized. We charge off our CaaS segment receivables when they become contractually more than 180 days past due. For all of our products, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or an estate large enough to pay the debt in full. When the principal of an outstanding loan is charged off, the related finance charges and fees are simultaneously charged off, resulting in a reduction to our Total managed yield.

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-off rates over time. The second quarter 2020 combined principal net charge-off ratio reflects receivable growth during 2019 reaching peak charge-off during that period. Slightly offsetting the combined principal net charge-off ratio in the second quarter of 2020 are the positive impacts of a bulk sale of charged-off receivables in that period. Absent this sale, the combined principal net charge-off ratio would have been 20.5%. Improvements in our delinquency rates throughout 2020 and continuing in the first three quarters of 2021 as a result of the increases in customer payments noted above resulted in lower charge-offs than we would have otherwise expected. The recent increase in the combined principal net charge-off ratio, net is a reflection of the increased delinquencies noted in the latter part of 2021, as we continue to see receivables return to historically normalized levels.

As delinquency rates return to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs), we expect combined principal net charge-off rates for the remainder of 2022 to continue to increase, when compared to comparable prior periods. This expectation is based on the following: (1) higher expected charge off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined principal net charge-offs, (3) recent vintages reaching peak charge-off periods, (4) our receivables growth during 2021 and (5) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The potential impacts COVID-19 and related economic impacts, government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

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

Collectively, as of March 31, 2022, we served more than 600 dealers through our Auto Finance segment in 33 states, the District of Columbia and two U.S. territories.

Non-GAAP Financial Measures

For reasons set forth above within our CaaS segment discussion, we also provide managed receivables-based financial, operating and statistical data for our Auto Finance segment. Reconciliation of the auto finance managed receivables data to GAAP data requires an understanding that our managed receivables data are based on billings and actual charge-offs as they occur, without regard to any changes in our allowance for uncollectible loans, interest and fees receivable. Similar to the managed calculation above, the average managed receivables used in the ratios below is calculated based on the quarter ending balances of consolidated receivables.

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2022	2021				2020
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Consumer loans, including past due fees	$8.3	$8.5	$8.4	$8.4	$8.2	$8.0	$8.0	$7.9
Other revenue	0.3	0.3	0.3	0.4	0.3	0.3	0.3	0.3
Finance charge-offs	-	-	-	-	-	-	-	-
Total managed yield	$8.6	$8.8	$8.7	$8.8	$8.5	$8.3	$8.3	$8.2

As of January 1, 2022, we changed the name of combined net charge-offs to combined principal net charge-offs and the combined net charge-off ratio, annualized to combined principal net charge-off ratio, annualized.  These changes reflect that we now subtract finance charge-offs in the calculation of combined principal net charge-offs and the related ratio.  We believe this revised calculation is more in line with the calculations used by our peers.  All prior periods have been restated to reflect this new methodology. The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2022	2021				2020
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Gross charge-offs	$0.4	$0.4	$0.3	$0.2	$0.6	$0.7	$0.6	$0.8
Finance charge-offs (1)	-	-	-	-	-	-	-	-
Recoveries	(0.3)	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.3)	(0.2)
Combined principal net charge-offs	$0.1	$0.2	$0.1	$(0.1)	$0.3	$0.4	$0.3	$0.6

(1) Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at net realizable value in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2022		2021								2020
	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables
Period-end managed receivables	$99,916		$94,580		$93,374		$93,164		$94,128		$93,247		$90,514		$89,637
30-59 days past due	$4,811	4.8%	$7,159	7.6%	$5,855	6.3%	$5,560	6.0%	$4,559	4.8%	$7,638	8.2%	$6,019	6.6%	$5,907	6.6%
60-89 days past due	$1,572	1.6%	$2,597	2.7%	$2,014	2.2%	$1,679	1.8%	$1,836	2.0%	$2,801	3.0%	$2,236	2.5%	$1,930	2.2%
90 or more days past due	$1,425	1.4%	$1,977	2.1%	$1,534	1.6%	$1,234	1.3%	$1,693	1.8%	$2,141	2.3%	$1,865	2.1%	$2,029	2.3%
Average managed receivables	$97,248		$93,977		$93,269		$93,646		$93,688		$91,881		$90,076		$89,932
Total managed yield ratio, annualized (1)	35.4%		37.5%		37.3%		37.6%		36.3%		36.1%		36.9%		36.5%
Combined principal net charge-off ratio, annualized (2)	0.4%		0.9%		0.4%		-0.4%		1.3%		1.7%		1.3%		2.7%
Recovery ratio, annualized (3)	1.2%		0.9%		0.9%		1.3%		1.3%		1.3%		1.3%		0.9%

(1) The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.

(2) The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net charge-offs as the numerator and Period-end average managed receivables as the denominator.

(3) The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for 2022 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. Included in the fourth quarter of 2020 was an unplanned bulk purchase of receivables that increased our period over period growth and kept receivables levels higher in the first quarter of 2021. While we continually evaluate bulk purchases of receivables, the timing and size of the purchases are difficult to predict.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. In addition, used car prices are near historic levels, further improving recovery and lowering charge-offs.  While we anticipate our charge-offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge-offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we could experience variation in these expectations.

Definitions of Certain Non-GAAP Financial Measures

Total managed yield ratio, annualized. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our consolidated statements of income; minus 4) finance charge and fee losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers. The denominator used represents our average managed receivables.

Combined principal net charge-off ratio, annualized. Represents an annualized fraction, the numerator of which is the aggregate consolidated amounts of principal losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers, less current-period recoveries (including recoveries from dealer reserve offsets for our CAR operations), as reflected in Note 2 “Significant Accounting Policies and Consolidated Financial Statement Components—Loans, Interest and Fees Receivable”, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from consumers and proceeds received from the sale of those charged-off receivables. Recoveries typically have represented less than 2% of average managed receivables.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of March 31, 2022 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 15, 2022) that is secured by certain receivables and restricted cash	$4.8
Revolving credit facility (expiring April 21, 2023) that is secured by certain receivables and restricted cash	14.8
Revolving credit facility (expiring October 30, 2023) that is secured by certain receivables and restricted cash	36.9
Revolving credit facility (expiring February 15, 2024) that is secured by certain receivables and restricted cash	10.0
Total	$66.5

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

We repurchased $22.1 million in face amount of our convertible senior notes during the year ended December 31, 2021 for $30.4 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $14.1 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

In June 2021, we provided notice of redemption of all convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. Upon final determination of the conversion consideration amount, we delivered to holders of the converting notes, cash of $1,000 per $1,000 aggregate principal amount of notes and $12.1 million of cash in respect of the remainder of the conversion obligation. The redemption resulted in a loss of approximately $15.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon redemption, the notes were retired.

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 11, “Net Income Attributable to Controlling Interests Per Common Share” to our consolidated financial statements for more information.

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

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by mid-2023. Currently, LIBOR is used as a reference rate for certain of our financial instruments. In any event, the majority of our revolving credit facilities mature prior to the expected phase out of LIBOR. Recently, we replaced LIBOR with SOFR for one of our facilities. We will work with our lenders to use suitable alternative reference rates for our financial instruments. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not expect the impact to be material to the Company.

At March 31, 2022, we had $373.5 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ending March 31, 2022 and 2021 are as follows:

•

During the three months ended March 31, 2022, we generated $80.7 million of cash flows from operations compared to our generating $52.8 million of cash flows from operations during the three months ended March 31, 2021. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Offsetting these collections were increased year over year payments made to pay federal and state taxes. Collections on receivables have generally benefited from increased consumer payments as a result of government stimulus payments. As these stimulus payments decrease, we expect consumer payments to return to historical levels.

•

During the three months ended March 31, 2022, we used $102.6 million of cash in our investing activities, compared to use of $2.2 million of cash in investing activities during the three months ended March 31, 2021. This increase in cash used is primarily due to significant increases in the level of net investments in the private label credit and general purpose credit card receivables relative to the same period in 2021. While we continue to see increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the three months ended March 31, 2022, we used $79.3 million of cash in financing activities, compared to our use of $66.1 million of cash in financing activities during the three months ended March 31, 2021. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further, during the first quarter of 2022, we repurchased (and subsequently retired) $65.2 million of our outstanding common stock pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Fees are assessed on credit card accounts underlying our credit card receivables according to the terms of the related cardholder agreements and we recognize these fees as income when they are charged to the customers’ accounts. Fees and related income on earning assets, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans. The implementation of the fair value method to account for certain loans receivable resulted in increased fees recognized on credit products throughout the periods presented.

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

Allowance for Uncollectible Loans, Interest and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans in our Auto Finance segment. These loans are further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of uncollectible loans, interest and fees receivable, our results of operations and liquidity could be materially affected.

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

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the three months ended March 31, 2022 and 2021, we received $101,236 and $96,781, respectively, of reimbursed costs from HBR associated with these leased employees.

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
•

our relationship with (i) the merchants that participate in private label finance operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services; and

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

Interest Rate Sensitivity and Market Risk

In the ordinary course of business, we are exposed to various risks, particularly related to our private label credit and general purpose credit cards as well as our Auto Finance segment.  These risks primarily relate to interest rate risk, credit risk, market return risk, payment risk and counterparty risk.

Interest Rate Risk

Interest rate risk reflects the risk that, as interest rates rise on secured debt, we are unable to reprice the underlying assets that serve as collateral for that debt.  Certain of our financing facilities are priced at spreads over floating interest rates (such as LIBOR, the Secured Overnight Financing Rate ("SOFR"), the prime rate or commercial paper rates) and, as such, increases in those rates could have a negative impact on our results of operations. We mitigate this risk by minimizing the amount of debt subject to interest rate fluctuations with the significant majority of our debt facilities bearing fixed interest rates.  To the extent interest rates on our non-fixed interest rate facilities increase, our margin (between a floating cost of funds and a fixed rate interest income stream on the underlying collateral) may become compressed to the extent we are unable to reprice those assets.

All of our Auto Finance segment’s loans receivable were fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over a floating rate benchmark. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. We believe we are able to effectively mitigate this risk due to the short term nature of many of our receivables and the ability to adjust pricing on new receivable purchases.

The following table summarizes the potential effect on pre-tax earnings over the next 12 months from interest expense, assuming we are unable to reprice the underlying assets that serve as collateral, on that portion of notes payable subject to interest rate volatility.  The sensitivity analysis performed by management assumes an immediate hypothetical increase and decrease in market interest rates of 100 basis points (dollars in millions). Actual results could differ materially from these estimates:

		Impact on Pre-Tax earnings if Interest Rates:
	As of March 31, 2022	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$105.4	$(3.8)	$1.7

Credit Risk

Credit risk is the risk of default that results from a consumer who is unwilling or unable to pay his or her receivable balance.  Most receivables associated with our private label credit and general purpose credit cards serve as collateral on debt for which creditors do not have recourse against the general assets of the Company. As such, for these assets, our credit risk is limited to repurchase obligations due to fraud or origination defects.  For those assets that do not serve as collateral for debt or for which creditors on collateralized debt have recourse against the general assets of the Company, we are subject to credit risk to the extent we are not able to fully recover the principal balance of the receivable.  We minimize this risk through a robust underwriting and fraud detection process designed to minimize losses and comply with applicable laws and our standards. In addition, we believe this risk is mitigated by our deep experience in customer service and collections from over 25 years of operations.

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of March 31, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months.  The sensitivity does not factor in other associative impacts that could occur in such a scenario.  This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross.  Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	As of March 31, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,415.2	$1,365.1	$1,467.4
Loans, interest and fees receivable, net	$82.4	$82.3	$82.6
Income (loss) before income taxes		$52.4

Market Return Risk

We are exposed to the risk of loss that may result from changes in required market rates of return. We are exposed to such market return risk directly through our loans, interest and fees receivable, at fair value which are measured on a recurring basis. Loans, interest and fees receivable, at fair value rely upon unobservable inputs. These are measured at fair value using a discounted cash flow methodology in which the discount rate represents estimates third-party market participants could use in determining fair value. The discount rates for our Loans, interest and fees receivable, at fair value may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market.

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of March 31, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%.  The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross.  Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	As of March 31, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,415.2	$1,386.0	$1,445.5
Income (loss) before income taxes		$(29.2)	$30.3

Payment Risk

Payment risk reflects the risk that changes in the economy could result in reduced payment rates on our receivables.  In a strong economy, consumers' incomes may increase which may lead to increased payment rates. In a weak economy, consumers' incomes may decrease which may lead to decreased payment rates. Likewise, the availability of government stimulus payments to consumers during a weak economy may cause payment rates to increase.  Similar to our credit risk, we believe this risk is mitigated by our deep experience in customer service and collections from over 25 years of operations. We may also take active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates if results indicate a possible exposure.

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of March 31, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months.  The sensitivity does not factor in other associative impacts that could occur in such a scenario.  This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value.  Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	As of March 31, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,415.2	$1,444.7	$1,382.7
Income (loss) before income taxes		$29.5	$(32.5)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of March 31, 2022, we had total borrowings associated with our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross of $1.3 billion. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 9 “Notes Payable” to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock, preferred stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our securities. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market prices of our securities could decline and you may lose all or part of your investment.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $1,677.6 million at March 31, 2022 from $1,088.5 million at March 31, 2021. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. In the event of certain defaults, we may repossess automobiles and sell repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these types of sales and other recoveries generally are not sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses.

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

Other Risks of Our Business

COVID-19 has caused severe disruptions in the U.S. economy and may have an adverse impact on our performance, results of operations and access to capital. In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). Measures initially taken across the U.S. and worldwide to mitigate the spread of the virus significantly impacted the macroeconomic environment, including consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. More recently, policy responses to the COVID-19 pandemic have, in part, caused, supply chain disruptions, significant inflation and labor shortages. Our results of operations are impacted by the relative strength of the overall economy. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which, in turn, impacts consumer spending levels and the willingness of consumers to finance purchases. Furthermore, to the extent that supply chain disruptions result in deferred purchases, there will be a corresponding decrease in our receivable purchases.

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

The COVID-19 pandemic also resulted in us modifying certain business practices, such as minimizing employee travel and transitioning to a hybrid distributed work model. We may take further actions as required by government authorities or as we determine to be in the best interests of our employees and consumers. We may experience disruptions due to a number of operational factors, including, but not limited to:

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

Risks Relating to an Investment in Our Securities

The prices of our securities may fluctuate significantly, and this may make it difficult for you to resell our securities when you want or at prices you find attractive. The prices of our securities on the NASDAQ Global Select Market constantly change. We expect that the market prices of our securities will continue to fluctuate. The market prices of our securities may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

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

In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the trading prices of our securities, regardless of our actual operating performance.

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

In the past, we have not paid cash dividends on our common stock on a regular basis, and an increase in the market price of our common stock, if any, may be the sole source of gain on an investment in our common stock. With the exception of dividends payable on our Series A Convertible Preferred Stock and Series B Preferred Stock, we currently plan to retain any future earnings for use in the operation and expansion of our business and may not pay any dividends on our common stock in the foreseeable future. The declaration and payment of all future dividends on our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Any decision by our board of directors to declare and pay dividends in the future will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions on dividends imposed by the documents governing the terms of the Series A Convertible Preferred Stock and Series B Preferred Stock and other factors that our board of directors may deem relevant. Consequently, appreciation in the market price of our common stock, if any, may be the sole source of gain on an investment in our common stock for the foreseeable future. Holders of the Series A Convertible Preferred Stock and Series B Preferred Stock are entitled to receive dividends on such stock that are cumulative and noncompounding and must be paid before we pay any dividends on the common stock.

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

Our level of indebtedness could have important consequences to holders of the Senior Notes, because:

•	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes;
•	a substantial portion of our cash flows from operations would have to be dedicated to interest and principal payments and may not be available for operations, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•	it may impair our ability to obtain additional debt or equity financing in the future;
•	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

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

The indenture governing the Senior Notes contains limited protection for holders of the Senior Notes. The indenture under which the Senior Notes were issued offers limited protection to holders of the Senior Notes. The terms of the indenture and the Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the Senior Notes. In particular, the terms of the indenture and the Senior Notes does not place any restrictions on our or our subsidiaries’ ability to:

•	issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes to the extent of the value of the assets securing such indebtedness or other obligations, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would be structurally senior to the Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Senior Notes with respect to the assets of our subsidiaries;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to the Senior Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
January 1 - January 31	225,576	$66.48	225,576	4,422,107
February 1 - February 28	601,777	$68.63	128,049	4,294,058
March 1 - March 31	177,859	$50.13	171,350	4,970,448
Total	1,005,212	$64.88	524,975	4,970,448

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 440,494 such shares returned to us during the three months ended March 31, 2022.
(2)	Because withholding stock repurchases related to stock option exercise prices are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of stock option exercise prices on exercised grants. There were 39,743 such shares returned to us during the three months ended March 31, 2022.
(3)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

We will continue to evaluate our common stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our common stock represents an appropriate return of capital, we will repurchase shares of our common stock.

We did not repurchase any shares of Series B Preferred Stock during the three months ended March 31, 2022.

Dividends

We have no current plans to pay dividends to holders of our common stock. As we continue to pursue our growth strategy, we will assess our cash flow, the long-term capital needs of our business and other uses of cash. Payment of any cash dividends in the future will depend upon, among other things, our results of operations, financial condition, cash requirements and contractual restrictions. Furthermore, dividends on our Series A Preferred Stock and Series B Preferred Stock are payable in preference to any common stock dividends. For additional information, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

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

Atlanticus Holdings Corporation

May 10, 2022	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)