Form 10-Q
period 2022-06-30
Atlanticus Holdings Corp
filed 2022-08-09
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, 14,479,474 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2022	2021

Assets
Unrestricted cash and cash equivalents (including $184.5 million and $209.5 million associated with variable interest entities at June 30, 2022 and December 31, 2021, respectively)	$316,331	$409,660
Restricted cash and cash equivalents (including $25.0 million and $75.9 million associated with variable interest entities at June 30, 2022 and December 31, 2021, respectively)	49,989	96,968
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $1,461.3 million and $925.5 million associated with variable interest entities at June 30, 2022 and December 31, 2021, respectively)	1,616,875	1,026,424
Loans, interest and fees receivable, gross (including $369.6 million associated with variable interest entities at December 31, 2021)	104,563	470,293
Allowances for uncollectible loans, interest and fees receivable (including $55.1 million associated with variable interest entities at December 31, 2021)	(1,643)	(57,201)
Deferred revenue (including $8.2 million associated with variable interest entities at December 31, 2021)	(16,738)	(29,281)
Net loans, interest and fees receivable	1,703,057	1,410,235
Property at cost, net of depreciation	6,794	7,335
Operating lease right-of-use assets	12,264	4,016
Prepaid expenses and other assets	28,019	15,649
Total assets	$2,116,454	$1,943,863
Liabilities
Accounts payable and accrued expenses	$46,971	$42,287
Operating lease liabilities	19,764	4,842
Notes payable, net (including $1,359.7 million and $1,223.4 million associated with variable interest entities at June 30, 2022 and December 31, 2021, respectively)	1,429,340	1,278,864
Senior notes, net	143,668	142,951
Income tax liability	47,694	47,770
Total liabilities	1,687,437	1,516,714

Commitments and contingencies (Note 10)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at June 30, 2022 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2021 (Note 4) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,800	99,650

Shareholders' Equity
Series B preferred stock, no par value, 3,188,533 shares issued and outstanding at June 30, 2022 (liquidation preference - $79.7 million); 3,188,533 shares issued and outstanding at December 31, 2021 (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,561,078 and 14,804,408 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Paid-in capital	142,343	227,763
Retained earnings	147,853	60,236
Total shareholders’ equity	290,196	287,999
Noncontrolling interests	(979)	(500)
Total equity	289,217	287,499
Total liabilities, preferred stock and equity	$2,116,454	$1,943,863

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Consumer loans, including past due fees	$191,547	$122,654	$356,353	$224,950
Fees and related income on earning assets	65,839	49,553	120,537	86,573
Other revenue	12,410	7,312	22,676	11,891
Total operating revenue, net	269,796	179,519	499,566	323,414
Other non-operating revenue	239	2,586	300	3,426
Total revenue	270,035	182,105	499,866	326,840

Interest expense	(18,925)	(13,790)	(36,335)	(26,088)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(182)	(11,096)	(329)	(15,231)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(146,559)	(58,763)	(251,239)	(86,254)
Net margin	104,369	98,456	211,963	199,267

Operating expense:
Salaries and benefits	10,099	7,883	21,525	16,122
Card and loan servicing	23,997	18,212	46,672	35,599
Marketing and solicitation	20,231	13,678	40,804	23,979
Depreciation	549	320	1,142	632
Other	6,953	5,972	21,646	10,940
Total operating expense	61,829	46,065	131,789	87,272
Loss on repurchase and redemption of convertible senior notes	—	5,448	—	13,255
Income before income taxes	42,540	46,943	80,174	98,740
Income tax expense	(8,743)	(10,117)	(1,622)	(17,887)
Net income	33,797	36,826	78,552	80,853
Net loss attributable to noncontrolling interests	228	50	483	98
Net income attributable to controlling interests	34,025	36,876	79,035	80,951
Preferred dividends and discount accretion	(6,257)	(4,738)	(12,463)	(9,425)
Net income attributable to common shareholders	$27,768	$32,138	$66,572	$71,526
Net income attributable to common shareholders per common share—basic	$1.88	$2.12	$4.50	$4.74
Net income attributable to common shareholders per common share—diluted	$1.46	$1.56	$3.43	$3.47

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2022 and June 30, 2021

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000
Cumulative effects from adoption of the CECL standard	—	—	—	—	—	8,582	—	8,582	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,131)	—	—	(6,131)	—	—
Stock option exercises and proceeds related thereto	—	—	1,000,534	—	2,788	—	—	2,788	—	—
Compensatory stock issuances, net of forfeitures	—	—	113,165	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Deferred stock-based compensation costs	—	—	—	—	1,111	—	—	1,111	—	—
Redemption and retirement of shares	—	—	(1,005,212)	—	(65,214)	—	—	(65,214)	—	—
Net income	—	—	—	—	—	45,010	(255)	44,755	—	—
Balance at March 31, 2022	3,188,533	$—	14,912,895	$—	$160,242	$113,828	$(751)	$273,319	$99,725	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,182)	—	—	(6,182)	—	—
Stock option exercises and proceeds related thereto	—	—	3,402	—	33	—	—	33	—	—
Compensatory stock issuances, net of forfeitures	—	—	(183)	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	—	—	1,186	—	—	1,186	—	—
Redemption and retirement of shares	—	—	(355,036)	—	(12,861)	—	—	(12,861)	—	—
Net income	—	—	—	—	—	34,025	(228)	33,797	—	—
Balance at June 30, 2022	3,188,533	$—	14,561,078	$—	$142,343	$147,853	$(979)	$289,217	$99,800	$40,000

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2020	—	$—	16,115,353	$—	$194,950	$(117,666)	$(774)	$76,510	$99,350	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,612)	—	—	(4,612)	—	—
Stock option exercises and proceeds related thereto	—	—	494,900	—	1,696	—	—	1,696	—	—
Compensatory stock issuances, net of forfeitures	—	—	39,942	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	—	—	545	—	—	545	—	—
Redemption and retirement of shares	—	—	(9,928)	—	(297)	—	—	(297)	—	—
Net income	—	—	—	—	—	44,075	(48)	44,027	—	—
Balance at March 31, 2021	—	$—	16,640,267	$—	$192,207	$(73,591)	$(822)	$117,794	$99,425	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,663)	—	—	(4,663)	—	—
Stock option exercises and proceeds related thereto	—	—	833	—	1	—	—	1	—	—
Compensatory stock issuances, net of forfeitures	—	—	5,808	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	2,800,000	—	—	—	66,148	—	—	66,148	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Deferred stock-based compensation costs	—	—	—	—	687	—	—	687	—	—
Redemption and retirement of shares	—	—	(8,747)	—	(304)	—	—	(304)	—	—
Net income	—	—	—	—	—	36,876	(50)	36,826	—	—
Balance at June 30, 2021	2,800,000	$—	16,638,161	$—	$254,001	$(36,715)	$(868)	$216,418	$99,500	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$78,552	$80,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,400	1,727
Provision for losses on loans, interest and fees receivable	329	15,231
Interest expense from accretion of discount on notes	—	435
Income from accretion of merchant fees and discount associated with receivables purchases	(69,417)	(50,410)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	251,239	86,254
Amortization of deferred loan costs	2,345	2,934
Income from equity-method investments	—	(8)
Loss on repurchase and redemption of convertible senior notes	—	13,255
Deferred stock-based compensation costs	2,297	1,232
Lease liability payments	(3,635)	(5,202)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(113,786)	(36,636)
(Decrease) increase in income tax liability	(2,583)	11,279
Increase (decrease) in accounts payable and accrued expenses	6,117	(769)
Other	(2,252)	4,346
Net cash provided by operating activities	152,606	124,521

Investing activities
Proceeds from equity-method investee	—	390
Proceeds from recoveries on charged off receivables	12,847	6,626
Investments in earning assets	(1,293,526)	(895,287)
Proceeds from earning assets	927,169	728,533
Purchases and development of property, net of disposals	(601)	(95)
Net cash used in investing activities	(354,111)	(159,833)

Financing activities
Noncontrolling interests contributions	4	4
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	66,148
Preferred dividends	(12,365)	(9,325)
Proceeds from exercise of stock options	2,821	1,697
Purchase and retirement of outstanding stock	(78,075)	(601)
Proceeds from borrowings	249,762	430,534
Repayment of borrowings	(100,914)	(378,363)
Net cash provided by financing activities	61,233	110,094
Effect of exchange rate changes on cash	(36)	10
Net (decrease) increase in cash and cash equivalents and restricted cash	(140,308)	74,792
Cash and cash equivalents and restricted cash at beginning of period	506,628	258,961
Cash and cash equivalents and restricted cash at end of period	$366,320	$333,753
Supplemental cash flow information
Cash paid for interest	$33,162	$23,146
Net cash income tax payments	$4,205	$6,608
Decrease in accrued and unpaid preferred dividends	$(52)	$(50)

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

Within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $27 billion in consumer loans over our 25-year operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). The COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of business and personal incomes has declined. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia’s invasion of Ukraine could significantly affect the economic outlook. The duration and severity of the effects of COVID-19 on our financial condition, results of operations and liquidity remain highly uncertain. Likewise, we do not know the duration and severity of the impact of COVID-19 on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. We continue to monitor the ongoing pandemic and have modified certain business practices including minimizing employee travel and transitioning to a hybrid distributed work model. These practices have also been adopted by certain of our third party service partners.

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

Loans, Interest and Fees Receivable, at Fair Value. Loans, interest and fees receivable held at fair value represent receivables for which we have elected the fair value option (the "Fair Value Receivables"). The Fair Value Receivables are held by entities that qualify as variable interest entities ("VIE"), and are consolidated onto our consolidated balance sheets, some portfolios of which are unencumbered and some of which are still encumbered under structured or other financing facilities. Loans and finance receivables include accrued and unpaid interest and fees. As discussed above, as of January 1, 2022 all receivables associated with our private label credit and general purpose credit cards are included within this category of receivables.

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

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with our Auto Finance segment’s operations. Prior to January 1, 2022 this category of receivable also included a portion (those which were not part of our Fair Value Receivables) of our private label credit and general purpose credit card receivables within our CaaS segment. Our CaaS segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $52.8 million, $109.3 million, $47.8 million and $98.3 million for the three and six months ended June 30, 2022 and 2021, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans, interest and fees receivable (including those receivables associated with our private label credit and general purpose credit card receivables prior to their adoption of fair value accounting) also contain components of deferred revenue including merchant fees on the purchases of receivables for our private label credit receivables, loan discounts on the purchase of our auto finance receivables and annual fee billings for our general purpose credit card receivables. Our private label credit, general purpose credit card and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees, annual fees and loan discounts. As of June 30, 2022 and December 31, 2021, the weighted average remaining accretion period for the $16.7 million and $29.3 million of deferred revenue reflected in the consolidated balance sheets was 27 months and 15 months, respectively. Included within deferred revenue, are discounts on purchased auto loans of $16.7 million as of June 30, 2022 and merchant fees, annual fees and discounts of $20.4 million as of December 31, 2021.

As a result of the COVID-19 pandemic and subsequent declaration of a national emergency in March 2020 under the National Emergencies Act, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through June 30, 2022 we continued to actively work with consumers that indicated hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. In order to establish appropriate reserves for this population, we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

Our CaaS segment consists of two classes of receivable: credit cards and other unsecured lending products. A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended June 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$—	$(1.6)	$—	$(1.6)
Provision for loan losses	—	(0.2)	—	(0.2)
Charge-offs	—	0.4	—	0.4
Recoveries	—	(0.2)	—	(0.2)
Balance at end of period	$—	$(1.6)	$—	$(1.6)

For the Six Months Ended June 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)
Cumulative effects from adoption of fair value under the CECL standard	43.4	—	12.4	55.8
Cumulative effects from adoption of the CECL standard	—	(0.2)	—	(0.2)
Provision for loan losses	—	(0.3)	—	(0.3)
Charge-offs	—	0.8	—	0.8
Recoveries	—	(0.5)	—	(0.5)
Balance at end of period	$—	$(1.6)	$—	$(1.6)

As of June 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$—	$(1.6)	$—	$(1.6)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$—	$104.6	$—	$104.6
Loans, interest and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans, interest and fees receivable collectively evaluated for impairment	$—	$104.6	$—	$104.6

For the Three Months Ended June 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(75.1)	$(1.5)	$(29.3)	$(105.9)
Provision for loan losses	(11.0)	0.2	(0.3)	(11.1)
Charge-offs	21.2	0.2	6.4	27.8
Recoveries	(3.1)	(0.3)	(2.6)	(6.0)
Balance at end of period	$(68.0)	$(1.4)	$(25.8)	$(95.2)

For the Six Months Ended June 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)
Provision for loan losses	(15.2)	0.1	(0.1)	(15.2)
Charge-offs	40.2	0.8	13.7	54.7
Recoveries	(4.8)	(0.6)	(4.3)	(9.7)
Balance at end of period	$(68.0)	$(1.4)	$(25.8)	$(95.2)

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(43.4)	$(1.3)	$(12.4)	$(57.1)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$—	$0.4
Loans, interest and fees receivable collectively evaluated for impairment	$259.5	$94.2	$116.2	$469.9

Delinquent loans, interest and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans, interest and fees receivable.

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third-parties. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of income. For the three and six months ended June 30, 2022, $0.2 million and $0.5 million, respectively, of our recoveries noted above related to collections from third-party collectors and $0.0 million and $0.0 million, respectively, related to sales of charged-off accounts to unrelated third-parties. For the three and six months ended June 30, 2021, $2.7 million and $5.1 million, respectively, of our recoveries noted above related to collections from third-party collectors and $3.3 million and $4.6 million, respectively, related to sales of charged-off accounts to unrelated third-parties.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivable is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of June 30, 2022 and December 31, 2021 is as follows:

As of June 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$—	$7.2	$—	$7.2
60-89 days past due	—	2.5	—	2.5
90 or more days past due	—	1.2	—	1.2
Delinquent loans, interest and fees receivable, gross	—	10.9	—	10.9
Current loans, interest and fees receivable, gross	—	93.7	—	93.7
Total loans, interest and fees receivable, gross	$—	$104.6	$—	$104.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$0.9	$—	$0.9

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.3	$7.2	$3.3	$17.8
60-89 days past due	6.9	2.6	2.6	12.1
90 or more days past due	17.9	2.0	6.8	26.7
Delinquent loans, interest and fees receivable, gross	32.1	11.8	12.7	56.6
Current loans, interest and fees receivable, gross	227.4	82.8	103.5	413.7
Total loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

Troubled Debt Restructurings

As part of ongoing collection efforts, once an account, the receivable of which is included in our CaaS segment, becomes 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer we serve demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, the customer’s account is re-aged. When an account is re-aged, the status of the account is adjusted to bring a delinquent account current, but generally no further modifications to the payment terms or amounts owed are made. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). The above referenced COVID- 19 Guidance issued by federal bank regulatory agencies, in consultation with the Financial Accounting Standards Board ("FASB") staff, concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID- 19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. Although we are not a financial institution and therefore not directly subject to the COVID- 19 Guidance, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances. As a result, the below tables exclude certain accounts that are included under that guidance.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of  June 30, 2022 and  December 31, 2021:

	As of
	June 30, 2022		December 31, 2021
	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of TDRs	19,959	58,959	14,919	39,322
Number of TDRs that have been re-aged	1,095	2,830	812	2,035
Amount of TDRs on non-accrual status (in thousands)	$25,492	$39,359	$17,152	$25,154
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$2,154	$2,467	$1,205	$1,553
Carrying value of TDRs (in thousands)	$15,044	$19,609	$11,173	$15,502
TDRs - Performing (carrying value, in thousands)*	$11,223	$16,641	$8,797	$13,387
TDRs - Nonperforming (carrying value, in thousands)*	$3,821	$2,968	$2,376	$2,115

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 98,880 and 52,686 accounts in the amount of $106.7 million and $57.4 million during the twelve month periods ended June 30, 2022 and June 30, 2021, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	June 30, 2022		June 30, 2021
	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of accounts	4,971	14,991	2,162	6,204
Loan balance at time of charge off (in thousands)	$7,983	$12,358	$2,779	$4,847

Income Taxes

We experienced effective tax rates of 20.4% and 2.0%, respectively, for the three and six months ended June 30, 2022, compared to 21.6% and 18.1%, respectively, for the three and six months ended June 30, 2021.

Our effective tax rates for the three and six months ended June 30, 2022 are below the statutory rate principally due to (1) deductions during such periods associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items are the effects of state and foreign income tax expense.

Our effective tax rate for the three months ended June 30, 2021 was above  the statutory rate due to state and foreign income tax expense, significantly offset, however, by (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (2) the exclusion from taxable income of benefits received under various government stimulus programs. These same two items served to offset the effects of state and foreign income tax expense and executive compensation deduction limits experienced in the first quarter of 2021 under Section 162(m) of the Internal Revenue Code of 1986 on our effective tax rate for the six months ended June 30, 2021.  Also offsetting such effects and thereby causing our effective tax rate to be below the statutory rate for the six months ended June 30, 2021, were (1) deductions in the first quarter of 2021 associated with the exercise of stock options and the vesting of restricted stock at stock fair values significantly exceeding such share-based awards’ grant date values; and (2) our release of state tax valuation allowances in the first quarter of 2021.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three and six months ended June 30, 2022, and 2021.

Revenue Recognition and Revenue from Contracts with Customers

Consumer Loans, Including Past Due Fees

Consumer loans, including past due fees reflect interest income, including finance charges, and late fees on loans in accordance with the terms of the related customer agreements. Discounts received associated with auto loans that are not included as part of our Fair Value Receivables are deferred and amortized over the average life of the related loans using the effective interest method. Premiums, discounts, annual fees and merchant fees paid or received associated with Fair Value Receivables are recognized upon receivable acquisition. Finance charges and fees, net of amounts that we consider uncollectible, are included in loans, interest and fees receivable and revenue when the fees are earned based upon the contractual terms of the loans.

Fees and Related Income on Earning Assets

Fees and related income on earning assets primarily include fees associated with credit products, including the receivables underlying the private label and general purpose credit cards we service, and our legacy credit card receivables which include the recognition of annual fee billings and cash advance fees among others.

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

For the Three Months Ended June 30, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$7,381	$—	$7,381
Servicing income	804	225	1,029
Service charges and other customer related fees	3,984	16	4,000
Total revenue from contracts with customers	$12,169	$241	$12,410

(1) Interchange revenue is presented net of customer reward expense.

For the Six Months Ended June 30, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$13,079	$—	$13,079
Servicing income	1,634	477	2,111
Service charges and other customer related fees	7,454	32	7,486
Total revenue from contracts with customers	$22,167	$509	$22,676

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended June 30, 2021	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$4,269	$—	$4,269
Servicing income	349	299	648
Service charges and other customer related fees	2,380	15	2,395
Total revenue from contracts with customers	$6,998	$314	$7,312

(1) Interchange revenue is presented net of customer reward expense.

For the Six Months Ended June 30, 2021	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$6,891	$—	$6,891
Servicing income	737	624	1,361
Service charges and other customer related fees	3,609	30	3,639
Total revenue from contracts with customers	$11,237	$654	$11,891

(1) Interchange revenue is presented net of customer reward expense.

Loss on repurchase and redemption of convertible senior notes

In periods where we repurchased or redeemed 5.875% convertible senior notes (“convertible senior notes”), we recorded any discount or premium paid for the repurchase or redemption (including accrued interest) relative to the amortized book value of the notes. In the three and six months ended June 30, 2021, we repurchased $6.4 million and $21.1 million, respectively, in face amount of our convertible senior notes for $10.2 million and $28.9 million in cash (including accrued interest). The repurchase resulted in a loss of approximately $5.4 million and $13.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase, respectively). Upon acquisition, the notes were retired.

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

We have evaluated subsequent events occurring after June 30, 2022, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance.

As of both June 30, 2022 and December 31, 2021, we did not have a material amount of long-lived assets located outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$182,828	$8,719	$191,547
Fees and related income on earning assets	65,819	20	65,839
Other revenue	12,169	241	12,410
Other non-operating revenue	228	11	239
Total revenue	261,044	8,991	270,035
Interest expense	(18,552)	(373)	(18,925)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	—	(182)	(182)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(146,559)	—	(146,559)
Net margin	$95,933	$8,436	$104,369
Income before income taxes	$39,979	$2,561	$42,540
Income tax expense	$(8,100)	$(643)	$(8,743)

Six Months Ended June 30, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$339,293	$17,060	$356,353
Fees and related income on earning assets	120,499	38	120,537
Other revenue	22,167	509	22,676
Other non-operating revenue	263	37	300
Total revenue	482,222	17,644	499,866
Interest expense	(35,715)	(620)	(36,335)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	—	(329)	(329)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(251,239)	—	(251,239)
Net margin	$195,268	$16,695	$211,963
Income (loss) before income taxes	$83,577	$(3,403)	$80,174
Income tax (expense) benefit	$(2,582)	$960	$(1,622)
Total assets	$2,025,867	$90,587	$2,116,454

Three Months Ended June 30, 2021	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$114,256	$8,398	$122,654
Fees and related income on earning assets	49,535	18	49,553
Other revenue	6,999	313	7,312
Other non-operating revenue	2,569	17	2,586
Total revenue	173,359	8,746	182,105
Interest expense	(13,515)	(275)	(13,790)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(11,296)	200	(11,096)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(58,763)	—	(58,763)
Net margin	$89,785	$8,671	$98,456
Income before income taxes	$43,972	$2,971	$46,943
Income tax expense	$(9,390)	$(727)	$(10,117)

Six Months Ended June 30, 2021	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$208,366	$16,584	$224,950
Fees and related income on earning assets	86,538	35	86,573
Other revenue	11,237	654	11,891
Other non-operating revenue	3,404	22	3,426
Total revenue	309,545	17,295	326,840
Interest expense	(25,559)	(529)	(26,088)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(15,303)	72	(15,231)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(86,254)	—	(86,254)
Net margin	$182,429	$16,838	$199,267
Income before income taxes	$93,276	$5,464	$98,740
Income tax expense	$(16,553)	$(1,334)	$(17,887)
Total assets	$1,338,017	$81,834	$1,419,851

4.	Shareholders’ Equity and Preferred Stock

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

During the three and six months ended June 30, 2022, we repurchased and contemporaneously retired 355,036 and 1,360,248 shares of our common stock at an aggregate cost of $12,861,000 and $78,075,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and six months ended June 30, 2021, we repurchased and contemporaneously retired 8,747 and 18,675 shares of our common stock at an aggregate cost of $304,000 and $601,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

In the following table, we summarize (in thousands) results of operations data for our former equity-method investee:

	Three Months Ended June 30,	Six months ended June 30,
	2021	2021
Net margin	$6	$61
Net (loss) income	$(17)	$12
Net (loss) income attributable to our equity investment investee	$(11)	$8

6.	Fair Values of Assets and Liabilities

As previously discussed, we adopted ASU 2016-13, electing the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. We estimate the fair value of these receivables using a discounted cash flow model, and reevaluate the fair value of our Fair Value Receivables at the end of each quarter. Additionally, we may adjust our models to reflect macroeconomic events. With the aforementioned market impacts of COVID-19 and related economic impacts, we continue to include market degradation in our models to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest.

We update our fair value analysis each quarter, with changes since the prior reporting period reflected as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" in the consolidated statements of income. Changes in interest rates, credit spreads, discount rates, realized and projected credit losses and cash flow timing will lead to changes in the fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value and therefore impact earnings.

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

For all of our other receivables, we have not elected the fair value option. Nevertheless, pursuant to applicable requirements, we include disclosures of the fair value of these other items to the extent practicable within the disclosures below. Additionally, we have other liabilities, associated with consolidated legacy credit card securitization trusts, that we are required to carry at fair value in our consolidated financial statements, and they also are addressed within the disclosures below.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  June 30, 2022 and  December 31, 2021 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of June 30, 2022 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$94,822	$86,182
Loans, interest and fees receivable, at fair value	$—	$—	$1,616,875	$1,616,875

Assets – As of December 31, 2021 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$402,380	$383,811
Loans, interest and fees receivable, at fair value	$—	$—	$1,026,424	$1,026,424

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

For those asset classes above that are required to be carried at fair value in our consolidated financial statements, gains and losses associated with fair value changes are detailed on our consolidated statements of income as a component of "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value". For our loans, interest and fees receivable included in the above table, we assess the fair value of these assets based on our estimate of future cash flows net of servicing costs, and to the extent that such cash flow estimates change from period to period, any such changes are considered to be attributable to changes in instrument-specific credit risk.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2022 and 2021:

	Loans, Interest and Fees Receivables, at Fair Value
	2022	2021
Balance at January 1,	$1,026,424	$417,098
Cumulative effects from adoption of fair value under the CECL standard	314,985	—
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	(23,409)	(49,628)
Principal charge-offs, net of recoveries, included in earnings	(154,162)	(27,056)
Finance charge-offs, included in earnings	(73,668)	(9,927)
Purchases	1,253,916	658,324
Settlements	(1,139,647)	(473,200)
Finance and fees, included in earnings	412,436	129,128
Balance at June 30,	$1,616,875	$644,739

The unrealized gains and losses for assets within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs.

Net Revaluation of Loans, Interest and Fees Receivable. We record the net revaluation of loans, interest and fees receivable (including those pledged as collateral) in the Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value category in our consolidated statements of income. The net revaluation of loans, interest and fees receivable is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds, discount rates and servicing costs. Interest income on receivables underlying our asset classes that are carried at fair value in our consolidated financial statements is recorded in Revenue - Consumer loans, including past due fees in our consolidated statements of income.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of June 30, 2022 and December 31, 2021.  As discussed above, our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest.  This market degradation is included in the below quantitative information:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at June 30, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,616,875	Discounted cash flows	Gross yield, net of finance charge charge-offs	26.9% to 35.8% (32.3%)
			Payment rate	6.0% to 12.3% (11.0%)
			Expected principal credit loss rate	5.1% to 31.6% (31.2%)
			Servicing rate	3.4% to 6.9% (3.8%)
			Discount rate	9.9% to 12.1% (10.1%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,026,424	Discounted cash flows	Gross yield, net of finance charge charge-offs	27.8% to 46.9% (40.9%)
			Payment rate	5.4% to 12.9% (10.6%)
			Expected principal credit loss rate	7.8% to 26.4% (23.5%)
			Servicing rate	3.4% to 5.7% (4.6%)
			Discount rate	12.3% to 13.5% (12.9%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the June 30, 2022 and December 31, 2021 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,406,070	$1,406,070
Amortizing debt facilities	$—	$—	$23,270	$23,270
Senior notes, net	$138,060	$—	$—	$143,668

Liabilities – As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,255,518	$1,255,518
Amortizing debt facilities	$—	$—	$23,346	$23,346
Senior notes, net	$153,000	$—	$—	$142,951

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the six months ended June 30, 2021 (no amounts were outstanding as of June 30, 2022):

Notes Payable Associated with Structured Financings, at Fair Value
2021
Balance at January 1,	$2,919
Net revaluations of notes payable associated with structured financings, at fair value, included in earnings	(357)
Balance at June 30,	$2,562

The unrealized gains and losses for liabilities within the Level 3 category presented in the table above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 liabilities.

Net Revaluation of Notes Payable Associated with Structured Financings, at Fair Value. We record the net revaluations of notes payable associated with structured financings, at fair value, in the Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value on our consolidated statements of income. The legal entity associated with the securitization transaction is consolidated as a VIE as the Company is deemed the primary beneficiary of the entity. The Company is not liable for the full face value of the liability in the VIE so it is carried at fair value based upon amounts the borrower will receive from the legal entity. The net revaluation of these notes is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using internally-developed estimates of assumptions third-party market participants would use in determining fair value, including: estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates on the credit card receivables that secure the non-recourse notes payable; costs of funds; discount rates; and contractual servicing fees. Accrued interest expense on notes payable underlying our notes payable associated with structured financings, at fair value is recorded in Interest expense in our consolidated statements of income.

Other Relevant Data

Other relevant data (in thousands) as of June 30, 2022 and  December 31, 2021 concerning certain assets and liabilities we carry at fair value are as follows:

As of June 30, 2022	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$977	$1,908,884
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$942	$1,734,918
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$985	$1,615,890
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$4,406
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$19	$97,588

As of December 31, 2021	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$1,249	$1,234,039
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$1,204	$1,131,895
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$1,215	$1,025,209
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$8	$4,640
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$13	$59,656

7.	Variable Interest Entities

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

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	June 30, 2022	December 31, 2021
Unrestricted cash and cash equivalents	$184.5	$209.5
Restricted cash and cash equivalents	25.0	75.9
Loans, interest and fees receivable, at fair value	1,461.3	925.5
Loans, interest and fees receivable, gross	—	369.6
Allowances for uncollectible loans, interest and fees receivable	—	(55.1)
Deferred revenue	—	(8.2)
Total Assets held by VIEs	$1,670.8	$1,517.2
Notes Payable, net held by VIEs	$1,359.7	$1,223.4
Maximum exposure to loss due to involvement with VIEs	$1,459.3	$1,289.1

8.	Leases

We have operating leases primarily associated with our corporate offices and regional service centers as well as for certain equipment. Our leases have remaining lease terms of 1 to 12 years, some of which include options, at our discretion, to extend the leases for additional periods generally on one-year revolving periods. Other leases allow for us to terminate the lease based on appropriate notification periods. For certain of our leased offices, we sublease a portion of the unoccupied space. The terms of the sublease arrangement generally coincide with the underlying lease. The components of lease expense associated with our lease liabilities and supplemental cash flow information related to those leases were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost, gross	$1,373	$1,721	$3,097	$3,447
Sublease income	(807)	(1,291)	(2,109)	(2,584)
Net Operating lease cost	$566	$430	$988	$863
Cash paid under operating leases, gross	$1,000	$2,618	$3,635	$5,202

Weighted average remaining lease term - months	138
Weighted average discount rate	6.5%

As of June 30, 2022, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2022 (excluding the six months ended June 30, 2022)	$378	$(47)	$331
2023	1,592	(39)	1,553
2024	2,747	—	2,747
2025	2,612	—	2,612
2026	2,489	—	2,489
Thereafter	19,805	—	19,805
Total lease payments	29,623	(86)	29,537
Less imputed interest	(9,859)
Total	$19,764

In  August 2021, we entered into an operating lease agreement for our corporate headquarters in Atlanta, Georgia with an unaffiliated third party. The new lease covers approximately 73,000 square feet and commenced in June 2022 for a 146 month term. The total commitment under the new lease is approximately $27.8 million and is included in the table above. In connection with the commencement of this new lease, we discontinued most of the subleasing arrangements with third parties for space at our corporate headquarters. A right-of-use asset and liability was recorded at the commencement date of the lease.

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of June 30, 2022, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

9.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of June 30, 2022 and  December 31, 2021 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	June 30, 2022	December 31, 2021

Revolving credit facilities at a weighted average interest rate equal to 4.6% as of June 30, 2022 (4.3% as of December 31, 2021) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,576.9 million as of June 30, 2022 ($1,391.6 million as of December 31, 2021)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2024) (1) (2) (3)	$46.4	$32.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2023) (2) (3) (4) (5)	28.1	48.7
Revolving credit facility, not to exceed $10.0 million (expiring October 15, 2022) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $20.0 million (expiring July 15, 2023) (2) (3) (4) (5)	5.5	5.7
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2024) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $25.0 million (expiring April 21, 2023) (2) (3) (4) (5)	11.0	19.2
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $25.0 million (expiring June 16, 2025) (3) (4) (5)	25.0	10.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring March 15, 2025) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $250.0 million (expiring May 15, 2030) (3) (4) (5) (6)	150.0	—
Other facilities
Other debt	5.8	5.9
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,439.2	1,289.0
Unamortized debt issuance costs and discounts	(9.9)	(10.1)
Total notes payable outstanding, net	$1,429.3	$1,278.9

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of June 30, 2022, the LIBOR rate was 1.79% and the prime rate was 4.75%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $28.1 million was drawn as of June 30, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2023 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $46.4 million was drawn as of June 30, 2022). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of June 30, 2022, the borrowing limit was $55.0 million and the maturity is November 1, 2024. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In 2018, we (through a wholly owned subsidiary) entered into two separate facilities associated with the above mentioned program to sell up to an aggregate $200.0 million of notes which are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of June 30, 2022) to separate unaffiliated third parties pursuant to facilities that can be drawn upon to the extent of outstanding eligible receivables. Interest rates on the notes are based on commercial paper rates plus 3.15% and Secured Overnight Financing Rate ("SOFR") plus a range between 4.5% and 6.5%, respectively. The facilities mature on October 15, 2022 and March 15, 2024, respectively, and are subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of June 30, 2022, the aggregate borrowing limit was $110.0 million.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $11.0 million was drawn as of June 30, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2023 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a $15.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $5.5 million was drawn as of June 30, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

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

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million borrowing limit (of which $25.0 million was drawn as of June 30, 2022) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the prime rate or 4%. The facility matures on June 16, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we entered a term facility with a $75.0 million limit (of which $0 was drawn as of June 30, 2022) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in March 2025.

In November 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we entered a $250.0 million ABS agreement (of which $150.0 million was outstanding as of June 30, 2022) secured by certain credit card receivables (expiring May 15, 2030). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

As of June 30, 2022, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the three and six months ended June 30, 2022 totaled $0.4 million and $0.7 million, respectively.

10.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.2 billion at June 30, 2022. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of June 30, 2022, CAR had unfunded outstanding floor-plan financing commitments totaling $12.6 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $24.9 million remains pledged as of June 30, 2022 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of June 30, 2022, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $73.3 million as of June 30, 2022. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to controlling interests	$34,025	$36,876	$79,035	$80,951
Preferred stock and preferred unit dividends and accretion	(6,257)	(4,738)	(12,463)	(9,425)
Net income attributable to common shareholders—basic	27,768	32,138	66,572	71,526
Effect of dilutive preferred stock dividends and accretion	598	598	1,190	1,190
Net income attributable to common shareholders—diluted	$28,366	$32,736	$67,762	$72,716
Denominator:
Basic (including unvested share-based payment awards) (1)	14,744	15,182	14,783	15,097
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,736	5,843	4,986	5,882
Diluted (including unvested share-based payment awards) (1)	19,480	21,025	19,769	20,979
Net income attributable to common shareholders per share—basic	$1.88	$2.12	$4.50	$4.74
Net income attributable to common shareholders per share—diluted	$1.46	$1.56	$3.43	$3.47

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 153,650 and 127,138 for the three and six months ended June 30, 2022, respectively, compared to 430,413 and 426,050 for the three and six months ended June 30, 2021, respectively

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares and 0.0 shares from our net income attributable to controlling interests per share of common stock calculations for the three and six months ended June 30, 2022, respectively, and we excluded stock options to purchase 0.0 shares and 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and six months ended June 30, 2021, respectively.

For the three months and six months ended June 30, 2022 and 2021, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 4, "Shareholders' Equity and Preferred Stock", for a further discussion of these convertible securities.

For the three and six months ended June 30, 2021, we included 0.2 million shares of common stock for both periods in the diluted net income attributable to controlling interests per share of common stock calculations associated with our convertible senior notes.

12.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of June 30, 2022, 52,842 shares remained available for issuance under the ESPP and 1,997,750 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months and six months ended June 30, 2022 and 2021.

Restricted Stock and Restricted Stock Units

During the six months ended June 30, 2022 and 2021, we granted 106,315 and 39,084 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $5.0 million and $1.1 million, respectively. We incurred expenses of $1.3 million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of June 30, 2022, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $4.7 million with a weighted-average remaining amortization period of 3.0 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.5 million, $1.0 million, $0.4 million and $0.7 million related to stock option-related compensation costs during the three and six months ended June 30, 2022 and 2021, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,017,969	$6.74
Issued	—	$—
Exercised	(1,003,936)	$2.81
Expired/Forfeited	(1,000)	$15.30
Outstanding at June 30, 2022	1,013,033	$10.63	1.7	$25,366,627
Exercisable at June 30, 2022	814,597	$6.23	1.2	$23,574,045

Options issued during the three and six months ended June 30, 2021 had an aggregate grant-date fair value of $90 thousand and $0.1 million, respectively. No options were issued during the three months and six months ended June 30, 2022. We had $1.4 million and $2.4 million of unamortized deferred compensation costs associated with non-vested stock options as of June 30, 2022 and December 31, 2021, respectively, with a weighted average remaining amortization period of 1.4 years as of June 30, 2022. Upon exercise of outstanding options, the Company issues new shares.

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

OVERVIEW

Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved. According to data published by Experian, 40% of Americans had FICO® scores of less than 700. We believe this equates to a population of over 100 million everyday Americans in need of access to credit. These consumers often have financial needs that are not effectively met by larger financial institutions. By facilitating appropriately priced consumer credit and financial service alternatives with value-added features and benefits curated for the unique needs of these consumers, we endeavor to empower better financial outcomes for everyday Americans.

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $27 billion in consumer loans over our 25-year operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by AI and machine learning, enabling lenders to make fast, sound decision-making when it matters most.

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

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See “Consumer and Debtor Protection Laws and Regulations—CaaS Segment” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A, “Risk Factors” contained in this Report.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of June 30, 2022, our CAR operations served more than 590 dealers in 33 states and two U.S. territories. The core operations continue to perform well, absent the recent settlement of outstanding litigation (achieving consistent profitability and generating positive cash flows and growth).

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

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic.  The COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of business and personal incomes has declined. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia’s invasion of Ukraine could significantly affect the economic outlook.

As of the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of the COVID-19 pandemic and resulting government stimulus programs remain unknown. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. At the onset of the COVID-19 pandemic, Atlanticus instituted a company-wide distributed work program to promote the safety of all employees and their families. Once the severity of the pandemic declined, Atlanticus transitioned to a hybrid distributed work model. Appropriate safety measures continue to be followed to protect employees working on site. Atlanticus will continue to follow all government mandates and make adjustments to support employees and prioritize employee safety.

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

Borrowers impacted by COVID-19 requesting hardship assistance may receive temporary relief from payments. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future.

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

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended June 30,		Increases (Decreases)
(In Thousands)	2022	2021	from 2021 to 2022
Total operating revenue	$269,796	$179,519	$90,277
Other non-operating revenue	239	2,586	(2,347)
Interest expense	(18,925)	(13,790)	(5,135)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(182)	(11,096)	10,914
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(146,559)	(58,763)	(87,796)
Net margin	104,369	98,456	5,913
Operating expenses:
Salaries and benefits	10,099	7,883	(2,216)
Card and loan servicing	23,997	18,212	(5,785)
Marketing and solicitation	20,231	13,678	(6,553)
Depreciation	549	320	(229)
Other	6,953	5,972	(981)
Total operating expenses:	61,829	46,065	(15,764)
Loss on repurchase and redemption of convertible senior notes	—	5,448	5,448

Net income	33,797	36,826	(3,029)
Net loss attributable to noncontrolling interests	228	50	178
Net income attributable to controlling interests	34,025	36,876	(2,851)
Net income attributable to controlling interests to common shareholders	27,768	32,138	(4,370)

			Income
	For the Six Months Ended June 30,		Increases (Decreases)
(In Thousands)	2022	2021	from 2021 to 2022
Total operating revenue	$499,566	$323,414	$176,152
Other non-operating revenue	300	3,426	(3,126)
Interest expense	(36,335)	(26,088)	(10,247)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(329)	(15,231)	14,902
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(251,239)	(86,254)	(164,985)
Net margin	211,963	199,267	12,696
Operating expenses:
Salaries and benefits	21,525	16,122	(5,403)
Card and loan servicing	46,672	35,599	(11,073)
Marketing and solicitation	40,804	23,979	(16,825)
Depreciation	1,142	632	(510)
Other	21,646	10,940	(10,706)
Total operating expenses:	131,789	87,272	(44,517)
Loss on repurchase and redemption of convertible senior notes	—	13,255	13,255

Net income	78,552	80,853	(2,301)
Net loss attributable to noncontrolling interests	483	98	385
Net income attributable to controlling interests	79,035	80,951	(1,916)
Net income attributable to controlling interests to common shareholders	66,572	71,526	(4,954)

Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased from $1,243.9 million as of June 30, 2021 to $1,908.9 million as of June 30, 2022. We experienced higher growth in our acquisitions of general purpose credit card receivables (which tend to have higher yields and corresponding charge-offs) than in our acquisitions of private label credit receivables. This relative mix of receivable acquisitions led to an increase in our Total managed yield ratio, annualized and our corresponding revenue. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and related economic impacts, including inflation, labor shortages and supply chain disruptions, we are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth which we expect to result in net period-over-period growth in our total interest income and related fees for these operations for 2022. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and effective marketing for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we adopted the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. The impact of this adoption, for those accounts that elected the fair value option, resulted in an increase in the recognition of certain fee categories with future changes in the fair value of the  associated receivables being included as part of our "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. While we expect continued period over period growth in the receivable loan balances, as noted above, we do expect that the pace of growth in these receivable loan balances will slow. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 9, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased from $911.9 million as of June 30, 2021 to $1,359.7 million as of June 30, 2022. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2021. Additionally, the issuance of $150.0 million of senior notes in November 2021 (included on our consolidated balance sheet as "Senior notes, net") will also serve to increase interest expense over prior periods. Offsetting these increases in interest expense is an overall decrease in the weighted average cost of funds, coupled with the repurchase and redemption of our convertible senior notes. Recent increases in the federal funds rate have thus far had a minimal impact on our interest expense as over 90% of interest rates on our outstanding debt are fixed.  We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from recent and additional anticipated federal funds rate increases. As such we expect our quarterly interest expense to be above that experienced in the prior periods for these operations.

Provision for losses on loans, interest and fees receivable recorded at net realizable value. Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Recoveries of charged off receivables, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third-parties. All proceeds received associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value.

We have experienced a period-over-period decrease in this category between the three and six months ended June 30, 2021 and June 30, 2022 primarily reflecting: 1) the effects of our adoption of the fair value option under ASU 2016-13 on January 1, 2022, which has resulted in a significant decline in the outstanding receivables subject to this provision and 2) the overall reduction in delinquencies associated with these receivables in part due to government stimulus programs, which have served to increase payments on outstanding receivables. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our CaaS and Auto Finance segments for further credit quality statistics and analysis. Given our adoption of fair value accounting under ASU 2016-13 on January 1, 2022 for our private label credit and general purpose credit card products, and absent the unknown impacts COVID-19, related government stimulus and relief measures and related economic impacts may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish when compared to similar periods in 2021 as the amount of underlying receivables that continue to be recorded at net realizable value has been significantly reduced.

Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value. The increase in Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value was largely driven by growth in the underlying receivables (as noted above), coupled with increased fee billings on those receivables. Fee billings on our fair value receivables increased from $129.1 million for the six months ended June 30, 2021 to $412.4 million for the six months ended June 30, 2022.  For both periods presented, we included expected market degradation in our forecasts to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest.  Offsetting this increase in Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value was a reduction in the discount rate applied to the net cash flows associated with these investments. The applied discount rate represents estimates third-party market participants could use in determining fair value. The reduction in this discount rate for the period ended June 30, 2022 reflects the asset level returns we believe would be required by market participants. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of assumptions underlying this calculation. For credit card receivables for which we use fair value accounting (including those for which we elected the fair value option on January 1, 2022), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2022 commensurate with growth in these receivables. We may adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expense. Total operating expense variances for the three and six months ended June 30, 2022, relative to the three and six months ended June 30, 2021, reflect the following:

•

increases in salaries reflecting growth in both the number of employees and increases in related benefit costs. Recent nationwide increases in labor costs have correspondingly resulted in increased compensation costs associated with retaining and recruiting employees. We expect some continued increase in this cost for the remainder of 2022 when compared to 2021 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew from $1,243.9 million outstanding to $1,908.9 million outstanding at June 30, 2021 and June 30, 2022, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout the remainder of 2022. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale as our receivables have grown.

•

increases in marketing and solicitation costs primarily due to increased origination and brand marketing support; we expect these efforts to result in slight increases in marketing and solicitation costs during the remainder of 2022 although the frequency and timing of marketing efforts could result in reductions in quarter-over-quarter marketing costs; and

•

other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth. Included in the first quarter of 2022 was an $8.5 million accrual related to a settlement of outstanding litigation associated with our Auto Finance segment. While we expect some increase in these costs (excluding the accrued litigation costs) as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own receivables and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed. As we have significantly grown our managed receivables levels over the past two years with minimal increase in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs , we have realized greater operating efficiency.

Notwithstanding our cost management, we expect increased levels of expenditures associated with anticipated growth in private label credit and general purpose credit card operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. The above-referenced unknown potential impacts related to COVID-19 could result in more variability in these expenses and could impair our ability to acquire new receivables, resulting in increased costs despite our efforts to manage costs effectively.

Loss on repurchase and redemption of convertible senior notes. In the three and six months ended June 30, 2021, we repurchased $6.4 and $21.1 million, respectively, in face amount of our convertible senior notes for $10.2 million and $28.9 million, respectively, in cash (including accrued interest). The repurchase resulted in a loss of approximately $5.4 million and $13.3 million, respectively (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). All remaining convertible senior notes were retired in 2021.

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

Income Taxes. We experienced effective tax rates of 20.4% and 2.0%, respectively, for the three and six months ended June 30, 2022, compared to 21.6% and 18.1%, respectively, for the three and six months ended June 30, 2021.

Our effective tax rates for the three and six months ended June 30, 2022 are below the statutory rate principally due to (1) deductions during such periods associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Partially offsetting these two items are the effects of state and foreign income tax expense.

Our effective tax rate for the three months ended June 30, 2021 was above  the statutory rate due to state and foreign income tax expense, significantly offset, however, by (1) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes, and (2) the exclusion from taxable income of benefits received under various government stimulus programs. These same two items served to offset the effects of state and foreign income tax expense and executive compensation deduction limits experienced in the first quarter of 2021 under Section 162(m) of the Internal Revenue Code of 1986 on our effective tax rate for the six months ended June 30, 2021.  Also offsetting such effects and thereby causing our effective tax rate to be below the statutory rate for the six months ended June 30, 2021, were (1) deductions in the first quarter of 2021 associated with the exercise of stock options and the vesting of restricted stock at stock fair values significantly exceeding such share-based awards’ grant date values; and (2) our release of state tax valuation allowances in the first quarter of 2021.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three and six months ended June 30, 2022, and 2021.

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

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2022		2021				2020
(in Millions)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sept. 30 (1)
Loans, interest and fees receivable, at fair value	$1,616.9	$1,405.8	$1,026.4	$846.2	$644.7	$481.4	$417.1	$310.8
Fair value mark against receivable (2)	$293.0	$272.9	$208.9	$182.2	$148.6	$112.3	$99.0	$71.8
Loans, interest and fees receivable, at face value	$1,909.9	$1,678.7	$1,235.3	$1,028.4	$793.3	$593.7	$516.1	$382.6

(1)  We elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020, and, as discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value option under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

(2) The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 6, “Fair Value of Assets and Liabilities” to our consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

	At or for the Three Months Ended
	2022		2021				2020
(in Millions)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Loans, interest and fees receivable, gross	$—	$-	$375.7	$417.8	$454.2	$498.8	$574.3	$604.8
Loans, interest and fees receivable, gross from fair value reconciliation above	1,909.9	1,678.7	1,235.3	1,028.4	793.3	593.7	516.1	382.6
Total managed receivables	$1,909.9	$1,678.7	$1,611.0	$1,446.2	$1,247.5	$1,092.5	$1,090.4	$987.4

(1) As discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value option under ASU 2016-13 for those private label credit and general purpose credit card receivables that were accounted for under the amortized cost method.

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data are based on billings and actual charge-offs as they occur without regard to any changes in our allowance for uncollectible loans, interest and fees receivable (in periods where applicable). Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) and expenses (such as marketing expenses) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize other costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or upon receivable acquisition and marketing expenses are recognized when incurred. Third, managed receivables data excludes the impacts of equity in income of equity method investees. As of January 1, 2022, we changed the name of combined net charge-offs to combined principal net charge-offs and the combined net charge-off ratio, annualized to combined principal net charge-off ratio, annualized.  These changes reflect that we now subtract finance charge-offs in the calculation of combined principal net charge-offs and the related ratio.  We believe this revised calculation is more in line with the calculations used by our peers.  All prior periods have been restated to reflect this new methodology. A reconciliation of our operating revenues, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2022		2021				2020
(in Millions)	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Consumer loans, including past due fees	$182.8	$156.5	$144.1	$132.7	$114.3	$94.1	$95.7	$95.6
Fees and related income on earning assets	65.8	54.7	53.8	54.1	49.5	37.0	31.4	35.5
Other revenue	12.2	10.0	9.7	8.4	7.0	4.2	4.8	4.5
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(12.1)	1.8	(3.4)	(14.7)	(18.6)	(5.5)	(6.6)	(19.2)
Adjustments due to acceleration of annual fees recognition under fair value accounting	(6.6)	(1.3)	(4.4)	(12.0)	(12.3)	(4.6)	(1.1)	(7.8)
Removal of expense accruals under GAAP	—	—	—	0.2	(0.4)	0.2	(0.1)	(0.7)
Removal of finance charge-offs	(41.2)	(32.5)	(28.1)	(16.3)	(14.1)	(10.7)	(9.8)	(15.5)
Total managed yield	$200.9	$189.2	$171.7	$152.4	$125.4	$114.7	$114.3	$92.4

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

	At or for the Three Months Ended
	2022		2021				2020
(in Millions)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$126.5	$101.3	$46.7	$25.6	$22.7	$14.3	$8.6	$3.3
Gross charge-offs on non-fair value accounts	—	—	38.7	27.1	27.6	26.3	30.6	54.3
Finance charge-offs (2)	(41.2)	(32.5)	(28.1)	(16.3)	(14.1)	(10.7)	(9.8)	(15.5)
Recoveries on non-fair value accounts	—	—	(4.1)	(2.7)	(5.7)	(3.4)	(4.3)	(5.4)
Combined principal net charge-offs	$85.3	$68.8	$53.2	$33.7	$30.5	$26.5	$25.1	$36.7

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2022								2021
	Jun. 30				Mar. 31				Dec. 31				Sep. 30
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,908,884	$—	$1,908,884		$1,677,610	$—	$1,677,610		$1,235,287	$375,713	$1,611,000		$1,028,367	$417,767	$1,446,134
30-59 days past due	$83,390	$—	$83,390	4.4%	$56,860	$—	$56,860	3.4%	$50,320	$10,594	$60,914	3.8%	$34,763	$10,842	$45,605	3.2%
60-89 days past due	$66,935	$—	$66,935	3.5%	$52,995	$—	$52,995	3.2%	$43,620	$9,468	$53,088	3.3%	$28,332	$9,884	$38,216	2.6%
90 or more days past due	$148,907	$—	$148,907	7.8%	$142,654	$—	$142,654	8.5%	$91,432	$24,739	$116,171	7.2%	$51,061	$40,396	$91,457	6.3%
Average managed receivables			$1,793,247				$1,644,305				$1,528,567				$1,346,829
Total managed yield ratio, annualized (2)			44.8%				46.0%				44.9%				45.3%
Combined principal net charge-off ratio, annualized (3)			19.0%				16.7%				13.9%				10.0%
Interest expense ratio, annualized (4)			4.1%				4.2%				4.0%				3.6%
Net interest margin ratio, annualized (5)			21.7%				25.1%				27.0%				31.7%

	At or for the Three Months Ended
	2021								2020
	Jun. 30				Mar. 31				Dec. 31				Sep. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$793,333	$454,191	$1,247,524		$593,703	$498,806	$1,092,509		$516,064	$574,309	$1,090,373		$382,580	$604,805	$987,385
30-59 days past due	$21,211	$15,365	$36,576	2.9%	$11,018	$10,859	$21,877	2.0%	$14,087	$17,530	$31,617	2.9%	$7,394	$13,297	$20,691	2.1%
60-89 days past due	$14,910	$18,752	$33,662	2.7%	$9,400	$7,213	$16,613	1.5%	$10,296	$11,832	$22,128	2.0%	$4,489	$11,378	$15,867	1.6%
90 or more days past due	$26,717	$29,022	$55,739	4.5%	$25,732	$28,011	$53,743	4.9%	$19,498	$29,382	$48,880	4.5%	$8,355	$30,718	$39,073	4.0%
Average managed receivables			$1,170,017				$1,091,441				$1,038,879				$943,791
Total managed yield ratio, annualized (2)			42.9%				42.0%				44.0%				39.2%
Combined principal net charge-off ratio, annualized (3)			10.4%				9.7%				9.7%				15.6%
Interest expense ratio, annualized (4)			4.6%				4.4%				4.9%				5.3%
Net interest margin ratio, annualized (5)			27.9%				27.9%				29.4%				18.3%

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

(4) Interest expense ratio, annualized is calculated using the annualized interest expense associated with the CaaS segment (See Note 3, "Segment Reporting" to our consolidated financial statements) as the numerator and period-end average managed receivables as the denominator.

(5) Net interest margin ratio, annualized is calculated using the Total managed yield ratio, annualized less the Combined principal net charge-off ratio, annualized less the Interest expense ratio, annualized.

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2022								2021
	Jun. 30				Mar. 31				Dec. 31				Sep. 30
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$762,252	$—	$762,252		$702,423	$—	$702,423		$595,277	$116,225	$711,502		$553,343	$135,213	$688,556
30-59 days past due	$26,197	$—	$26,197	3.4%	$19,344	$—	$19,344	2.8%	$19,942	$3,285	$23,227	3.3%	$15,884	$3,575	$19,459	2.8%
60-89 days past due	$19,058	$—	$19,058	2.5%	$16,482	$—	$16,482	2.3%	$16,323	$2,616	$18,939	2.7%	$12,187	$2,994	$15,181	2.2%
90 or more days past due	$42,614	$—	$42,614	5.6%	$47,214	$—	$47,214	6.7%	$35,552	$6,834	$42,386	6.0%	$25,277	$11,224	$36,501	5.3%
Average APR			17.8%				18.0%				18.4%				18.4%
Receivables purchased during period			$225,041				$159,837				$177,441				$211,272

	Private Label Credit - At or for the Three Months Ended
	2021								2020
	Jun. 30				Mar. 31				Dec. 31				Sep. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$472,362	$154,865	$627,227		$384,220	$175,786	$560,006		$334,342	$209,878	$544,220		$260,338	$233,605	$493,943
30-59 days past due	$11,695	$4,989	$16,684	2.7%	$5,937	$3,386	$9,323	1.7%	$8,049	$5,110	$13,159	2.4%	$5,040	$4,970	$10,010	2.0%
60-89 days past due	$8,042	$5,451	$13,493	2.2%	$4,636	$2,200	$6,836	1.2%	$5,295	$3,800	$9,095	1.7%	$2,782	$3,834	$6,616	1.3%
90 or more days past due	$13,042	$7,860	$20,902	3.3%	$12,681	$6,810	$19,491	3.5%	$10,807	$9,490	$20,297	3.7%	$4,517	$9,478	$13,995	2.8%
Average APR			19.2%				19.7%				19.7%				19.0%
Receivables purchased during period			$217,015				$157,607				$152,855				$170,232

	General Purpose Credit Card - At or for the Three Months Ended
	2022								2021
	Jun. 30				Mar. 31				Dec. 31				Sep. 30
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,146,631	$—	$1,146,631		$975,187	$—	$975,187		$638,761	$259,488	$898,249		$470,394	$282,554	$752,948
30-59 days past due	$57,193	$—	$57,193	5.0%	$37,516	$—	$37,316	3.8%	$30,361	$7,309	$37,670	4.2%	$18,824	$7,267	$26,091	3.5%
60-89 days past due	$47,877	$—	$47,877	4.2%	$36,514	$—	$36,514	3.7%	$27,287	$6,852	$34,139	3.8%	$16,122	$6,890	$23,012	3.1%
90 or more days past due	$106,293	$—	$106,293	9.3%	$95,440	$—	$95,440	9.8%	$55,860	$17,905	$73,765	8.2%	$25,701	$29,172	$54,873	7.3%
Average APR			26.7%				26.3%				26.8%				27.0%
Receivables purchased during period			$491,301				$377,736				$390,189				$351,474

	General Purpose Credit Card - At or for the Three Months Ended
	2021								2020
	Jun. 30				Mar. 31				Dec. 31				Sep. 30
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$317,370	$299,326	$616,696		$205,474	$323,020	$528,494		$177,281	$364,431	$541,712		$117,379	$371,200	$488,579
30-59 days past due	$9,451	$10,376	$19,827	3.2%	$5,030	$7,473	$12,503	2.4%	$5,985	$12,420	$18,405	3.4%	$2,301	$8,327	$10,628	2.2%
60-89 days past due	$6,831	$13,301	$20,132	3.3%	$4,725	$5,013	$9,738	1.8%	$4,955	$8,032	$12,987	2.4%	$1,673	$7,544	$9,217	1.9%
90 or more days past due	$13,612	$21,162	$34,774	5.6%	$12,988	$21,201	$34,189	6.5%	$8,616	$19,892	$28,508	5.3%	$3,756	$21,240	$24,996	5.1%
Average APR			27.1%				26.3%				26.6%				26.1%
Receivables purchased during period			$283,931				$174,792				$190,596				$174,768

(1) As discussed in more detail above in "—Overview," on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $665.0 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from June 30, 2021 to June  30, 2022. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $135.0 million in the twelve months ended June 30, 2022. Our general purpose credit card receivables grew by $529.9 million, net during the twelve months ended June 30, 2022. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue into 2022, although we expect the pace of growth to slow when compared to earlier periods (further unknown impacts of COVID-19, related government stimulus and relief measures and related economic consequences may impact our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Further, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 65% of the above-referenced Retail period-end managed receivables outstanding as of June 30, 2022.

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

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our delinquency rates have continued to be somewhat lower than what we ultimately expect for our new private label credit and general purpose credit card receivables given the continued growth and age of the related accounts as well as government stimulus efforts. The aforementioned positive impacts related to government stimulus programs served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above which result in lower delinquency rates. We have started to experience increased delinquency rates, in line with historical norms as the effects of government stimulus wanes and market inflation negatively impacts our customer base. We expect this increase in delinquencies to continue throughout the remainder of 2022 and then return to levels similar to those experienced in periods prior to COVID-19 and the related government stimulus programs. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. In order to establish appropriate reserves for this population we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims. In 2020 and early 2021, nearly all of these customers were considered current and thus the receivables underlying their accounts were not considered delinquent. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. Given this, and absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods (albeit at higher levels when compared to those prior periods). For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-off rates over time. Improvements in our delinquency rates throughout 2020 and continuing in the first three quarters of 2021 as a result of the increases in customer payments noted above resulted in lower charge-offs than we would have otherwise expected. The recent increase in the combined principal net charge-off ratio, net is a reflection of the increased delinquencies noted in the latter part of 2021 and first quarter of 2022, as we continue to see receivables return to historically normalized levels.

As delinquency rates continue to return to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs), we expect combined principal net charge-off rates for the remainder of 2022 to continue to increase, when compared to comparable prior periods since the onset of COVID-19. This expectation is based on the following: (1) higher expected charge off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which could lead to periodic increases in combined principal net charge-offs, (3) recent vintages reaching peak charge-off periods, (4) our receivables growth during 2021, (5) a slower pace of growth in receivable loan balances expected for the remainder of 2022 and (6) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The potential impacts COVID-19 and related economic impacts, government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment.  This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt.  In general, we have obtained lower cost financing with fixed interest rates which has led to lower interest expense ratios when compared to corresponding prior periods. Recent increases in the federal funds borrowing rate has led to an increase in spreads for newly originated debt.  As such, upon the completion of future capital raises, we expect the interest expense ratio to increase when compared to prior quarters.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio annualized and our Interest expense ratio, annualized.  Recent declines in this ratio when compared to corresponding prior periods relate primarily to recent increases in our principal net charge-offs as noted above.  Given recent increases in delinquency rates, we expect this ratio to continue to fall relative to corresponding prior periods for the remainder of 2022.

Average APR. The average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APR for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APR ranges from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2022 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations. None of the programs we service have APRs in excess of 36.0%.

Receivables purchased during period. Receivables purchased during the period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our private label credit receivable purchases experienced overall growth largely based on the addition of new private label credit retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our lending partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years, although we expect the pace of acquisitions to slow. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our lending partner and the availability of capital to fund new purchases. Nonetheless, absent the potential impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect continued growth in the acquisition of these receivables during 2022.

Auto Finance Segment

CAR, our auto finance platform acquired in April 2005, principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We have expanded these operations to also include certain installment lending products in addition to our traditional loans secured by automobiles both in the U.S. and U.S. territories.

Collectively, as of June 30, 2022, we served more than 590 dealers through our Auto Finance segment in 33 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2022		2021				2020
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Consumer loans, including past due fees	$8.8	$8.3	$8.5	$8.4	$8.4	$8.2	$8.0	$8.0
Other revenue	0.2	0.3	0.3	0.3	0.4	0.3	0.3	0.3
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$9.0	$8.6	$8.8	$8.7	$8.8	$8.5	$8.3	$8.3

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

	At or for the Three Months Ended
	2022		2021				2020
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
Gross charge-offs	$0.4	$0.4	$0.4	$0.3	$0.2	$0.6	$0.7	$0.6
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.2)	(0.3)	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.3)
Combined principal net charge-offs	$0.2	$0.1	$0.2	$0.1	$(0.1)	$0.3	$0.4	$0.3

(1) Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at net realizable value in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2022				2021								2020
	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sept. 30	% of Period-end managed receivables
Period-end managed receivables	$104,563		$99,916		$94,580		$93,374		$93,164		$94,128		$93,247		$90,514
30-59 days past due	$7,238	6.9%	$4,811	4.8%	$7,159	7.6%	$5,855	6.3%	$5,560	6.0%	$4,559	4.8%	$7,638	8.2%	$6,019	6.6%
60-89 days past due	$2,539	2.4%	$1,572	1.6%	$2,597	2.7%	$2,014	2.2%	$1,679	1.8%	$1,836	2.0%	$2,801	3.0%	$2,236	2.5%
90 or more days past due	$1,232	1.2%	$1,425	1.4%	$1,977	2.1%	$1,534	1.6%	$1,234	1.3%	$1,693	1.8%	$2,141	2.3%	$1,865	2.1%
Average managed receivables	$102,240		$97,248		$93,977		$93,269		$93,646		$93,688		$91,881		$90,076
Total managed yield ratio, annualized (1)	35.2%		35.4%		37.5%		37.3%		37.6%		36.3%		36.1%		36.9%
Combined principal net charge-off ratio, annualized (2)	0.8%		0.4%		0.9%		0.4%		-0.4%		1.3%		1.7%		1.3%
Recovery ratio, annualized (3)	0.8%		1.2%		0.9%		0.9%		1.3%		1.3%		1.3%		1.3%

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

Delinquencies. Current delinquency levels are consistent with our expectations for levels in the near term with some improvement noted in the first quarter of 2021 and in 2020 periods due to stronger than anticipated customer payment behavior. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers. As discussed elsewhere in this Report, 2020 and 2021 delinquency rates benefitted from government stimulus programs that resulted in customer payments in excess of historical experience. We are not concerned with modest fluctuations in delinquency rates and do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.

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

Interest expense ratio, annualized. Represents an annualized fraction, the numerator of which is the annualized interest expense associated with the CaaS segment (See Note 3, "Segment Reporting" to our consolidated financial statements) as the numerator and the denominator of which is average managed receivables.

Net interest margin ratio, annualized. Represents an annualized fraction, using the Total managed yield ratio, annualized less the Combined principal net charge-off ratio, annualized less the Interest expense ratio, annualized.

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

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of June 30, 2022 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring July 15, 2023) that is secured by certain receivables and restricted cash	$5.5
Revolving credit facility (expiring April 21, 2023) that is secured by certain receivables and restricted cash	11.0
Revolving credit facility (expiring October 30, 2023) that is secured by certain receivables and restricted cash	28.1
Total	$44.6

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

In June 2021, we provided notice of redemption of all convertible senior notes. Upon the redemption notice, holders were allowed to convert the convertible senior notes in lieu of the redemption consideration. At the expiration of the conversion option, holders with $11.8 million in principal amount of the convertible senior notes had elected to convert. Upon final determination of the conversion consideration amount, we delivered to holders of the converting notes, cash of $1,000 per $1,000 aggregate principal amount of notes and $12.1 million of cash in respect of the remainder of the conversion obligation. The redemption resulted in a loss of approximately $15.3 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the redemption). Upon redemption, the notes were retired.

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

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by mid-2023. Currently, LIBOR is used as a reference rate for certain of our financial instruments. In any event, the majority of our revolving credit facilities mature prior to the expected phase out of LIBOR. Recently, we replaced LIBOR with Secured Overnight Financing Rate ("SOFR") for one of our facilities. We will work with our lenders to use suitable alternative reference rates for our financial instruments. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not expect the impact to be material to the Company.

At June 30, 2022, we had $316.3 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management has been a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended June 30, 2022 and 2021 are as follows:

•

During the six months ended June 30, 2022, we generated $152.6 million of cash flows from operations compared to our generating $124.5 million of cash flows from operations during the six months ended June 30, 2021. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables. Offsetting these collections were increased year-over-year payments made to pay federal and state taxes. Collections on receivables have generally benefited from increased consumer payments as a result of government stimulus payments. As the impact of these stimulus payments declines, we expect consumer payments to return to historical levels.

•

During the six months ended June 30, 2022, we used $354.1 million of cash in our investing activities, compared to use of $159.8 million of cash in investing activities during the six months ended June 30, 2021. This increase in cash used is primarily due to significant increases in the level of net investments in the private label credit and general purpose credit card receivables relative to the same period in 2021. While we continue to see increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the six months ended June 30, 2022, we generated $61.2 million of cash in financing activities, compared to our generating $110.1 million of cash in financing activities during the six months ended June 30, 2021. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Additionally, we purchased and retired $78.1 million of our common stock pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

Measurements for Loans, Interest and Fees Receivable at Fair Value and Notes Payable Associated with Structured Financings at Fair Value

Our valuation of loans, interest and fees receivable, at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates. Similarly, our valuation of notes payable associated with structured financings, at fair value is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities. We estimate the present value of these future cash flows using internally-developed estimates of assumptions third-party market participants would use in determining fair value, including: estimates of gross yield, payment rates, expected credit loss rates, servicing costs, and discount rates.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 3,100 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $17,299 and $16,960 for 2021 and 2020, respectively. The aggregate amount of payments required under the sublease from January 1, 2022 to the expiration of the sublease in May 2023 is $0.1 million.

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the six months ended June 30, 2022 and 2021, we received $197,623 and $191,788, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares (aggregate initial liquidation preference of $40.0 million) of its Series A Preferred Stock in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, non-compounding) and are payable in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of the holders of a majority of the shares of the Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts.

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; the developing metaverse; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

Interest Rate Sensitivity and Market Risk

In the ordinary course of business, we are exposed to various risks, particularly related to our private label credit and general purpose credit cards as well as our Auto Finance segment.  These risks primarily relate to interest rate risk, credit risk, market return risk, payment risk and counterparty risk, each of which is described below.

Interest Rate Risk

Interest rate risk reflects the risk that, as interest rates rise on secured debt, we are unable to reprice the underlying assets that serve as collateral for that debt.  Certain of our financing facilities are priced at spreads over floating interest rates (such as LIBOR, SOFR, the prime rate or commercial paper rates) and, as such, increases in those rates could have a negative impact on our results of operations. We mitigate this risk by minimizing the amount of debt subject to interest rate fluctuations with the significant majority of our debt facilities bearing fixed interest rates.  To the extent interest rates on our non-fixed interest rate facilities increase, our margin (between a floating cost of funds and a fixed rate interest income stream on the underlying collateral) may become compressed to the extent we are unable to reprice those assets.

All of our Auto Finance segment’s loans receivable are fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over a floating rate benchmark. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. We believe we are able to effectively mitigate this risk due to the short term nature of many of our receivables and the ability to adjust pricing on new receivable purchases.

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

		Impact on Pre-Tax earnings if Interest Rates:
	As of June 30, 2022	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$116.0	$(5.4)	$3.1

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of June 30, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months.  The sensitivity does not factor in other associative impacts that could occur in such a scenario.  This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross.  Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	As of June 30, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,616.9	$1,480.3	$1,728.2
Loans, interest and fees receivable, net	$86.2	$86.0	$86.3
Income (loss) before income taxes		$(136.8)	$111.4

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of June 30, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%.  The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross.  Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	As of June 30, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,616.9	$1,574.4	$1,631.9
Income (loss) before income taxes		$(42.5)	$15.0

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of June 30, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months.  The sensitivity does not factor in other associative impacts that could occur in such a scenario.  This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value.  Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	As of June 30, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,616.9	$1,605.5	$1,600.8
Income (loss) before income taxes		$(11.4)	$(16.1)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of June 30, 2022, we had total borrowings associated with our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross of $1.4 billion. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 9 “Notes Payable” to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. Initially, the global impact of the outbreak led to many federal, state and local governments instituting quarantines and restrictions on travel. More recently, there have been disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past year. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown or recession. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance and financial results. For additional information, see "—Other Risks to Our Business—COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital".

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $1,908.9 million at June 30, 2022 from $1,243.9 million at June 30, 2021. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

The bank that we support in connection with its extension of loans and one of our subsidiaries currently are involved in a dispute with the Maryland Commissioner of Financial Regulation with respect to the extent to which federal preemption preempts state regulation of bank activities related to the lending process, such as lender licensing requirements and aspects of those licensing requirements that purport to limit the rate of interest that can be charged. The Commissioner issued a "charge letter" making various assertions regarding the applicability of the licensing requirements and interest rate limitations, with the case to be heard in the Maryland Office of Administrative Hearings.  The bank and our subsidiary removed the resulting administrative proceeding to federal court.  The federal court remanded the case back to the Maryland Office of Administrative Hearings, where the case is currently pending.  The ultimate remedy sought by the Commissioner is the invalidation of loans to Maryland residents. We believe that preemption should apply and that the licensing requirements should not apply to the bank in its making loans in Maryland, but the ultimate outcome could be unfavorable. In light of the amount of loans involved, we do not believe that an adverse outcome would be material, but it could result in further erosion of federal preemption and our ability to operate as we currently do in Maryland and other states.

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

The Federal Reserve has raised, and has indicated that it expects to continue to raise, interest rates to combat inflation. Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreased recoveries, all of which could have an adverse effect on our business.

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

In addition, in November, 2020, California voters approved the California Privacy Rights Act of 2020 (the “CPRA”) ballot initiative, which will become effective on January 1, 2023. The CPRA established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA. We anticipate that the CPRA and certain regulations promulgated by the California Privacy Protection Agency will apply to our business and we will work to ensure compliance with such laws and regulations by their effective dates.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30	—	$—	—	4,970,448
May 1 - May 31	158,736	$35.42	158,122	4,812,326
June 1 - June 30	196,300	$36.88	196,300	4,616,026
Total	355,036	$36.22	354,422	4,616,026

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 614 such shares returned to us during the three months ended June 30, 2022.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

We will continue to evaluate our common stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our common stock represents an appropriate return of capital, we will repurchase shares of our common stock.

We did not repurchase any shares of Series B Preferred Stock during the three months ended June 30, 2022.

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

Atlanticus Holdings Corporation

August 9, 2022	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)