Form 10-Q
period 2022-09-30
Atlanticus Holdings Corp
filed 2022-11-08
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, 14,445,295 shares of common stock, no par value, of Atlanticus were outstanding.

i

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2022	2021

Assets
Unrestricted cash and cash equivalents (including $186.6 million and $209.5 million associated with variable interest entities at September 30, 2022 and December 31, 2021, respectively)	$352,908	$409,660
Restricted cash and cash equivalents (including $15.8 million and $75.9 million associated with variable interest entities at September 30, 2022 and December 31, 2021, respectively)	33,783	96,968
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $1,618.2 million and $925.5 million associated with variable interest entities at September 30, 2022 and December 31, 2021, respectively)	1,728,091	1,026,424
Loans, interest and fees receivable, gross (including $369.6 million associated with variable interest entities at December 31, 2021)	107,410	470,293
Allowances for uncollectible loans, interest and fees receivable (including $55.1 million associated with variable interest entities at December 31, 2021)	(1,766)	(57,201)
Deferred revenue (including $8.2 million associated with variable interest entities at December 31, 2021)	(16,560)	(29,281)
Net loans, interest and fees receivable	1,817,175	1,410,235
Property at cost, net of depreciation	7,004	7,335
Operating lease right-of-use assets	12,047	4,016
Prepaid expenses and other assets	29,414	15,649
Total assets	$2,252,331	$1,943,863
Liabilities
Accounts payable and accrued expenses	$43,490	$42,287
Operating lease liabilities	19,959	4,842
Notes payable, net (including $1,473.0 million and $1,223.4 million associated with variable interest entities at September 30, 2022 and December 31, 2021, respectively)	1,544,108	1,278,864
Senior notes, net	144,027	142,951
Income tax liability	54,603	47,770
Total liabilities	1,806,187	1,516,714

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at September 30, 2022 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2021 (Note 5) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 5)	99,875	99,650

Shareholders' Equity
Series B preferred stock, no par value, 3,193,262 shares issued and outstanding at September 30, 2022 (liquidation preference - $79.8 million); 3,188,533 shares issued and outstanding at December 31, 2021 (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,445,295 and 14,804,408 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Paid-in capital	127,025	227,763
Retained earnings	180,424	60,236
Total shareholders’ equity	307,449	287,999
Noncontrolling interests	(1,180)	(500)
Total equity	306,269	287,499
Total liabilities, preferred stock and equity	$2,252,331	$1,943,863

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Consumer loans, including past due fees	$218,016	$141,177	$574,369	$366,127
Fees and related income on earning assets	48,518	54,085	169,055	140,658
Other revenue	11,340	8,655	34,016	20,546
Total operating revenue, net	277,874	203,917	777,440	527,331
Other non-operating revenue	80	32	380	3,458
Total revenue	277,954	203,949	777,820	530,789

Interest expense	(21,514)	(12,370)	(57,849)	(38,458)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(381)	(9,238)	(710)	(24,469)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(163,624)	(58,727)	(414,863)	(144,981)
Net margin	92,435	123,614	304,398	322,881

Operating expense:
Salaries and benefits	10,363	8,455	31,888	24,577
Card and loan servicing	24,775	19,239	71,447	54,838
Marketing and solicitation	11,053	16,462	51,857	40,441
Depreciation	488	268	1,630	900
Other	6,440	5,128	28,086	16,068
Total operating expense	53,119	49,552	184,908	136,824
Loss on repurchase and redemption of convertible senior notes	—	16,184	—	29,439
Income before income taxes	39,316	57,878	119,490	156,618
Income tax expense	(6,946)	(10,781)	(8,568)	(28,668)
Net income	32,370	47,097	110,922	127,950
Net loss (income) attributable to noncontrolling interests	201	(123)	684	(25)
Net income attributable to controlling interests	32,571	46,974	111,606	127,925
Preferred dividends and discount accretion	(6,296)	(6,629)	(18,759)	(16,054)
Net income attributable to common shareholders	$26,275	$40,345	$92,847	$111,871
Net income attributable to common shareholders per common share—basic	$1.81	$2.67	$6.32	$7.41
Net income attributable to common shareholders per common share—diluted	$1.41	$1.96	$4.85	$5.43

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and September 30, 2021

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000
Cumulative effects from adoption of the CECL standard	—	—	—	—	—	8,582	—	8,582	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,131)	—	—	(6,131)	—	—
Stock option exercises and proceeds related thereto	—	—	1,000,534	—	2,788	—	—	2,788	—	—
Compensatory stock issuances, net of forfeitures	—	—	113,165	—	—	—	—	—	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Deferred stock-based compensation costs	—	—	—	—	1,111	—	—	1,111	—	—
Redemption and retirement of shares	—	—	(1,005,212)	—	(65,214)	—	—	(65,214)	—	—
Net income	—	—	—	—	—	45,010	(255)	44,755	—	—
Balance at March 31, 2022	3,188,533	$—	14,912,895	$—	$160,242	$113,828	$(751)	$273,319	$99,725	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,182)	—	—	(6,182)	—	—
Stock option exercises and proceeds related thereto	—	—	3,402	—	33	—	—	33	—	—
Compensatory stock issuances, net of forfeitures	—	—	(183)	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	—	—	1,186	—	—	1,186	—	—
Redemption and retirement of shares	—	—	(355,036)	—	(12,861)	—	—	(12,861)	—	—
Net income	—	—	—	—	—	34,025	(228)	33,797	—	—
Balance at June 30, 2022	3,188,533	$—	14,561,078	$—	$142,343	$147,853	$(979)	$289,217	$99,800	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Discount associated with repurchase of preferred stock	—	—	—	—	18	—	—	18	—	—
Preferred dividends	—	—	—	—	(6,239)	—	—	(6,239)	—	—
Stock option exercises and proceeds related thereto	—	—	200,468	—	808	—	—	808	—	—
Compensatory stock issuances, net of forfeitures	—	—	(2,358)	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	8,229	—	—	—	191	—	—	191	—	—
Deferred stock-based compensation costs	—	—	—	—	930	—	—	930	—	—
Redemption and retirement of shares	(3,500)	—	(313,893)	—	(10,951)	—	—	(10,951)	—	—
Net income	—	—	—	—	—	32,571	(201)	32,370	—	—
Balance at September 30, 2022	3,193,262	$—	14,445,295	$—	$127,025	$180,424	$(1,180)	$306,269	$99,875	$40,000

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2020	—	$—	16,115,353	$—	$194,950	$(117,666)	$(774)	$76,510	$99,350	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,612)	—	—	(4,612)	—	—
Stock option exercises and proceeds related thereto	—	—	494,900	—	1,696	—	—	1,696	—	—
Compensatory stock issuances, net of forfeitures	—	—	39,942	—	—	—	—	—	—	—
Deferred stock-based compensation costs	—	—	—	—	545	—	—	545	—	—
Redemption and retirement of shares	—	—	(9,928)	—	(297)	—	—	(297)	—	—
Net income	—	—	—	—	—	44,075	(48)	44,027	—	—
Balance at March 31, 2021	—	$—	16,640,267	$—	$192,207	$(73,591)	$(822)	$117,794	$99,425	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(4,663)	—	—	(4,663)	—	—
Stock option exercises and proceeds related thereto	—	—	833	—	1	—	—	1	—	—
Compensatory stock issuances, net of forfeitures	—	—	5,808	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	2,800,000	—	—	—	66,148	—	—	66,148	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	4	4	—	—
Deferred stock-based compensation costs	—	—	—	—	687	—	—	687	—	—
Redemption and retirement of shares	—	—	(8,747)	—	(304)	—	—	(304)	—	—
Net income	—	—	—	—	—	36,876	(50)	36,826	—	—
Balance at June 30, 2021	2,800,000	$—	16,638,161	$—	$254,001	$(36,715)	$(868)	$216,418	$99,500	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(75)	—	—	(75)	75	—
Preferred dividends	—	—	—	—	(6,554)	—	—	(6,554)	—	—
Stock option exercises and proceeds related thereto	—	—	10,266	—	45	—	—	45	—	—
Compensatory stock issuances, net of forfeitures	—	—	14,500	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	388,533	—	—	—	9,122	—	—	9,122	—	—
Deferred stock-based compensation costs	—	—	—	—	1,092	—	—	1,092	—	—
Redemption and retirement of shares	—	—	(109,312)	—	(5,193)	—	—	(5,193)	—	—
Net income	—	—	—	—	—	46,974	123	47,097	—	—
Balance at September 30, 2021	388,533	$—	16,553,615	$—	$252,438	$10,259	$(745)	$261,952	$99,575	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$110,922	$127,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	4,094	448
Provision for losses on loans, interest and fees receivable	710	24,469
Interest expense from accretion of discount on notes	—	453
Income from accretion of merchant fees and discount associated with receivables purchases	(109,312)	(130,166)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	414,863	144,981
Amortization of deferred loan costs	3,646	3,761
Income from equity-method investments	—	(16)
Loss on repurchase and redemption of convertible senior notes	—	29,439
Deferred stock-based compensation costs	3,227	2,324
Lease liability payments	(3,845)	(7,837)
Gain on sale of property	—	(599)
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(182,379)	(70,980)
Increase in income tax liability	4,326	12,085
Increase in accounts payable and accrued expenses	3,011	2,127
Other	(3,623)	957
Net cash provided by operating activities	245,640	139,396

Investing activities
Investments in equity-method investee	—	(398)
Proceeds from equity-method investee	—	560
Proceeds from recoveries on charged off receivables	21,490	9,110
Investments in earning assets	(1,946,759)	(1,432,768)
Proceeds from earning assets	1,402,124	1,128,653
Sale of property	—	1,100
Purchases and development of property, net of disposals	(1,299)	(144)
Net cash used in investing activities	(524,444)	(293,887)

Financing activities
Noncontrolling interests contributions	4	4
Proceeds from issuance of Series B preferred stock, net of issuance costs	191	75,270
Preferred dividends	(18,559)	(15,582)
Proceeds from exercise of stock options	3,629	1,742
Purchase and retirement of outstanding stock	(89,008)	(5,794)
Proceeds from borrowings	481,236	507,227
Repayment of borrowings	(218,565)	(452,554)
Net cash provided by financing activities	158,928	110,313
Effect of exchange rate changes on cash	(61)	(9)
Net decrease in cash and cash equivalents and restricted cash	(119,937)	(44,187)
Cash and cash equivalents and restricted cash at beginning of period	506,628	258,961
Cash and cash equivalents and restricted cash at end of period	$386,691	$214,774
Supplemental cash flow information
Cash paid for interest	$53,463	$35,203
Net cash income tax payments	$4,242	$16,584
(Decrease) increase in accrued and unpaid preferred dividends	$(7)	$247

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022 and 2021

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

Within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $27 billion in consumer loans over our 26-year operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

We also report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material.

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

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). The COVID-19 pandemic has negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of businesses and individuals has declined. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia’s invasion of Ukraine could significantly affect the economic outlook. The duration and severity of the effects of COVID-19 on our financial condition, results of operations and liquidity remain highly uncertain. Likewise, we do not know the duration and severity of the impact of COVID-19 on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. We continue to monitor the ongoing pandemic, have modified certain business practices, transitioned to a distributed work model and are offering consumers greater payment flexibility. These and similar practices have also been adopted by certain of our third party service partners.

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

Further details concerning our loans, interest and fees receivable held at fair value are presented within Note 7, “Fair Values of Assets and Liabilities.”

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with our Auto Finance segment’s operations. Prior to January 1, 2022 this category of receivable also included a portion (those which were not part of our Fair Value Receivables) of our private label credit and general purpose credit card receivables within our CaaS segment. Our CaaS segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $56.3 million, $165.6 million, $47.8 million and $146.1 million for the three and nine months ended September 30, 2022 and 2021, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

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

Certain of our loans, interest and fees receivable (including those receivables associated with our private label credit and general purpose credit card receivables prior to their adoption of fair value accounting) also contain components of deferred revenue including merchant fees on the purchases of receivables for our private label credit receivables, loan discounts on the purchase of our auto finance receivables and annual fee billings for our general purpose credit card receivables. Our private label credit, general purpose credit card and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees, annual fees and loan discounts. As of September 30, 2022 and December 31, 2021, the weighted average remaining accretion period for the $16.6 million and $29.3 million of deferred revenue reflected in the consolidated balance sheets was 27 months and 15 months, respectively. Included within deferred revenue, are discounts on purchased auto loans of $16.6 million as of September 30, 2022 and merchant fees and discounts of $20.4 million as of December 31, 2021.

As a result of the COVID-19 pandemic and subsequent declaration of a national emergency in March 2020 under the National Emergencies Act and the associated government policy responses and corresponding inflation, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through September 30, 2022 we continued to actively work with consumers that indicated hardship as a result of COVID-19 and inflation pressure; however, the number of impacted consumers is a small part of our overall receivable base. In order to establish appropriate reserves for this population, we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

Our CaaS segment consists of two classes of receivable: credit cards and other unsecured lending products. A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Three Months Ended September 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$—	$(1.6)	$—	$(1.6)
Provision for loan losses	—	(0.4)	—	(0.4)
Charge-offs	—	0.6	—	0.6
Recoveries	—	(0.4)	—	(0.4)
Balance at end of period	$—	$(1.8)	$—	$(1.8)

For the Nine Months Ended September 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)
Cumulative effects from adoption of fair value under the CECL standard	43.4	—	12.4	55.8
Cumulative effects from adoption of the CECL standard	—	(0.2)	—	(0.2)
Provision for loan losses	—	(0.7)	—	(0.7)
Charge-offs	—	1.4	—	1.4
Recoveries	—	(0.9)	—	(0.9)
Balance at end of period	$—	$(1.8)	$—	$(1.8)

As of September 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$—	$(1.8)	$—	$(1.8)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$—	$107.4	$—	$107.4
Loans, interest and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans, interest and fees receivable collectively evaluated for impairment	$—	$107.4	$—	$107.4

For the Three Months Ended September 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(68.0)	$(1.4)	$(25.8)	$(95.2)
Provision for loan losses	(9.5)	(0.1)	0.4	(9.2)
Charge-offs	20.1	0.3	7.0	27.4
Recoveries	(1.6)	(0.2)	(1.2)	(3.0)
Balance at end of period	$(59.0)	$(1.4)	$(19.6)	$(80.0)

For the Nine Months Ended September 30, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)
Provision for loan losses	(24.8)	—	0.3	(24.5)
Charge-offs	60.3	1.1	20.7	82.1
Recoveries	(6.3)	(0.8)	(5.5)	(12.6)
Balance at end of period	$(59.0)	$(1.4)	$(19.6)	$(80.0)

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(43.4)	$(1.3)	$(12.4)	$(57.1)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$—	$0.4
Loans, interest and fees receivable collectively evaluated for impairment	$259.5	$94.2	$116.2	$469.9

Delinquent loans, interest and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans, interest and fees receivable.

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third-parties. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value on our consolidated statements of income. For the three and nine months ended September 30, 2022, $0.4 million and $0.9 million, respectively, of our recoveries noted above related to collections from third-party collectors and $0.0 million related to sales of charged-off accounts to unrelated third-parties for both periods. For the three and nine months ended September 30, 2021, $1.8 million and $6.9 million, respectively, of our recoveries noted above related to collections from third-party collectors and $1.1 million and $5.7 million, respectively, related to sales of charged-off accounts to unrelated third-parties.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivable is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable as of September 30, 2022 and December 31, 2021 is as follows:

As of September 30, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$—	$7.2	$—	$7.2
60-89 days past due	—	2.6	—	2.6
90 or more days past due	—	1.8	—	1.8
Delinquent loans, interest and fees receivable, gross	—	11.6	—	11.6
Current loans, interest and fees receivable, gross	—	95.8	—	95.8
Total loans, interest and fees receivable, gross	$—	$107.4	$—	$107.4
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.1	$—	$1.1

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.3	$7.2	$3.3	$17.8
60-89 days past due	6.9	2.6	2.6	12.1
90 or more days past due	17.9	2.0	6.8	26.7
Delinquent loans, interest and fees receivable, gross	32.1	11.8	12.7	56.6
Current loans, interest and fees receivable, gross	227.4	82.8	103.5	413.7
Total loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

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

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged, as of  September 30, 2022 and  December 31, 2021:

	As of
	September 30, 2022		December 31, 2021
	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of TDRs	22,401	84,339	14,919	39,322
Number of TDRs that have been re-aged	1,342	3,572	812	2,035
Amount of TDRs on non-accrual status (in thousands)	$28,165	$58,723	$17,152	$25,154
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$2,584	$3,102	$1,205	$1,553
Carrying value of TDRs (in thousands)	$15,088	$23,233	$11,173	$15,502
TDRs - Performing (carrying value, in thousands)*	$11,536	$18,667	$8,797	$13,387
TDRs - Nonperforming (carrying value, in thousands)*	$3,552	$4,566	$2,376	$2,115

*“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 133,134 and 57,142 accounts in the amount of $138.4 million and $62.2 million during the twelve month periods ended September 30, 2022 and September 30, 2021, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	September 30, 2022		September 30, 2021
	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of accounts	5,738	20,656	2,502	5,624
Loan balance at time of charge off (in thousands)	$9,043	$16,490	$3,420	$4,489

Income Taxes

We experienced effective tax rates of 17.6% and 7.1%, respectively, for the three and nine months ended September 30, 2022, compared to 18.7% and 18.3%, respectively, for the three and nine months ended September 30, 2021.

Our effective tax rates for the three and nine months ended both September 30, 2021 and 2022 are below the statutory rate principally due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Also, certain state tax valuation allowance releases and benefits received under the Coronavirus Aid, Relief, and Economic Security (CARES) Act prior to the third quarter of 2021 contributed to our effective tax rate being lower than the statutory rate for the nine months ended September 30, 2021.

Partially offsetting the favorable rate effects discussed above in all 2021 and 2022 periods are (1) the adverse rate effects of state and foreign income tax expense and (2) executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three and nine months ended September 30, 2022, and 2021.

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

For the Three Months Ended September 30, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$6,194	$—	$6,194
Servicing income	879	215	1,094
Service charges and other customer related fees	4,030	22	4,052
Total revenue from contracts with customers	$11,103	$237	$11,340

(1) Interchange revenue is presented net of customer reward expense.

For the Nine Months Ended September 30, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$19,273	$—	$19,273
Servicing income	2,513	692	3,205
Service charges and other customer related fees	11,484	54	11,538
Total revenue from contracts with customers	$33,270	$746	$34,016

(1) Interchange revenue is presented net of customer reward expense.

For the Three Months Ended September 30, 2021	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$5,276	$—	$5,276
Servicing income	529	325	854
Service charges and other customer related fees	2,510	15	2,525
Total revenue from contracts with customers	$8,315	$340	$8,655

(1) Interchange revenue is presented net of customer reward expense.

For the Nine Months Ended September 30, 2021	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$12,167	$—	$12,167
Servicing income	1,266	949	2,215
Service charges and other customer related fees	6,119	45	6,164
Total revenue from contracts with customers	$19,552	$994	$20,546

(1) Interchange revenue is presented net of customer reward expense.

Loss on repurchase and redemption of convertible senior notes

In periods where we repurchased or redeemed 5.875% convertible senior notes (“convertible senior notes”), we recorded any discount or premium paid for the repurchase or redemption (including accrued interest) relative to the amortized book value of the notes. In the three and nine months ended September 30, 2021, we repurchased or redeemed $12.7 million and $33.8 million, respectively, in face amount of our convertible senior notes for $25.4 million and $54.3 million in cash (including accrued interest). The repurchase and redemption resulted in an aggregate loss of approximately $16.2 million and $29.4 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase), respectively. Upon acquisition, the notes were retired.

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

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty.  This guidance requires an entity to determine whether a modification results in a new loan or a continuation of an existing loan.  Additionally, the ASU requires disclosure of current period gross writeoffs by year of origination for financing receivables.  The ASU is effective for the Company for fiscal years beginning after December 15, 2022.  The Company does not believe the adoption of this ASU will have a material impact on its financial results or accompanying disclosures.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance.

As of both September 30, 2022 and December 31, 2021, we did not have a material amount of long-lived assets located outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Three Months Ended September 30, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$208,881	$9,135	$218,016
Fees and related income on earning assets	48,493	25	48,518
Other revenue	11,103	237	11,340
Other non-operating revenue	58	22	80
Total revenue	268,535	9,419	277,954
Interest expense	(20,898)	(616)	(21,514)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	—	(381)	(381)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(163,624)	—	(163,624)
Net margin	$84,013	$8,422	$92,435
Income before income taxes	$36,163	$3,153	$39,316
Income tax expense	$(6,055)	$(891)	$(6,946)

Nine Months Ended September 30, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$548,174	$26,195	$574,369
Fees and related income on earning assets	168,992	63	169,055
Other revenue	33,270	746	34,016
Other non-operating revenue	321	59	380
Total revenue	750,757	27,063	777,820
Interest expense	(56,613)	(1,236)	(57,849)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	—	(710)	(710)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(414,863)	—	(414,863)
Net margin	$279,281	$25,117	$304,398
Income (loss) before income taxes	$119,740	$(250)	$119,490
Income tax (expense) benefit	$(8,637)	$69	$(8,568)
Total assets	$2,158,183	$94,148	$2,252,331

Three Months Ended September 30, 2021	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$132,747	$8,430	$141,177
Fees and related income on earning assets	54,065	20	54,085
Other revenue	8,315	340	8,655
Other non-operating revenue	—	32	32
Total revenue	195,127	8,822	203,949
Interest expense	(12,109)	(261)	(12,370)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(9,192)	(46)	(9,238)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(58,727)	—	(58,727)
Net margin	$115,099	$8,515	$123,614
Income before income taxes	$55,134	$2,744	$57,878
Income tax expense	$(10,117)	$(664)	$(10,781)

Nine Months Ended September 30, 2021	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$341,113	$25,014	$366,127
Fees and related income on earning assets	140,603	55	140,658
Other revenue	19,552	994	20,546
Other non-operating revenue	3,404	54	3,458
Total revenue	504,672	26,117	530,789
Interest expense	(37,668)	(790)	(38,458)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(24,495)	26	(24,469)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(144,981)	—	(144,981)
Net margin	$297,528	$25,353	$322,881
Income before income taxes	$148,410	$8,208	$156,618
Income tax expense	$(26,670)	$(1,998)	$(28,668)
Total assets	$1,400,701	$82,243	$1,482,944

4.	Shareholders’ Equity and Preferred Stock

During the three and nine months ended September 30, 2022, we repurchased and contemporaneously retired 313,893 and 1,674,141 shares of our common stock at an aggregate cost of $10,863,000 and $88,938,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. During the three and nine months ended September 30, 2021, we repurchased and contemporaneously retired 109,312 and 127,987 shares of our common stock at an aggregate cost of $5,193,000 and $5,794,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) providing for the sale by the Company of up to an aggregate offering price of $100,000,000 of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the Company’s “at-the-market” offering program (the “ATM Program”). Sales pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Select Market. The sales agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notice.

During the third quarter of 2022, we sold 8,229 shares of our Series B Preferred Stock under our ATM Program for net proceeds of $0.2 million. During the three and nine months ended September 30, 2022, we repurchased and contemporaneously retired 3,500 shares of Series B Preferred Stock at an aggregate cost of $70,000. For further information regarding the ATM Program, see Note 14 “ATM Program.”

5.	Redeemable Preferred Stock

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. A holder of the Class B Preferred Units may, at its election, require the Company to redeem part or all of such holder’s Class B Preferred Units for cash on October 14, 2024. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 12, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

6.	Investment in Equity-Method Investee

Our former equity-method investment consisted of our 66.7% interest in a joint venture formed to purchase a credit card receivable portfolio. On September 30, 2021, we acquired the outstanding noncontrolling interest.

In the following table, we summarize (in thousands) results of operations data for our former equity-method investee:

	Three Months Ended September 30,	Nine months ended September 30,
	2021	2021
Net margin	$33	$94
Net income	$11	$23
Net income attributable to our equity investment investee	$8	$16

7.	Fair Values of Assets and Liabilities

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

Fair value differs from amortized cost accounting in the following ways:

•	Receivables and notes are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for loan loss calculation;
•	Certain fee billings (such as annual or merchant fees) and expenses of loans and notes are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	The net present value of cash flows associated with future fee billings on existing receivables are included in fair value.
•	Changes in the fair value of loans and notes impact recorded revenues; and
•	Net charge-offs are recognized as they occur rather than through the establishment of an allowance and provision for losses.

For all of our other receivables, we have not elected the fair value option. Nevertheless, pursuant to applicable requirements, we include disclosures of the fair value of these other receivables to the extent practicable within the disclosures below. Additionally, we have other liabilities, associated with consolidated legacy credit card securitization trusts, that we are required to carry at fair value in our consolidated financial statements, and they also are addressed within the disclosures below.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the  September 30, 2022 and  December 31, 2021 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of September 30, 2022 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$97,303	$89,084
Loans, interest and fees receivable, at fair value	$—	$—	$1,728,091	$1,728,091

Assets – As of December 31, 2021 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value	$—	$—	$402,380	$383,811
Loans, interest and fees receivable, at fair value	$—	$—	$1,026,424	$1,026,424

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2022 and 2021:

	Loans, Interest and Fees Receivables, at Fair Value
	2022	2021
Balance at January 1,	$1,026,424	$417,098
Cumulative effects from adoption of fair value under the CECL standard	314,985	—
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	(52,687)	(83,052)
Principal charge-offs, net of recoveries, included in earnings	(243,186)	(45,679)
Finance and fees, included in earnings	642,181	234,430
Finance charge-offs, included in earnings	(118,990)	(16,948)
Purchases	1,890,558	1,137,207
Settlements	(1,731,194)	(796,896)
Balance at September 30,	$1,728,091	$846,160

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of September 30, 2022 and December 31, 2021.  As discussed above, our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest.  This market degradation is included in the below quantitative information:

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at September 30, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,728,091	Discounted cash flows	Gross yield, net of finance charge charge-offs	25.4% to 37.7% (32.9%)
			Payment rate	5.3% to 12.4% (11.0%)
			Expected principal credit loss rate	6.1% to 32.5% (32.3%)
			Servicing rate	3.4% to 7.1% (3.8%)
			Discount rate	9.9% to 10.5% (10.3%)

Quantitative Information about Level 3 Fair Value Measurements

Fair Value Measurement	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,026,424	Discounted cash flows	Gross yield, net of finance charge charge-offs	27.8% to 46.9% (40.9%)
			Payment rate	5.4% to 12.9% (10.6%)
			Expected principal credit loss rate	7.8% to 26.4% (23.5%)
			Servicing rate	3.4% to 5.7% (4.6%)
			Discount rate	12.3% to 13.5% (12.9%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the September 30, 2022 and December 31, 2021 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,520,875	$1,520,875
Amortizing debt facilities	$—	$—	$23,233	$23,233
Senior notes, net	$131,460	$—	$—	$144,027

Liabilities – As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,255,518	$1,255,518
Amortizing debt facilities	$—	$—	$23,346	$23,346
Senior notes, net	$153,000	$—	$—	$142,951

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the nine months ended September 30, 2021 (no amounts were outstanding as of September 30, 2022):

Notes Payable Associated with Structured Financings, at Fair Value
2021
Balance at January 1,	$2,919
Net revaluations of notes payable associated with structured financings, at fair value, included in earnings	(698)
Balance at September 30,	$2,221

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

Other Relevant Data

Other relevant data (in thousands) as of September 30, 2022 and  December 31, 2021 concerning certain assets and liabilities we carry at fair value are as follows:

As of September 30, 2022	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$870	$2,049,484
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$840	$1,852,196
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$878	$1,727,213
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$7	$6,431
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$7	$132,877

As of December 31, 2021	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$1,249	$1,234,039
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$1,204	$1,131,895
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$1,215	$1,025,209
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$8	$4,640
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$13	$59,656

8.	Variable Interest Entities

The Company contributes certain receivables to VIEs. These entities are sometimes established to facilitate third party financing. When assets are contributed to a VIE, they serve as collateral for the debt securities issued by that VIE. The evaluation of whether the entity qualifies as a VIE is based upon the sufficiency of the equity at risk in the legal entity. This evaluation is generally a function of the level of excess collateral in the legal entity. We consolidate VIEs when we hold a variable interest and are the primary beneficiary. We are the primary beneficiary when we have the power to direct activities that most significantly affect the economic performance and have the obligation to absorb the majority of the losses or benefits. In all of our VIEs, we continue to service the receivables (in accordance with defined servicing procedures), and as such, have the ability to significantly impact the economic performance of those VIEs. In certain circumstances we guarantee the performance of the underlying debt or agree to contribute additional collateral when necessary. When collateral is pledged, it is not available for the general use of the Company and can only be used to satisfy the related debt obligation. The results of operations and financial position of consolidated VIEs are included in our consolidated financial statements.

The following table presents a summary of VIEs in which we had continuing involvement or held a variable interest (in millions):

	As of
	September 30, 2022	December 31, 2021
Unrestricted cash and cash equivalents	$186.6	$209.5
Restricted cash and cash equivalents	15.8	75.9
Loans, interest and fees receivable, at fair value	1,618.2	925.5
Loans, interest and fees receivable, gross	—	369.6
Allowances for uncollectible loans, interest and fees receivable	—	(55.1)
Deferred revenue	—	(8.2)
Total Assets held by VIEs	$1,820.6	$1,517.2
Notes Payable, net held by VIEs	$1,473.0	$1,223.4
Maximum exposure to loss due to involvement with VIEs	$1,614.4	$1,289.1

9.	Leases

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost, gross	$672	$1,740	$3,769	$5,187
Sublease income	(33)	(1,292)	(2,142)	(3,876)
Net Operating lease cost	$639	$448	$1,627	$1,311
Cash paid under operating leases, gross	$210	$2,635	$3,845	$7,837

Weighted average remaining lease term - months	136
Weighted average discount rate	6.5%

As of September 30, 2022, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2022 (excluding the nine months ended September 30, 2022)	$184	$(24)	$160
2023	1,622	(39)	1,583
2024	2,777	—	2,777
2025	2,629	—	2,629
2026	2,489	—	2,489
Thereafter	19,805	—	19,805
Total lease payments	29,506	(63)	29,443
Less imputed interest	(9,547)
Total	$19,959

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

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of September 30, 2022, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

10.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of September 30, 2022 and  December 31, 2021 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	September 30, 2022	December 31, 2021

Revolving credit facilities at a weighted average interest rate equal to 4.9% as of September 30, 2022 (4.3% as of December 31, 2021) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,728.1 million as of September 30, 2022 ($1,391.6 million as of December 31, 2021)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2024) (1) (2) (3)	$47.8	$32.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2023) (2) (3) (4) (5)	—	48.7
Revolving credit facility, not to exceed $20.0 million (expiring July 15, 2023) (2) (3) (4) (5)	14.9	5.7
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2024) (2) (3) (4) (5) (6)	30.0	—
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	200.0	200.0
Revolving credit facility, not to exceed $25.0 million (expiring April 21, 2023) (2) (3) (4) (5)	7.6	19.2
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $25.0 million (expiring June 16, 2025) (3) (4) (5)	25.0	10.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring March 15, 2025) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $250.0 million (expiring May 15, 2030) (3) (4) (5) (6)	150.0	—
Revolving credit facility, not to exceed $100.0 million (expiring August 5, 2024) (3) (4) (5) (6)	10.0	—
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2028) (3) (4) (5) (6)	100.0	—
Other facilities
Other debt	5.8	5.9
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,558.5	1,289.0
Unamortized debt issuance costs and discounts	(14.4)	(10.1)
Total notes payable outstanding, net	$1,544.1	$1,278.9

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs. See Note 8, "Variable Interest Entities" for more information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of September 30, 2022, the LIBOR rate was 3.14% and the prime rate was 6.25%.

In  October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $0.0 million was drawn as of September 30, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.0%. The facility matures on October 30, 2023 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $47.8 million was drawn as of September 30, 2022). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of September 30, 2022, the facility's borrowing limit was $55.0 million and the facility matures on  November 1, 2024. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above.

In 2018, we (through a wholly owned subsidiary) entered into a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $30.0 million was outstanding as of September 30, 2022) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the Secured Overnight Financing Rate ("SOFR") plus 3.1%. The facility matures on March 15, 2024, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of September 30, 2022, the aggregate borrowing limit was $100.0 million.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $7.6 million was drawn as of September 30, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 3.5%. The facility matures on April 21, 2023 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $14.9 million was drawn as of September 30, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the prime rate. The note is guaranteed by Atlanticus.

In August 2019, we issued a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024.

In November 2019, we sold $200.0 million of ABS secured by certain credit card receivables (expiring May 15, 2024). A portion of the proceeds from the sale was used to pay down our existing facilities associated with our credit card receivables and the remaining proceeds were used to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.91%.

In July 2020, we sold $100.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale were used to pay down some of our existing revolving facilities associated with our private label credit receivables, and the remaining proceeds were used to fund the acquisition of receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 5.47%.

In  October 2020, we sold $250.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale was used to pay down our existing term ABS associated with our private label credit receivables, noted above, and the remaining proceeds were used to fund the acquisition of receivables. The terms of the ABS allow for a 41-month revolving structure with an 18-month amortization period, and the securities mature between August 2025 and October 2025. The weighted average interest rate on the securities is fixed at 4.1%.

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million borrowing limit (of which $25.0 million was drawn as of September 30, 2022) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the prime rate or 4%. The facility matures on June 16, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In June 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we entered a term facility with a $75.0 million limit (of which $0 was drawn as of September 30, 2022) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in March 2025.

In November 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we entered a $250.0 million ABS agreement (of which $150.0 million was outstanding as of September 30, 2022) secured by certain credit card receivables (expiring May 15, 2030). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we entered a  $100.0 million ABS agreement secured by certain credit card receivables (of which $10.0 million was outstanding as of September 30, 2022) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term Secured Overnight Financing Rate ("Term SOFR") plus 1.8%. The facility matures on August 5, 2024.

In September 2022, we sold $100.0 million of ABS secured by certain private label credit receivables. A portion of the proceeds from the sale was used to pay down other revolving facilities associated with our private label credit receivables, noted above, and the remaining proceeds have been invested in the acquisition of receivables. The terms of the ABS allow for a 3-year revolving structure with an 18-month amortization period. The weighted average interest rate on the securities is fixed at 7.3%.

As of September 30, 2022, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the three and nine months ended September 30, 2022 totaled $0.4 million and $1.1 million, respectively.

11.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.2 billion at September 30, 2022. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of September 30, 2022, CAR had unfunded outstanding floor-plan financing commitments totaling $12.2 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $17.9 million remains pledged as of September 30, 2022 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of September 30, 2022, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our lending partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $69.8 million as of September 30, 2022. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 9, “Leases”.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to controlling interests	$32,571	$46,974	$111,606	$127,925
Preferred stock and preferred unit dividends and accretion	(6,296)	(6,629)	(18,759)	(16,054)
Net income attributable to common shareholders—basic	26,275	40,345	92,847	111,871
Effect of dilutive preferred stock dividends and accretion	605	605	1,795	1,795
Net income attributable to common shareholders—diluted	$26,880	$40,950	$94,642	$113,666
Denominator:
Basic (including unvested share-based payment awards) (1)	14,500	15,118	14,688	15,104
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,530	5,732	4,835	5,832
Diluted (including unvested share-based payment awards) (1)	19,030	20,850	19,523	20,936
Net income attributable to common shareholders per share—basic	$1.81	$2.67	$6.32	$7.41
Net income attributable to common shareholders per share—diluted	$1.41	$1.96	$4.85	$5.43

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 146,617 and 133,702 for the three and nine months ended September 30, 2022, respectively, compared to 278,425 and 376,301 for the three and nine months ended September 30, 2021, respectively.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares and 0.0 shares from our net income attributable to controlling interests per share of common stock calculations for the three and nine months ended September 30, 2022, respectively, and we excluded stock options to purchase 0.0 shares and 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the three and nine months ended September 30, 2021, respectively.

For the three months and nine months ended September 30, 2022 and 2021, we included 4.0 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

For the three and nine months ended September 30, 2021, we included 0.0 and 0.1 million shares, respectively, of common stock in the diluted net income attributable to controlling interests per share of common stock calculations associated with our convertible senior notes.

13.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of September 30, 2022, 51,727 shares remained available for issuance under the ESPP and 2,086,208 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the three months and nine months ended September 30, 2022 and 2021.

Restricted Stock and Restricted Stock Units

During the nine months ended September 30, 2022 and 2021, we granted 103,957 and 53,584 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $4.9 million and $1.7 million, respectively. We incurred expenses of $1.9 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of September 30, 2022, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $3.9 million with a weighted-average remaining amortization period of 2.9 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $0.3 million, $1.3 million, $0.7 million and $1.4 million related to stock option-related compensation costs during the three and nine months ended September 30, 2022 and 2021, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,017,969	$6.74
Issued	—	$—
Exercised	(1,204,404)	$3.01
Expired/Forfeited	(4,332)	$15.30
Outstanding at September 30, 2022	809,233	$12.25	1.8	$12,801,797
Exercisable at September 30, 2022	639,745	$8.37	1.4	$11,924,577

Options issued during the three and nine months ended September 30, 2021 had an aggregate grant-date fair value of $2.1 million and $3.2 million, respectively. No options were issued during the three months and nine months ended September 30, 2022. We had $1.1 million and $2.4 million of unamortized deferred compensation costs associated with non-vested stock options as of September 30, 2022 and December 31, 2021, respectively, with a weighted average remaining amortization period of 1.2 years as of September 30, 2022. Upon exercise of outstanding options, the Company issues new shares.

14.	ATM Program

During the third quarter of 2022, we sold 8,229 shares of our Series B Preferred Stock under the ATM Program. We received $0.2 million in net proceeds from sales under the ATM Program. For further information regarding the ATM Program, see Note 4, “Shareholders’ Equity and Preferred Stock.”

15.	Subsequent Events

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

We have evaluated subsequent events occurring after September 30, 2022, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements.

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

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $27 billion in consumer loans over our 26-year operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by AI and machine learning, enabling lenders to make fast, sound decision-making when it matters most.

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

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our CaaS segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement.  The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars.  We believe on a diluted basis that we will own over 10% of the company.  The case against Apple, Inc. is expected to go to trial in 2023.  Apple has vigorously contested the claims, and we expect it to continue doing so.

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

Subject to possible disruptions caused by inflation, rising interest rates, COVID-19 and supply chain interruptions, we believe that our private label credit and general purpose credit card receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of September 30, 2022, our CAR operations served more than 610 dealers in 32 states and two U.S. territories. The core operations continue to perform well, absent the recent settlement of outstanding litigation (achieving consistent profitability and generating positive cash flows and growth).

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

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic.  The COVID-19 pandemic has negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of businesses and individuals has declined. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the global economy. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions related to Russia’s invasion of Ukraine has negatively affected the economic outlook.

As of the date of filing this Quarterly Report on Form 10-Q, the duration and severity of the effects of the COVID-19 pandemic and resulting government stimulus programs remain unknown. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. At the onset of the COVID-19 pandemic, Atlanticus instituted a company-wide distributed work program to promote the safety of all employees and their families. Once the severity of the pandemic declined, Atlanticus transitioned to a distributed work model. Appropriate safety measures continue to be followed to protect employees working on site. Atlanticus will continue to follow all government mandates and make adjustments to support employees and prioritize employee health and safety.

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

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchant partners and consumers, while caring for the health and safety of our employees and their families. The potential impact that COVID-19, related economic impacts, inflation and labor shortages and supply chain disruptions could have on our financial condition and results of operations remains highly uncertain. For more information, refer to Part II, Item 1A “Risk Factors” and, in particular, “– COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital” and "–Our business and operations may be negatively affected by rising prices and interest rates."

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Three Months Ended September 30,		Increases (Decreases)
(In Thousands)	2022	2021	from 2021 to 2022
Total operating revenue	$277,874	$203,917	$73,957
Other non-operating revenue	80	32	48
Interest expense	(21,514)	(12,370)	(9,144)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(381)	(9,238)	8,857
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(163,624)	(58,727)	(104,897)
Net margin	92,435	123,614	(31,179)
Operating expenses:
Salaries and benefits	10,363	8,455	(1,908)
Card and loan servicing	24,775	19,239	(5,536)
Marketing and solicitation	11,053	16,462	5,409
Depreciation	488	268	(220)
Other	6,440	5,128	(1,312)
Total operating expenses:	53,119	49,552	(3,567)
Loss on repurchase and redemption of convertible senior notes	—	16,184	16,184

Net income	32,370	47,097	(14,727)
Net loss (income) attributable to noncontrolling interests	201	(123)	324
Net income attributable to controlling interests	32,571	46,974	(14,403)
Net income attributable to controlling interests to common shareholders	26,275	40,345	(14,070)

			Income
	For the Nine Months Ended September 30,		Increases (Decreases)
(In Thousands)	2022	2021	from 2021 to 2022
Total operating revenue	$777,440	$527,331	$250,109
Other non-operating revenue	380	3,458	(3,078)
Interest expense	(57,849)	(38,458)	(19,391)
Provision for losses on loans, interest and fees receivable recorded at net realizable value	(710)	(24,469)	23,759
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(414,863)	(144,981)	(269,882)
Net margin	304,398	322,881	(18,483)
Operating expenses:
Salaries and benefits	31,888	24,577	(7,311)
Card and loan servicing	71,447	54,838	(16,609)
Marketing and solicitation	51,857	40,441	(11,416)
Depreciation	1,630	900	(730)
Other	28,086	16,068	(12,018)
Total operating expenses:	184,908	136,824	(48,084)
Loss on repurchase and redemption of convertible senior notes	—	29,439	29,439

Net income	110,922	127,950	(17,028)
Net loss (income) attributable to noncontrolling interests	684	(25)	709
Net income attributable to controlling interests	111,606	127,925	(16,319)
Net income attributable to controlling interests to common shareholders	92,847	111,871	(19,024)

Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased from $1,441.5 million as of September 30, 2021 to $2,049.5 million as of September 30, 2022. We continue to experience higher growth in our acquisitions of general purpose credit card receivables (which tend to have higher yields and corresponding charge-offs) than in our acquisitions of private label credit receivables. This relative mix of receivable acquisitions led to an increase in our Total managed yield ratio, annualized and our corresponding revenue. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and related economic impacts, including inflation, labor shortages and supply chain disruptions, we are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations for the remainder of 2022. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and effective marketing for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we adopted the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. The impact of this adoption, for those accounts that elected the fair value option, resulted in an increase in the recognition of certain fee categories with future changes in the fair value of the associated receivables being included as part of our "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. While we expect continued period over period growth in the receivable loan balances, as noted above, we do expect that the pace of growth in these receivable loan balances will slow. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

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

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 10, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased from $944.5 million as of September 30, 2021 to $1,473.1 million as of September 30, 2022. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2021 and 2022. Additionally, the issuance of $150.0 million of senior notes in November 2021 (included on our consolidated balance sheet as "Senior notes, net") will also serve to increase interest expense over prior periods. Recent increases in the federal funds rate have thus far had a minimal impact on our interest expense as over 90% of interest rates on our outstanding debt are fixed.  We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from recent and additional anticipated federal funds rate increases. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods.

Provision for losses on loans, interest and fees receivable recorded at net realizable value. Our provision for losses on loans, interest and fees receivable recorded at net realizable value covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Recoveries of charged off receivables, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third parties. All proceeds received associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at net realizable value.

We have experienced a period-over-period decrease in this category between the three and nine months ended September 30, 2021 and September 30, 2022 primarily reflecting the effects of our adoption of the fair value option under ASU 2016-13 on January 1, 2022, which has resulted in a significant decline in the outstanding receivables subject to this provision. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our CaaS and Auto Finance segments for further credit quality statistics and analysis. Given our adoption of fair value accounting under ASU 2016-13 on January 1, 2022 for our private label credit and general purpose credit card products, and absent the unknown impacts COVID-19, related government stimulus and relief measures and related economic impacts may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will continue to diminish when compared to similar periods in 2021 as the amount of underlying receivables that continue to be recorded at net realizable value has been significantly reduced.

Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value. The increase in Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value was largely driven by growth in the underlying receivables (as noted above), coupled with increased fee billings on those receivables. Fee billings on our fair value receivables increased from $234.4 million for the nine months ended September 30, 2021 to $642.2 million for the nine months ended September 30, 2022.  For both periods presented, we included expected market degradation in our forecasts to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest.  Offsetting this increase in Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value was a reduction in the discount rate applied to the net cash flows associated with these investments. The applied discount rate represents estimates third-party market participants could use in determining fair value. The reduction in this discount rate during the second quarter of 2022 reflected the asset level returns we believe would be required by market participants. See Note 7 "Fair Values of Assets and Liabilities" included herein for further discussion of assumptions underlying this calculation. For credit card receivables for which we use fair value accounting (including those for which we elected the fair value option on January 1, 2022), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2022 commensurate with growth in these receivables. We may adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expense. Total operating expense variances for the three and nine months ended September 30, 2022, relative to the three and nine months ended September 30, 2021, reflect the following:

•

increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost for the remainder of 2022 compared to 2021 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;

•

increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew from $1,441.5 million outstanding to $2,049.5 million outstanding at September 30, 2021 and September 30, 2022, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout the remainder of 2022. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale as our receivables have grown.

•

increases in marketing and solicitation costs primarily due to increased origination and brand marketing support for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021; we experienced a decrease in marketing and solicitation costs for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. This recent decline in marketing and solicitation costs is a direct result of tightened underwriting standards adopted during the second and third quarters of 2022.  We expect these tightened underwriting standards to result in decreases in marketing and solicitation costs during the remainder of 2022 (and to reduce our growth rate in general purpose credit card receivables) although the frequency and timing of marketing efforts varies; and

•

other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth. Included in the first quarter of 2022 was an $8.5 million accrual related to a settlement of outstanding litigation associated with our Auto Finance segment. While we expect some increase in these costs (excluding the accrued litigation costs) as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

Certain operating costs are variable based on the levels of accounts and receivables we service (both for our own receivables and for others) and the pace and breadth of our growth in receivables. However, a number of our operating costs are fixed. As we have significantly grown our managed receivables levels over the past two years with minimal increase in the fixed portion of our card and loan servicing expenses as well as our salaries and benefits costs, we have realized greater operating efficiency.

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

Loss on repurchase and redemption of convertible senior notes. In the three and nine months ended September 30, 2021, we repurchased or redeemed $12.7 million and $33.8 million, respectively, in face amount of our convertible senior notes for $25.4 million and $54.3 million in cash (including accrued interest). The repurchase and redemption resulted in an aggregate loss of approximately $16.2 million and $29.4 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase), respectively. Upon acquisition, the notes were retired.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries as noncontrolling interests in our consolidated statements of income. In November 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interests on the consolidated balance sheets and the associated dividends are included as a reduction of our net income attributable to common shareholders on the consolidated statements of income.

Income Taxes. We experienced effective tax rates of 17.6% and 7.1%, respectively, for the three and nine months ended September 30, 2022, compared to 18.7% and 18.3%, respectively, for the three and nine months ended September 30, 2021.

Our effective tax rates for the three and nine months ended both September 30, 2021 and 2022 are below the statutory rate principally due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Also, certain state tax valuation allowance releases and benefits received under the Coronavirus Aid, Relief, and Economic Security (CARES) Act prior to the third quarter of 2021 contributed to our effective tax rate being lower than the statutory rate for the nine months ended September 30, 2021.

Partially offsetting the favorable rate effects discussed above in all 2021 and 2022 periods are (1) the adverse rate effects of state and foreign income tax expense and (2) executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986.

We report interest expense associated with our income tax liabilities (including accrued liabilities for uncertain tax positions) within our income tax line item on our consolidated statements of income. We likewise report within such line item the reversal of interest expense associated with our accrued liabilities for uncertain tax positions to the extent we resolve such liabilities in a manner favorable to our accruals therefor. We had de minimis interest expense or reversals thereof during the three and nine months ended September 30, 2022, and 2021.

CaaS Segment

Our CaaS segment includes our activities related to our servicing of and our investments in the private label credit and general purpose credit card operations, our various credit card receivables portfolios, as well as other product testing and investments that generally utilize much of the same infrastructure. The types of revenues we earn from our investments in receivables portfolios and services primarily include fees and finance charges, merchant fees or annual fees associated with the private label credit and general purpose credit card receivables.

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

The comparison of non-GAAP managed receivables to our GAAP financial statements requires an understanding that managed receivables reflect the face value of loans, interest and fees receivable without any adjustment for potential loan losses to reflect fair value.

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2022			2021				2020
(in Millions)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)
Loans, interest and fees receivable, at fair value	$1,728.1	$1,616.9	$1,405.8	$1,026.4	$846.2	$644.7	$481.4	$417.1
Fair value mark against receivable (2)	$322.3	$293.0	$272.9	$208.9	$182.2	$148.6	$112.3	$99.0
Loans, interest and fees receivable, at face value	$2,050.4	$1,909.9	$1,678.7	$1,235.3	$1,028.4	$793.3	$593.7	$516.1

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

(2) The fair value mark against receivables reflects the difference between the face value of a receivable and the net present value of the expected cash flows associated with that receivable. See Note 7, “Fair Value of Assets and Liabilities” to our consolidated financial statements included herein for further discussion of assumptions underlying this calculation.

	At or for the Three Months Ended
	2022			2021				2020
(in Millions)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Loans, interest and fees receivable, gross	$—	$—	$—	$375.7	$417.8	$454.2	$498.8	$574.3
Loans, interest and fees receivable, gross from fair value reconciliation above	2,050.4	1,909.9	1,678.7	1,235.3	1,028.4	793.3	593.7	516.1
Total managed receivables	$2,050.4	$1,909.9	$1,678.7	$1,611.0	$1,446.2	$1,247.5	$1,092.5	$1,090.4

(1) As discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value option under ASU 2016-13 for those private label credit and general purpose credit card receivables that were accounted for under the amortized cost method.

As discussed above, our managed receivables data differ in certain aspects from our GAAP data. First, managed receivables data are based on billings and actual charge-offs as they occur without regard to any changes in our allowance for uncollectible loans, interest and fees receivable (in periods where applicable). Second, for managed receivables data, we amortize certain fees (such as annual and merchant fees) and expenses (such as marketing expenses) associated with our Fair Value Receivables over the expected life of the corresponding receivable and recognize other costs, such as claims made under credit deferral programs, when paid. Under fair value accounting, these fees are recognized when billed or upon receivable acquisition and marketing expenses are recognized when incurred. Third, managed receivables data excludes the impacts of equity in income of equity method investees. As of January 1, 2022, we changed the names of combined net charge-offs to combined principal net charge-offs and the combined net charge-off ratio, annualized to combined principal net charge-off ratio, annualized.  These changes reflect that we now subtract finance charge-offs in the calculation of combined principal net charge-offs and the related ratio.  We believe this revised calculation is more in line with the calculations used by our peers.  All prior periods have been restated to reflect this new methodology. A reconciliation of our operating revenues, net of finance and fee charge-offs, to comparable amounts used in our calculation of Total managed yield ratios is as follows:

	At or for the Three Months Ended
	2022			2021				2020
(in Millions)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$208.9	$182.8	$156.5	$144.1	$132.7	$114.3	$94.1	$95.7
Fees and related income on earning assets	48.5	65.8	54.7	53.8	54.1	49.5	37.0	31.4
Other revenue	11.1	12.2	10.0	9.7	8.4	7.0	4.2	4.8
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	(7.9)	(12.1)	1.8	(3.4)	(14.7)	(18.6)	(5.5)	(6.6)
Adjustments due to acceleration of annual fees recognition under fair value accounting	10.0	(6.6)	(1.3)	(4.4)	(12.0)	(12.3)	(4.6)	(1.1)
Removal of expense accruals under GAAP	—	—	—	—	0.2	(0.4)	0.2	(0.1)
Removal of finance charge-offs	(45.3)	(41.2)	(32.5)	(28.1)	(16.3)	(14.1)	(10.7)	(9.8)
Total managed yield	$225.3	$200.9	$189.2	$171.7	$152.4	$125.4	$114.7	$114.3

As of January 1, 2022, we changed the names of combined net charge-offs to combined principal net charge-offs and the combined net charge-off ratio, annualized to combined principal net charge-off ratio, annualized.  These changes reflect that we now subtract finance charge-offs in the calculation of combined principal net charge-offs and the related ratio.  We believe this revised calculation is more in line with the calculations used by our peers.  All prior periods have been restated to reflect this new methodology. The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized is as follows:

	At or for the Three Months Ended
	2022			2021				2020
(in Millions)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$134.4	$126.5	$101.3	$46.7	$25.6	$22.7	$14.3	$8.6
Gross charge-offs on non-fair value accounts	—	—	—	38.7	27.1	27.6	26.3	30.6
Finance charge-offs (2)	(45.3)	(41.2)	(32.5)	(28.1)	(16.3)	(14.1)	(10.7)	(9.8)
Recoveries on non-fair value accounts	—	—	—	(4.1)	(2.7)	(5.7)	(3.4)	(4.3)
Combined principal net charge-offs	$89.1	$85.3	$68.8	$53.2	$33.7	$30.5	$26.5	$25.1

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

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2022												2021
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$2,050,354	$—	$2,050,354		$1,908,884	$—	$1,908,884		$1,677,610	$—	$1,677,610		$1,235,287	$375,713	$1,611,000
30-59 days past due	$98,841	$—	$98,841	4.8%	$83,390	$—	$83,390	4.4%	$56,860	$—	$56,860	3.4%	$50,320	$10,594	$60,914	3.8%
60-89 days past due	$107,091	$—	$107,091	5.2%	$66,935	$—	$66,935	3.5%	$52,995	$—	$52,995	3.2%	$43,620	$9,468	$53,088	3.3%
90 or more days past due	$204,752	$—	$204,752	10.0%	$148,907	$—	$148,907	7.8%	$142,654	$—	$142,654	8.5%	$91,432	$24,739	$116,171	7.2%
Average managed receivables			$1,979,619				$1,793,247				$1,644,305				$1,528,567
Total managed yield ratio, annualized (2)			45.5%				44.8%				46.0%				44.9%
Combined principal net charge-off ratio, annualized (3)			18.0%				19.0%				16.7%				13.9%
Interest expense ratio, annualized (4)			4.2%				4.1%				4.2%				4.0%
Net interest margin ratio, annualized (5)			23.3%				21.7%				25.1%				27.0%

	At or for the Three Months Ended
	2021												2020
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,028,367	$417,767	$1,446,134		$793,333	$454,191	$1,247,524		$593,703	$498,806	$1,092,509		$516,064	$574,309	$1,090,373
30-59 days past due	$34,763	$10,842	$45,605	3.2%	$21,211	$15,365	$36,576	2.9%	$11,018	$10,859	$21,877	2.0%	$14,087	$17,530	$31,617	2.9%
60-89 days past due	$28,332	$9,884	$38,216	2.6%	$14,910	$18,752	$33,662	2.7%	$9,400	$7,213	$16,613	1.5%	$10,296	$11,832	$22,128	2.0%
90 or more days past due	$51,061	$40,396	$91,457	6.3%	$26,717	$29,022	$55,739	4.5%	$25,732	$28,011	$53,743	4.9%	$19,498	$29,382	$48,880	4.5%
Average managed receivables			$1,346,829				$1,170,017				$1,091,441				$1,038,879
Total managed yield ratio, annualized (2)			45.3%				42.9%				42.0%				44.0%
Combined principal net charge-off ratio, annualized (3)			10.0%				10.4%				9.7%				9.7%
Interest expense ratio, annualized (4)			3.6%				4.6%				4.4%				4.9%
Net interest margin ratio, annualized (5)			31.7%				27.9%				27.9%				29.4%

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2022												2021
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$811,307	$—	$811,307		$762,252	$—	$762,252		$702,423	$—	$702,423		$595,277	$116,225	$711,502
30-59 days past due	$30,470	$—	$30,470	3.8%	$26,197	$—	$26,197	3.4%	$19,344	$—	$19,344	2.8%	$19,942	$3,285	$23,227	3.3%
60-89 days past due	$25,081	$—	$25,081	3.1%	$19,058	$—	$19,058	2.5%	$16,482	$—	$16,482	2.3%	$16,323	$2,616	$18,939	2.7%
90 or more days past due	$58,506	$—	$58,506	7.2%	$42,614	$—	$42,614	5.6%	$47,214	$—	$47,214	6.7%	$35,552	$6,834	$42,386	6.0%
Average APR			17.2%				17.8%				18.0%				18.4%
Receivables purchased during period			$213,797				$225,041				$159,837				$177,441

	Private Label Credit - At or for the Three Months Ended
	2021												2020
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$553,343	$135,213	$688,556		$472,362	$154,865	$627,227		$384,220	$175,786	$560,006		$334,342	$209,878	$544,220
30-59 days past due	$15,884	$3,575	$19,459	2.8%	$11,695	$4,989	$16,684	2.7%	$5,937	$3,386	$9,323	1.7%	$8,049	$5,110	$13,159	2.4%
60-89 days past due	$12,187	$2,994	$15,181	2.2%	$8,042	$5,451	$13,493	2.2%	$4,636	$2,200	$6,836	1.2%	$5,295	$3,800	$9,095	1.7%
90 or more days past due	$25,277	$11,224	$36,501	5.3%	$13,042	$7,860	$20,902	3.3%	$12,681	$6,810	$19,491	3.5%	$10,807	$9,490	$20,297	3.7%
Average APR			18.4%				19.2%				19.7%				19.7%
Receivables purchased during period			$211,272				$217,015				$157,607				$152,855

	General Purpose Credit Card - At or for the Three Months Ended
	2022												2021
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,238,177	$—	$1,238,177		$1,146,631	$—	$1,146,631		$975,187	$—	$975,187		$638,761	$259,488	$898,249
30-59 days past due	$68,362	$—	$68,362	5.5%	$57,193	$—	$57,193	5.0%	$37,516	$—	$37,316	3.8%	$30,361	$7,309	$37,670	4.2%
60-89 days past due	$82,006	$—	$82,006	6.6%	$47,877	$—	$47,877	4.2%	$36,514	$—	$36,514	3.7%	$27,287	$6,852	$34,139	3.8%
90 or more days past due	$146,229	$—	$146,229	11.8%	$106,293	$—	$106,293	9.3%	$95,440	$—	$95,440	9.8%	$55,860	$17,905	$73,765	8.2%
Average APR			26.3%				26.7%				26.3%				26.8%
Receivables purchased during period			$422,846				$491,301				$377,736				$390,189

	General Purpose Credit Card - At or for the Three Months Ended
	2021												2020
	Sep. 30				Jun. 30				Mar. 31				Dec. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$470,394	$282,554	$752,948		$317,370	$299,326	$616,696		$205,474	$323,020	$528,494		$177,281	$364,431	$541,712
30-59 days past due	$18,824	$7,267	$26,091	3.5%	$9,451	$10,376	$19,827	3.2%	$5,030	$7,473	$12,503	2.4%	$5,985	$12,420	$18,405	3.4%
60-89 days past due	$16,122	$6,890	$23,012	3.1%	$6,831	$13,301	$20,132	3.3%	$4,725	$5,013	$9,738	1.8%	$4,955	$8,032	$12,987	2.4%
90 or more days past due	$25,701	$29,172	$54,873	7.3%	$13,612	$21,162	$34,774	5.6%	$12,988	$21,201	$34,189	6.5%	$8,616	$19,892	$28,508	5.3%
Average APR			27.0%				27.1%				26.3%				26.6%
Receivables purchased during period			$351,474				$283,931				$174,792				$190,596

(1) As discussed in more detail above in "—Overview," on January 1, 2022, we implemented the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $608.0 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from September 30, 2021 to September  30, 2022. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $122.8 million in the twelve months ended September 30, 2022. Our general purpose credit card receivables grew by $485.2 million, net during the twelve months ended September 30, 2022. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels, and we currently expect this trend to continue into 2022, although we expect the pace of growth to slow when compared to earlier periods (further unknown impacts of COVID-19, related government stimulus and relief measures and related economic consequences may impact our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable). Growth in future periods largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 70% of the above-referenced Retail period-end managed receivables outstanding as of September 30, 2022.

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

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our historical delinquency rates have been somewhat lower than what we ultimately expect for our new private label credit and general purpose credit card receivables given the continued growth and age of the related accounts as well as government stimulus efforts, and previously (prior to 2020), a robust economic landscape that resulted in receivables outperforming internal expectations. Beginning in 2020, the aforementioned positive impacts related to government stimulus programs served to increase consumer payment rates beyond expectations. The impact due to growth in the receivable base can be seen in periods of large growth in the charts above, resulting in lower delinquency rates. We have experienced increased delinquency rates in conjunction with slower receivables growth and rising inflation and its negative impact on consumers. We expect this increase in delinquencies to continue throughout the remainder of 2022 and then return to levels similar to those experienced in periods prior to COVID-19 and the related government stimulus programs. This expected decline in delinquencies in 2023 is predicated on the assumption that recent government efforts to curb inflation will be successful and our recent tightened underwriting standards, implemented during the second and third quarters of 2022, will prove effective at reducing account delinquencies.  Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. In 2020 and early 2021, nearly all of these customers were considered current and thus the receivables underlying their accounts were not considered delinquent. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. Given this, and absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates, we expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods (albeit at higher levels when compared to those prior periods). For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with year-end tax refunds for most consumers.

Total managed yield ratio, annualized. We continue to experience growth in newer, higher yielding receivables, including private label credit and general purpose credit card receivables. While this growth has contributed to higher total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. General purpose credit card receivables tend to have higher total yields than private label credit receivables, so declines in the growth of our managed receivables that includes general purpose credit card receivables in periods noted above, contributed to slightly lower total managed yield ratios for those periods in 2021 and 2020. Additionally, lower delinquencies (and thus associated fee billings) noted during 2020 and 2021, in addition to reductions in the prime rate that corresponds to lower yields charged on credit card receivables, contributed to an overall lower total managed yield ratio. Recent growth in our general purpose credit card receivables in excess of the growth experienced in our private label credit receivables, along with expected increased delinquency rates associated with those receivables, has resulted in an increase in our total managed yield ratio. We currently expect continued higher growth rates for our general purpose credit card receivables when compared to growth rates for our private label credit receivables and, as such, expect to see managed yield ratios similar to those experienced thus far in 2022 and the fourth quarter of 2021.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. Improvements in our delinquency rates throughout 2020 and continuing for the first three quarters of 2021 as a result of the increases in customer payments noted above resulted in lower charge-offs than we would have otherwise expected. The recent increase in the combined principal net charge-off ratio, annualized is a reflection of the increased delinquencies noted in the latter part of 2021 and in 2022 as consumer behavior reverted to more historical norms and inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable.

As delinquency rates continue to be elevated relative to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs), we expect combined principal net charge-off rates for the remainder of 2022 to continue to increase, when compared to comparable prior periods since the onset of COVID-19. These increased charge-off rates are expected to continue through the second quarter of 2023 before returning to historically normalized levels.  This expectation is predicated on the assumption that recent actions by the federal government to reduce inflation will be successful.  Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which leads to periodic increases in combined principal net charge offs, (3) recent vintages reaching peak charge-off periods, (4) our receivables growth during 2021 and early 2022, (5) the aforementioned tightened underwriting standards implemented during the second and third quarters of 2022 that will slow the pace of growth in our receivables base, and (6) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The potential impacts COVID-19 and related economic impacts, government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment.  This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt.  In general, we have obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios when compared to corresponding prior periods. Recent increases in the federal funds borrowing rate has led to an increase in spreads for newly-originated debt.  As such, we expect the interest expense ratio to increase when compared to prior quarters as we replace existing financing arrangements with new ones.

Net interest margin ratio, annualized. Our Net interest margin ratio, annualized represents the difference between our Total managed yield ratio, annualized, our Combined principal net charge-off ratio, annualized and our Interest expense ratio, annualized.  Recent declines in this ratio when compared to corresponding prior periods relate primarily to recent increases in our principal net charge-offs as noted above.  Given recent increases in delinquency rates, we expect this ratio to continue to fall relative to corresponding prior periods for the remainder of 2022.

Average APR. The average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. We currently expect our average APRs in 2022 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations. None of the programs we service have APRs above 36.0%.

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

Collectively, as of September 30, 2022, we served more than 610 dealers through our Auto Finance segment in 32 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2022			2021				2020
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Consumer loans, including past due fees	$9.1	$8.8	$8.3	$8.5	$8.4	$8.4	$8.2	$8.0
Other revenue	0.2	0.2	0.3	0.3	0.3	0.4	0.3	0.3
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$9.3	$9.0	$8.6	$8.8	$8.7	$8.8	$8.5	$8.3

As of January 1, 2022, we changed the names of combined net charge-offs to combined principal net charge-offs and the combined net charge-off ratio, annualized to combined principal net charge-off ratio, annualized.  These changes reflect that we now subtract finance charge-offs in the calculation of combined principal net charge-offs and the related ratio.  We believe this revised calculation is more in line with the calculations used by our peers.  All prior periods have been restated to reflect this new methodology. The calculation of Combined principal net charge-offs used in our Combined principal net charge-off ratio, annualized follows (in millions):

	At or for the Three Months Ended
	2022			2021				2020
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Gross charge-offs	$0.6	$0.4	$0.4	$0.4	$0.3	$0.2	$0.6	$0.7
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.4)	(0.2)	(0.3)	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)
Combined principal net charge-offs	$0.2	$0.2	$0.1	$0.2	$0.1	$(0.1)	$0.3	$0.4

(1) Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at net realizable value in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2022						2021								2020
	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables
Period-end managed receivables	$107,410		$104,563		$99,916		$94,580		$93,374		$93,164		$94,128		$93,247
30-59 days past due	$7,185	6.7%	$7,238	6.9%	$4,811	4.8%	$7,159	7.6%	$5,855	6.3%	$5,560	6.0%	$4,559	4.8%	$7,638	8.2%
60-89 days past due	$2,641	2.5%	$2,539	2.4%	$1,572	1.6%	$2,597	2.7%	$2,014	2.2%	$1,679	1.8%	$1,836	2.0%	$2,801	3.0%
90 or more days past due	$1,802	1.7%	$1,232	1.2%	$1,425	1.4%	$1,977	2.1%	$1,534	1.6%	$1,234	1.3%	$1,693	1.8%	$2,141	2.3%
Average managed receivables	$105,987		$102,240		$97,248		$93,977		$93,269		$93,646		$93,688		$91,881
Total managed yield ratio, annualized (1)	35.1%		35.2%		35.4%		37.5%		37.3%		37.6%		36.3%		36.1%
Combined principal net charge-off ratio, annualized (2)	0.8%		0.8%		0.4%		0.9%		0.4%		-0.4%		1.3%		1.7%
Recovery ratio, annualized (3)	1.5%		0.8%		1.2%		0.9%		0.9%		1.3%		1.3%		1.3%

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

Managed receivables. Absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for 2023 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. Included in the fourth quarter of 2020 was an unplanned bulk purchase of receivables that increased our period over period growth and kept receivables levels higher in the first quarter of 2021. While we continually evaluate bulk purchases of receivables and have experienced good growth in our receivables base throughout 2022 resulting from several bulk purchases, the timing and size of the purchases are difficult to predict.

Delinquencies. As discussed elsewhere in this Report, 2020 and 2021 delinquency rates benefitted from government stimulus programs that resulted in customer payments in excess of historical experience. While we have experienced recent increases in our delinquency rates, we do not believe they will have a significantly positive or adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses. Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with year-end tax refunds for most consumers.

Total managed yield ratio, annualized. We have experienced modest fluctuations in our total managed yield ratio largely impacted by the relative mix of receivables in various products offered by CAR as some shorter-term product offerings tend to have higher yields. Yields on our CAR products over the last few quarters are consistent with our expectations over the coming quarters. Further, we expect our total managed yield ratio to remain in line with current experience, with moderate fluctuations based on relative growth or declines in average managed receivables for a given quarter. These variations depend on the relative mix of receivables in our various product offerings. Additionally, our product offerings in the U.S. territories tend to have slightly lower yields than those offered in the U.S. As such, growth in that region also will serve to slightly depress our overall total managed yield ratio, yet we expect growth in that region to continue to generate attractive returns on assets.

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. While we anticipate our charge offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we could experience variation in these expectations.

Definitions of Certain Non-GAAP Financial Measures

Total managed yield ratio, annualized. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our consolidated statements of income; minus 4) finance charge and fee losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers. The denominator is our average managed receivables.

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

Interest expense ratio, annualized. Represents an annualized fraction, the numerator of which is the annualized interest expense associated with the CaaS segment (See Note 3, "Segment Reporting" to our consolidated financial statements) and the denominator of which is average managed receivables.

Net interest margin ratio, annualized. Represents the Total managed yield ratio, annualized less the Combined principal net charge-off ratio, annualized less the Interest expense ratio, annualized.

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

Our primary focus is expanding the reach of our financial technology in order to grow our private label credit and general purpose credit card receivables and generate revenues from these investments that will allow us to maintain consistent profitability. Increases in new and existing retail partnerships and the expansion of our investments in general purpose credit card finance products have resulted in year-over-year growth of total managed receivables levels, and we expect growth to continue in the coming quarters.

Accordingly, we will continue to focus on (i) obtaining the funding necessary to meet capital needs required by the growth of our receivables, (ii) adding new retail partners to our platform to continue growth of the private label credit receivables, (iii) growing general purpose credit card receivables and (iv) effectively managing costs.

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of September 30, 2022 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring April 21, 2023) that is secured by certain receivables and restricted cash	$7.6
Revolving credit facility (expiring July 15, 2023) that is secured by certain receivables and restricted cash	14.9
Revolving credit facility (expiring March 15, 2024) that is secured by certain receivables and restricted cash	30.0
Revolving credit facility (expiring August 5, 2024) that is secured by certain receivables and restricted cash	10.0
Unsecured term debt (expiring August 26, 2024)	17.4
Total	$79.9

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

In November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes mature on November 30, 2026.

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

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) providing for the sale by the Company of up to an aggregate offering price of $100,000,000 of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the Company’s “at-the-market” offering program (the “ATM Program”). During the third quarter of 2022, we sold 8,229 shares of our Series B Preferred Stock under the ATM Program. We received $0.2 million in net proceeds from sales under the ATM Program.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 12, “Net Income Attributable to Controlling Interests Per Common Share” to our consolidated financial statements for more information.

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

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by mid-2023. Currently, LIBOR is used as a reference rate for certain of our financial instruments. In any event, the majority of our revolving credit facilities mature prior to the expected phase out of LIBOR. Recently, we replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") for certain of our facilities. We will work with our lenders to use suitable alternative reference rates for our financial instruments. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not expect the phase out of LIBOR to be material to the Company.

At September 30, 2022, we had $352.9 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the three months ended September 30, 2022 and 2021 are as follows:

•

During the nine months ended September 30, 2022, we generated $245.6 million of cash flows from operations compared to our generating $139.4 million of cash flows from operations during the nine months ended September 30, 2021. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables as well as decreased year-over-year payments made to pay federal and state taxes. Collections on receivables have generally benefited from increased consumer payments as a result of government stimulus payments. As the impact of these stimulus payments declines, we expect consumer payments to return to historical levels.

•

During the nine months ended September 30, 2022, we used $524.4 million of cash in our investing activities, compared to use of $293.9 million of cash in investing activities during the nine months ended September 30, 2021. This increase in cash used is primarily due to significant increases in the level of net investments in the private label credit and general purpose credit card receivables relative to the same period in 2021. While we continue to see increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the nine months ended September 30, 2022, we generated $158.9 million of cash in financing activities, compared to our generating $110.3 million of cash in financing activities during the nine months ended September 30, 2021. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Additionally, we purchased and retired $89.0 million of our common stock during the nine months ended September 30, 2022 pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

Beyond our immediate financing efforts discussed throughout this Report, we will continue to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. Any proceeds raised under these efforts or additional liquidity available to us could be used to fund (1) additional investments in private label credit and general purpose credit card finance receivables as well as the acquisition of credit card receivables portfolios and (2) further repurchases or redemptions of preferred and common stock. Pursuant to share repurchase plans authorized by our Board of Directors, we are authorized to repurchase up to 5,000,000 shares of our common stock and 500,000 shares of our Series B Preferred Stock through June 30, 2024.

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

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the nine months ended September 30, 2022 and 2021, we received $293,471 and $286,048, respectively, of reimbursed costs from HBR associated with these leased employees.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; the developing metaverse; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

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

		Impact on Pre-Tax earnings if Interest Rates:
	As of September 30, 2022	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$135.3	$(7.7)	$5.0

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of September 30, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months.  The sensitivity does not factor in other associative impacts that could occur in such a scenario.  This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross.  Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	As of September 30, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,728.1	$1,600.3	$1,859.3
Loans, interest and fees receivable, net	$89.1	$88.9	$89.3
Income (loss) before income taxes		$(128.0)	$131.4

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of September 30, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%.  The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross.  Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	As of September 30, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,728.1	$1,697.6	$1,759.6
Income (loss) before income taxes		$(30.5)	$31.5

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of September 30, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months.  The sensitivity does not factor in other associative impacts that could occur in such a scenario.  This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value.  Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	As of September 30, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,728.1	$1,753.6	$1,703.2
Income (loss) before income taxes		$25.5	$(24.9)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of September 30, 2022, we had total borrowings associated with our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross of $1.5 billion. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 10 “Notes Payable” to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,049.5 million at September 30, 2022 from $1,441.5 million at September 30, 2021. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator or require us or issuing banks to change any practices, the correction of such deficiencies or violations, or the making of such changes, could have a material adverse effect on our financial condition, results of operations or business. In addition, whether or not these practices are modified when a regulatory or enforcement authority requests or requires, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the banks that originate credit products utilizing our platform in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

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

The case law involving whether an originating lender, on the one hand, or a third-party, on the other hand, is the “true lender” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to the receivables originated by the bank that utilizes our technology platform and other services, such receivables could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If the bank that originates loans utilizing our technology platform were subject to such a lawsuit, it may elect to terminate its relationship with us voluntarily or at the direction of its regulators, and if it lost the lawsuit, it could be forced to modify or terminate such relationship.

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

We support a single bank that markets general purpose credit cards and certain other credit products directly to consumers. We acquire interests in and service the receivables originated by that bank. The bank could determine not to continue the relationship for various business reasons, or its regulators could limit its ability to issue credit cards utilizing our technology platform or to originate some or all of the other products that we service or require the bank to modify those products significantly and could do either with little or no notice. Any significant interruption or change of our bank relationship would result in our being unable to acquire new receivables or develop certain other credit products. Unless we were able to timely replace our bank relationship, such an interruption would prevent us from acquiring newly-originated credit card receivables and growing our investments in private label credit and general purpose credit card receivables. In turn, it would materially adversely impact our business.

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

The proposed guidance elaborates on previously-issued agency guidance on managing third-party risks and specifically addresses third-party lending arrangements where an FDIC-supervised institution relies on a third party to perform a significant aspect of the lending process. The types of relationships that would be covered by the guidance include (but are not limited to) relationships for originating loans on behalf of, through or jointly with third parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention of institutions that engage in significant lending activities through third parties, including at least one examination every 12 months, as well as supervisory expectations for a third-party lending risk management program and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. While the guidance has never formally been adopted, it is our understanding that the FDIC has relied upon it in its examination of third-party lending arrangements.

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on non-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009 Congress enacted legislation that required changes to a variety of marketing, billing and collection practices, and the Federal Reserve adopted significant changes to a number of practices through its issuance of regulations. While our practices are in compliance with these changes, some of the changes (e.g., limitations on the ability to assess up-front fees) have significantly affected the viability of certain credit products within the U.S. Changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;
•	we may be required to credit or refund previously-collected amounts;
•	certain fees and finance charges could be limited, prohibited or restricted, reducing the profitability of certain investments in receivables;
•	certain collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;
•	limitations on our ability to recover on charged-off receivables regardless of any act or omission on our part;
•	some credit products and services could be banned in certain states or at the federal level;
•	federal or state bankruptcy or debtor relief laws could offer additional protections to consumers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and
•	a reduction in our ability or willingness to invest in receivables arising under loans to certain consumers, such as military personnel.

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

The COVID-19 pandemic also resulted in us modifying certain business practices, such as transitioning to a distributed work model. We may take further actions as required by government authorities or as we determine to be in the best interests of our employees and consumers. We may experience disruptions due to a number of operational factors, including, but not limited to:

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

If we are unable to protect our information systems against service interruption, our operations could be disrupted and our reputation may be damaged. We rely heavily on networks and information systems and other technology, that are largely hosted by third-parties to support our business processes and activities, including processes integral to the origination and collection of loans and other financial products, and information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Because information systems are critical to many of our operating activities, our business may be impacted by hosted system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups, geopolitical events, natural disasters, pandemics, failures or impairments of telecommunications networks, or other catastrophic events. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to collect payments in a timely manner. We also could be required to spend significant financial and other resources to repair or replace networks and information systems.

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

In addition, in November 2020, California voters approved the California Privacy Rights Act of 2020 (the “CPRA”) ballot initiative, which will become effective on January 1, 2023. The CPRA established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA. We anticipate that the CPRA and certain regulations promulgated by the California Privacy Protection Agency will apply to our business and we will work to ensure compliance with such laws and regulations by their effective dates.

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

We have the ability to issue additional preferred stock, warrants, convertible debt and other securities without shareholder approval. Our common stock may be subordinate to additional classes of preferred stock issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our Amended and Restated Articles of Incorporation (the "Articles of Incorporation") permit our board of directors to issue preferred stock without first obtaining shareholder approval, which we did in December 2019 when we issued the Series A Convertible Preferred Stock and in June and July 2021 when we issued the Series B Preferred Stock. If we issue additional classes of preferred stock, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue additional classes of convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

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

The Series B Preferred Stock rank junior to our Series A Convertible Preferred Stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A Convertible Preferred Stock has been satisfied. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A Convertible Preferred Stock and any future series or class of preferred stock we may issue that ranks senior to the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and we currently have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,193,262 shares of Series B Preferred Stock. We may issue up to 6,406,738 additional shares of preferred stock.

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

We may issue additional shares of the Series B Preferred Stock and additional series of preferred stock that rank on a parity with the Series B Preferred Stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B Preferred Stock and additional series of preferred stock that would rank on a parity with the Series B Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B Preferred Stock without any vote of the holders of the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and we currently have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,193,262 shares of Series B Preferred Stock. We may issue up to 6,406,738 additional shares of preferred stock. The issuance of additional shares of Series B Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

Holders of Series B Preferred Stock have extremely limited voting rights. Holders of Series B Preferred Stock have limited voting rights. Our common stock is the only class of our securities that carries full voting rights. Voting rights for holders of Series B Preferred Stock exist primarily with respect to the ability to elect (together with the holders of other outstanding series of our preferred stock, or additional series of preferred stock we may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to our board of directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series B Preferred Stock are in arrears, and with respect to voting on amendments to our Articles of Incorporation or Amended and Restated Articles of Amendment Establishing the Series B Preferred Stock (in some cases voting together with the holders of other outstanding series of our preferred stock as a single class) that materially and adversely affect the rights of the holders of Series B Preferred Stock (and other series of preferred stock, as applicable) or create additional classes or series of our stock that are senior to the Series B Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than in limited circumstances, holders of Series B Preferred Stock do not have any voting rights.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31	71,223	$38.73	69,755	4,546,271
August 1 - August 31	124,747	$38.69	22,699	4,523,572
September 1 - September 30	117,923	$27.81	117,907	4,405,665
Total	313,893	$34.61	210,361	4,405,665

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 103,532 such shares returned to us during the three months ended September 30, 2022.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

The following table sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 – July 31	―	―	―	―
August 1 – August 31	―	―	―	―
September 1 – September 30	3,500	$20.00	―	―
Total	3,500	$20.00	―	―

(1) On November 8, 2022, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B Preferred Stock through June 30, 2024.

We will continue to evaluate our common stock price and Series B Preferred Stock prices relative to other investment opportunities and, to the extent we believe that the repurchase of our common stock or Series B Preferred Stock represents an appropriate return of capital, we will repurchase shares of our common stock or Series B Preferred Stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated
3.1	Amended and Restated Articles of Incorporation	Filed herewith
3.2	Articles of Amendment Establishing Cumulative Convertible Preferred Stock, Series A (included as Exhibit B to Exhibit 3.1 hereto)	Filed herewith
3.3	Amended and Restated Articles of Amendment Establishing 7.625% Series B Cumulative Perpetual Preferred Stock (included as Exhibit C to Exhibit 3.1 hereto)	Filed herewith
10.1	Outside Director Compensation Package	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlanticus Holdings Corporation

November 8, 2022	By:	/s/ William R. McCamey
William R. McCamey Chief Financial Officer (duly authorized officer and principal financial officer)