Form 10-K
period 2022-12-31
Atlanticus Holdings Corp
filed 2023-03-15
CIK 1464343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b- 2). ☐  Yes    ☒  No

The aggregate market value of Atlanticus’ common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by non-affiliates as of June 30, 2022, was $163.9 million. (For this purpose, directors, officers and 10% shareholders have been assumed to be affiliates.)

As of February 28, 2023, 14,449,712 shares of common stock, no par value, of Atlanticus were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Atlanticus' Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page
PART I

PART IV
Item 15.	Exhibits and Financial Statement Schedules	47
Item 16.	Form 10-K Summary	49

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

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. This Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to the macroeconomic environment; monetary policy by the Federal Reserve; expected revenue; income; receivables; income ratios; net interest margins; long-term shareholder returns; acquisitions of financial assets and other growth opportunities; divestitures and discontinuations of businesses; loss exposure and loss provisions; delinquency and charge-off rates; inflation; energy prices; the developing metaverse; the extent and duration of the COVID-19 pandemic and its impact on the Company, our bank partners, merchant network, financing sources, borrowers, loan demand, labor markets, supply chain, legal and regulatory matters, borrower payment patterns, information security and consumer privacy, capital markets, the economy in general and changes in the U.S. economy that could materially impact consumer spending behavior, unemployment and demand for the products we support; changes in the credit quality and fair value of our credit card receivables, interest and fees receivable and the fair value of their underlying structured financing facilities; the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Board, Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and other regulators on both us, banks that issue credit cards and other credit products on our behalf, and merchants that participate in our retail and healthcare private label credit operations; account growth; the performance of investments that we have made; operating expenses; marketing plans and expenses; the performance of our Auto Finance segment; the impact of our credit card receivables on our financial performance; the sufficiency of available capital; future interest costs; sources of funding operations and acquisitions; growth and profitability of our private label credit operations; our ability to raise funds or renew financing facilities; share repurchases, share issuances or dividends; debt retirement; our servicing income levels; gains and losses from investments in securities; experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Although it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part II, Item 1A, and the risk factors and other cautionary statements in other documents we file with the SEC, including the following:

●	general economic and business conditions, including conditions affecting interest rates, tariffs, consumer income, creditworthiness, consumer confidence, spending and savings levels, employment levels, our revenue, and our defaults and charge-offs;
●	an increase or decrease in credit losses, or increased delinquencies, including increases due to a worsening of general economic conditions in the credit environment;
●	our reliance on proprietary and third-party technology;
●	the availability of adequate financing to support growth
●	the extent to which federal, state, local and foreign governmental regulation of our various business lines and the products we service for others limits or prohibits the operation of our businesses;
●	current and future litigation and regulatory proceedings against us;
●	competition from various sources providing similar financial products, or other alternative sources of credit, to consumers;
●	the adequacy of our allowances for uncollectible loans, interest and fees receivable and estimates of loan losses used within our risk management and analyses;
●	the possible impairment of assets;
●	the duration and magnitude of the impact of the COVID-19 pandemic on credit usage, payment patterns and the capital markets;
●	our ability to manage costs in line with the expansion or contraction of our various business lines;
●	our relationship with (i) the merchants that participate in private label credit operations and (ii) the banks that issue credit cards and provide certain other credit products utilizing our technology platform and related services;
●	our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks and by legislation and regulation impacting such fees;
●	any decline in the use of cards as a payment mechanism or other adverse developments with respect to the credit card industry in general;
●	increases or decreases in interest rates and uncertainty with respect to the interest rate environment;
●	theft and employee errors; and
●	impact of recent proposed guidance by the Biden administration and the Consumer Financial Protection Bureau regarding late fees.

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

Atlanticus is a financial technology company powering more inclusive financial solutions for everyday Americans. We leverage data, analytics, and innovative technology to unlock access to financial solutions for the millions of Americans who would otherwise be underserved. We are principally engaged in providing products and services to lenders in the U.S. and, in most cases, we invest in the receivables originated by lenders who utilize our technology platform and other related services. In the private label credit channel, we partner with retailers and service providers in various industries across the U.S. to allow them to provide credit to their customers for the purchase of a variety of goods and services including consumer electronics, furniture, elective medical procedures, healthcare, and home-improvements. From time to time, we also purchase receivables portfolios from third parties. Subject to the availability of capital at attractive terms and pricing, we plan to continue to evaluate and pursue a variety of activities, including: (1) investments in additional financial assets associated with private label credit and general purpose credit card activities as well as the acquisition of interests in receivables portfolios; (2) investments in other assets or businesses that are not necessarily financial services assets or businesses and (3) the repurchase or retirement of debt and equity securities.  In this Report, “receivables” or “loans” typically refer to receivables we have purchased from our bank partners or from third parties. The types of revenues we earn from our investments in receivables portfolios and services primarily include fees and finance charges, and merchant fees or annual fees associated with the private label credit and general purpose credit card receivables.

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

Credit as a Service Segment

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $30 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. We specialize in supporting this “second-look” credit service. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers and service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by AI and machine learning, enabling lenders to make fast, sound decision-making when it matters most.

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our CaaS segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure.

Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. These investments are carried at cost. None of these companies are publicly-traded and there are no material pending liquidity events. One of these companies, Fintiv Inc., has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years.  If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. The case against Apple, Inc. is expected to go to trial in June 2023. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our CaaS segment principally include those associated with (1) private label credit and general purpose credit card receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

Our credit and other operations are heavily regulated, potentially causing us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See “Consumer and Debtor Protection Laws and Regulations—CaaS Segment” and Item 1A, “Risk Factors.”

Subject to the possible negative effects from inflation, supply chain disruptions, higher interest rates and other factors impacting consumer confidence, we believe that our private label credit and general purpose credit card receivables are generating, and will continue to generate, attractive returns on assets, thereby facilitating debt financing under terms and conditions (including advance rates and pricing) that will support attractive returns on equity, and we continue to pursue growth in this area.

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

Through our CAR operations, we generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2022, our CAR operations served more than 610 dealers in 32 states and two U.S. territories. These operations continue to perform well (achieving consistent profitability and generating positive cash flows and growth).

Fair Value Option

We elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables arising in accounts originated prior to January 1, 2020, continued to be accounted for in our 2020 and 2021 financial statements at amortized cost, net. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios. As a result of this fair value adoption, our loans, interest and fees receivable arising in accounts originated subsequent to January 1, 2020, are carried at fair value with changes in fair value recognized directly in earnings, and certain fee billings (such as annual membership fees and merchant fees) and origination costs associated with these receivables no longer being deferred. We reevaluate the fair value of our Fair Value Receivables at the end of each quarter. As discussed elsewhere in this Report we adopted ASU 2016-13 on January 1, 2022. This ASU requires the use of an impairment model (the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we elected the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously recorded at amortized cost and recorded an increase to our Allowances for uncollectible loans, interest and fees receivable for our remaining Loans, interest and fees receivable associated with our Auto Finance Segment. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic. As of the date of filing this Annual Report on Form 10-K, the duration and severity of the effects of the COVID-19 pandemic remain uncertain. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. The Biden administration has indicated that the COVID-19 national and public health emergencies will end on May 11, 2023.  The impact that the cessation of certain benefits provided under emergency relief programs will have on our consumers is uncertain.

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, principally due to uncertainties about the extent and duration of the pandemic. Additionally, earlier government stimulus programs decreased consumer need for credit products and generally led to an increase in customer payments. While we have seen improvements in consumer spending behavior, receivables purchases could decline relative to the prior year if purchase behavior is further impacted by economic inflation. A number of our merchants have recently experienced labor shortages and supply chain disruptions. These trends could decrease or delay consumer spending and our receivables growth.

Borrowers impacted by COVID-19 requesting hardship assistance have been receiving temporary relief from payments. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchants and consumers, while caring for the safety of our employees and their families. The potential impact that COVID-19, related economic impacts, inflation, labor shortages and supply chain disruptions could have on our financial condition and results of operations remains uncertain. For more information, refer to Part I, Item 1A “Risk Factors” and, in particular, “– COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital.”

Receivables Management and Risk Mitigation

CaaS Segment. We manage our investments in receivables using credit scoring, credit file data, non-credit-bureau attributes, and our proprietary risk evaluation systems developed and refined over more than 25 years of operating history. These strategies include assisting our issuing bank partners with the management of transaction authorizations, account renewals, credit line modifications and collection programs. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, allowing us to continually refine account management activities. We have incorporated our proprietary risk scores into this control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the receivables. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent receivables.

For our private label credit and general purpose credit card finance activities as well as the accounts that are open to purchases, we generally assist our issuing bank partners with managing credit lines to reward customers who are performing well and to mitigate losses from delinquent customer segments. We also assist our issuing bank partners with employing strategies to reduce otherwise open credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. Account management strategies are adjusted as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a probability of fraudulent use.

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

Collection Strategy

CaaS Segment. The goal of the collections process is to collect as much of the account balance that is owed in the most customer-friendly and cost-effective manner possible. This collection process has continued to evolve over the course of more than 25 years of operating history, with the utilization of digital and mobile processes helping to both aid in collections and facilitate better communication with the consumer throughout the collection process.

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

We anticipate that further investments in Artificial Intelligence ("AI") will enable us to refine our customer-centric approach to customer service and collections.

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

Consumer and Debtor Protection Laws and Regulations

CaaS Segment. Our U.S. business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), the federal Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the federal Truth In Lending Act (“TILA”), the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the Federal Trade Commission (“FTC”) Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These laws, rules and regulations, among other things, impose disclosure requirements when consumer products are advertised, when an account is opened, when monthly billing statements are sent and when consumer obligations are collected. In addition, various statutes limit the liability of consumers for unauthorized use, prohibit discriminatory practices in consumer transactions, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Many of our issuing bank partners' products are designed for customers at the lower end of the credit score range. These products are priced to reflect the higher credit risk of these customers. Because of the inherently greater credit risks of these customers and the resulting higher interest and fees, we and our issuing bank partners may be subject to greater regulatory scrutiny. If regulators, including the FDIC (which regulates bank lenders), the CFPB and the FTC, object to the terms of these products, or to the marketing or collection practices used, we and our issuing bank partners could be required to modify or discontinue certain products or practices.

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

Privacy and Data Security Laws and Regulations. We are required to manage, use, and store large amounts of personally identifiable information, principally the confidential personal and financial data of our issuing bank partners’ customers, in the ordinary course of our business. We depend on our IT networks and systems, and those of third parties, to process, store, and transmit that information. In the past, financial service companies have been targeted for sophisticated cyber attacks. A security breach involving our files and infrastructure could lead to unauthorized disclosure of confidential information. We take numerous measures to ensure the security of our hardware and software systems as well as customer information.

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

Competition

CaaS Segment. We face substantial competition from both financial service and financial technology companies, the intensity of which varies depending upon economic and liquidity cycles. Our financial performance is, in part, a function of the performance of our investments in receivables and the aggregate outstanding amount of such receivables. The private label credit and general purpose credit card finance activities of our issuing bank partners compete with national, regional and local bankcard and consumer credit issuers, other general purpose credit card issuers and retail credit card and merchant credit issuers. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have.

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

Human Capital

As of December 31, 2022, we had 357 employees, including 2 part-time employees, all of whom are principally employed within the U.S. We also engage temporary employees and consultants as needed to support our operations. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.  Our management team members, on average, have over 15 years of tenure with the Company.  This experience through macro-economic cycles guides our customer centric decision making.

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

Health and Safety. The health and safety of our employees and their families is a top priority. We communicate regularly with employees and provide resources for health, wellness and engagement.

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

Certain corporate governance materials, including our Board of Directors committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading “Investors” and then "Corporate Information—Governance Documents." From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or the NASDAQ Stock Market, or as desirable to further the continued effective and efficient governance of our company.

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

The impact of COVID-19 on global commercial activity and the corresponding volatility in financial markets is evolving. Initially, the global impact of the outbreak led to many federal, state and local governments instituting quarantines and restrictions on travel. More recently, there have been disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past year. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown or recession. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance and financial results. For additional information, see "—Other Risks to Our Business—COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital."

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

Due to our lack of significant experience with Internet consumers, we may not be able to evaluate their creditworthiness. Receivables owned by consumers and acquired over the internet present unique risk characteristics and exhibit higher rates of fraud.  As a result, we may not be able to successfully evaluate the creditworthiness of these potential consumers. Therefore, we may encounter difficulties managing the expected delinquencies and losses.

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

Capital markets may experience periods of disruption and instability, potentially limiting our ability to grow our receivables. From time-to-time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow our receivables.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. Unfavorable economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, energy disruptions, inflation and disease, pandemics and other serious health events, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The pandemic has, in part, caused disruptions in global supply chains that have adversely impacted a number of industries, such as transportation, hospitality and entertainment. In addition, there have been significant inflation and labor shortages over the past year. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation preclude any accurate prediction as to the ultimate adverse impact of the coronavirus response. Nevertheless, the pandemic presents material uncertainty and risk with respect to our performance and financial results.

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

The recent growth of our investments in private label credit and general purpose credit card receivables may not be indicative of our ability to grow such receivables in the future. Our period-end managed receivables balance for private label credit and general purpose credit card receivables grew to $2,119.3 million at December 31, 2022, from $1,609.8 million at December 31, 2021. The amount of such receivables has fluctuated significantly over the course of our operating history. Furthermore, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Reliance upon relationships with a few large retailers in the private label credit operations may adversely affect our revenues and operating results from these operations. Our five largest retail partners accounted for over 65% of our outstanding private label credit receivables as of December 31, 2022. Although we are adding new retail partners on a regular basis, it is likely that we will continue to derive a significant portion of this operations’ receivables base and corresponding revenue from a relatively small number of partners in the future. If a significant partner reduces or terminates its relationship with us, these operations’ revenue could decline significantly and our operating results and financial condition could be harmed.

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

The case law involving whether an originating lender, on the one hand, or a third party, on the other hand, is the “true lender” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to the receivables originated by the bank that utilizes our technology platform and other services, such receivables could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If the bank that originates loans utilizing our technology platform were subject to such a lawsuit, it may elect to terminate its relationship with us voluntarily or at the direction of its regulators, and if it lost the lawsuit, it could be forced to modify or terminate such relationship.

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

The bank that we support in connection with its extension of loans and one of our subsidiaries currently are involved in a dispute with the Maryland Commissioner of Financial Regulation with respect to the extent to which federal preemption preempts state regulation of bank activities related to the lending process, such as lender licensing requirements and aspects of those licensing requirements that purport to limit the rate of interest that can be charged. The Commissioner issued a "charge letter" making various assertions regarding the applicability of the licensing requirements and interest rate limitations, with the case to be heard in the Maryland Office of Administrative Hearings where the case is currently pending. The ultimate remedy sought by the Commissioner is the invalidation of loans to Maryland residents. We believe that preemption should apply and that the licensing requirements should not apply to the bank in its making loans in Maryland, but the ultimate outcome could be unfavorable. In light of the amount of loans involved, we do not believe that an adverse outcome would be material, but it could result in further erosion of federal preemption and our ability to operate as we currently do in Maryland and other states.

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

Funding for automobile lending may become difficult to obtain and expensive. In the event we are unable to renew or replace any Auto Finance segment credit facilities that bear refunding or refinancing risks when they become due, our Auto Finance segment could experience significant constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans. If we cannot renew or replace future facilities or otherwise are unduly constrained from a liquidity perspective, we may choose to sell part or all of our auto loan portfolios, possibly at less than favorable prices.

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

Portfolio purchases may cause fluctuations in our reported CaaS segment’s managed receivables data, possibly reducing the usefulness of this data in evaluating our business. Our reported CaaS segment managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions.

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

We routinely engage in discussions with customers, some of whom have indicated that they have experienced economic hardship due to the COVID-19 pandemic and have requested payment deferral or forbearance or other modifications of their accounts. While we are addressing requests for relief, we may still experience higher instances of default. Additionally, the COVID-19 pandemic could adversely affect our liquidity position and could limit our ability to grow our business or fully execute on our business strategy. Furthermore, the COVID-19 pandemic and resulting economic conditions could negatively impact our access to capital.

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

Even as the COVID-19 pandemic subsides, our business may continue to be unfavorably impacted by the economic turmoil caused by the pandemic. There are no recent comparable events that could serve to indicate the ultimate effect the COVID-19 pandemic may have and, as such, we do not at this time know what the extent of the impact of the COVID-19 pandemic will be on our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it also may heighten other risks described in this Part I, Item 1A.

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

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations. On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. Although we do not have any funds deposited with SVB and Signature Bank, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

If we are unable to protect our information systems against service interruption, our operations could be disrupted and our reputation may be damaged. We rely heavily on networks and information systems and other technology, that are largely hosted by third parties to support our business processes and activities, including processes integral to the origination and collection of loans and other financial products, and information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Because information systems are critical to many of our operating activities, our business may be impacted by hosted system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups, geopolitical events, natural disasters, pandemics, failures or impairments of telecommunications networks, or other catastrophic events. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to collect payments in a timely manner. We also could be required to spend significant financial and other resources to repair or replace networks and information systems.

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

In addition, in November 2020, California voters approved the California Privacy Rights Act of 2020 (the “CPRA”) ballot initiative, which became effective on January 1, 2023. The CPRA established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA. We anticipate that the CPRA and certain regulations promulgated by the California Privacy Protection Agency will apply to our business and we will work to ensure compliance with such laws and regulations by their effective dates.

Compliance with these laws regarding the protection of consumer and employee data could result in higher compliance and technology costs for us, as well as potentially significant fines and penalties for noncompliance. Further, there are various other statutes and regulations relevant to the direct email marketing, debt collection and text-messaging industries including the Telephone Consumer Protection Act. The interpretation of many of these statutes and regulations is evolving in the courts and administrative agencies and an inability to comply with them may have an adverse impact on our business.

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring varying levels of consumer notification in the event of a security breach.
Also, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations that, if adopted, could further restrict how we collect, use, share and secure consumer information, possibly impacting some of our current or planned business initiatives.

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

Climate change and related regulatory responses may impact our business. Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and has generated and may continue to generate federal and other regulatory responses. We are uncertain of the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses on our business. The most direct impact is likely to be an increase in energy costs, adversely impacting consumers and their ability to incur and repay indebtedness.

We elected the fair value option for newly originated assets, effective as of January 1, 2020, and we use estimates in determining the fair value of our loans. If our estimates prove incorrect, we may be required to write down the value of these assets, adversely affecting our results of operations. Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. Further, most of these estimates are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. A variety of factors including, but not limited to, estimated yields on consumer receivables, customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, but these processes may not ensure that our judgments and assumptions are accurate.

Our allowance for uncollectible loans is determined based upon both objective and subjective factors and may not be adequate to absorb credit losses. We face the risk that customers will fail to repay their loans in full. Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value. We determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. Actual losses are difficult to forecast, especially if such losses are due to factors beyond our historical experience or control. As a result, our allowance for uncollectible loans may not be adequate to absorb incurred losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Our outstanding Series A Convertible Preferred Stock has anti-dilution protection that, if triggered, could cause substantial dilution to our then-existing holders of common stock, which could adversely affect our stock price. The document governing the terms of our outstanding Series A Convertible Preferred Stock contains anti-dilution provisions to benefit the holders of such stock. As a result, if we, in the future, issue common stock or other derivative securities, subject to specified exceptions, for a per share price less than the then existing conversion price of the Series A Convertible Preferred Stock, an adjustment to the then current conversion price would occur. This reduction in the conversion price could result in substantial dilution to our then-existing holders of common stock, adversely affecting the price of our common stock.

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

Our executive officers, directors and parties related to them, in the aggregate, control a majority of our common stock and may have the ability to control matters requiring shareholder approval. Our executive officers, directors and parties related to them own a large enough share of our common stock to have an influence on, if not control of, the matters presented to shareholders. As a result, these shareholders may have the ability to control matters requiring shareholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets and the control of our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change of control of us, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, adversely affecting the market price of our common stock.

The Series B Preferred Stock rank junior to our Series A Convertible Preferred Stock and all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid and the liquidation preference of the Series A Convertible Preferred Stock has been satisfied. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, the Series A Convertible Preferred Stock and any future series or class of preferred stock we may issue that ranks senior to the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and we currently have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,255,967 shares of Series B Preferred Stock. We may issue up to 6,344,033 additional shares of preferred stock.

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

Future offerings of debt or senior equity securities may adversely affect the market price of the Series B Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series B Preferred Stock and may result in dilution to holders of the Series B Preferred Stock. We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we do not know the amount, timing or nature of any future offerings. Thus, holders of the Series B Preferred Stock bear the risk of our future offerings reducing the market price of the Series B Preferred Stock and diluting the value of their holdings in us.

We may issue additional shares of the Series B Preferred Stock and additional series of preferred stock that rank on a parity with the Series B Preferred Stock as to dividend rights, rights upon liquidation or voting rights. We are allowed to issue additional shares of Series B Preferred Stock and additional series of  preferred stock that would rank on a parity with the Series B Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our Articles of Incorporation and the Amended and Restated Articles of Amendment Establishing the Series B Preferred Stock without any vote of the holders of the Series B Preferred Stock. Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms determined by our board of directors, and we currently have outstanding 400,000 shares of Series A Convertible Preferred Stock and 3,255,967 shares of Series B Preferred Stock. We may issue up to 6,344,033 additional shares of preferred stock. The issuance of additional shares of Series B Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of Series B Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

We currently lease 73,124 square feet of office space in Atlanta, Georgia for our executive offices and the primary operations of our CaaS segment. We have sub-leased 3,100 square feet of this office space.  Our Auto Finance segment principally operates from 2,670 square feet of leased office space in Lake Mary, Florida, with additional offices and branch locations in various states and territories. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs, if any, require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending legal proceedings that are expected to be material to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ATLC.” As of February 28, 2023, there were 43 record holders of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 - October 31	—	$—	—	4,405,665
November 1 - November 30	20	$26.72	—	4,405,665
December 1 - December 31	—	$—	—	4,405,665
Total	20	$26.72	—	4,405,665

(1)	Because withholding tax-related stock repurchases are permitted outside the scope of our 5,000,000 share Board-authorized repurchase plan, these amounts exclude shares of stock returned to us by employees in satisfaction of withholding tax requirements on exercised stock options and vested stock grants. There were 20 such shares returned to us during the three months ended December 31, 2022.
(2)	Pursuant to a share repurchase plan authorized by our Board of Directors on March 15, 2022, we are authorized to repurchase 5,000,000 shares of our common stock through June 30, 2024.

The following table sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - October 31	—	$—	—	—
November 1 - November 30	—	$—	—	5,000,000
December 1 - December 31	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	On November 8, 2022, our Board of Directors authorized the Company to repurchase up to 500,000 shares of our Series B Preferred Stock through June 30, 2024.

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

Common Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the Russell 2000 Index (“Russell 2000”), and a published industry index, the NASDAQ Financial 100 Index (“NASDAQ Financial 100”), over the five-year period commencing December 31, 2017 and ended December 31, 2022. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

	2017	2018	2019	2020	2021	2022
Atlanticus Holdings Corp	$100.00	$151.67	$375.42	$1026.25	$2971.67	$1091.67
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
NASDAQ Financial 100	100.00	91.40	118.18	122.57	155.97	118.32

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included therein, where certain terms have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We base these forward-looking statements on our current plans, expectations and beliefs about future events. There are risks, including the factors discussed in “Risk Factors” in Item 1A and elsewhere in this Report, that our actual experience will differ materially from these expectations. For more information, see “Cautionary Notice Regarding Forward-Looking Statements” at the beginning of this Report. For additional information related to the earliest of the three years presented please refer to the Company's 2021 Annual Report on Form 10-K.

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

Currently, within our Credit as a Service ("CaaS") segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $30 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retail and healthcare, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by AI and machine learning, enabling lenders to make fast, sound decision-making when it matters most.

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

Using our infrastructure and technology, we also provide loan servicing, including risk management and customer service outsourcing, for third parties. Also through our CaaS segment, we engage in testing and limited investment in consumer finance technology platforms as we seek to capitalize on our expertise and infrastructure. Additionally, we report within our CaaS segment: 1) servicing income; and 2) gains or losses associated with investments previously made in consumer finance technology platforms. These include investments in companies engaged in mobile technologies, marketplace lending and other financial technologies. None of these companies are publicly-traded and the carrying value of our investment in these companies is not material. One of these companies, Fintiv Inc., has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years.  If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. The case against Apple, Inc. is expected to go to trial in June 2023. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The recurring cash flows we receive within our CaaS segment principally include those associated with (1) private label credit and general purpose credit card receivables, (2) servicing compensation and (3) credit card receivables portfolios that are unencumbered or where we own a portion of the underlying structured financing facility.

Our credit and other operations are heavily regulated, which may cause us to change how we conduct our operations either in response to regulation or in keeping with our goal of leading the industry in adherence to consumer-friendly practices. We have made meaningful changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position. Customers at the lower end of the credit score range intrinsically have higher loss rates than do customers at the higher end of the credit score range. As a result, the products we support are priced to reflect expected loss rates for our various risk categories. See “Consumer and Debtor Protection Laws and Regulations—CaaS Segment” in Item 1 and Item 1A, “Risk Factors” contained in this Report.

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

Within our Auto Finance segment, our CAR subsidiary operations principally purchase and/or service loans secured by automobiles from or for, and also provide floor-plan financing for, a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with the accretion of discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality assets owned by unrelated third parties. We offer a number of other products to our network of buy-here, pay-here dealers (including our floor-plan financing offering), but the majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee. As of December 31, 2022, our CAR operations served more than 610 dealers in 32 states and two U.S. territories. The core operations continue to perform well, absent the recent settlement of outstanding litigation (achieving consistent profitability and generating positive cash flows and growth).

We elected the fair value option to account for certain loans receivable associated with our private label credit and general purpose credit card platform that were acquired on or after January 1, 2020. We believe the use of fair value for these receivables more closely approximates the true economics of these receivables, better matching the yields and corresponding charge-offs. We believe the fair value option also enables us to report GAAP net income that provides increased transparency into our profitability and asset quality. Receivables arising in accounts originated prior to January 1, 2020, were accounted for in our 2021 financial statements at amortized cost, net. We estimate the Fair Value Receivables using a discounted cash flow model, which considers various factors such as expected yields on consumer receivables, the timing of expected payments, customer default rates, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios.

Fair Value Election

We adopted ASU 2016-13 beginning January 1, 2022. This ASU requires the use of an impairment model that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we elected the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost and recorded an increase to our Allowances for uncollectible loans, interest and fees receivable for our remaining Loans, interest and fees receivable associated with our Auto Finance segment. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Impact of the COVID-19 Pandemic on Atlanticus and our Markets

In March 2020, a national emergency was declared under the National Emergencies Act due to the COVID-19 pandemic. The COVID-19 pandemic has negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 resulted in increased costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the global economy. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions related to Russia’s invasion of Ukraine has negatively affected the economic outlook.

As of the date of filing this Annual Report on Form 10-K, the duration and severity of the effects of the COVID-19 pandemic and resulting economic trends remain uncertain. Likewise, we do not know the duration and severity of the impact of the COVID-19 pandemic on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees.

Consumer spending behavior has been significantly impacted by the COVID-19 pandemic, initially due to uncertainties about the extent and duration of the pandemic. Additionally, earlier government stimulus programs decreased consumer need for credit products and generally led to an increase in customer payments. While we have seen improvements in consumer spending behavior, receivables purchases could decline relative to the prior year if purchase behavior is further impacted by economic inflation. Furthermore, a number of our merchant partners have recently experienced labor shortages and supply chain disruptions. These trends could decrease or delay consumer spending and our receivables growth.

Borrowers impacted by COVID-19 requesting hardship assistance may receive temporary relief from payments. While we expect these measures to mitigate credit losses, related economic disruptions could result in increased portfolio credit losses in the future.

As the impact of COVID-19 continues to evolve, the Company remains committed to serving our bank partner, merchant partners and consumers, while caring for the health and safety of our employees and their families. The potential impact that COVID-19, related economic impacts, inflation and labor shortages and supply chain disruptions could have on our financial condition and results of operations remains uncertain. For more information, refer to Part I, Item 1A “Risk Factors” and, in particular, “– COVID-19 has caused severe disruptions in the U.S. economy, and may have an adverse impact on our performance, results of operations and access to capital” and "–Our business and operations may be negatively affected by rising prices and interest rates."

CONSOLIDATED RESULTS OF OPERATIONS

			Income
	For the Year Ended December 31,		Increases (Decreases)
(In Thousands)	2022	2021	from 2021 to 2022
Total operating revenue	$1,046,104	$743,855	$302,249
Other non-operating revenue	809	4,201	(3,392)
Interest expense	(81,851)	(54,127)	(27,724)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(1,252)	(36,455)	35,203
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(577,069)	(218,733)	(358,336)
Net margin	386,741	438,741	(52,000)
Operating expenses:
Salaries and benefits	43,063	34,024	(9,039)
Card and loan servicing	95,428	75,397	(20,031)
Marketing and solicitation	62,403	56,635	(5,768)
Depreciation	2,175	1,493	(682)
Other	34,400	22,180	(12,220)
Total operating expenses:	237,469	189,729	(47,740)
Loss on repurchase and redemption of convertible senior notes	—	29,439	29,439

Net income	134,612	177,789	(43,177)
Net loss attributable to noncontrolling interests	985	113	872
Net income attributable to controlling interests	135,597	177,902	(42,305)
Net income attributable to controlling interests to common shareholders	110,521	155,539	(45,018)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total operating revenue. Total operating revenue consists of: 1) interest income, finance charges and late fees on consumer loans, 2) other fees on credit products including annual and merchant fees and 3) ancillary, interchange and servicing income on loan portfolios.

Period-over-period results primarily relate to growth in private label credit and general purpose credit card products, the receivables of which increased from $1,609.8 million as of December 31, 2021 to $2,119.3 million as of December 31, 2022. We have higher growth in our acquisitions of general purpose credit card receivables (which tend to have higher yields and corresponding charge-offs) than in our acquisitions of private label credit receivables. This relative mix of receivable acquisitions led to an increase in our corresponding revenue. While we noted some disruptions in consumer spending behavior due to the COVID-19 pandemic and related economic impacts, including inflation, labor shortages and supply chain disruptions, we are currently experiencing continued period-over-period growth in private label credit and general purpose credit card receivables and to a lesser extent in our CAR receivables—growth that we expect to result in net period-over-period growth in our total interest income and related fees for these operations for the majority of 2023. Future periods’ growth is also dependent on the addition of new retail partners to expand the reach of private label credit operations as well as growth within existing partnerships and effective marketing for the general purpose credit card operations. Other revenue on our consolidated statements of income consists of ancillary, interchange and servicing income. Ancillary and interchange revenues are largely impacted by growth in our receivables as discussed above. These fees are earned when customers we serve use their cards over established card networks. We earn a portion of the interchange fee the card networks charge merchants for the transaction. We earn servicing income by servicing loan portfolios for third parties. Unless and/or until we grow the number of contractual servicing relationships we have with third parties or our current relationships grow their loan portfolios, we will not experience significant growth and income within this category. As discussed elsewhere in this Report we adopted the fair value option under ASU 2016-13, beginning January 1, 2022, for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost. The impact of this adoption, for those accounts that elected the fair value option, resulted in an increase in the recognition of certain fee categories with future changes in the fair value of the associated receivables being included as part of our "Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value" on our consolidated statements of income. The above discussions on expectations for finance, fee and other income are based on our current expectations. While we expect continued period over period growth in the receivable loan balances, as noted above, we do expect that the pace of growth in these receivable loan balances will slow. The potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could result in changes in these assumptions in the near term. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components-Recent Accounting Pronouncements” to our consolidated financial statements included herein for further discussion of our adoption of ASU 2016-13.

Other non-operating revenue. Included within our Other non-operating revenue category is income (or loss) associated with investments in non-core businesses or other items not directly associated with our ongoing operations. In 2021, we liquidated one of these investments resulting in a gain of approximately $560,000. As previously discussed, these investments are carried at cost. None of these companies are publicly-traded and there are no material pending liquidity events. One of these companies, Fintiv Inc., has sued Apple, Inc., Walmart, Inc., and PayPal Holdings, Inc. for patent infringement. Fintiv Inc. has approximately 150 patents related to secure money transfer on computer and mobile devices. The transaction volume in these areas has increased dramatically over the last five years.  If Fintiv Inc. is successful in the patent litigation, there could be large exposure, including treble damages for these companies. The claimed losses sustained by this patent infringement are substantial and could be measured in the billions of dollars. We believe on a diluted basis that we will own over 10% of the company. The case against Apple, Inc. is expected to go to trial in June 2023. Apple has vigorously contested the claims, and we expect it to continue doing so. In light of the uncertainty around these lawsuits, we will continue to carry these investments on our books at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

Interest expense. Variations in interest expense are due to new borrowings associated with growth in private label credit and general purpose credit card receivables and CAR operations as evidenced within Note 10, “Notes Payable,” to our consolidated financial statements, offset by our debt facilities being repaid commensurate with net liquidations of the underlying credit card, auto finance and installment loan receivables that serve as collateral for the facilities. Outstanding notes payable, net of unamortized debt issuance costs and discounts, associated with our private label credit and general purpose credit card platform increased from $1,223.5 million as of December 31, 2021 to $1,586.0 million as of December 31, 2022. The majority of this increase in outstanding debt relates to the addition of multiple revolving credit facilities during 2021 and 2022. Additionally, the issuance of $150.0 million of senior notes in November 2021 (included on our consolidated balance sheet as "Senior notes, net") will also result in increased interest expense over prior periods. Recent increases in the federal funds rate have thus far had a modest impact on our interest expense as over 90% of interest rates on our outstanding debt are fixed. We anticipate additional debt financing over the next few quarters as we continue to grow coupled with increased effective interest rates resulting from recent and additional anticipated federal funds rate increases. As such, we expect our quarterly interest expense for these operations to increase compared to prior periods.

Provision for losses on loans, interest and fees receivable recorded at amortized cost. Our provision for losses on loans, interest and fees receivable recorded at amortized cost covers, with respect to such receivables, changes in estimates regarding our aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Recoveries of charged off receivables, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third parties. All proceeds received associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at amortized cost.

We have experienced a period-over-period decrease in this category primarily reflecting the effects of our adoption of the fair value option under ASU 2016-13 on January 1, 2022, resulting in a significant decline in the outstanding receivables subject to this provision. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements and the discussions of our CaaS and Auto Finance segments for further credit quality statistics and analysis. Given our adoption of fair value accounting under ASU 2016-13 on January 1, 2022 for our private label credit and general purpose credit card products, and absent the unknown impacts COVID-19, related government stimulus and relief measures and related economic impacts may have on our ability to acquire new receivables or the impact they may have on our customers' ability to make payments on outstanding loans and fees receivable, we expect that our provision for losses on loans will increase modestly in 2023 in relation to growth in the underlying Auto Finance receivables.

Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value. The increase in Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value was largely driven by growth in the underlying receivables (as noted above), coupled with increased fee billings on those receivables. Fee billings on our fair value receivables increased from $366.3 million for the year ended December 31, 2021 to $874.7 million for the year ended December 31, 2022. For both periods presented, we included expected market degradation in our forecasts to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. Offsetting this increase in Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value was a reduction in the discount rate applied to the net cash flows associated with these investments. The applied discount rate represents estimates third-party market participants could use in determining fair value. The reduction in this discount rate during the second quarter of 2022 reflected the asset level returns we believe would be required by market participants. See Note 6 "Fair Values of Assets and Liabilities" included herein for further discussion of assumptions underlying this calculation. For credit card receivables for which we use fair value accounting (including those for which we elected the fair value option on January 1, 2022), we expect our change in fair value of credit card receivables recorded at fair value to increase throughout 2023 commensurate with growth in these receivables. We may adjust our forecasts to reflect macroeconomic events. Thus, the fair values are subject to potentially high levels of volatility if we experience changes in the quality of our credit card receivables or if there are significant changes in market valuation factors (e.g., interest rates and spreads) in the future.

Total operating expense. Total operating expense variances for the year ended December 31, 2022, relative to the year ended December 31, 2021, reflect the following:

•	increases in salaries and benefit costs related to both the growth in the number of employees and inflationary compensation pressure. We expect some continued increase in this cost for 2023 compared to 2022 as we expect our receivables to continue to grow and as a result we expect to modestly increase our number of employees;
•

increases in card and loan servicing expenses due to growth in receivables associated with our investments in private label credit and general purpose credit card receivables, which grew from $1,609.8 million outstanding to $2,119.3 million outstanding at December 31, 2021 and December 31, 2022, respectively. As many of the expenses associated with our card and loan servicing efforts are now variable based on the amount of underlying receivables, we would expect this number to continue to grow throughout 2023. Offsetting a portion of this increase are significant reductions in our servicing costs per account, resulting from the realization of greater economies of scale as our receivables have grown.

•	increases in marketing and solicitation costs for the year ended December 31, 2022 primarily due to receivables growth associated with our private label credit and general purpose credit card portfolios. We expect that increased origination and brand marketing support will result in overall increases in year-over-year costs during 2023 although the frequency and timing of marketing efforts could result in periodic reductions in quarter-over-quarter marketing costs; and
•

other expenses primarily relate to costs associated with occupancy or other third party expenses that are largely fixed in nature. Some costs including legal expenses and travel expenses are variable based on growth. Included in the first quarter of 2022 was a one-time $8.5 million accrual related to a settlement of outstanding litigation associated with our Auto Finance segment. While we expect some increase in these costs (excluding the accrued litigation costs) as we continue to grow our receivable portfolios, we do not anticipate the increases to be meaningful.

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

Notwithstanding our cost management activities, we expect increased levels of expenditures associated with anticipated growth in private label credit and general purpose credit card operations. These expenses will primarily relate to the variable costs of marketing efforts and card and loan servicing expenses associated with new receivable acquisitions. The above-referenced unknown potential impacts related to COVID-19 could result in more variability in these expenses and could impair our ability to acquire new receivables, resulting in increased costs despite our efforts to manage costs effectively.

Loss on repurchase and redemption of convertible senior notes. In the year ended December 31, 2021, we repurchased or redeemed $33.8 million in face amount of our convertible senior notes for $54.3 million in cash (including accrued interest). The repurchase and redemption resulted in an aggregate loss of approximately $29.4 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

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

Income Taxes. We experienced an effective income tax expense rate of 9.8% and 19.0% for the years ended December 31, 2022, and December 31, 2021, respectively. Our effective income tax expense rates for these years are below the statutory rate principally due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values—such deductions being significantly higher in 2022 than in 2021 given stock option exercises in 2022 by the Executive Chairman of our Board of Directors, such options being grandfathered from executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Offsetting the above factors are the effects on our effective tax rate of state and foreign income tax expense, taxes on global intangible low-taxed income, and executive compensation deduction limitations under Section 162(m) of the Code. Further details related to the above are reflected in Note 12, “Income Taxes”.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. For 2022 and 2021, we experienced only de minimis interest expense and reversals within our income tax line item.

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

We record (i) the finance charges, merchant fees and late fees assessed on our CaaS segment receivables in the Revenue - Consumer loans, including past due fees category on our consolidated statements of income, (ii) the annual, monthly maintenance, returned-check, cash advance and other fees in the Revenue - Fees and related income on earning assets category on our consolidated statements of income, and (iii) the charge-offs (and recoveries thereof) within our Provision for losses on loans, interest and fees receivable recorded at amortized cost on our consolidated statements of income (for all credit product receivables other than those for which we have elected the fair value option) and within Changes in fair value of loans, interest and fees receivable and notes payable on our consolidated statements of income (for all of our other receivables for which we use the fair value method). Additionally, we show the effects of fair value changes for those credit card receivables for which we have elected the fair value option as a component of Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value in our consolidated statements of income.

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

The comparison of non-GAAP managed receivables to our GAAP financial statements requires an understanding that managed receivables reflect the face value of loans, interest and fees receivable without any adjustment for potential credit losses to reflect fair value.

Below are (i) the reconciliation of Loans, interest and fees receivable, at fair value to Loans, interest and fees receivable, at face value and (ii) the calculation of managed receivables:

	At or for the Three Months Ended
	2022				2021
(in Millions)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)
Loans, interest and fees receivable, at fair value	$1,818.0	$1,728.1	$1,616.9	$1,405.8	$1,026.4	$846.2	$644.7	$481.4
Fair value mark against receivable (2)	$302.1	$322.3	$293.0	$272.9	$208.9	$182.2	$148.6	$112.3
Loans, interest and fees receivable, at face value	$2,120.1	$2,050.4	$1,909.9	$1,678.7	$1,235.3	$1,028.4	$793.3	$593.7
Fair value to face value ratio (3)	85.8%	84.3%	84.7%	83.7%	83.1%	82.3%	81.3%	81.1%

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

(3) The Fair value to face value ratio is calculated using Loans, interest and fees receivable, at fair value as the numerator, and Loans, interest and fees receivable, at face value, as the denominator

	At or for the Three Months Ended
	2022				2021
(in Millions)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Loans, interest and fees receivable, gross	$—	$—	$—	$—	$375.7	$417.8	$454.2	$498.8
Loans, interest and fees receivable, gross from fair value reconciliation above	2,120.1	2,050.4	1,909.9	1,678.7	1,235.3	1,028.4	793.3	593.7
Total managed receivables	$2,120.1	$2,050.4	$1,909.9	$1,678.7	$1,611.0	$1,446.2	$1,247.5	$1,092.5

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

	At or for the Three Months Ended
	2022				2021
(in Millions)	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$202.9	$208.9	$182.8	$156.5	$144.1	$132.7	$114.3	$94.1
Fees and related income on earning assets	48.0	48.5	65.8	54.7	53.8	54.1	49.5	37.0
Other revenue	8.5	11.1	12.2	10.0	9.7	8.4	7.0	4.2
Adjustments due to acceleration of merchant fee discount amortization under fair value accounting	3.4	(7.9)	(12.1)	1.8	(3.4)	(14.7)	(18.6)	(5.5)
Adjustments due to acceleration of annual fees recognition under fair value accounting	7.9	10.0	(6.6)	(1.3)	(4.4)	(12.0)	(12.3)	(4.6)
Removal of expense accruals under GAAP	—	—	—	—	—	0.2	(0.4)	0.2
Removal of finance charge-offs	(58.3)	(45.3)	(41.2)	(32.5)	(28.1)	(16.3)	(14.1)	(10.7)
Total managed yield	$212.4	$225.3	$200.9	$189.2	$171.7	$152.4	$125.4	$114.7

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

	At or for the Three Months Ended
	2022				2021
(in Millions)	Dec. 31 (1)	Sep. 30 (1)	Jun. 30 (1)	Mar. 31 (1)	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net losses on impairment of loans, interest and fees receivable recorded at fair value	$182.3	$134.4	$126.5	$101.3	$46.7	$25.6	$22.7	$14.3
Gross charge-offs on non-fair value accounts	—	—	—	—	38.7	27.1	27.6	26.3
Finance charge-offs (2)	(58.3)	(45.3)	(41.2)	(32.5)	(28.1)	(16.3)	(14.1)	(10.7)
Recoveries on non-fair value accounts	—	—	—	—	(4.1)	(2.7)	(5.7)	(3.4)
Combined principal net charge-offs	$124.0	$89.1	$85.3	$68.8	$53.2	$33.7	$30.5	$26.5

(1)  As discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

(2)  Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at amortized cost and Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value in the accompanying consolidated statements of income.

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the accounts underlying our receivables, the timing and size of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in our allowance for uncollectible loans, interest and fees receivable for our other credit product receivables that we report at amortized cost. Our strategy for managing delinquency and receivables losses consists of account management throughout the life of the receivable. This strategy includes credit line management and pricing based on the risks. See also our discussion of collection strategy under “Collection Strategy” in Item 1, “Business”.

The following table presents the delinquency trends of the receivables we manage within our CaaS segment, as well as charge-off data and other non-GAAP managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2022
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$2,120,126	$—	$2,120,126		$2,050,354	$—	$2,050,354		$1,908,884	$—	$1,908,884		$1,677,610	$—	$1,677,610
30-59 days past due	$97,373	$—	$97,373	4.6%	$98,841	$—	$98,841	4.8%	$83,390	$—	$83,390	4.4%	$56,860	$—	$56,860	3.4%
60-89 days past due	$115,636	$—	$115,636	5.5%	$107,091	$—	$107,091	5.2%	$66,935	$—	$66,935	3.5%	$52,995	$—	$52,995	3.2%
90 or more days past due	$220,901	$—	$220,901	10.4%	$204,752	$—	$204,752	10.0%	$148,907	$—	$148,907	7.8%	$142,654	$—	$142,654	8.5%
Average managed receivables			$2,085,240				$1,979,619				$1,793,247				$1,644,305
Total managed yield ratio, annualized (2)			40.7%				45.5%				44.8%				46.0%
Combined principal net charge-off ratio, annualized (3)			23.8%				18.0%				19.0%				16.7%
Interest expense ratio, annualized (4)			4.5%				4.2%				4.1%				4.2%
Net interest margin ratio, annualized (5)			12.4%				23.3%				21.7%				25.1%

	At or for the Three Months Ended
	2021
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,235,287	$375,713	$1,611,000		$1,028,367	$417,767	$1,446,134		$793,333	$454,191	$1,247,524		$593,703	$498,806	$1,092,509
30-59 days past due	$50,320	$10,594	$60,914	3.8%	$34,763	$10,842	$45,605	3.2%	$21,211	$15,365	$36,576	2.9%	$11,018	$10,859	$21,877	2.0%
60-89 days past due	$43,620	$9,468	$53,088	3.3%	$28,332	$9,884	$38,216	2.6%	$14,910	$18,752	$33,662	2.7%	$9,400	$7,213	$16,613	1.5%
90 or more days past due	$91,432	$24,739	$116,171	7.2%	$51,061	$40,396	$91,457	6.3%	$26,717	$29,022	$55,739	4.5%	$25,732	$28,011	$53,743	4.9%
Average managed receivables			$1,528,567				$1,346,829				$1,170,017				$1,091,441
Total managed yield ratio, annualized (2)			44.9%				45.3%				42.9%				42.0%
Combined principal net charge-off ratio, annualized (3)			13.9%				10.0%				10.4%				9.7%
Interest expense ratio, annualized (4)			4.0%				3.6%				4.6%				4.4%
Net interest margin ratio, annualized (5)			27.0%				31.7%				27.9%				27.9%

(1)  As discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

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

The following table presents additional trends and data with respect to our private label credit and general purpose credit card receivables (dollars in thousands). Results of our legacy credit card receivables portfolios are excluded:

	Private Label Credit - At or for the Three Months Ended
	2022
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$838,289	$—	$838,289		$811,307	$—	$811,307		$762,252	$—	$762,252		$702,423	$—	$702,423
30-59 days past due	$31,426	$—	$31,426	3.7%	$30,470	$—	$30,470	3.8%	$26,197	$—	$26,197	3.4%	$19,344	$—	$19,344	2.8%
60-89 days past due	$24,993	$—	$24,993	3.0%	$25,081	$—	$25,081	3.1%	$19,058	$—	$19,058	2.5%	$16,482	$—	$16,482	2.3%
90 or more days past due	$68,517	$—	$68,517	8.2%	$58,506	$—	$58,506	7.2%	$42,614	$—	$42,614	5.6%	$47,214	$—	$47,214	6.7%
Average APR			17.5%				17.2%				17.8%				18.0%
Receivables purchased during period			$192,773				$213,797				$225,041				$159,837

	Private Label Credit - At or for the Three Months Ended
	2021
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$595,277	$116,225	$711,502		$553,343	$135,213	$688,556		$472,362	$154,865	$627,227		$384,220	$175,786	$560,006
30-59 days past due	$19,942	$3,285	$23,227	3.3%	$15,884	$3,575	$19,459	2.8%	$11,695	$4,989	$16,684	2.7%	$5,937	$3,386	$9,323	1.7%
60-89 days past due	$16,323	$2,616	$18,939	2.7%	$12,187	$2,994	$15,181	2.2%	$8,042	$5,451	$13,493	2.2%	$4,636	$2,200	$6,836	1.2%
90 or more days past due	$35,552	$6,834	$42,386	6.0%	$25,277	$11,224	$36,501	5.3%	$13,042	$7,860	$20,902	3.3%	$12,681	$6,810	$19,491	3.5%
Average APR			18.4%				18.4%				19.2%				19.7%
Receivables purchased during period			$177,441				$211,272				$217,015				$157,607

	General Purpose Credit Card - At or for the Three Months Ended
	2022
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables (1)	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$1,281,051	$—	$1,281,051		$1,238,177	$—	$1,238,177		$1,146,631	$—	$1,146,631		$975,187	$—	$975,187
30-59 days past due	$65,940	$—	$65,940	5.1%	$68,362	$—	$68,362	5.5%	$57,193	$—	$57,193	5.0%	$37,516	$—	$37,316	3.8%
60-89 days past due	$90,639	$—	$90,639	7.1%	$82,006	$—	$82,006	6.6%	$47,877	$—	$47,877	4.2%	$36,514	$—	$36,514	3.7%
90 or more days past due	$152,375	$—	$152,375	11.9%	$146,229	$—	$146,229	11.8%	$106,293	$—	$106,293	9.3%	$95,440	$—	$95,440	9.8%
Average APR			26.1%				26.3%				26.7%				26.3%
Receivables purchased during period			$383,344				$422,846				$491,301				$377,736

	General Purpose Credit Card - At or for the Three Months Ended
	2021
	Dec. 31				Sep. 30				Jun. 30				Mar. 31
	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables	Fair Value Receivables	Amortized Cost Receivables	Total	% of Period-end managed receivables
Period-end managed receivables	$638,761	$259,488	$898,249		$470,394	$282,554	$752,948		$317,370	$299,326	$616,696		$205,474	$323,020	$528,494
30-59 days past due	$30,361	$7,309	$37,670	4.2%	$18,824	$7,267	$26,091	3.5%	$9,451	$10,376	$19,827	3.2%	$5,030	$7,473	$12,503	2.4%
60-89 days past due	$27,287	$6,852	$34,139	3.8%	$16,122	$6,890	$23,012	3.1%	$6,831	$13,301	$20,132	3.3%	$4,725	$5,013	$9,738	1.8%
90 or more days past due	$55,860	$17,905	$73,765	8.2%	$25,701	$29,172	$54,873	7.3%	$13,612	$21,162	$34,774	5.6%	$12,988	$21,201	$34,189	6.5%
Average APR			26.8%				27.0%				27.1%				26.3%
Receivables purchased during period			$390,189				$351,474				$283,931				$174,792

(1)  As discussed in more detail above in "—Overview," on January 1, 2022, we elected the fair value method under ASU 2016-13 for those private label credit and general purpose credit card receivables that were previously accounted for under the amortized cost method.

The following discussion relates to the tables above.

Managed receivables levels. We have continued to experience overall period-over-period quarterly receivables growth with over $509.5 million in net receivables growth associated with the private label credit and general purpose credit card products offered by our bank partners from December 31, 2021 to December 31, 2022. The addition of large private label credit retail partners and ongoing purchases of receivables arising in accounts issued by our bank partners to customers of our existing retail partners helped grow our private label credit receivables by $126.8 million in the twelve months ended December 31, 2022. Our general purpose credit card receivables grew by $382.8 million, net during the twelve months ended December 31, 2022. We have noted recent recoveries in consumer spending behavior that have helped to increase the overall combined managed receivables levels and we currently expect this trend to continue into 2023, although we expect the pace of growth to slow when compared to earlier periods. These expectations are absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates. Growth in future periods largely is dependent on the addition of new retail partners to the private label credit origination platform, the timing and size of solicitations within the general purpose credit card platform by our bank partner, as well as purchase activity of consumers. Similarly, the loss of existing retail partner relationships could adversely affect new loan acquisition levels. Our top five retail partnerships accounted for over 65% of the above-referenced Retail period-end managed receivables outstanding as of December 31, 2022.

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

As we continue to acquire newer private label credit and general purpose credit card receivables, we expect our delinquency rates to increase when compared to the same periods in prior years. Our historical delinquency rates have been somewhat lower than what we ultimately expect for our new private label credit and general purpose credit card receivables given the continued growth and age of the related accounts as well as government stimulus efforts, and previously (prior to 2020), a robust economic landscape that resulted in receivables outperforming internal expectations. Beginning in 2020, the aforementioned positive impacts related to government stimulus programs served to increase consumer payment rates beyond expectations. The impact on delinquency rates due to growth in the receivable base can be seen in periods of large growth in the charts above, resulting in lower delinquency rates. We have experienced increased delinquency rates in conjunction with slower receivables growth, higher energy costs and rising inflation and its negative impact on consumers. We expect this increase in delinquencies to return to levels similar to those experienced in periods prior to COVID-19 and the related government stimulus programs. This expected decline in delinquencies in 2023 is predicated on the assumption that recent government efforts to curb inflation will be successful and our recent tightened underwriting standards implemented in the second quarter (and subsequent quarters) of 2022, will prove effective at reducing account delinquencies. Additionally, in accordance with prescribed guidance discussed elsewhere in this Report, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. We continue to actively work with consumers that indicate hardship as a result of COVID-19; however, the number of impacted consumers is a small part of our overall receivable base. In early 2021, nearly all of these customers were considered current and thus the receivables underlying their accounts were not considered delinquent. The exclusion of these accounts resulted in lower delinquency rates for those periods than we would have otherwise expected. We expect to continue to see seasonal payment patterns on these receivables that impact our delinquencies in line with prior periods (albeit at higher levels when compared to those prior periods in 2021). For example, delinquency rates historically are lower in the first quarter of each year due to the benefits of seasonally strong payment patterns associated with tax refunds for many consumers. These expectations are absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable and the corresponding impact on our delinquency rates.

Total managed yield ratio, annualized. During 2021 and much of 2022, we experienced growth in newer, higher yielding receivables, including private label credit and general purpose credit card receivables. While this growth has contributed to higher overall total managed yield ratios, we expect this growth also will continue to (absent the beneficial impacts of government stimulus programs discussed elsewhere) result in higher charge-off and delinquency rates than those experienced historically. General purpose credit card receivables tend to have higher total yields than private label credit receivables, so declines in the growth of our managed receivables that are primarily a result of declines in general purpose credit card receivables, results in slightly lower total managed yield ratios. With tightened underwriting standards implemented in the second quarter (and subsequent quarters) of 2022, we currently expect slightly lower managed yield ratios (and correspondingly lower delinquency rates) associated with these newer receivables.

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

Growth within our general purpose credit card receivables (as a percent of outstanding receivables) has resulted in increases in our charge-offs over time. Improvements in our delinquency rates throughout the first three quarters of 2021, as a result of the increases in customer payments noted above, resulted in lower charge-offs than we would have otherwise expected. The recent increase in the combined principal net charge-off ratio, annualized is a reflection of the increased delinquencies noted in the latter part of 2021 and in 2022 as consumer behavior reverted to more historical norms and inflation, particularly as it relates to higher gas prices, negatively impacted some consumers' ability to make payments on outstanding loans and fees receivable.

As delinquency rates continue to be elevated relative to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs), we expect combined principal net charge-off rates to continue to increase, when compared to comparable prior periods since the onset of COVID-19. These increased charge-off rates are expected to continue through the third quarter of 2023 before returning to historically normalized levels. This expectation is predicated on the assumption that recent actions by the federal government to reduce inflation will be successful. Our charge-off ratio has also been impacted due to (and will continue to be impacted by): 1) higher expected charge-off rates on the private label credit and general purpose credit card receivables corresponding with higher yields on these receivables, (2) continued testing of receivables with higher risk profiles, which leads to periodic increases in combined principal net charge offs, (3) recent vintages reaching peak charge-off periods, (4) our receivables growth during 2021 and early 2022, (5) the aforementioned tightened underwriting standards implemented in the second quarter (and subsequent quarters) of 2022 that will slow the pace of growth in our receivables base, and (6) negative impacts on some consumers' ability to make payments on outstanding loans and fees receivable as a result of COVID-19 and the related economic impacts. Further impacting our charge-off rates are the timing and size of solicitations that serve to minimize charge-off rates in periods of high receivable acquisitions but also exacerbate charge-off rates in periods of lower receivable acquisitions. The potential impacts COVID-19 and related economic impacts, government stimulus and relief measures may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable could lead to changes in these expectations.

Interest expense ratio, annualized. Our interest expense ratio, annualized reflects interest costs associated with our CaaS segment. This includes both direct receivables funding costs as well as general unsecured lending. Recent impacts to this ratio primarily relate to the timing and size of outstanding debt. In general, we have obtained lower cost financing with fixed interest rates, resulting in lower interest expense ratios when compared to corresponding prior periods. Recent increases in the federal funds borrowing rate have led to an increase in spreads for newly-originated debt. As such, we expect the interest expense ratio to increase when compared to prior quarters as we replace existing financing arrangements with new ones.

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

Average APR. The average annual percentage rate (“APR”) charged to customers varies by receivable type, credit history and other factors. The APRs for receivables originated through our private label credit platform range from 0% to 36.0%. For general purpose credit card receivables, APRs range from 19.99% to 36.0%. We have experienced minor fluctuations in our average APR based on the relative product mix of receivables purchased during a period. For those receivables that did not contain fixed APRs we have seen some increases in rates charged, as the underlying rates are tied to the federal funds borrowing rate which has increased throughout 2022. We currently expect our average APRs in 2023 to remain consistent with average APRs over the past several quarters; however, the timing and relative mix of receivables acquired could cause some minor fluctuations. We do not acquire or service receivables that have an APR above 36.0%

Receivables purchased during period. Receivables purchased during period reflect the gross amount of investments we have made in a given period, net of any credits issued to consumers during that same period. For most periods presented, our private label credit receivable purchases experienced overall growth largely based on the addition of new private label credit retail partners, as previously discussed. We may experience periodic declines in these acquisitions due to: the loss of one or more retail partners; seasonal purchase activity by consumers; labor shortages and supply chain disruptions; or the timing of new customer originations by our issuing bank partners. We currently expect to see increases in receivable acquisitions when compared to the same period in prior years, although we expect the pace of acquisitions to slow. Our general purpose credit card receivable acquisitions tend to have more volatility based on the issuance of new credit card accounts by our issuing bank partner and the availability of capital to fund new purchases. Nonetheless, absent the potential impacts COVID-19 may have on our ability to acquire new receivables or the impact it may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect continued growth in the acquisition of these receivables during 2023.

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

Collectively, as of December 31, 2022, we served more than 610 dealers through our Auto Finance segment in 32 states and two U.S. territories.

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

A reconciliation of our operating revenues to comparable amounts used in our calculation of Total managed yield ratios follows (in millions):

	At or for the Three Months Ended
	2022				2021
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Consumer loans, including past due fees	$9.0	$9.1	$8.8	$8.3	$8.5	$8.4	$8.4	$8.2
Other revenue	0.3	0.2	0.2	0.3	0.3	0.3	0.4	0.3
Finance charge-offs	—	—	—	—	—	—	—	—
Total managed yield	$9.3	$9.3	$9.0	$8.6	$8.8	$8.7	$8.8	$8.5

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

	At or for the Three Months Ended
	2022				2021
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Gross charge-offs	$1.2	$0.6	$0.4	$0.4	$0.4	$0.3	$0.2	$0.6
Finance charge-offs (1)	—	—	—	—	—	—	—	—
Recoveries	(0.4)	(0.4)	(0.2)	(0.3)	(0.2)	(0.2)	(0.3)	(0.3)
Combined principal net charge-offs	$0.8	$0.2	$0.2	$0.1	$0.2	$0.1	$(0.1)	$0.3

(1) Finance charge-offs are included as a component of our Provision for losses on loans, interest and fees receivable recorded at amortized cost in the accompanying consolidated statements of income.

Financial, operating and statistical metrics for our Auto Finance segment are detailed (in thousands; percentages of total) in the following table:

	At or for the Three Months Ended
	2022							2021
	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables	Dec. 31	% of Period-end managed receivables	Sep. 30	% of Period-end managed receivables	Jun. 30	% of Period-end managed receivables	Mar. 31	% of Period-end managed receivables
Period-end managed receivables	$105,267		$107,410		$104,563		$99,916		$94,580		$93,374		$93,164		$94,128
30-59 days past due	$8,516	8.1%	$6,772	6.3%	$7,044	6.7%	$4,527	4.5%	$7,019	7.4%	$5,855	6.3%	$5,560	6.0%	$4,559	4.8%
60-89 days past due	$2,969	2.8%	$2,248	2.1%	$2,361	2.3%	$1,481	1.5%	$2,483	2.6%	$2,014	2.2%	$1,679	1.8%	$1,836	2.0%
90 or more days past due	$2,060	2.0%	$1,434	1.3%	$1,106	1.1%	$1,260	1.3%	$1,762	1.9%	$1,534	1.6%	$1,234	1.3%	$1,693	1.8%
Average managed receivables	$106,339		$105,987		$102,240		$97,248		$93,977		$93,269		$93,646		$93,688
Total managed yield ratio, annualized (1)	35.0%		35.1%		35.2%		35.4%		37.5%		37.3%		37.6%		36.3%
Combined principal net charge-off ratio, annualized (2)	3.0%		0.8%		0.8%		0.4%		0.9%		0.4%		-0.4%		1.3%
Recovery ratio, annualized (3)	1.5%		1.5%		0.8%		1.2%		0.9%		0.9%		1.3%		1.3%

(1)  The total managed yield ratio, annualized is calculated using the annualized Total managed yield as the numerator and Period-end average managed receivables as the denominator.

(2)  The Combined principal net charge-off ratio, annualized is calculated using the annualized Combined principal net chargeoffs as the numerator and Period-end average managed receivables as the denominator.

(3)  The Recovery ratio, annualized is calculated using annualized Recoveries as the numerator and Period-end average managed receivables as the denominator.

Managed receivables. Absent the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we expect modest growth in the level of our managed receivables for 2023 when compared to the same periods in prior years as CAR expands within its current geographic footprint and continues plans for service area expansion. Although we are expanding our CAR operations, the Auto Finance segment faces strong competition from other specialty finance lenders, as well as the indirect effects on us of our buy-here, pay-here dealership partners’ competition with other franchise dealerships for consumers interested in purchasing automobiles. We continually evaluate bulk purchases of receivables and have experienced good growth in our receivables base throughout 2022 resulting from several bulk purchases however the timing and size of the purchases are difficult to predict.

Delinquencies. As discussed elsewhere in this Report, 2021 and early 2022 delinquency rates benefitted from government stimulus programs that resulted in customer payments in excess of historical experience. While we have experienced recent increases in our delinquency rates (and related charge-offs), we do not believe they will have a significantly adverse impact on our results of operations; even at slightly elevated rates, we earn significant yields on CAR’s receivables and have significant dealer reserves (i.e., retainages or holdbacks on the amount of funding CAR provides to its dealer customers) to protect against meaningful credit losses.  Delinquency rates also tend to fluctuate based on seasonal trends and historically are lower in the first quarter of each year as seen above due to the benefits of strong payment patterns associated with tax refunds for many consumers.

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

Combined principal net charge-off ratio, annualized and recovery ratio, annualized. We charge off auto finance receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. Combined principal net charge-off ratios in the above table reflect the lower delinquency rates we have recently experienced. Increases in our Combined principal net charge-off ratios for the fourth quarter of 2022 is indicative of our charge off levels returning to historically normalized levels (i.e., those periods prior to COVID-19 and the related government stimulus programs).  While we anticipate our charge offs to be incurred ratably across our portfolio of dealers, specific dealer-related losses are difficult to predict and can negatively influence our combined principal net charge-off ratio. We continually re-assess our dealers and will take appropriate action if we believe a particular dealer’s risk characteristics adversely change. While we have appropriate dealer reserves to mitigate losses across the majority of our pool of receivables, the timing of recognition of these reserves as an offset to charge offs is largely dependent on various factors specific to each of our dealer partners including ongoing purchase volumes, outstanding balances of receivables and current performance of outstanding loans. As such, the timing of charge-off offsets is difficult to predict; however, we believe that these reserves are adequate to offset any loss exposure we may incur. Additionally, the products we issue in the U.S. territories do not have dealer reserves with which we can offset losses. We also expect our recovery rate to fluctuate modestly from quarter to quarter due to the timing of the sale of repossessed autos. Given the potential impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable, we could experience variation in these expectations.

Definitions of Certain Non-GAAP Financial Measures

Total managed yield ratio, annualized. Represents an annualized fraction, the numerator of which includes (as appropriate for each applicable disclosed segment) the: 1) finance charge and late fee income billed on all consolidated outstanding receivables and the amortization of merchant fees, collectively included in the consumer loans, including past due fees category on our consolidated statements of income; plus 2) credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), earned, amortized amounts of annual membership fees with respect to certain credit card receivables, collectively included in our fees and related income on earning assets category on our consolidated statements of income; plus 3) servicing, other income and other activities collectively included in our other operating income category on our consolidated statements of income; minus 4) finance charge and fee losses from consumers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased consumers. The denominator is our average managed receivables.

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

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

As discussed elsewhere in this Report, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around consumer spending, credit quality, levels of liquidity, labor availability, supply chain management disruptions and inflation. The ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments, which are uncertain.

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

Accordingly, we will continue to focus on (i) obtaining the funding necessary to meet capital needs required by the growth of our receivables, (ii) adding new retail partners to our platform to continue growth of the private label credit receivables, (iii) growing general purpose credit card receivables, (iv) effectively managing costs, and (v) repurchasing outstanding shares of our common and preferred shares.

All of our CaaS segment’s structured financing facilities are expected to amortize down with collections on the receivables within their underlying trusts and should not represent significant refunding or refinancing risks to our consolidated balance sheets. Facilities that could represent near-term significant refunding or refinancing needs (within the next 24 months) as of December 31, 2022 are those associated with the following notes payable in the amounts indicated (in millions):

Revolving credit facility (expiring April 21, 2023) that is secured by certain receivables and restricted cash	$24.6
Revolving credit facility (expiring July 15, 2023) that is secured by certain receivables and restricted cash	11.1
Unsecured term debt (expiring August 26, 2024)	17.4
Revolving credit facility (expiring October 30, 2024) that is secured by certain receivables and restricted cash	50.0
Revolving credit facility (expiring November 1, 2024) that is secured by certain assets of our CAR subsidiary	44.1
Total	$147.2

Based on the state of the debt capital markets, the performance of our assets that serve as security for the above facilities, and our relationships with lenders, we view imminent refunding or refinancing risks with respect to the above facilities as moderate in the current environment, and we believe that the quality of our new receivables should allow us to raise more capital through increasing the size of our facilities with our existing lenders and attracting new lending relationships. Further details concerning the above debt facilities and other debt facilities we use to fund the acquisition of receivables are provided in Note 10, “Notes Payable,” to our consolidated financial statements included herein.

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

In June and July 2021, we issued an aggregate of 3,188,533 shares of 7.625% Series B Cumulative Perpetual Preferred Stock, liquidation preference of $25.00 per share (the “Series B Preferred Stock”), for net proceeds of approximately $76.5 million after deducting underwriting discounts and commissions, but before deducting expenses and the structuring fee. We pay cumulative cash dividends on the Series B Preferred Stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) providing for the sale by the Company of up to an aggregate offering price of $100,000,000 of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the Company’s “at-the-market” offering program (the “ATM Program”). During the third and fourth quarters of 2022, we sold an aggregate 19,607 shares of our Series B Preferred Stock under the ATM Program. We received $0.4 million in net proceeds from sales under the ATM Program. During the year ended December 31, 2022, we repurchased and contemporaneously retired 3,500 shares of Series B Preferred Stock at an aggregate cost of $70,000.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction were used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 13, “Net Income Attributable to Controlling Interests Per Common Share” to our consolidated financial statements for more information.

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

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by mid-2023. Currently, LIBOR is used as a reference rate for one of our financial instruments. Recently, we replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") for certain of our facilities. We currently do not expect the phase out of LIBOR to be material to the Company.

At December 31, 2022, we had $385.0 million in unrestricted cash held by our various business subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process for us, driven by the pricing and maturity of our assets and liabilities. We historically have financed our business through cash flows from operations, asset-backed structured financings and the issuance of debt and equity. Details concerning our cash flows for the years ended December 31, 2022 and 2021 are as follows:

•

During the year ended December 31, 2022, we generated $346.1 million of cash flows from operations compared to our generation of $212.4 million of cash flows from operations during the year ended December 31, 2021. The increase in cash provided by operating activities was principally related to an increase in finance and fee collections associated with growing private label credit and general purpose credit card receivables and increased recoveries on charged-off receivables as well as decreased year-over-year payments made to pay federal and state taxes. Collections on receivables have generally benefited from increased consumer payments as a result of government stimulus payments. As the impact of these stimulus payments has largely diminished, consumer payments have returned to historical levels.

•

During the year ended December 31, 2022, we used $680.8 million of cash from our investing activities, compared to use of $475.0 million of cash from investing activities during the year ended December 31, 2021. This increase in cash used is primarily due to significant increases in the level of net investments in the private label credit and general purpose credit card receivables relative to the same period in 2021. While we continue to see increases in consumer spending behavior, the impacts COVID-19 and related economic impacts may have on our ability to acquire new receivables or the impact they may have on consumers' ability to make payments on outstanding loans and fees receivable are unknown.

•

During the year ended December 31, 2022, we generated $261.3 million of cash from financing activities, compared to our generating $510.3 million of cash from financing activities during the year ended December 31, 2021. In both periods, the data reflect borrowings associated with private label credit and general purpose credit card receivables (including $600 million from two asset-backed securitizations associated with our general purpose credit card receivables) offset by net repayments of amortizing debt facilities as payments are made on the underlying receivables that serve as collateral. Further, during the second and third quarters of 2021, we issued Series B Preferred Stock, which resulted in net proceeds (after associated expenses) of $75.3 million. During November 2021 we issued $150.0 million aggregate principal amount of senior notes which resulted in net proceeds (after associated expenses) of $142.8 million. Offsetting capital raised through the preferred stock issuance and senior note issuance was the repurchase and redemption of $33.8 million in face amount of our outstanding convertible senior notes for $54.3 million in cash (including accrued interest) and purchases of $25.2 million of our outstanding common stock pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations. Additionally, we purchased and retired $89.0 million of our common stock during the year ended December 31, 2022 pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

Commitments and Contingencies

We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur; we refer to these arrangements as contingent commitments. We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 11, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

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

Measurements for Loans, Interest and Fees Receivable at Fair Value and Notes Payable Associated with Structured Financings at Fair Value

Our valuation of loans, interest and fees receivable, at fair value is based on the present value of future cash flows using a valuation model of expected cash flows and the estimated cost to service and collect those cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally-developed estimates of assumptions third-party market participants would use in determining fair value, including estimates of gross yield billed by our bank partner, payment rates by consumers, expected credit loss rates due to non-payment on the receivables, expected servicing costs to collect cashflows, and discount rates which approximate required returns by a purchaser of expected cash flows. These valuation models are calculated by combining similarly priced loans and vintages to determine a stream of expected cash flows. The individual pools of cash flows are then aggregated to determine the total expected cash flows on the outstanding receivable at a given measurement period. Similarly, our valuation of notes payable associated with structured financings, at fair value (in periods when these notes were outstanding) is based on the present value of future cash flows utilized in repayment of the outstanding principal and interest under the facilities using a valuation model of expected cash flows net of the contractual service expenses within the facilities.

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

Allowance for Uncollectible Loans, Interest and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on consumers, we establish an allowance for uncollectible loans, interest and fees receivable as an estimate of the probable losses inherent within those loans, interest and fees receivable that we do not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans in our Auto Finance segment. These loans are further divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique to each type of receivable pool: historical loss rates on similar loans; current delinquency and roll-rate trends which may indicate consumer loss rates in excess or less than those which historical trends might suggest; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers such as inflation or other macro-economic changes; changes in underwriting criteria; and estimated recoveries. These inputs are considered in conjunction with (and potentially reduced by) any unearned fees and discounts that may be applicable for an outstanding loan receivable. To the extent that actual results differ from our estimates of uncollectible loans, interest and fees receivable, our results of operations and liquidity could be materially affected.

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

Interest Rate Risk

Interest rate risk reflects the risk that, as interest rates rise on secured debt, we are unable to reprice the underlying assets that serve as collateral for that debt.  Certain of our financing facilities are priced at spreads over floating interest rates (such as SOFR or the Prime Rate) and, as such, increases in those rates could have a negative impact on our results of operations. We mitigate this risk by minimizing the amount of debt subject to interest rate fluctuations with the significant majority of our debt facilities bearing fixed interest rates.  To the extent interest rates on our non-fixed interest rate facilities increase, our margin (between a floating cost of funds and a fixed rate interest income stream on the underlying collateral) may become compressed to the extent we are unable to reprice those assets.

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

		Impact on Pre-Tax earnings if Interest Rates:
	As of December 31, 2022	Increase 100 Basis Points	Decrease 100 Basis Points
Notes payable subject to interest rate risk	$154.8	$(1.5)	$1.5

Credit Risk

Credit risk is the risk of default that results from a consumer who is unwilling or unable to pay his or her receivable balance.  Most receivables associated with our private label credit and general purpose credit cards serve as collateral on debt for which creditors do not have recourse against the general assets of the Company. As such, for these assets, our credit risk is limited to repurchase obligations due to fraud or origination defects.  For those assets that do not serve as collateral for debt or for which creditors on collateralized debt have recourse against the general assets of the Company, we are subject to credit risk to the extent we are not able to fully recover the principal balance of the receivable.  We minimize this risk through a robust underwriting and fraud detection process designed to minimize losses and comply with applicable laws and our standards. In addition, we believe this risk is mitigated by our deep experience in customer service and collections from more than 25 years of operations.

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by 10% for the next 12 months.  The sensitivity does not factor in other associative impacts that could occur in such a scenario.  This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross.  Actual results could differ materially from these estimates:

		Impact if Credit Loss Rates:
	As of December 31, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,818.0	$1,696.4	$1,942.4
Loans, interest and fees receivable, net	$87.4	$87.3	$87.6
Income (loss) before income taxes		$(121.7)	$124.6

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in required market rates of return by 10%.  The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included all of our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross.  Actual results could differ materially from these estimates:

		Impact if Discount Rates:
	As of December 31, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,818.0	$1,785.4	$1,851.6
Income (loss) before income taxes		$(32.6)	$33.6

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

The following table summarizes (in millions) the potential effect on pre-tax earnings and the potential effect on the fair values of loans on our consolidated balance sheet as of December 31, 2022, based on a sensitivity analysis performed by management assuming an immediate hypothetical change in payment rates by 10% for the next 12 months.  The sensitivity does not factor in other associative impacts that could occur in such a scenario.  This could include both active and passive account actions including limiting purchases, assessments of additional fees or increases in interest rates. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included only our loans, interest and fees receivable, at fair value.  Actual results could differ materially from these estimates:

		Impact if Payment Rates:
	As of December 31, 2022	Increase 10 Percent	Decrease 10 Percent
Loans, interest and fees receivable, at fair value	$1,818.0	$1,831.0	$1,804.1
Income (loss) before income taxes		$13.0	$(13.9)

Counterparty Risk

We are subject to risk if a counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to acquire loans. We seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of December 31, 2022, we had total borrowings associated with our loans, interest and fees receivable, at fair value and our loans, interest and fees receivable, gross of $1.6 billion. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding and Capital Resources" and Note 10 “Notes Payable” to our consolidated financial statements included herein for further information on our outstanding Notes Payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Act) was carried out on behalf of Atlanticus Holdings Corporation and our subsidiaries by our management and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). Based upon the evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management of Atlanticus Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Act) for Atlanticus Holdings Corporation and our subsidiaries. Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013 framework).

Based on our evaluation under the COSO 2013 framework, management has concluded that internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. BDO's report is on page F-1 of the attached financial statements.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders in the sections entitled “Proposal One: Election of Directors,” “Executive Officers of Atlanticus,” “Delinquent Section 16(a) Reports” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
3.1	Amended and Restated Articles of Incorporation	November 8, 2022, Form 10-Q, exhibit 3.1
3.1(a)	Articles of Amendment Establishing Cumulative Convertible Preferred Stock, Series A (included as Exhibit B to Exhibit 3.1 hereto)	November 8, 2022, Form 10-Q, exhibit 3.1
3.1(b)	Amended and Restated Articles of Amendment Establishing the 7.625% Series B Cumulative Perpetual Preferred Stock (included as Exhibit C to Exhibit 3.1 hereto)	November 8, 2022, Form 10-Q, exhibit 3.1
3.2	Amended and Restated Bylaws (as amended through May 12, 2017)	May 16, 2017, Form 8-K, exhibit 3.2
4.1	Description of Atlanticus Holdings Corporation's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	March 15, 2022, Form 10-K, exhibit 4.1
4.2	Form of common stock certificate	March 30, 2016, Form 10-K, exhibit 4.1
4.3	Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank National Association, as trustee	November 22, 2021, Form 8-K, exhibit 4.1
4.4	First Supplemental Indenture, dated as of November 22, 2021, by and between Atlanticus Holdings Corporation and U.S. Bank National Association, as trustee	November 22, 2021, Form 8-K, exhibit 4.2
4.5	Form of 6.125% Senior Notes due 2026 (included in Exhibit 4.4)	November 22, 2021, Form 8-K, exhibit 4.3
10.1	Stockholders Agreement dated as of April 28, 1999	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Fourth Amended and Restated 2014 Equity Incentive Plan	April 11, 2019, Definitive Proxy Statement on Schedule 14A, Appendix A
10.2(a)†	Form of Restricted Stock Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.2
10.2(b)†	Form of Restricted Stock Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.3
10.2(c)†	Form of Stock Option Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.4
10.2(d)†	Form of Stock Option Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.5
10.2(e)†	Form of Restricted Stock Unit Agreement–Directors	August 14, 2019, Form 10-Q, exhibit 10.6
10.2(f)†	Form of Restricted Stock Unit Agreement–Employees	August 14, 2019, Form 10-Q, exhibit 10.7
10.3†	Second Amended and Restated Employee Stock Purchase Plan	April 10, 2018, Definitive Proxy Statement on Schedule 14A, Appendix A
10.4†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and David G. Hanna	May 14, 2021, Form 10-Q, exhibit 10.1
10.5†	Amended and Restated Employment Agreement, dated March 18, 2021, between Atlanticus Holdings Corporation and Jeffrey A. Howard	May 14, 2021, Form 10-Q, exhibit 10.2
10.6†	Employment Agreement for William R. McCamey	March 28, 2014, Form 10-K, exhibit 10.8
10.7†	Amended and Restated Consultant Agreement, dated May 1, 2020, between Atlanticus Services Corporation and Denise M. Harrod	May 14, 2021, Form 10-Q, exhibit 10.4
10.8†	Outside Director Compensation Package	November 8, 2022, Form 10-Q, exhibit 10.1
10.9

Amended and Restated Note Purchase Agreement, dated March 1, 2010, among Merrill Lynch Mortgage Capital Inc., CCFC Corp. (formerly CompuCredit Funding Corp.), Atlanticus Services Corporation (formerly CompuCredit Corporation), and CompuCredit Credit Card Master Note Business Trust

June 25, 2010, Form 8-K/A, exhibit 10.1
10.10	Assumption Agreement dated June 30, 2009 between Atlanticus Holdings Corporation (formerly CompuCredit Holdings Corporation) and Atlanticus Services Corporation (formerly CompuCredit Corporation)	July 7, 2009, Form 8-K, exhibit 10.1
10.11	Master Indenture for Perimeter Master Note Business Trust, dated February 8, 2017, among Perimeter Master Note Business Trust, U.S. Bank National Association and Atlanticus Services Corporation	May 15, 2017, Form 10-Q, exhibit 10.1
10.11(a)*	Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated February 8, 2017	March 15, 2022, Form 10-K, exhibit 10.11(a)
10.11(b)*	Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated June 11, 2018	March 30, 2020, Form 10-K, exhibit 10.11(a)

Exhibit Number	Description of Exhibit	Incorporated by Reference from Atlanticus’ SEC Filings Unless Otherwise Indicated(1)
10.11(c)*	First Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated November 16, 2018	March 30, 2020, Form 10-K, exhibit 10.11(b)
10.11(d)*	Second Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated September 20, 2019	March 30, 2020, Form 10-K, exhibit 10.11(c)
10.11(e)	Third Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated November 13, 2019	March 30, 2020, Form 10-K, exhibit 10.11(d)
10.11(f)*	Fourth Amendment to the Amended and Restated Series 2017-One Indenture Supplement for Perimeter Master Note Business Trust, dated January 23, 2020	March 30, 2020, Form 10-K, exhibit 10.11(e)
10.11(g)*	Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated November 16, 2018	March 30, 2020, Form 10-K, exhibit 10.11(f)
10.11(h)*	First Amendment to the Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated October 9, 2019	March 30, 2020, Form 10-K, exhibit 10.11(g)
10.11(i)	Second Amendment to the Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated November 13, 2019	March 30, 2020, Form 10-K, exhibit 10.11(h)
10.11(j)*	Third Amendment to Series 2018-Three Indenture Supplement for Perimeter Master Note Business Trust, dated January 23, 2020	March 30, 2020, Form 10-K, exhibit 10.11(i)
10.11(k)*

Purchase Agreement, dated February 8, 2017, among TSO-Fortiva Notes Holdco LP, TSO-Fortiva Certificate Holdco LP, Perimeter Funding Corporation, Atlanticus Services Corporation and Perimeter Master Note Business Trust

March 15, 2022, Form 10-K, exhibit 10.11(k)
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 14, 2023.

Atlanticus Holdings Corporation

By:	/s/ Jeffrey A. Howard
Jeffrey A. Howard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey A. Howard Jeffrey A. Howard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023

/s/William R. McCamey William R. McCamey	Chief Financial Officer (Principal Financial Officer)	March 14, 2023

/s/Mitchell C. Saunders Mitchell C. Saunders	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2023

/s/David G. Hanna David G. Hanna	Executive Chairman of the Board	March 14, 2023

/s/Denise M. Harrod Denise M. Harrod	Director	March 14, 2023

/s/Deal W. Hudson Deal W. Hudson	Director	March 14, 2023

/s/Dennis H. James Dennis H. James	Director	March 14, 2023

/s/Joann G. Jones Joann G. Jones	Director	March 14, 2023

/s/Mack F. Mattingly Mack F. Mattingly	Director	March 14, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Atlanticus Holdings Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 14, 2023 expressed an unqualified opinion thereon.

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

March 14, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atlanticus Holdings Corporation

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanticus Holdings Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate(s) to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter(s) does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Loans, Interest and Fees Receivable, at Fair Value.

As described in Note 2 and Note 6 to the Company’s consolidated financial statements, the Company has outstanding loans, interest, and fees receivable, at fair value of $1,818 million at December 31, 2022. As of January 1, 2022 all receivables associated with the Company’s private label credit and general purpose credit cards are included within loans, interest, and fees receivable, at fair value. The Company estimates the fair value of these receivables using a discounted cash flow model and reevaluates their fair value at the end of each quarter. The discounted cash flow model assumptions used to determine the performance expectation include timing of expected cash flows and discount rates. The impact of changes in the fair value of loans, interest, and fees receivable, at fair value is reflected within the period incurred and can have a material impact on the financial results of the Company.

We identified the significant assumptions used by the Company in the discounted cash flow model used to estimate the fair value of outstanding loans, interest, and fees receivable, at fair value to be a critical audit matter. The significant assumptions impacting the fair value calculation include the timing of expected cash flows and discount rates applied. Auditing these significant assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters including the involvement of individuals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding, assessing the design and testing the operating effectiveness of controls over the Company’s estimate of the fair value of loans, interest and fees receivable, including controls over management’s review of the significant assumptions and the completeness and accuracy of data used to develop the fair value calculation.
●	Testing the relevance and reliability of data related to the assumptions by agreeing data to internal and external third-party sources.
●	Evaluating the assumptions used for the timing of expected cash flows by comparing to historical performance to determine if such assumptions were relevant, reliable, and reasonable for the purpose used, including consideration of evidence (e.g., external economic data and peer data) that may be contradictory to the conclusions reached by management.
●	Involving professionals with specialized skills and knowledge in valuation to assist in the evaluation of the reasonableness of discount rates assumptions used by management to determine the fair value by comparing to market-based discount rates to determine if such assumptions were relevant, reliable, and reasonable for the purpose used, including consideration of evidence (e.g., external economic data, peer data, internal company data) that may be contradictory to the conclusion reached by management.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

March 14, 2023

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	December 31,
	2022	2021

Assets
Unrestricted cash and cash equivalents (including $202.2 million and $209.5 million associated with variable interest entities at December 31, 2022 and December 31, 2021, respectively)	$384,984	$409,660
Restricted cash and cash equivalents (including $27.6 million and $75.9 million associated with variable interest entities at December 31, 2022 and December 31, 2021, respectively)	48,208	96,968
Loans, interest and fees receivable:
Loans, interest and fees receivable, at fair value (including $1,735.9 million and $925.5 million associated with variable interest entities at December 31, 2022 and December 31, 2021, respectively)	1,817,976	1,026,424
Loans, interest and fees receivable, gross (including $0 and $369.6 million associated with variable interest entities at December 31, 2022 and December 31, 2021, respectively)	105,267	470,293
Allowances for uncollectible loans, interest and fees receivable (including $0 and $55.1 million associated with variable interest entities at December 31, 2022 and December 31, 2021, respectively)	(1,643)	(57,201)
Deferred revenue (including $0 and $8.2 million associated with variable interest entities at December 31, 2022 and December 31, 2021, respectively)	(16,190)	(29,281)
Net loans, interest and fees receivable	1,905,410	1,410,235
Property at cost, net of depreciation	10,013	7,335
Operating lease right-of-use assets	11,782	4,016
Prepaid expenses and other assets	27,417	15,649
Total assets	$2,387,814	$1,943,863
Liabilities
Accounts payable and accrued expenses	$44,332	$42,287
Operating lease liabilities	20,112	4,842
Notes payable, net (including $1,586.0 million and $1,223.4 million associated with variable interest entities at December 31, 2022 and December 31, 2021, respectively)	1,653,306	1,278,864
Senior notes, net	144,385	142,951
Income tax liability	60,689	47,770
Total liabilities	1,922,824	1,516,714

Commitments and contingencies (Note 11)

Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 400,000 shares issued and outstanding at December 31, 2022 (liquidation preference - $40.0 million); 400,000 shares issued and outstanding at December 31, 2021 (Note 4) (1)	40,000	40,000
Class B preferred units issued to noncontrolling interests (Note 4)	99,950	99,650

Shareholders' Equity
Series B preferred stock, no par value, 3,204,640 shares issued and outstanding at December 31, 2022 (liquidation preference - $80.1 million); 3,188,533 shares issued and outstanding at December 31, 2021 (1)	—	—
Common stock, no par value, 150,000,000 shares authorized: 14,453,415 and 14,804,408 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Paid-in capital	121,996	227,763
Retained earnings	204,415	60,236
Total shareholders’ equity	326,411	287,999
Noncontrolling interests	(1,371)	(500)
Total equity	325,040	287,499
Total liabilities, preferred stock and equity	$2,387,814	$1,943,863

(1) Both the Series A preferred stock and the Series B preferred stock have no par value and are part of the same aggregate 10,000,000 shares authorized.

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Year Ended
	2022	2021	2020
Revenue:
Consumer loans, including past due fees	$786,235	$518,783	$410,616
Fees and related income on earning assets	217,071	194,466	133,960
Other revenue	42,798	30,606	15,431
Total operating revenue, net	1,046,104	743,855	560,007
Other non-operating revenue	809	4,201	3,403
Total revenue	1,046,913	748,056	563,410

Interest expense	(81,851)	(54,127)	(51,548)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(1,252)	(36,455)	(142,719)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(577,069)	(218,733)	(108,548)
Net margin	386,741	438,741	260,595

Operating expense:
Salaries and benefits	43,063	34,024	29,079
Card and loan servicing	95,428	75,397	63,047
Marketing and solicitation	62,403	56,635	35,012
Depreciation	2,175	1,493	1,247
Other	34,400	22,180	17,819
Total operating expense	237,469	189,729	146,204
Loss on repurchase and redemption of convertible senior notes	—	29,439	—
Income before income taxes	149,272	219,573	114,391
Income tax expense	(14,660)	(41,784)	(20,474)
Net income	134,612	177,789	93,917
Net loss attributable to noncontrolling interests	985	113	203
Net income attributable to controlling interests	135,597	177,902	94,120
Preferred dividends and discount accretion	(25,076)	(22,363)	(17,070)
Net income attributable to common shareholders	$110,521	$155,539	$77,050
Net income attributable to common shareholders per common share—basic	$7.55	$10.32	$5.32
Net income attributable to common shareholders per common share—diluted	$5.83	$7.56	$3.95

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Temporary Equity

For the Years Ended December 31, 2022 and 2021

(Dollars in thousands)

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2019	—	$—	15,885,314	$—	$212,692	$(211,786)	$(571)	$335	$49,050	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(300)	—	—	(300)	300	—
Preferred dividends	—	—	—	—	(16,770)	—	—	(16,770)	—	—
Stock option exercises and proceeds related thereto	—	—	407,533	—	1,326	—	—	1,326	—	—
Compensatory stock issuances, net of forfeitures	—	—	68,040	—	—	—	—	—	—	—
Contributions by preferred shareholders	—	—	—	—	—	—	—	—	50,000
Stock-based compensation costs	—	—	—	—	1,355	—	—	1,355	—	—
Redemption and retirement of shares	—	—	(245,534)	—	(3,353)	—	—	(3,353)	—	—
Net income (loss)	—	—	—	—	—	94,120	(203)	93,917	—	—
Balance at December 31, 2020	—	$—	16,115,353	$—	$194,950	$(117,666)	$(774)	$76,510	$99,350	$40,000
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(300)	—	—	(300)	300	—
Preferred dividends	—	—	—	—	(22,063)	—	—	(22,063)	—	—
Stock option exercises and proceeds related thereto	—	—	526,015	—	1,885	—	—	1,885	—	—
Compensatory stock issuances, net of forfeitures	—	—	56,654	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	3,188,533	—	—	—	75,270	—	—	75,270	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	387	387	—	—
Stock-based compensation costs	—	—	—	—	3,240	—	—	3,240	—	—
Redemption and retirement of shares	—	—	(1,893,614)	—	(25,219)	—	—	(25,219)	—	—
Net income (loss)	—	—	—	—	—	177,902	(113)	177,789		—
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000

See accompanying notes.

	Series B Preferred Stock		Common Stock						Temporary Equity
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Equity	Class B Preferred Units	Series A Preferred Stock
Balance at December 31, 2021	3,188,533	$—	14,804,408	$—	$227,763	$60,236	$(500)	$287,499	$99,650	$40,000
Cumulative effects from adoption of the CECL standard			—	—	—	8,582	—	8,582	—	—
Accretion of discount associated with issuance of subsidiary equity	—	—	—	—	(300)	—	—	(300)	300	—
Discount associated with repurchase of preferred stock	—	—	—	—	18	—	—	18	—	—
Preferred dividends	—	—	—	—	(24,794)	—	—	(24,794)	—	—
Stock option exercises and proceeds related thereto	—	—	1,211,141	—	3,731	—	—	3,731	—	—
Compensatory stock issuances, net of forfeitures	—	—	112,027	—	—	—	—	—	—	—
Issuance of series B preferred stock, net	19,607	—	—	—	437	—	—	437	—	—
Contributions by owners of noncontrolling interests	—	—	—	—	—	—	114	114	—	—
Stock-based compensation costs	—	—	—	—	4,167	—	—	4,167	—	—
Redemption and retirement of preferred shares	(3,500)	—	—	—	(87)	—	—	(87)	—	—
Redemption and retirement of common shares	—	—	(1,674,161)	—	(88,939)	—	—	(88,939)	—	—
Net income (loss)	—	—	—	—	—	135,597	(985)	134,612	—	—
Balance at December 31, 2022	3,204,640	$—	14,453,415	$—	$121,996	$204,415	$(1,371)	$325,040	$99,950	$40,000

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$134,612	$177,789	$93,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	4,848	2,494	7,952
Provision for losses on loans, interest and fees receivable	1,252	36,455	142,719
Interest expense from accretion of discount on notes	—	453	585
Income from accretion of merchant fees and discount associated with receivables purchases	(137,179)	(166,266)	(110,402)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	577,069	218,733	108,548
Amortization of deferred loan costs	5,101	5,114	5,137
Income from equity-method investments	—	(16)	(456)
Loss on repurchase and redemption of convertible senior notes	—	29,439	—
Stock-based compensation costs	4,167	3,240	1,355
Lease liability payments	(4,053)	(10,470)	(10,278)
Gain on sale of property	—	(599)	—
Changes in assets and liabilities:
Increase in uncollected fees on earning assets	(252,704)	(111,807)	(43,319)
Increase in income tax liability	10,412	21,838	20,147
Increase in accounts payable and accrued expenses	4,260	6,005	(3,096)
Other	(1,655)	(36)	(75)
Net cash provided by operating activities	346,130	212,366	212,734

Investing activities
Investments in equity-method investee	—	(398)	—
Proceeds from equity-method investee	—	560	998
Proceeds from recoveries on charged off receivables	32,361	14,065	13,781
Investments in earning assets	(2,544,477)	(2,018,760)	(1,330,980)
Proceeds from earning assets	1,836,183	1,535,500	1,024,375
Sale of property	—	1,100	—
Purchases and development of property, net of disposals	(4,852)	(7,089)	(749)
Net cash used in investing activities	(680,785)	(475,022)	(292,575)

Financing activities
Noncontrolling interests contributions	114	387	50,000
Proceeds from issuance of Series B preferred stock, net of issuance costs	437	75,270	—
Preferred dividends	(24,793)	(21,809)	(13,561)
Proceeds from exercise of stock options	3,731	1,885	1,326
Purchase and retirement of outstanding stock	(89,008)	(25,219)	(3,353)
Proceeds from issuance of Senior notes, net of issuance costs	—	142,832	—
Proceeds from borrowings	680,527	923,477	588,229
Repayment of borrowings	(309,753)	(586,495)	(460,256)
Net cash provided by financing activities	261,255	510,328	162,385
Effect of exchange rate changes on cash	(36)	(5)	23
Net (decrease) increase in cash and cash equivalents and restricted cash	(73,436)	247,667	82,567
Cash and cash equivalents and restricted cash at beginning of period	506,628	258,961	176,394
Cash and cash equivalents and restricted cash at end of period	$433,192	$506,628	$258,961
Supplemental cash flow information
Cash paid for interest	$75,357	$47,608	$46,526
Net cash income tax payments	$4,248	$19,946	$327
Increase in accrued and unpaid preferred dividends	$1	$254	$3,209

See accompanying notes.

Atlanticus Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Within our Credit as a Service (“CaaS”) segment, we apply our technology solutions, in combination with the experiences gained, and infrastructure built from servicing over $30 billion in consumer loans over more than 25 years of operating history, to support lenders in offering more inclusive financial services. These products include private label credit and general purpose credit cards originated by lenders through multiple channels, including retailers and healthcare providers, direct mail solicitation, digital marketing and partnerships with third parties. The services of our bank partners are often extended to consumers who may not have access to financing options with larger financial institutions. Our flexible technology solutions allow our bank partners to integrate our paperless process and instant decisioning platform with the existing infrastructure of participating retailers, healthcare providers and other service providers. Using our technology and proprietary predictive analytics, lenders can make instant credit decisions utilizing hundreds of inputs from multiple sources and thereby offer credit to consumers overlooked by many providers of financing who focus exclusively on consumers with higher FICO scores. Atlanticus’ underwriting process is enhanced by artificial intelligence and machine learning, enabling fast, sound decision-making when it matters most.

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

In March 2020, a national emergency was declared under the National Emergencies Act due to a new strain of coronavirus ("COVID-19"). The COVID-19 pandemic has negatively impacted global supply chains and business operations. In addition, rising inflation in 2021 and 2022 resulted in increased costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of businesses and individuals has declined. Russia’s invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both consumers and governments, rising energy costs, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia’s invasion of Ukraine could significantly affect the economic outlook. The duration and severity of the effects of COVID-19 on our financial condition, results of operations and liquidity remain uncertain. Likewise, we do not know the duration and severity of the impact of COVID-19 on all members of the Company’s ecosystem – our bank partner, merchants and consumers – as well as our employees. We continue to monitor the ongoing pandemic, have modified certain business practices, including offering consumers greater payment flexibility. These and similar practices have also been adopted by certain of our third party service partners.

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

Unrestricted Cash and Cash Equivalents

Unrestricted cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market. We maintain unrestricted cash and cash equivalents for general operating purposes and to meet our longer term debt obligations. We maintain our cash and cash equivalents in accounts at regulated domestic financial institutions in amounts that exceed FDIC insured amounts of approximately $4.5 million based on our current banking relationships.

Restricted Cash

Restricted cash as of December 31, 2022 and 2021 includes certain collections on loans, interest and fees receivable, the cash balances of which are required to be distributed to noteholders under our debt facilities. Our restricted cash balances also include minimum cash balances held in accounts at the request of certain of our business partners.

Loans, Interest and Fees Receivable

We maintain two categories of Loans, Interest and Fees Receivable on our consolidated balance sheets: those that are carried at fair value (Loans, interest and fees receivable, at fair value) and those that are carried at net amortized cost (Loans, interest and fees receivable, gross). For both categories of loans, interest and fees receivable, other than our Auto Finance receivables, interest and fees are discontinued when loans, interest and fees receivable become contractually 90 or more days past due. We charge off our CaaS receivables, against our Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value, when they become contractually more than 180 days past due.  We charge off our Auto Finance segment receivables, against our Allowance for uncollectible loans, interest and fees receivable, when they become contractually more than 180 days past due. For all of our receivables portfolios, we charge off receivables within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, in some cases of death, we do not charge off receivables if there is a surviving, contractually liable individual or estate large enough to pay the debt in full.

We adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2022. This ASU requires the use of an impairment model (the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses. The ASU also allows for a one-time fair value election for receivables. Upon adoption, we elected the fair value option for all remaining loans receivable associated with our private label credit and general purpose credit card platform previously measured at amortized cost and recorded an increase to our Allowances for uncollectible loans, interest and fees receivable for our remaining Loans, interest and fees receivable associated with our Auto Finance segment. The adoption of CECL resulted in an increase to our opening balance of retained earnings of $8.6 million.

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

Loans, Interest and Fees Receivable, Gross. Our loans, interest and fees receivable, gross, currently consist of receivables associated with our Auto Finance segment’s operations. Prior to January 1, 2022 this category of receivable also included a portion (those which were not part of our Fair Value Receivables) of our private label credit and general purpose credit card receivables within our CaaS segment. Our CaaS segment loans, interest and fees receivable generally are unsecured, while our Auto Finance segment loans, interest and fees receivable generally are secured by the underlying automobiles for which we hold the vehicle title. We purchased auto loans with outstanding principal of $214.7 million and $194.8 million for the years ended December 31, 2022 and 2021, respectively, through our pre-qualified network of independent automotive dealers and automotive finance companies.

We show both an allowance for uncollectible loans, interest and fees receivable and unearned fees (or “deferred revenue”) for our loans, interest and fees receivable that are not carried at fair value. Upon adoption of CECL, the allowance is an estimate of the expected losses (rather than incurred losses) inherent within loans, interest and fees receivable that the Company does not report at fair value. Our loans, interest and fees receivable consist of smaller-balance, homogeneous loans. While each of these categories has unique features, they share many of the same credit risk characteristics and thus share a similar approach to the establishment of an allowance for credit losses. Each portfolio is divided into pools based on common characteristics such as contract or acquisition channel. For each pool, we determine the necessary allowance for uncollectible loans, interest and fees receivable by analyzing some or all of the following unique attributes for each type of receivable pool: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account has been in existence; the effects of changes in the economy on consumers; changes in underwriting criteria; and estimated recoveries. We may further reduce the expected charge-off, taking into consideration specific dealer level reserves which may allow us to offset our losses and, in the case of secured loans, the impact of collateral available to offset a potential loss.

A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans, interest and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary. We may individually evaluate a receivable or pool of receivables for impairment if circumstances indicate that the receivable or pool of receivables may be at higher risk for nonperformance than other receivables (e.g., if a particular retail or auto-finance partner has indications of non-performance (such as a bankruptcy) that could impact the underlying pool of receivables we purchased from the partner).

Certain of our loans, interest and fees receivable (including those receivables associated with our private label credit and general purpose credit card receivables prior to their adoption of fair value accounting) also contain components of deferred revenue including merchant fees on the purchases of receivables for our private label credit receivables, loan discounts on the purchase of our auto finance receivables and annual fee billings for our general purpose credit card receivables. Our private label credit, general purpose credit card and auto finance loans, interest and fees receivable include principal balances and associated fees and interest due from customers which are earned each period a loan is outstanding, net of the unearned portion of merchant fees, annual fees and loan discounts. As of December 31, 2022 and December 31, 2021, the weighted average remaining accretion period for the $16.2 million and $29.3 million of deferred revenue reflected in the consolidated balance sheets was 27 months and 15 months, respectively. Included within deferred revenue, are discounts on purchased auto loans of $16.2 million as of December 31, 2022 and merchant fees and discounts of $20.4 million as of December 31, 2021.

As a result of the COVID-19 pandemic and subsequent declaration of a national emergency in March 2020 under the National Emergencies Act and the associated government policy responses and corresponding inflation, certain consumers have been offered the ability to defer their payment without penalty during the national emergency period. In March 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” ("COVID-19 Guidance"). The COVID-19 Guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. In accordance with the COVID-19 Guidance, certain consumers negatively impacted by COVID-19 have been provided short-term payment deferrals and fee waivers. Receivables enrolled in these short-term payment deferrals continue to accrue interest and their delinquency status will not change through the deferment period. Through December 31, 2022 we continued to actively work with consumers that indicated hardship as a result of COVID-19 and inflation pressure; however, the number of impacted consumers is a small part of our overall receivable base. In order to establish appropriate reserves for this population, we considered various factors such as subsequent payment behavior and additional requests by the consumer for further deferrals or hardship claims.

Our CaaS segment consists of two classes of receivable: credit cards and other unsecured lending products. A roll-forward (in millions) of our allowance for uncollectible loans, interest and fees receivable by class of receivable is as follows:

For the Year Ended December 31, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)
Cumulative effects from adoption of fair value under the CECL standard	43.4	—	12.4	55.8
Cumulative effects from adoption of the CECL standard	—	(0.2)	—	(0.2)
Provision for credit losses	—	(1.3)	—	(1.3)
Charge-offs	—	2.6	—	2.6
Recoveries	—	(1.3)	—	(1.3)
Balance at end of period	$—	$(1.6)	$—	$(1.6)

As of December 31, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$—	$—	$—
Balance at end of period collectively evaluated for impairment	$—	$(1.6)	$—	$(1.6)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$—	$105.3	$—	$105.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$—	$—	$—
Loans, interest and fees receivable collectively evaluated for impairment	$—	$105.3	$—	$105.3

For the Year Ended December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)
Provision for credit losses	(34.9)	(0.2)	(1.4)	(36.5)
Charge-offs	88.6	1.5	31.1	121.2
Recoveries	(8.9)	(1.0)	(7.0)	(16.9)
Balance at end of period	$(43.4)	$(1.4)	$(12.4)	$(57.2)

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.1)	$—	$(0.1)
Balance at end of period collectively evaluated for impairment	$(43.4)	$(1.3)	$(12.4)	$(57.1)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Loans, interest and fees receivable individually evaluated for impairment	$—	$0.4	$—	$0.4
Loans, interest and fees receivable collectively evaluated for impairment	$259.5	$94.2	$116.2	$469.9

For the Year Ended December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at beginning of period	$(121.3)	$(1.6)	$(63.4)	$(186.3)
Provision for credit losses	(112.1)	(2.0)	(28.6)	(142.7)
Charge-offs	155.1	3.0	72.1	230.2
Recoveries	(9.9)	(1.1)	(15.2)	(26.2)
Balance at end of period	$(88.2)	$(1.7)	$(35.1)	$(125.0)

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
Allowance for uncollectible loans, interest and fees receivable:
Balance at end of period individually evaluated for impairment	$—	$(0.3)	$—	$(0.3)
Balance at end of period collectively evaluated for impairment	$(88.2)	$(1.4)	$(35.1)	$(124.7)
Loans, interest and fees receivable:
Loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Loans, interest and fees receivable individually evaluated for impairment	$—	$2.3	$—	$2.3
Loans, interest and fees receivable collectively evaluated for impairment	$364.2	$90.9	$210.2	$665.3

Delinquent loans, interest and fees receivable reflect the principal, fee and interest components of loans we did not collect on or prior to the contractual due date. Amounts we believe we will not ultimately collect are included as a component in our overall allowance for uncollectible loans, interest and fees receivable.

Recoveries, noted above, consist of amounts received from the efforts of third-party collectors and through the sale of charged-off accounts to unrelated third parties. All proceeds received, associated with charged-off accounts, are credited to the allowance for uncollectible loans, interest and fees receivable and effectively offset our provision for losses on loans, interest and fees receivable recorded at amortized cost on our consolidated statements of income. For the year ended December 31, 2022, $1.3 million of our recoveries noted above related to collections from third-party collectors and $0.0 million related to sales of charged-off accounts to unrelated third parties. For the year ended December 31, 2021, $8.7 million of our recoveries noted above related to collections from third-party collectors we employ and $8.2 million related to sales of charged-off accounts to unrelated third parties. For the year ended December 31, 2020, $12.4 million of our recoveries noted above related to collections from third-party collectors we employ and $13.8 million related to sales of charged-off accounts to unrelated third parties.

We consider loan delinquencies a key indicator of credit quality because this measure provides the best ongoing estimate of how a particular class of receivables is performing. An aging of our delinquent loans, interest and fees receivable, gross (in millions) by class of receivable is as follows:

As of December 31, 2022	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$—	$8.5	$—	$8.5
60-89 days past due	—	3.0	—	3.0
90 or more days past due	—	2.1	—	2.1
Delinquent loans, interest and fees receivable, gross	—	13.6	—	13.6
Current loans, interest and fees receivable, gross	—	91.7	—	91.7
Total loans, interest and fees receivable, gross	$—	$105.3	$—	$105.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.7	$—	$1.7

As of December 31, 2021	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$7.3	$7.0	$3.3	$17.6
60-89 days past due	6.9	2.5	2.6	12.0
90 or more days past due	17.9	1.8	6.8	26.5
Delinquent loans, interest and fees receivable, gross	32.1	11.3	12.7	56.1
Current loans, interest and fees receivable, gross	227.4	83.3	103.5	414.2
Total loans, interest and fees receivable, gross	$259.5	$94.6	$116.2	$470.3
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

As of December 31, 2020	Credit Cards	Auto Finance	Other Unsecured Lending Products	Total
30-59 days past due	$12.4	$7.6	$5.1	$25.1
60-89 days past due	8.0	2.8	3.8	14.6
90 or more days past due	19.9	2.1	9.5	31.5
Delinquent loans, interest and fees receivable, gross	40.3	12.5	18.4	71.2
Current loans, interest and fees receivable, gross	323.9	80.7	191.8	596.4
Total loans, interest and fees receivable, gross	$364.2	$93.2	$210.2	$667.6
Balance of loans greater than 90-days delinquent still accruing interest and fees	$—	$1.5	$—	$1.5

Troubled Debt Restructurings

As part of ongoing collection efforts, once an account, the receivable of which is included in our CaaS segment, becomes 90 days or more past due, the related receivable is placed on a non-accrual status. Placement on a non-accrual status results in the use of programs under which the contractual interest associated with a receivable  may be reduced or eliminated, or a certain amount of accrued fees is waived, provided a minimum number or amount of payments have been made. Following this adjustment, if a customer we serve demonstrates a willingness and ability to resume making monthly payments and meets certain additional criteria, the customer’s account is re-aged. When an account is re-aged, the status of the account is adjusted to bring a delinquent account current, but generally no further modifications to the payment terms or amounts owed are made. Once an account is placed on a non-accrual status, it is closed for further purchases. Accounts that are placed on a non-accrual status and thereafter make at least one payment qualify as troubled debt restructurings (“TDRs”). The above referenced COVID-19 Guidance issued by federal bank regulatory agencies, in consultation with the Financial Accounting Standards Board (“FASB”) staff, concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID-19 and whose accounts were less than 30 days past due as of the implementation date of a relief program are not TDRs. Although we are not a financial institution and therefore not directly subject to the COVID-19 Guidance, we believe this constitutes an interpretation of GAAP and therefore should be applied to our accounting circumstances. As a result, the below tables exclude certain accounts that are included under that guidance.

The following table details by class of receivable, the number and amount of modified loans, including TDRs that have been re-aged:

	As of
	December 31, 2022		December 31, 2021		December 31, 2020
	Private label credit	General purpose credit card	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of TDRs	24,594	171,729	14,919	39,322	12,394	37,784
Number of TDRs that have been re-aged	2,499	28,598	812	2,035	2,788	7,846
Amount of TDRs on non-accrual status (in thousands)	$31,350	$119,785	$17,152	$25,154	$14,537	$26,989
Amount of TDRs on non-accrual status above that have been re-aged (in thousands)	$4,606	$24,440	$1,205	$1,553	$4,662	$6,890
Carrying value of TDRs (in thousands)	$18,827	$70,519	$11,173	$15,502	$9,583	$14,287
TDRs - Performing (carrying value, in thousands)*	$15,001	$59,735	$8,797	$13,387	$7,420	$11,855
TDRs - Nonperforming (carrying value, in thousands)*	$3,826	$10,784	$2,376	$2,115	$2,163	$2,432
 *“TDRs - Performing” include accounts that are current on all amounts owed, while “TDRs - Nonperforming” include all accounts with past due amounts owed.

We do not separately reserve or impair these receivables outside of our general reserve process.

The Company modified 232,086, 65,125 and 60,908 accounts in the amount of $230.4 million, $70.0 million and $70.3 million during the twelve month periods ended  December 31, 2022, 2021 and 2020, respectively, that qualified as TDRs. The following table details by class of receivable, the number of accounts and balance of loans that completed a modification (including those that were classified as TDRs) within the prior twelve months and subsequently defaulted.

	Twelve Months Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Private label credit	General purpose credit card	Private label credit	General purpose credit card	Private label credit	General purpose credit card
Number of accounts	7,049	28,714	3,119	7,765	3,065	7,665
Loan balance at time of charge off (in thousands)	$11,302	$22,679	$4,642	$6,455	$4,352	$6,745

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

We periodically review our property to determine if it is impaired. We incurred no impairment costs in 2022 and no impairment costs in 2021.

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

Other revenue

Other revenue includes revenues associated with interchange revenues, servicing income and ancillary product offerings (primarily associated with a credit protection program offered by our issuing bank partner). We recognize these fees as income in the period earned.

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

For the Year Ended December 31, 2022	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$24,926	$—	$24,926
Servicing income	3,259	888	4,147
Service charges and other customer related fees	13,658	67	13,725
Total revenue from contracts with customers	$41,843	$955	$42,798
 (1) Interchange revenue is presented net of customer reward expense.

For the Year Ended December 31, 2021	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$18,134	$—	$18,134
Servicing income	1,871	1,224	3,095
Service charges and other customer related fees	9,317	60	9,377
Total revenue from contracts with customers	$29,322	$1,284	$30,606
 (1) Interchange revenue is presented net of customer reward expense.

For the Year Ended December 31, 2020	CaaS	Auto Finance	Total
Interchange revenues, net (1)	$9,500	$—	$9,500
Servicing income	1,187	994	2,181
Service charges and other customer related fees	3,685	65	3,750
Total revenue from contracts with customers	$14,372	$1,059	$15,431

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

Loss on repurchase and redemption of convertible senior notes

In periods where we repurchased or redeemed outstanding 5.875% convertible senior notes (“convertible senior notes”), we recorded any discount or premium paid for the repurchase or redemption (including accrued interest) relative to the amortized book value of the notes. For the year ended December 31, 2021, we repurchased or redeemed $33.8 million in face amount of our convertible senior notes for $54.3 million in cash (including accrued interest). The repurchase and redemption resulted in an aggregate loss of approximately $29.4 million (including the convertible senior notes’ applicable share of deferred costs, which were written off in connection with the repurchase). Upon acquisition, the notes were retired.

Recent Accounting Pronouncements

In  June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance requires an assessment of credit losses based on expected rather than incurred losses (known as the current expected credit loss model). This generally will result in the recognition of allowances for losses earlier than under current accounting guidance for trade and other receivables, held to maturity debt securities and other instruments. The FASB has added several technical amendments (ASU 2018-19, 2019-04, 2019-10 and 2019-11) to clarify technical aspects of the guidance and applicability to specific financial instruments or transactions. In May 2019, the FASB issued ASU 2019-05, which allows entities to measure assets in the scope of ASC 326-20, except held to maturity securities, using the fair value option when they adopt the new credit impairment standard. The election can be made on an instrument by instrument basis. We adopted ASU 2016-13 beginning January 1, 2022, using the modified retrospective method of adoption. We elected the fair value option for all receivables in our CaaS segment previously measured at amortized cost. For all other receivables, we recorded an increase to our Allowances for uncollectible loans, interest and fees receivable using the current expected credit loss model. As a result of our adoption, we increased our Loans, interest and fees receivable (net of the related revaluation), at fair value by $315.0 million (with a corresponding decrease to Loans, interest and fees receivable, gross of $375.7 million), a decrease to our Allowances for uncollectible loans, interest and fees receivable of $55.6 million, a decrease to our Deferred revenue of $15.6 million, a decrease to Accounts payable and accrued expenses of $600 thousand, an increase to our deferred tax liability of $2.5 million, and an increase to our retained earnings of $8.6 million. The aforementioned impacts associated with our adoption of ASU 2016-13 primarily relate to those assets within our CaaS segment with an immaterial impact to our Auto Finance segment receivables.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform. We have not yet adopted this ASU and are evaluating the effect of adopting this new accounting guidance. Based on our preliminary analysis, the London Interbank Offered Rate ("LIBOR") impacts us in limited circumstances primarily related to our existing debt agreements and will not have a material impact upon adoption.

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosure of current period gross writeoffs by year of origination for financing receivables. The ASU is effective for the Company for fiscal years beginning after December 15, 2022. The disclosures required by this ASU are required for receivables held at amortized cost.  As the significant majority of the Company's receivables are held at fair value, the Company does not believe the adoption of this ASU will have a material impact on its financial results or accompanying disclosures.

3.	Segment Reporting

We operate primarily within one industry consisting of two reportable segments by which we manage our business. Our two reportable segments are: CaaS and Auto Finance.

As of both December 31, 2022 and December 31, 2021, we did not have a material amount of long-lived assets located outside of the U.S.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead; however, our segment results do not reflect any charges for internal capital allocations among our segments. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues.

Summary operating segment information (in thousands) is as follows:

Year Ended December 31, 2022	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$751,052	$35,183	$786,235
Fees and related income on earning assets	216,989	82	217,071
Other revenue	41,843	955	42,798
Other non-operating revenue	698	111	809
Total revenue	1,010,582	36,331	1,046,913
Interest expense	(79,875)	(1,976)	(81,851)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	—	(1,252)	(1,252)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(577,069)	—	(577,069)
Net margin	$353,638	$33,103	$386,741
Income before income taxes	$146,577	$2,695	$149,272
Income tax expense	$(14,122)	$(538)	$(14,660)
Total assets	$2,295,092	$92,722	$2,387,814

Year Ended December 31, 2021	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$485,241	$33,542	$518,783
Fees and related income on earning assets	194,392	74	194,466
Other revenue	29,322	1,284	30,606
Other non-operating revenue	4,135	66	4,201
Total revenue	713,090	34,966	748,056
Interest expense	(53,093)	(1,034)	(54,127)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(36,262)	(193)	(36,455)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(218,733)	—	(218,733)
Net margin	$405,002	$33,739	$438,741
Income before income taxes	$208,926	$10,647	$219,573
Income tax expense	$(39,221)	$(2,563)	$(41,784)
Total assets	$1,859,950	$83,913	$1,943,863

Year Ended December 31, 2020	CaaS	Auto Finance	Total
Revenue:
Consumer loans, including past due fees	$378,817	$31,799	$410,616
Fees and related income on earning assets	133,891	69	133,960
Other revenue	14,372	1,059	15,431
Other non-operating revenue	3,360	43	3,403
Total revenue	530,440	32,970	563,410
Interest expense	(50,387)	(1,161)	(51,548)
Provision for losses on loans, interest and fees receivable recorded at amortized cost	(140,683)	(2,036)	(142,719)
Changes in fair value of loans, interest and fees receivable and notes payable associated with structured financings recorded at fair value	(108,548)	—	(108,548)
Net margin	$230,822	$29,773	$260,595
Income before income taxes	$105,429	$8,962	$114,391
Income tax expense	$(18,257)	$(2,217)	$(20,474)
Total assets	$1,124,618	$82,596	$1,207,214

4.	Shareholders’ Equity and Preferred Stock

During the years ended December 31, 2022, 2021 and 2020, we repurchased and contemporaneously retired 1,674,161 shares, 434,381 shares and 245,534 shares of our common stock at an aggregate cost of $88,939,000, $25,219,000 and $3,353,000, respectively, pursuant to both open market and private purchases and the return of stock by holders of equity incentive awards to pay tax withholding obligations.

During 2021, we had 1,459,233 loaned shares of common stock outstanding, which were originally lent in connection with our  November 2005 issuance of convertible senior notes. As of  December 31, 2021, all loaned shares had been returned to us and subsequently retired.

In June and July 2021, we issued an aggregate of 3,188,533 shares of 7.625% Series B Cumulative Perpetual Preferred Stock, liquidation preference of $25.00 per share (the “Series B Preferred Stock”), for net proceeds of approximately $76.5 million after deducting underwriting discounts and commissions, but before deducting expenses and the structuring fee. We pay cumulative cash dividends on the Series B Preferred Stock, when and as declared by our Board of Directors, in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

During the year ending December 31, 2022, we sold 19,607 shares of our Series B Preferred Stock under our “at-the-market” offering program (the “ATM Program”) for net proceeds of $0.4 million. During the year ended December 31, 2022, we repurchased and contemporaneously retired 3,500 shares of Series B Preferred Stock at an aggregate cost of $69,000. For further information regarding the ATM Program, see Note 15 “ATM Program.”

5.	Redeemable Preferred Stock

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove Ventures, LLC, a Nevada limited liability company (“Dove”). The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dividends on the preferred stock are 6% per annum (cumulative, noncompounding) and are payable as declared, and in preference to any common stock dividends, in cash. The Series A Preferred Stock is perpetual and has no maturity date. The Company may, at its option, redeem the shares of Series A Preferred Stock on or after January 1, 2025 at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends. At the request of holders of a majority of the shares of Series A Preferred Stock, the Company shall offer to redeem all of the Series A Preferred Stock at a redemption price equal to $100 per share, plus any accumulated and unpaid dividends, at the option of the holders thereof, on or after January 1, 2024. Upon the election by the holders of a majority of the shares of Series A Preferred Stock, each share of the Series A Preferred Stock is convertible into the number of shares of the Company’s common stock as is determined by dividing (i) the sum of (a) $100 and (b) any accumulated and unpaid dividends on such share by (ii) an initial conversion price equal to $10 per share, subject to certain adjustment in certain circumstances to prevent dilution. Given the redemption rights contained within the Series A Preferred Stock, we account for the outstanding preferred stock as temporary equity in the consolidated balance sheets. Dividends paid on the Series A Preferred Stock are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. The common stock issuable upon conversion of Series A Preferred Stock is included in our calculation of Net income attributable to common shareholders per share—diluted. See Note 13, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

On November 14, 2019, a wholly-owned subsidiary issued 50.5 million Class B preferred units at a purchase price of $1.00 per unit to an unrelated third party. The units carry a 16% preferred return to be paid quarterly, with up to 6 percentage points of the preferred return to be paid through the issuance of additional units or cash, at our election. The units have both call and put rights and are also subject to various covenants including a minimum book value, which if not satisfied, could allow for the securities to be put back to the subsidiary. A holder of the Class B Preferred Units may, at its election, require the Company to redeem part or all of such holder’s Class B Preferred Units for cash on October 14, 2024. In March 2020, the subsidiary issued an additional 50.0 million Class B preferred units under the same terms. The proceeds from the transaction are being used for general corporate purposes. We have included the issuance of these Class B preferred units as temporary noncontrolling interest on the consolidated balance sheets. Dividends paid on the Class B preferred units are deducted from Net income attributable to controlling interests to derive Net income attributable to common shareholders. See Note 13, “Net Income Attributable to Controlling Interests Per Common Share” for more information.

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

Fair value differs from amortized cost accounting in the following ways:

•	Receivables and notes are recorded at their fair value, not their principal and fee balance or cost basis;
•	The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans with no separate allowance for credit loss calculation;
•	Certain fee billings (such as annual or merchant fees) and expenses of loans and notes are no longer deferred but recognized (when billed or incurred) in income or expense, respectively;
•	The net present value of cash flows associated with future fee billings on existing receivables are included in fair value;
•	Changes in the fair value of loans and notes impact net margins; and
•	Net charge-offs are recognized as they occur rather than through the establishment of an allowance and provision for losses for those loans, interest and fees receivable carried at amortized cost.

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

Valuations and Techniques for Assets

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2022 and December 31, 2021 fair values and carrying amounts of (1) our assets that are required to be carried at fair value in our consolidated financial statements and (2) our assets not carried at fair value, but for which fair value disclosures are required:

Assets – As of December 31, 2022 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$94,968	$87,434
Loans, interest and fees receivable, at fair value	$—	$—	$1,817,976	$1,817,976

Assets – As of December 31, 2021 (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Assets
Loans, interest and fees receivable, net for which it is practicable to estimate fair value and which are carried at net amortized cost	$—	$—	$402,380	$383,811
Loans, interest and fees receivable, at fair value	$—	$—	$1,026,424	$1,026,424

(1)	For cash, deposits and investments in equity securities, the carrying amount is a reasonable estimate of fair value.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the years ended December 31, 2022, 2021 and 2020:

	Loans, Interest and Fees Receivables, at Fair Value
	2022	2021	2020
Balance at January 1,	$1,026,424	$417,098	$4,386
Cumulative effects from adoption of fair value under the CECL standard	314,985	—	—
Net revaluations of loans, interest and fees receivable, at fair value, included in earnings	(32,574)	(110,283)	(96,948)
Principal charge-offs, net of recoveries, included in earnings	(367,213)	(78,463)	(9,855)
Finance and fees, included in earnings	874,749	366,307	103,983
Finance charge-offs, included in earnings	(177,282)	(30,794)	(2,746)
Purchases	2,466,676	1,626,062	713,579
Settlements	(2,287,789)	(1,163,503)	(295,301)
Balance at December 31,	$1,817,976	$1,026,424	$417,098

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) quantitative information about the valuation techniques and the inputs used in the fair value measurement as of  December 31, 2022, 2021 and 2020. As discussed above, our fair value models include market degradation to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments) above the level that historical and current trends would suggest. This market degradation is included in the below quantitative information:

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,817,976	Discounted cash flows	Gross yield, net of finance charge charge-offs	24.7% to 36.1% (31.6%)
			Payment rate	5.0% to 11.4% (10.3%)
			Expected principal credit loss rate	9.2% to 30.3% (30.2%)
			Servicing rate	3.5% to 6.4% (3.6%)
			Discount rate	9.8% to 10.5% (10.1%)

Quantitative Information about Level 3 Fair Value Measurement

Fair Value Measurement	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$1,026,424	Discounted cash flows	Gross yield, net of finance charge charge-offs	27.8% to 46.9% (40.9%)
			Payment rate	5.4% to 12.9% (10.6%)
			Expected principal credit loss rate	7.8% to 26.4% (23.5%)
			Servicing rate	3.4% to 5.7% (4.6%)
			Discount rate	12.3% to 13.5% (12.9%)

Quantitative Information about Level 3 Fair Value Measurement
Fair Value Measurement	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans, interest and fees receivable, at fair value	$417,098	Discounted cash flows	Gross yield, net of finance charge charge-offs	22.7% to 56.5% (43.3%)
			Payment rate	3.9% to 11.4% (8.5%)
			Expected principal credit loss rate	6.9% to 31.4% (24.8%)
			Servicing rate	2.9% to 14.2% (4.3%)
			Discount rate	12.8% to 13.5% (13.3%)

Valuations and Techniques for Liabilities

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The table below summarizes (in thousands) by fair value hierarchy the December 31, 2022 and 2021 fair values and carrying amounts of (1) our liabilities that are required to be carried at fair value in our consolidated financial statements and (2) our liabilities not carried at fair value, but for which fair value disclosures are required:

Liabilities – As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,630,111	$1,630,111
Amortizing debt facilities	$—	$—	$23,195	$23,195
Senior notes, net	$125,640	$—	$—	$144,385

Liabilities – As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount of Liabilities
Liabilities not carried at fair value
Revolving credit facilities	$—	$—	$1,255,518	$1,255,518
Amortizing debt facilities	$—	$—	$23,346	$23,346
Senior notes, net	$153,000	$—	$—	$142,951

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

For our material Level 3 liabilities carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the year ended December 31, 2021 (no amounts were outstanding as of December 31, 2022):

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

Other Relevant Data

Other relevant data (in thousands) as of December 31, 2022 and December 31, 2021 concerning certain assets and liabilities we carry at fair value are as follows:

As of December 31, 2022	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$786	$2,119,340
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$760	$1,910,090
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$765	$1,817,211
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$3	$8,362
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$4	$144,767

As of December 31, 2021	Loans, Interest and Fees Receivable at Fair Value	Loans, Interest and Fees Receivable Pledged as Collateral under Structured Financings at Fair Value
Aggregate unpaid gross balance of loans, interest and fees receivable that are reported at fair value	$1,249	$1,234,039
Aggregate unpaid principal balance included within loans, interest and fees receivable that are reported at fair value	$1,204	$1,131,895
Aggregate fair value of loans, interest and fees receivable that are reported at fair value	$1,215	$1,025,209
Aggregate fair value of receivables carried at fair value that are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies)	$8	$4,640
Unpaid principal balance of receivables within loans, interest and fees receivable that are reported at fair value and are 90 days or more past due (which also coincides with finance charge and fee non-accrual policies) over the fair value of such loans, interest and fees receivable	$13	$59,656

7.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	As of December 31,
	2022	2021
Software	$850	$1,695
Furniture and fixtures	2,872	3,540
Data processing and telephone equipment	502	692
Leasehold improvements	3,437	10,539
Other	6,910	6,909
Total cost	14,571	23,375
Less accumulated depreciation	(4,558)	(16,040)
Property, net	$10,013	$7,335

Depreciation expense totaled $2.2 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

8.	Variable Interest Entities

The Company contributes the vast majority of receivables to VIEs. These entities are sometimes established to facilitate third party financing. When assets are contributed to a VIE, they serve as collateral for the debt securities issued by that VIE. The evaluation of whether the entity qualifies as a VIE is based upon the sufficiency of the equity at risk in the legal entity. This evaluation is generally a function of the level of excess collateral in the legal entity. We consolidate VIEs when we hold a variable interest and we retain significant exposure to certain receivables and therefore, are the primary beneficiary. Through our role as servicer, we are the primary beneficiary when we have the power to direct activities that most significantly affect the economic performance and have the obligation to absorb the majority of the losses or benefits. In all of our VIEs, we continue to service the receivables (in accordance with defined servicing procedures), and as such, have the ability to significantly impact the economic performance of those VIEs. In certain circumstances we guarantee the performance of the underlying debt or agree to contribute additional collateral when necessary. When collateral is pledged, it is not available for the general use of the Company and can only be used to satisfy the related debt obligation. The results of operations and financial position of consolidated VIEs are included in our consolidated financial statements.

The following table presents a summary of VIEs in which we had continuing involvement and held a variable interest (in millions):

	As of
	December 31, 2022	December 31, 2021
Unrestricted cash and cash equivalents	$202.2	$209.5
Restricted cash and cash equivalents	27.6	75.9
Loans, interest and fees receivable, at fair value	1,735.9	925.5
Loans, interest and fees receivable, gross	—	369.6
Allowances for uncollectible loans, interest and fees receivable	—	(55.1)
Deferred revenue	—	(8.2)
Total Assets held by VIEs	$1,965.7	$1,517.2
Notes Payable, net held by VIEs	$1,586.0	$1,223.4
Maximum exposure to loss due to involvement with VIEs	$1,756.0	$1,289.1

9.	Leases

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

	For the Year Ended December 31,
	2022	2021	2020
Operating lease cost, gross	$4,431	$6,905	$6,879
Sublease income	(2,165)	(5,234)	(5,133)
Net Operating lease cost	$2,266	$1,671	$1,746
Cash paid under operating leases, gross	$4,053	$10,470	$10,278

Weighted average remaining lease term - months	133
Weighted average discount rate	6.5%

As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

	Gross Lease Payment	Payments received from Sublease	Net Lease Payment
2023	$1,662	$(39)	$1,623
2024	2,777	—	2,777
2025	2,629	—	2,629
2026	2,489	—	2,489
2027	2,466	—	2,466
Thereafter	17,338	—	17,338
Total lease payments	29,361	(39)	29,322
Less imputed interest	(9,249)
Total	$20,112

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

In addition, we occasionally lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2022, we had no material non-cancelable capital leases with initial or remaining terms of more than one year.

10.	Notes Payable

Notes Payable, at Face Value

Other notes payable outstanding as of December 31, 2022 and December 31, 2021 that are secured by the financial and operating assets of either the borrower, another of our subsidiaries or both, include the following, scheduled (in millions); except as otherwise noted, the assets of our holding company (Atlanticus Holdings Corporation) are subject to creditor claims under these scheduled facilities:

	As of
	December 31, 2022	December 31, 2021

Revolving credit facilities at a weighted average interest rate equal to 5.1% as of December 31, 2022 (4.3% as of December 31, 2021) secured by the financial and operating assets of CAR and/or certain receivables and restricted cash with a combined aggregate carrying amount of $1,856.2 million as of December 31, 2022 ($1,391.6 million as of December 31, 2021)

Revolving credit facility, not to exceed $55.0 million (expiring November 1, 2024) (1) (2) (3)	$44.1	$32.1
Revolving credit facility, not to exceed $50.0 million (expiring October 30, 2024) (2) (3) (4) (5)	50.0	48.7
Revolving credit facility, not to exceed $20.0 million (expiring July 15, 2023) (2) (3) (4) (5)	11.1	5.7
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2024) (2) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $200.0 million (expiring May 15, 2024) (3) (4) (5) (6)	188.9	200.0
Revolving credit facility, not to exceed $25.0 million (expiring April 21, 2023) (2) (3) (4) (5)	24.6	19.2
Revolving credit facility, not to exceed $100.0 million (expiring January 15, 2025) (3) (4) (5) (6)	100.0	100.0
Revolving credit facility, not to exceed $250.0 million (expiring October 15, 2025) (3) (4) (5) (6)	250.0	250.0
Revolving credit facility, not to exceed $25.0 million (expiring June 16, 2025) (3) (4) (5)	25.0	10.0
Revolving credit facility, not to exceed $300.0 million (expiring December 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $75.0 million (expiring March 15, 2025) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $300.0 million (expiring May 15, 2026) (3) (4) (5) (6)	300.0	300.0
Revolving credit facility, not to exceed $250.0 million (expiring May 15, 2030) (3) (4) (5) (6)	250.0	—
Revolving credit facility, not to exceed $100.0 million (expiring August 5, 2024) (3) (4) (5) (6)	—	—
Revolving credit facility, not to exceed $100.0 million (expiring March 15, 2028) (3) (4) (5) (6)	100.0	—
Other facilities
Other debt	5.8	5.9
Unsecured term debt (expiring August 26, 2024) with a weighted average interest rate equal to 8.0% (3)	17.4	17.4
Total notes payable before unamortized debt issuance costs and discounts	1,666.9	1,289.0
Unamortized debt issuance costs and discounts	(13.6)	(10.1)
Total notes payable outstanding, net	$1,653.3	$1,278.9

(1)

Loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance by our CAR Auto Finance operations.

(2)	These notes reflect modifications to either extend the maturity date, increase the loan amount or both, and are treated as accounting modifications.
(3)	See below for additional information.
(4)	Loans are subject to certain affirmative covenants tied to default rates and other performance metrics the failure of which could result in required early repayment of the remaining unamortized balances of the notes.
(5)	Loans are associated with VIEs. See Note 8, "Variable Interest Entities" for more information.
(6)	Creditors do not have recourse against the general assets of the Company but only to the collateral within the VIEs.
*	As of December 31, 2022, the LIBOR rate was 4.39%, the Prime Rate was 7.50% and the SOFR Rate was 4.30%.

In October 2015, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $50.0 million revolving borrowing limit that can be drawn to the extent of outstanding eligible principal receivables (of which $50.0 million was drawn as of December 31, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%. The facility matures on October 30, 2024 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The facility is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  October 2016, we (through a wholly owned subsidiary) entered a revolving credit facility available to the extent of outstanding eligible principal receivables of our CAR subsidiary (of which $44.1 million was drawn as of December 31, 2022). This facility is secured by the financial and operating assets of CAR and accrues interest at an annual rate equal to LIBOR plus a range between 2.4% and 3.0% based on certain ratios. The loan is subject to certain affirmative covenants, including a coverage ratio, a leverage ratio and a collateral performance test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. In periods subsequent to October 2016, we amended the original agreement to either extend the maturity date and/or expand the capacity of this revolving credit facility. As of December 31, 2022, the facility's borrowing limit was $55.0 million and the facility matures on November 1, 2024. There were no other material changes to the existing terms or conditions as a result of these amendments and the new maturity date and borrowing limit are reflected in the table above. In January 2023, the note was amended to change the underlying reference rate from LIBOR to SOFR, the facility size was increased to $65.0 million and the maturity date was extended to November 1, 2025.  All other terms remained materially consistent with the amended facility.

In 2018, we (through a wholly owned subsidiary) entered into a revolving credit facility to sell up to an aggregate $100.0 million of notes that are secured by the receivables and other assets of the trust (of which $0.0 million was outstanding as of December 31, 2022) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes equals the SOFR plus 3.1%. The facility matures on March 15, 2024, and is subject to certain affirmative covenants and collateral performance tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance of notes. As of December 31, 2022, the aggregate borrowing limit was $100.0 million.

In December 2017, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $24.6 million was drawn as of December 31, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to SOFR plus 3.6%. The facility matures on April 21, 2023 and is subject to certain affirmative covenants, including payment, delinquency and charge-off tests, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus.

In June 2019, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $20.0 million revolving borrowing limit that is available to the extent of outstanding eligible principal receivables (of which $11.1 million was drawn as of December 31, 2022). This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the Prime Rate. The note is guaranteed by Atlanticus.

In August 2019, we issued a $17.4 million term note, which bears interest at a fixed rate of 8.0% and is due in August 2024.

In November 2019, we sold $200.0 million of ABS secured by certain credit card receivables (expiring May 15, 2024). A portion of the proceeds from the sale was used to pay down our existing facilities associated with our credit card receivables and the remaining proceeds were used to fund the acquisition of future receivables. The terms of the ABS allow for a three-year revolving structure with a subsequent 12-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.91%.  This facility is currently in contractual scheduled amortization.

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

In January 2021, we (through a wholly owned subsidiary) entered a revolving credit facility with a (as subsequently amended) $25.0 million borrowing limit (of which $25.0 million was drawn as of December 31, 2022) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to the greater of the Prime Rate or 4%. The facility matures on June 16, 2025 and is subject to certain affirmative covenants, including a liquidity test and an eligibility test, the failure of which could result in required early repayment of all or a portion of the outstanding balance. The note is guaranteed by Atlanticus, which is required to maintain certain minimum liquidity levels.

In  June 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026 through December 15, 2026). The terms of the ABS allow for a four-year revolving structure with a subsequent 11-month to 18-month amortization period. The weighted average interest rate on the securities is fixed at 4.24%.

In September 2021, we entered a term facility with a $75.0 million limit (of which $0.0 million was outstanding of December 31, 2022) that is available to the extent of outstanding eligible principal receivables. This facility is secured by the loans, interest and fees receivable and related restricted cash and accrues interest at an annual rate equal to LIBOR plus 2.75%. The terms of the facility allow for a 24-month revolving structure with an 18-month amortization period and the facility matures in March 2025.

In November 2021, we sold $300.0 million of ABS secured by certain credit card receivables (expiring May 15, 2026). The terms of the ABS allow for a three-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 3.53%.

In May 2022, we entered a $250.0 million ABS agreement (of which $250.0 million was drawn as of December 31, 2022) secured by certain credit card receivables (expiring May 15, 2030). The terms of the ABS allow for a five-year revolving structure with a subsequent 18-month amortization period. The weighted average interest rate on the securities is fixed at 6.33%.

In August 2022, we entered a $100.0 million ABS agreement secured by certain credit card receivables (of which $0.0 million was outstanding as of December 31, 2022) that can be drawn upon to the extent of outstanding eligible receivables. The interest rate on the notes is based on the Term Secured Overnight Financing Rate ("Term SOFR") plus 1.8%. The facility matures on August 5, 2024.

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

As of December 31, 2022, we were in compliance with the covenants underlying our various notes payable and credit facilities.

Senior Notes, net

In  November 2021, we issued $150.0 million aggregate principal amount of senior notes (included on our consolidated balance sheet as "Senior notes, net"). The senior notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The senior notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the senior notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The senior notes bear interest at the rate of 6.125% per annum. Interest on the senior notes is payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year. The senior notes will mature on November 30, 2026. We are amortizing fees associated with the issuance of the senior notes into interest expense over the expected life of the notes. Amortization of these fees for the years ended December 31, 2022 and 2021 totaled $1.4 million and $0.1 million, respectively.

11.	Commitments and Contingencies

General

Under finance products available in the private label credit and general purpose credit card channels, consumers have the ability to borrow up to the maximum credit limit assigned to each individual’s account. Unfunded commitments under these products aggregated $2.2 billion at December 31, 2022. We have never experienced a situation in which all borrowers have exercised their entire available lines of credit at any given point in time, nor do we anticipate this will ever occur in the future. Moreover, there would be a concurrent increase in assets should there be any exercise of these lines of credit.

Additionally, our CAR operations provide floor-plan financing for a pre-qualified network of independent automotive dealers and automotive finance companies in the buy-here, pay-here used car business. The floor plan financing allows dealers and finance companies to borrow up to the maximum pre-approved credit limit allowed in order to finance ongoing inventory needs. These loans are secured by the underlying auto inventory and, in certain cases where we have other lending products outstanding with the dealer, are secured by the collateral under those lending arrangements as well, including any outstanding dealer reserves. As of December 31, 2022, CAR had unfunded outstanding floor-plan financing commitments totaling $11.4 million. Each draw against unused commitments is reviewed for conformity to pre-established guidelines.

Under agreements with third-party originating and other financial institutions, we have pledged security (collateral) related to their issuance of consumer credit and purchases thereunder, of which $20.6 million remains pledged as of December 31, 2022 to support various ongoing contractual obligations.

Under agreements with third-party originating and other financial institutions, we have agreed to indemnify the financial institutions for certain liabilities associated with the services we provide on behalf of the financial institutions—such indemnification obligations generally being limited to instances in which we either (a) have been afforded the opportunity to defend against any potentially indemnifiable claims or (b) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims. As of December 31, 2022, we have assessed the likelihood of any potential payments related to the aforementioned contingencies as remote. We would accrue liabilities related to these contingencies in any future period if and in which we assess the likelihood of an estimable payment as probable.

Under the account terms, consumers have the option of enrolling in a credit protection program with our issuing bank partner which would make the minimum payments owed on their accounts for a period of up to six months upon the occurrence of an eligible event. Eligible events typically include loss of life, job loss, disability, or hospitalization. As an acquirer of receivables, our potential exposure under this program, if all eligible participants applied for this benefit, was $69.4 million as of December 31, 2022. We have never experienced a situation in which all eligible participants have applied for this benefit at any given point in time, nor do we anticipate this will ever occur in the future. We include our estimate of future claims under this program within our fair value analysis of the associated receivables.

We also are subject to certain minimum payments under cancelable and non-cancelable lease arrangements. For further information regarding these commitments, see Note 9, “Leases”.

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. There are currently no pending legal proceedings that are expected to be material to us.  Included in the first quarter of 2022 is an $8.5 million expense related to a settlement of outstanding litigation associated with our Auto Finance segment.

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

The current and deferred portions (in thousands) of our federal, foreign, and state and other income tax expenses or benefits are as follows:

	For the Year Ended December 31,
	2022	2021	2020
Federal income tax (expense) benefit:
Current tax benefit (expense)	$4,352	$(34,910)	$1,351
Deferred tax (expense)	(16,623)	(2,369)	(21,752)
Total federal income tax (expense)	$(12,271)	$(37,279)	$(20,401)
Foreign income tax (expense) benefit:
Current tax (expense)	$(183)	$(107)	$(143)
Deferred tax benefit (expense)	3	1	(5)
Total foreign income tax (expense)	$(180)	$(106)	$(148)
State and other income tax benefit (expense):
Current tax benefit (expense)	$2,146	$(4,910)	$(1,228)
Deferred tax (expense) benefit	(4,355)	511	1,303
Total state and other income tax (expense) benefit	$(2,209)	$(4,399)	$75
Total income tax (expense)	$(14,660)	$(41,784)	$(20,474)

We experienced an effective income tax expense rate of 9.8% and 19.0% for the years ended December 31, 2022, and December 31, 2021, respectively. Our effective income tax expense rates for these years are below the statutory rate principally due to (1) deductions associated with the exercise of stock options and the vesting of restricted stock at times when the fair value of our stock exceeded such share-based awards’ grant date values—such deductions being significantly higher in 2022 than in 2021 given stock option exercises in 2022 by the Executive Chairman of our Board of Directors, such options being grandfathered from executive compensation deduction limitations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and (2) our deduction for income tax purposes of amounts characterized in our consolidated financial statements as dividends on a preferred stock issuance, such amounts constituting deductible interest expense on a debt issuance for tax purposes. Offsetting the above factors are the effects on our effective tax rate of state and foreign income tax expense, taxes on global intangible low-taxed income, and executive compensation deduction limitations under Section 162(m) of the Code. Further details related to the above are reflected in the table below reconciling our effective income tax expense rate to the statutory rate.

We report income tax-related interest and penalties (including those associated with both our accrued liabilities for uncertain tax positions and unpaid tax liabilities) within our income tax line item on our consolidated statements of income. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions or unpaid tax liabilities in a manner favorable to our accruals therefor. For 2022 and 2021, we experienced only de minimis interest expense and reversals within our income tax line item.

The following table reconciles our effective income tax expense rate to the statutory rate for 2022 and 2021:

	For the Year Ended December 31,
	2022	2021	2020
Statutory federal expense rate	21.0%	21.0%	21.0%
(Decrease) increase in statutory federal tax expense rate resulting from:
Share-based compensation	(10.5)	(3.1)	—
Section 162(m) of the Code executive compensation deduction limitations	0.2	1.7	—
Net interest and penalties related to uncertain tax positions and unpaid tax liabilities	0.1	—	(0.6)
Interest expense on preferred stock classified as debt for tax purposes	(2.3)	(1.6)	(2.6)
Foreign taxes, net of valuation allowance effects	(0.2)	(0.1)	(0.2)
State taxes, net of valuation allowance effects	1.4	1.6	(0.1)
Prior year provision to return reconciling items, tax effects of non-controlling interests, and other	(0.1)	(0.6)	0.2
Global intangible low-taxed income tax	0.2	0.1	0.2
Effective tax expense rate	9.8%	19.0%	17.9%

As of December 31, 2022, and December 31, 2021, the respective significant components (in thousands) of our deferred tax assets and liabilities (which are included as a component of our Income tax liability on our consolidated balance sheets) were:

	As of December 31,
	2022	2021
Deferred tax assets:
Capitalized research and experimentation expenditures and fixed assets	$1,445	$—
Provision for credit loss	1,716	14,647
Credit card and other loans receivable fair value election differences	70,966	48,730
Equity-based compensation	1,327	967
Accrued expenses	156	159
Accruals for state taxes and interest associated with unrecognized tax benefits and unpaid accrued tax liabilities	195	149
Federal net operating loss and capital loss carry-forwards	22,626	—
Foreign net operating loss carry-forward	304	304
Other	1,056	506
State tax benefits, primarily from net operating losses	28,796	27,081
Deferred tax assets, gross	$128,587	$92,543
Valuation allowances	(20,699)	(22,716)
Deferred tax assets, net of valuation allowances	$107,888	$69,827
Deferred tax (liabilities):
Prepaid expenses and other	$(1,030)	$(513)
Software development costs and fixed assets	—	(41)
Equity in income of equity-method investee	(792)	(697)
Market discount on acquired marked discount bonds	(155,879)	(94,958)
Deferred costs	(641)	(590)
Deferred tax (liabilities), gross	$(158,342)	$(96,799)
Deferred tax (liabilities), net	$(50,454)	$(26,972)

We undertook a detailed review of our deferred taxes and determined that a valuation allowance was required for certain deferred tax assets in state tax jurisdictions within the U.S. and in the U.K. We reduce our deferred tax assets by valuation allowances if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Because our valuation allowance evaluations require consideration of future events, significant judgment is required in making the evaluations, and our conclusions could be materially different if our expectations are not met. Our valuation allowances totaled $20.7 million and $22.7 million as of December 31, 2022, and December 31, 2021, respectively.

Certain of our deferred tax assets relate to federal, foreign, and state net operating losses, and we have no other net operating losses, capital losses, or credit carryforwards other than those noted herein. We have recorded a federal deferred tax asset of $22.6 million (based on indefinite-lived federal net operating loss carryforwards of $104.0 million).  We have recorded state deferred tax assets of $28.6 million based on state net operating loss carryforwards, some of which are indefinite-lived and some which expire in various years beginning in 2023.

Our subsidiaries file federal, foreign, and/or state and other income tax returns. In the normal course of our business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., the U.K., and various U.S. states and territories. With a few exceptions of a non-material nature, we are no longer subject to federal, state, local, or foreign income tax examinations for years prior to 2018.

Reconciliations (in thousands) of our unrecognized tax benefits from the beginning to the end of 2022 and 2021, respectively, are as follows:

	2022	2021	2020
Balance at January 1,	$(605)	$(495)	$(445)
Reductions based on tax positions related to prior years	79	23	—
(Additions) based on tax positions related to prior years	(11,965)	(26)	32
(Additions) based on tax positions related to the current year	(10,201)	(107)	(82)
Balance at December 31,	$(22,692)	$(605)	$(495)

Our unrecognized tax benefits that, if recognized, would affect the effective tax rate are not material at only $0.9 million, $0.7 million and $0.6 million as of  December 31, 2022, 2021 and 2020, respectively.

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

The following table sets forth the computations of net income attributable to controlling interests per share of common stock (in thousands, except per share data):

	December 31,
	2022	2021	2020
Numerator:
Net income attributable to controlling interests	$135,597	$177,902	$94,120
Preferred stock and preferred unit dividends and accretion	(25,076)	(22,363)	(17,070)
Net income attributable to common shareholders—basic	110,521	155,539	77,050
Effect of dilutive preferred stock dividends and accretion	2,400	2,400	2,400
Net income attributable to common shareholders—diluted	$112,921	$157,939	$79,450
Denominator:
Basic (including unvested share-based payment awards) (1)	14,629	15,074	14,486
Effect of dilutive stock compensation arrangements and exchange of preferred stock	4,747	5,824	5,616
Diluted (including unvested share-based payment awards) (1)	19,376	20,898	20,102
Net income attributable to common shareholders per share—basic	$7.55	$10.32	$5.32
Net income attributable to common shareholders per share—diluted	$5.83	$7.56	$3.95

(1)

Shares related to unvested share-based payment awards included in our basic and diluted share counts were 137,046 for the year ended  December 31, 2022, compared to 312,792 for the year ended  December 31, 2021.

As their effects were anti-dilutive, we excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the year ended December 31, 2022.  No shares were excluded from our net income attributable to controlling interests per share of common stock calculations for the year ended December 31, 2021. We excluded stock options to purchase 0.1 million shares from our net income attributable to controlling interests per share of common stock calculations for the year ended December 31, 2020.

For the years ended December 31, 2022, 2021 and 2020, we included 4.0 million, 4.0 million and 3.8 million shares of common stock for each period in our outstanding diluted share counts associated with our Series A Preferred Stock. See Note 5, "Redeemable Preferred Stock", for a further discussion of these convertible securities.

For the year ended December 31, 2021, we included 0.1 million shares of common stock in the diluted net income attributable to controlling interests per share of common stock calculations associated with our convertible senior notes.

14.	Stock-Based Compensation

We currently have two stock-based compensation plans, the Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Fourth Amended and Restated 2014 Equity Incentive Plan (the “Fourth Amended 2014 Plan”). Our Fourth Amended 2014 Plan provides that we may grant options on or shares of our common stock (and other types of equity awards) to members of our Board of Directors, employees, consultants and advisors. The Fourth Amended 2014 Plan was approved by our shareholders in May 2019. As of December 31, 2022, 51,041 shares remained available for issuance under the ESPP and 2,085,158 shares remained available for issuance under the Fourth Amended 2014 Plan.

Exercises and vestings under our stock-based compensation plans resulted in no income tax-related charges to paid-in capital during the years ended December 31, 2022 and 2021.

Restricted Stock and Restricted Stock Units

During the years ended December 31, 2022, 2021 and 2020, we granted 105,360 shares, 49,988 shares and 61,373 shares of restricted stock and restricted stock units (net of any forfeitures), respectively, with aggregate grant date fair values of $4.9 million, $1.7 million and $0.6 million, respectively. We incurred expenses of $2.6 million, $1.2 million and $0.8 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to restricted stock awards. When we grant restricted stock and restricted stock units, we defer the grant date value of the restricted stock and restricted stock unit and amortize that value (net of the value of anticipated forfeitures) as compensation expense with an offsetting entry to the paid-in capital component of our consolidated shareholders’ equity. Our restricted stock awards typically vest over a range of 12 to 60 months (or other term as specified in the grant which may include the achievement of performance measures) and are amortized to salaries and benefits expense ratably over applicable vesting periods. As of December 31, 2022, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $3.3 million with a weighted-average remaining amortization period of 2.8 years. No forfeitures have been included in our compensation cost estimates based on historical forfeiture rates.

Stock Options

The exercise price per share of the options awarded under the Fourth Amended 2014 Plan must be equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. We had expense of $1.6 million, $2.0 million and $0.5 million related to stock option-related compensation costs during the years ended December 31, 2022, 2021 and 2020, respectively. When applicable, we recognize stock option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. The table below includes additional information about outstanding options:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average of Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,017,969	$6.74
Issued	—	$—
Exercised	(1,211,141)	$3.08
Expired/Forfeited	(4,665)	$15.30
Outstanding at December 31, 2022	802,163	$12.23	1.6	$12,704,473
Exercisable at December 31, 2022	673,137	$8.71	1.2	$12,270,696

Information on stock options granted, exercised and vested is as follows (in thousands, except per share data):

	Year ended December 31,
	2022	2021
Weighted average fair value per share of options granted	N/A	$24.00
Cash received from options exercised, net	$3,731	$1,885
Aggregate intrinsic value of options exercised	$74,296	$13,673
Grant date fair value of shares vested	$1,802	$834

Options issued during the years ended December 31, 2021 and 2020 had aggregate grant-date fair values of $3.1 million and $1.4 million, respectively. No options were issued during the year ended December 31, 2022. We had $0.8 million and $2.4 million of unamortized deferred compensation costs associated with non-vested stock options as of December 31, 2022 and December 31, 2021, respectively, with a weighted average remaining amortization period of 1.1 years as of December 31, 2022. Upon exercise of outstanding options, the Company issues new shares.

15.	ATM Program

On August 10, 2022, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) providing for the sale by the Company of up to an aggregate offering price of $100,000,000 of our (i) Series B Preferred Stock and (ii) senior notes, from time to time through a sales agent, in connection with the ATM Program. Sales pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Select Market. The sales agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices up to the amount specified in, and otherwise in accordance with the terms of, the placement notice.

For further information regarding the ATM Program, see Note 4, “Shareholders’ Equity and Preferred Stock.”

16.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. We made matching contributions of $341,245, $274,759 and $197,214 for the years ended December 31, 2022, 2021 and 2020, respectively.

Also, all employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase our common stock up to a fair market value of $10,000. The amounts deducted and accumulated by each participant are used to purchase shares of common stock on or as promptly as practicable after the last business day of each month. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the purchase date. Employees contributed $107,995 to purchase 3,280 shares of common stock in 2022, $79,095 to purchase 2,241 shares of common stock in 2021 and $106,775 to purchase 9,209 shares of common stock in 2020 under the ESPP. The ESPP covers up to 100,000 shares of common stock. Our charge to expense associated with the ESPP was $35,348, $28,937 and $31,748 in 2022, 2021, and 2020 respectively.

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

In June 2007, we entered into a sublease for 1,000 square feet (as later adjusted to 3,100 square feet) of excess office space at our Atlanta headquarters with HBR Capital, Ltd. (“HBR”), a company co-owned by David G. Hanna and his brother Frank J. Hanna, III. The sublease rate per square foot is the same as the rate that we pay under the prime lease. Under the sublease, HBR paid us $62,422, $17,299 and $16,960 for 2022, 2021 and 2020, respectively. The aggregate amount of payments required under the sublease from January 1, 2023 to the expiration of the sublease in May 2023 is $39,400.

In January 2013, HBR began leasing the services of four employees from us. HBR reimburses us for the full cost of the employees, based on the amount of time devoted to HBR. In the years ended December 31, 2022, 2021 and 2020, we received $404,302, $380,733 and $334,526, respectively, of reimbursed costs from HBR associated with these leased employees.

On November 26, 2014, we and certain of our subsidiaries entered into a Loan and Security Agreement with Dove. The agreement provided for a senior secured term loan facility in an amount of up to $40.0 million at any time outstanding. On December 27, 2019, the Company issued 400,000 shares of its Series A Preferred Stock with an aggregate initial liquidation preference of $40.0 million, in exchange for full satisfaction of the $40.0 million that the Company owed Dove under the Loan and Security Agreement. Dove is a limited liability company owned by three trusts. David G. Hanna is the sole shareholder and the President of the corporation that serves as the sole trustee of one of the trusts, and David G. Hanna and members of his immediate family are the beneficiaries of this trust. Frank J. Hanna, III is the sole shareholder and the President of the corporation that serves as the sole trustee of the other two trusts, and Frank J. Hanna, III and members of his immediate family are the beneficiaries of these other two trusts. See Note 5 "Redeemable Preferred Stock" for more information.

During 2022, the Company utilized Axiom Bank, NA to provide legal and other services related to various commercial opportunities. David G. Hanna, Frank J. Hanna, III and members of their immediate families, control and own Axiom Bancshares, Inc., which is the bank holding company for Axiom Bank, NA. The aggregate amount of payments made to Axiom Bank during 2022 was $1.0 million.

18.	Subsequent Events

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

We have evaluated subsequent events occurring after December 31, 2022, and based on our evaluation we did not identify any recognized or nonrecognized subsequent events that would have required further adjustments to our consolidated financial statements other than the developments described below.

We purchased 16,313 shares of common stock through February 28, 2023, which were subsequently retired.